Form 10-Q
period 2015-09-30
River Financial Corp
filed 2015-12-14
CIK 1641601

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission File Number: 333-205986

RIVER FINANCIAL CORPORATION

(Exact Name of Registrant as Specified in its Charter)

ALABAMA	46-1422125
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2611 Legends Drive Prattville, Alabama	36066
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (334) 290-1012

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a small reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of December 9, 2015, the registrant had 2,985,640 shares of common stock, $1.00 par value per share, outstanding.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q of River Financial Corporation (“we”, “our” or “us” on a consolidated basis) contains forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. Such statements include projections, predictions, expectations or statements as to beliefs or future events or results or refer to other matters that are not historical facts. Forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from those contemplated by the statements. The forward-looking statements contained in this annual report are based on various factors and were derived using numerous assumptions. In some cases, you can identify these forward-looking statements by words like “may”, “will”, “should”, “expect”, “plan”, “anticipate”, “intend”, “believe”, “estimate”, “predict”, “potential”, or “continue” or the negative of those words and other comparable words. You should be aware that those statements reflect only our predictions. If known or unknown risks or uncertainties should materialize, or if any one or more of our material underlying assumptions should prove inaccurate, actual results could differ materially from past results and those anticipated, estimated or projected. You should bear this in mind when reading this annual report and not place undue reliance on these forward-looking statements. Factors that might cause such differences include, but are not limited to:

•	The businesses of any bank acquired by us may not be integrated successfully or the integration may be more difficult, time-consuming or costly than expected;
•	The expected growth opportunities or costs savings from such transactions may not be fully realized or may take longer to realize than expected;
•	Revenues following such transactions may be lower than expected as a result of losses of customers or other reasons;
•	Deposit attrition, operating costs, customer loss and business disruption following such transactions, including difficulties in maintaining relationships with employees, may be greater than expected;
•	Governmental approvals of such transactions may not be obtained on the proposed terms or expected timeframe;
•	Reputational risks and the reaction of the companies’ customers to such transactions;
•	Diversion of management time on merger related issues;
•	Changes in asset quality and credit risk of our bank;
•	Inflation;
•	Customer acceptance of the our products and services;
•	Customer borrowing, repayment, investment and deposit practices;
•

The negative impact on profitability imposed on us by a compressed net interest margin on loans and other extensions of credit that affects our ability to lend profitably and to price loans effectively in the face of competitive pressures;

•	Our liquidity requirements could be adversely affected by changes in our assets and liabilities;
•	Our ability to attract, develop and retain qualified banking professionals;
•	Failure to attract or retain stable deposits at reasonable cost that is competitive with the larger international, national, and regional financial service providers with which we compete;
•

Significant reliance on loans secured by real estate and the associated vulnerability to downturns in the local real estate market, natural disasters and other variables impacting the value of real estate;

•	The introduction, withdrawal, success and timing of business initiatives;
•	The impact, extent, and timing of technological changes;
•	A weakening of the economies in which we conduct operations may adversely affect our operating results;
•	The U.S. legal and regulatory framework, or changes in such framework, could adversely affect our operating results;
•	The interest rate environment may compress margins and adversely affect net interest income; and
•	Competition from other financial services companies in our markets could adversely affect operations.

You should also consider carefully the risk factors discussed in Item 1A of Part II of this Form 10-Q, which address additional factors that could cause our actual results to differ from those set forth in the forward-looking statements and could materially and adversely affect our business, operating results and financial condition. The risks discussed in this report are factors that, individually or in the aggregate, management believes could cause our actual results to differ materially from expected and historical results. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider such disclosures to be a complete discussion of all potential risks or uncertainties. Factors not here or there listed may develop or, if currently extant, we may not have yet recognized them.

The forward-looking statements speak only as of the date on which they are made, and, except to the extent required by federal securities laws, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

RIVER FINANCIAL CORPORATION

Consolidated Statements of Financial Condition

(in thousands except share data)

	September 30, 2015	December 31, 2014
	Unaudited	Audited
Assets
Cash and due from banks	$24,678	$16,171
Interest-bearing deposits in banks	132	6,018
Federal funds sold	4,745	3,180
Cash and cash equivalents	29,555	25,369
Certificates of deposit in banks	—	1,992
Securities available-for-sale	102,555	130,284
Loans, net of deferred fees	305,020	265,137
Less allowance for loan losses	(4,037)	(3,778)
Net loans	300,983	261,359
Premises and equipment, net	13,976	12,699
Accrued interest receivable	1,460	1,597
Bank owned life insurance	9,895	9,666
Foreclosed assets	1,219	2,340
Deferred income taxes	266	120
Other assets	1,325	1,278
Total assets	$461,234	$446,704
Liabilities and Shareholders' Equity
Noninterest-bearing deposits	$95,560	$88,839
Interest-bearing deposits	303,315	298,992
Total deposits	398,875	387,831
Short-term debt	9,121	8,043
Long-term debt	6,000	6,000
Accrued interest payable and other liabilities	1,032	799
Total liabilities	415,028	402,673
Common stock ($1 par value; 5,000,000 shares authorized; 3,057,612 and 3,057,612 shares issued; 2,987,466 and 2,998,837 shares outstanding, respectively)	3,058	3,058
Additional paid in capital	35,196	35,175
Retained earnings	8,315	5,991
Accumulated other comprehensive income	638	606
Treasury stock at cost (70,146 and 58,775 shares, respectively)	(1,001)	(799)
Total stockholders' equity	46,206	44,031
Total liabilities and stockholders' equity	$461,234	$446,704

The accompanying notes are an integral part of these financial statements.

RIVER FINANCIAL CORPORATION

Unaudited Consolidated Statements of Income

(in thousands except per share data)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Interest income:
Loans, including fees	$3,609	$3,239	$10,333	$9,388
Taxable securities	338	522	1,195	1,661
Nontaxable securities	184	170	543	507
Federal funds sold	1	1	2	6
Other interest income	2	6	12	18
Total interest income	4,134	3,938	12,085	11,580
Interest expense:
Deposits	291	308	873	943
Short term borrowings	3	4	14	12
Long term borrowings	11	3	31	13
Total interest expense	305	315	918	968
Net interest income	3,829	3,623	11,167	10,612
Provision for loan losses	139	264	417	793
Net interest income after provision for loan losses	3,690	3,359	10,750	9,819
Noninterest income:
Service charges and fees	467	481	1,407	1,306
Investment brokerage revenue	25	—	175	—
Mortgage operations	55	73	173	150
Bank owned life insurance income	77	44	229	129
Net gain on sale of investment securities	11	—	24	11
Other noninterest income	83	145	208	245
Total noninterest income	718	743	2,216	1,841
Noninterest expense:
Salaries and employee benefits	1,568	1,405	4,668	4,174
Occupancy expenses	240	215	679	628
Equipment rentals, depreciation, and maintenance	124	126	358	358
Advertising and business development	126	96	371	262
Data processing	307	273	836	761
Foreclosed assets, net	15	18	119	53
Federal deposit insurance and other regulatory assessments	79	75	237	231
Legal and other professional services	173	62	537	225
Other operating expense	477	401	1,294	1,147
Total noninterest expense	3,109	2,671	9,099	7,839
Income before income taxes	1,299	1,431	3,867	3,821
Provision for income taxes	375	445	1,124	1,176
Net income	$924	$986	$2,743	$2,645
Basic net earnings per common share	$0.31	$0.33	$0.92	$0.88
Diluted net earnings per common share	$0.30	$0.32	$0.88	$0.86

The accompanying notes are an integral part of these financial statements.

RIVER FINANCIAL CORPORATION

Unaudited Consolidated Statements of Comprehensive Income

(in thousands)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net income	$924	$986	$2,743	$2,645
Other comprehensive income, net of tax:
Investment securities available-for-sale:
Net unrealized gains	727	215	29	2,889
Reclassification adjustments for net gains realized in net income	(11)	—	(24)	(11)
Income tax effect	288	84	21	1,131
Other comprehensive income	450	131	32	1,769
Comprehensive income	$1,374	$1,117	$2,775	$4,414

The accompanying notes are an integral part of these financial statements.

RIVER FINANCIAL CORPORATION

Unaudited Consolidated Statements of Changes in Stockholders' Equity

(in thousands except share and per share data)

				Accumulated
		Additional		Other		Total
	Common	Paid In	Retained	Comprehensive	Treasury	Stockholders'
	Stock	Capital	Earnings	Income	Stock	Equity
Balance at December 31, 2014	$3,058	$35,175	$5,991	$606	$(799)	$44,031
Net income	—	—	2,743	—	—	2,743
Other comprehensive income	—	—	—	32	—	32
Exercise of stock options (4,500 shares)	—	(10)	—	—	61	51
Purchase of treasury shares (21,518 shares)	—	—	—	—	(339)	(339)
Sale of treasury shares (5,647 shares)	—	14	—	—	76	90
Dividends declared ($0.14 per share)	—	—	(419)	—	—	(419)
Stock compensation expense	—	17	—	—	—	17
Balance at September 30, 2015	$3,058	$35,196	$8,315	$638	$(1,001)	$46,206

The accompanying notes are an integral part of these financial statements.

RIVER FINANCIAL CORPORATION

Unaudited Consolidated Statements of Cash Flows

(in thousands)

	For the Nine Months
	Ended September 30,
	2015	2014
Cash Flows From (Used For) Operating Activities:
Net Income	$2,743	$2,645
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	417	793
Provision for losses on foreclosed assets	138	45
Amortization of securities available-for-sale	1,050	1,084
Accretion of securities available-for-sale	(2)	(2)
Realized net gain on securities available-for-sale	(24)	(11)
Amortization of deferred loan fees	(184)	(142)
Stock compensation expense	17	20
Bank owned life insurance income	(229)	(129)
Depreciation and amortization of premises and equipment	388	391
Loss (gain) on sale of foreclosed assets	(55)	1
Deferred income tax (benefit)	(167)	(53)
(Increase) decrease in operating assets and
(Decrease) increase in operating liabilities:
Accrued interest receivable	137	16
Other assets	(223)	18
Accrued interest payable and other liabilities	396	405
Net cash from operating activities	4,402	5,081
Cash Flows From (Used For) Investing Activities:
Maturity of certificate of deposit	1,992	—
Activity in securities available-for-sale:
Sales	11,748	11,729
Maturities, payments, calls	21,957	25,589
Purchases	(6,946)	(19,721)
Loan principal originations, net	(40,057)	(23,509)
Proceeds from sale of foreclosed assets	1,239	125
Purchases of premises and equipment	(1,665)	(560)
(Purchase) sale of restricted equity securities, net	11	(95)
Net cash used for investing activities	(11,721)	(6,442)
Cash Flows From (Used For) Financing Activities:
Net increase (decrease) in deposits	11,044	(22,250)
Net Increase (decrease) in short-term borrowings	1,078	904
Proceeds from issuance of long term debt	—	4,500
Proceeds from exercise of common stock options	51	102
Purchase of treasury stock	(339)	(157)
Sale of treasury stock	90	76
Cash dividends	(419)	(296)
Net cash from (used for) financing activities	11,505	(17,121)
Net Change In Cash And Cash Equivalents	4,186	(18,482)
Cash and Cash Equivalents At Beginning Of Period	25,369	30,421
Cash and Cash Equivalents At End Of Period	$29,555	$11,939
Supplemental Disclosures Of Cash Flows Information:
Cash Payments For:
Interest paid to depositors	$885	$948
Interest paid on borrowings	$45	$25
Income taxes	$1,395	$1,172

The accompanying notes are an integral part of these financial statements.

River Financial Corporation

Notes to Unaudited Consolidated Financial Statements

(amounts in thousands, except share and per share data)

Note 1 – Basis of Presentation

General

The unaudited consolidated financial statements include the accounts of River Financial Corporation (“River” or the “Company”) and its wholly owned subsidiary, River Bank & Trust (“Bank”). The Bank provides a full range of commercial and consumer banking services primarily in the Montgomery, Alabama metropolitan area and surrounding counties in Alabama. The Bank is primarily regulated by the Federal Deposit Insurance Corporation (“FDIC”) and undergoes periodic examinations by this regulatory agency and the Alabama Banking Department.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly River Financial Corporation’s consolidated balance sheets, statements of income, statements of comprehensive income, statements of stockholders’ equity and statements of cash flows for the periods presented, and all such adjustments are of a normal recurring nature. All material intercompany transactions are eliminated. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the entire year.

The accounting and reporting policies of River conform to the accounting principles generally accepted in the United States of America (“U.S. GAAP”) and to general practice within the banking industry. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and footnotes contained elsewhere in this Joint Proxy Statement-Prospectus.

Preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying disclosures. These estimates are based on management’s best knowledge of current events and actions River may undertake in the future. Estimates are used in accounting for, among other items, the allowance for loan losses, useful lives for depreciation and amortization, fair value of financial instruments, deferred taxes, and contingencies. Estimates that are particularly susceptible to significant change for River include the determination of the allowance for loan losses and the assessment of deferred tax assets and liabilities, and therefore are critical accounting policies. Management does not anticipate any material changes to estimates in the near term. Factors that may cause sensitivity to the aforementioned estimates include but are not limited to: external market factors such as market interest rates and employment rates, changes to operating policies and procedures, economic conditions in our markets, and changes in applicable banking regulations. Actual results may ultimately differ from estimates, although management does not generally believe such differences would materially affect the consolidated financial statements in any individual reporting period presented.

Note 2 – Reclassifications

Certain prior period amounts have been reclassified to conform to the presentation used in 2015. These reclassifications had not material effect on the operations, financial condition or cash flows of the company.

Note 3 – Earnings Per Share

Basic earnings per common share are computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per common share are computed by dividing net income by the effect of the issuance of potential common shares that are dilutive and by the sum of the weighted-average number of shares of common stock outstanding.

The reconciliation of the components of the basic and diluted earnings per share is as follows:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2015	2014	2015	2014
Net earnings available to common shareholders	$924	$986	$2,743	$2,645
Weighted average common shares outstanding	2,990,738	2,991,296	2,992,056	2,992,357
Dilutive effect of stock options	58,569	33,928	58,753	43,369
Dilutive effect of stock warrants	50,625	38,571	50,625	41,897
Diluted common shares	3,099,932	3,063,795	3,101,434	3,077,623
Basic earnings per common share	$0.31	$0.33	$0.92	$0.88
Diluted earnings per common share	$0.30	$0.32	$0.88	$0.86

Note 4 – Investment Securities

Securities available-for-sale at September 30, 2015 and December 31, 2014 are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2015:
Securities available-for-sale:
Residential mortgage-backed	$54,633	$394	$(163)	$54,864
U.S. govt. sponsored enterprises	20,506	172	(128)	20,550
State, county, and municipal	25,368	842	(73)	26,137
Corporate debt obligations	1,000	4	—	1,004
	$101,507	$1,412	$(364)	$102,555

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2014:
Securities available-for-sale:
Residential mortgage-backed	$72,578	$478	$(247)	$72,809
U.S. govt. sponsored enterprises	31,467	127	(314)	31,280
State, county, and municipal	24,246	1,004	(57)	25,193
Corporate debt obligations	1,000	2	—	1,002
Totals	$129,291	$1,611	$(618)	$130,284

Management evaluates securities for other-than-temporary impairment on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

Details concerning investment securities with unrealized losses as of September 30, 2015 and December 31, 2014 are as follows:

	Less Than 12 Months		More Than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2015:
Securities available-for-sale:
Residential mortgage-backed	$8,562	$22	$12,883	$141	$21,445	$163
U.S. govt. sponsored enterprises	—	—	8,063	128	8,063	128
State, county & municipal	4,028	53	827	20	4,855	73
Totals	$12,590	$75	$21,773	$289	$34,363	$364

December 31, 2014:
Securities available-for-sale:
Residential mortgage-backed	$3,407	$14	$22,415	$233	$25,822	$247
U.S. govt. sponsored enterprises	6,053	20	13,231	294	19,284	314
State, county & municipal	1,616	19	1,724	38	3,340	57
Totals	$11,076	$53	$37,370	$565	$48,446	$618

As of September 30, 2015, management does not consider securities with unrealized losses to be other-than-temporarily impaired. The unrealized losses in each category have occurred as a result of changes in interest rates, market spreads and market conditions subsequent to purchase. River has the ability and intent to hold its securities for a period of time sufficient to allow for a recovery in fair value. There were no other-than-temporary impairments charged to earnings during the nine months ended September 30, 2015 or for the nine months ended September 30, 2014.

During the nine months ended September 30, 2015, River sold investment securities for proceeds of $11,748 and realized gains of $24. During the nine months ended September 30, 2014, River sold investment securities for proceeds of $11,729 and realized gains of $11.

The amortized cost and estimated fair value of securities available-for-sale at September 30, 2015, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(In Thousands)
Securities available-for-sale
Less than 1 year	$3,040	$3,042
1 to 5 years	3,027	3,089
5 to 10 years	6,806	6,894
After 10 years	34,001	34,666
	46,874	47,691
Residential mortgage-backed securities	54,633	54,864
Totals	$101,507	$102,555

Note 5 – Loans, Allowance for Loan Losses and Credit Quality

Major classifications of loans at September 30, 2015 and December 31, 2014 are summarized as follows:

	September 30, 2015	December 31, 2014
Residential real estate:
Closed-end 1-4 family - first lien	$58,775	$49,198
Closed-end 1-4 family - junior lien	1,413	1,638
Multi-family	5,457	5,455
Equity lines of credit	18,281	16,433
Total residential real estate	83,926	72,724
Commercial real estate:
Nonfarm nonresidential	101,891	90,657
Farmland	8,606	8,496
Total commercial real estate	110,497	99,153
Construction and land development:
Residential	8,813	6,792
Other	24,363	18,187
Total construction and land development	33,176	24,979
Commercial loans:
Other commercial loans	56,123	49,155
Agricultural	976	676
State, county, and municipal loans	9,952	5,987
Total commercial loans	67,051	55,818
Consumer loans	10,943	12,912
Total gross loans	305,593	265,586
Allowance for loan losses	(4,037)	(3,778)
Net deferred loan fees	(573)	(449)
Net loans	$300,983	$261,359

The Bank grants loans and extensions of credit to individuals and a variety of businesses and corporations located in its general trade area. Although the Bank has a diversified loan portfolio, a substantial portion of the loan portfolio is collateralized by improved and unimproved real estate and is dependent upon the real estate market. Portfolio segments utilized by the Bank are identified below. Relevant risk characteristics for these portfolio segments generally include debt service coverage, loan-to-value ratios and financial performance on non-consumer loans and credit scores, debt-to-income, collateral type and loan-to-value ratios for consumer loans.

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method for the periods indicated:

	Real Estate Mortgage Loans
			Construction	Home Equity
			and Land	Lines
Allowance for Loan Losses	Residential	Commercial	Development	Of Credit	Commercial	Consumer	Total
Balance - December 31, 2014	$304	$1,267	$627	$437	$652	$491	$3,778
Provision for loan losses	24	260	(267)	48	604	(252)	417
Loan charge-offs	—	—	—	(333)	(10)	(77)	(420)
Loan recoveries	—	—	189	7	36	30	262
Balance - September 30, 2015	$328	$1,527	$549	$159	$1,282	$192	$4,037

Ending balance:
Individually evaluated for impairment	$—	$758	$32	$—	$814	$—	$1,604
Collectively evaluated for impairment	$328	$769	$517	$159	$468	$192	$2,433

Loans:
Individually evaluated for impairment	$1,155	$3,162	$87	$100	$1,476	$—	$5,980
Collectively evaluated for impairment	$64,490	$107,335	$33,089	$18,181	$65,575	$10,943	$299,613

	Real Estate Mortgage Loans
			Construction	Home Equity
			and Land	Lines
Allowance for Loan Losses	Residential	Commercial	Development	Of Credit	Commercial	Consumer	Total
Balance - December 31, 2013	$181	$1,674	$663	$435	$535	$213	$3,701
Provision for loan losses	124	208	124	18	28	291	793
Loan charge-offs	(34)	(534)	(258)	(26)	(100)	(80)	(1,032)
Loan recoveries	—	16	2	2	112	51	183
Balance - September 30, 2014	$271	$1,364	$531	$429	$575	$475	$3,645

Ending balance:
Individually evaluated for impairment	$22	$802	$45	$339	$181	$300	$1,689
Collectively evaluated for impairment	$249	$562	$486	$90	$394	$175	$1,956

Loans:
Individually evaluated for impairment	$745	$2,428	$208	$339	$180	$1,064	$4,964
Collectively evaluated for impairment	$54,724	$95,607	$23,021	$15,708	$52,650	$12,000	$253,710

The Bank individually evaluates for impairment all loans that are on nonaccrual status. Additionally, all troubled debt restructurings are individually evaluated for impairment. A loan is considered impaired when, based on current events and circumstances it is probable that all amounts due according to the contractual terms of the loan will not be collected. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, at the loan’s observable market price, or the fair value of the collateral if the loan is collateral dependent. Management may also elect to apply an additional collective reserve to groups of impaired loans based on current economic or market factors. Interest payments received on impaired loans are generally applied as a reduction of the outstanding principal balance.

The following table presents impaired loans by class of loans as of September 30, 2015.

	Total	Impaired Loans	Impaired Loans
	Impaired	With No	With	Allowance for
Nonaccruing Impaired Loans	Loans	Allowance	Allowance	Loan Losses
Mortgage loans on real estate:
Residential	$197	$197	$—	$—
Commercial real estate	1,100	—	1,100	178
Construction and land development	—	—	—	—
Equity lines of credit	—	—	—	—
Total mortgage loans on real estate	1,297	197	1,100	178

Commercial loans	1,032	—	1,032	503
Consumer loans	—	—	—	—
Total Loans	$2,329	$197	$2,132	$681

	Total	Impaired Loans	Impaired Loans
	Impaired	With No	With	Allowance for
Accruing Impaired Loans	Loans	Allowance	Allowance	Loan Losses
Mortgage loans on real estate:
Residential	$958	$958	$—	$—
Commercial real estate	2,062	635	1,427	580
Construction and land development	87	—	87	32
Equity lines of credit	100	100	—	—
Total mortgage loans on real estate	3,207	1,693	1,514	612

Commercial loans	444	—	444	311
Consumer loans	—	—	—	—
Total Loans	$3,651	$1,693	$1,958	$923

	Total	Impaired Loans	Impaired Loans
	Impaired	With No	With	Allowance for
Total Impaired Loans	Loans	Allowance	Allowance	Loan Losses
Mortgage loans on real estate:
Residential	$1,155	$1,155	$—	$—
Commercial real estate	3,162	635	2,527	758
Construction and land development	87	—	87	32
Equity lines of credit	100	100	—	—
Total mortgage loans on real estate	4,504	1,890	2,614	790

Commercial loans	1,476	—	1,476	814
Consumer loans	—	—	—	—
Total Loans	$5,980	$1,890	$4,090	$1,604

The following table presents impaired loans by class of loans as of December 31, 2014.

		Impaired Loans	Impaired Loans
	Total Impaired	With No	With	Allowance for
Nonaccruing Impaired Loans	Loans	Allowance	Allowance	Loan Losses
Mortgage loans on real estate:
Residential	$204	$204	$—	$—
Commercial real estate	—	—	—	—
Construction and land development	—	—	—	—
Equity lines of credit	336	—	336	336
Total mortgage loans on real estate	540	204	336	336

Commercial loans	—	—	—	—
Consumer loans	—	—	—	—
Total Loans	$540	$204	$336	$336

		Impaired Loans	Impaired Loans
	Total Impaired	With No	With	Allowance for
Accruing Impaired Loans	Loans	Allowance	Allowance	Loan Losses
Mortgage loans on real estate:
Residential	$832	$832	$—	$—
Commercial real estate	2,173	670	1,503	623
Construction and land development	100	—	100	45
Equity lines of credit	—	—	—	—
Total mortgage loans on real estate	3,105	1,502	1,603	668

Commercial loans	179	—	179	181
Consumer loans	1,054	—	1,054	300
Total Loans	$4,338	$1,502	$2,836	$1,149

		Impaired Loans	Impaired Loans
	Total Impaired	With No	With	Allowance for
Total Impaired Loans	Loans	Allowance	Allowance	Loan Losses
Mortgage loans on real estate:
Residential	$1,036	$1,036	$—	$—
Commercial real estate	2,173	670	1,503	623
Construction and land development	100	—	100	45
Equity lines of credit	336	—	336	336
Total mortgage loans on real estate	3,645	1,706	1,939	1,004

Commercial loans	179	—	179	181
Consumer loans	1,054	—	1,054	300
Total Loans	$4,878	$1,706	$3,172	$1,485

The following table presents the average recorded investment in impaired loans and the interest income recognized on impaired loans in the nine months ended September 30, 2015 and 2014 by loan category.

	Nine Months Ended			Nine Months Ended
	September 30, 2015			September 30, 2014
	Average	Ending		Average	Ending
	Recorded	Recorded	Interest	Recorded	Recorded	Interest
	Investment	Investment	Income	Investment	Investment	Income
Mortgage loans on real estate:
Residential real estate	$1,100	$1,155	$55	$683	$866	$21
Commercial real estate	2,764	3,162	58	3,207	4,150	57
Construction and land development	120	87	4	720	1,179	—
Equity lines of credit	192	100	4	392	542	—
Total mortgage loans on real estate	4,176	4,504	121	5,002	6,737	78

Commercial loans	1,288	1,476	13	1,144	1,120	29
Consumer loans	—	—	—	22	77	—
Total Loans	$5,464	$5,980	$134	$6,168	$7,934	$107

The following tables present the aging of loans and non-accrual loan balances as of September 30, 2015 and December 31, 2014, by class of loans.

	Accruing Loans
As of September 30, 2015	Current	30-89 Days Past Due	90+ Days Past Due	Nonaccrual Loans	Total Loans
Mortgage loans on real estate:
Residential	$64,660	$788	$—	$197	$65,645
Commercial real estate	108,910	487	—	1,100	110,497
Construction and land development	33,050	—	87	39	33,176
Equity lines of credit	18,281	—	—	—	18,281
Total mortgage loans on real estate	224,901	1,275	87	1,336	227,599
Commercial loans	65,478	413	51	1,109	67,051
Consumer loans	10,837	81	—	25	10,943
Total Loans	$301,216	$1,769	$138	$2,470	$305,593

	Accruing Loans
As of December 31, 2014	Current	30-89 Days Past Due	90+ Days Past Due	Nonaccrual Loans	Total Loans
Mortgage loans on real estate:
Residential	$55,702	$358	$—	$231	$56,291
Commercial real estate	98,397	462	294	—	99,153
Construction and land development	24,879	—	100	—	24,979
Equity lines of credit	16,097	—	—	336	16,433
Total mortgage loans on real estate	195,075	820	394	567	196,856
Commercial loans	55,587	189	30	12	55,818
Consumer loans	12,821	65	—	26	12,912
Total Loans	$263,483	$1,074	$424	$605	$265,586

The Bank categorizes loans in risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. The Bank analyzes loans individually by classifying the loans as to credit risk. This analysis is performed on a continuous basis. The Bank uses the following definitions for its risk ratings:

Special Mention - Weakness exists that could cause future impairment, including the deterioration of financial ratios, past due status and questionable management capabilities. Collateral values generally afford adequate coverage but may not be immediately marketable.

Substandard - Specific and well-defined weaknesses exist that may include poor liquidity and deterioration of financial ratios. The loan may be past due and related deposit accounts experiencing overdrafts. Immediate corrective action is necessary.

Doubtful - Specific weaknesses characterized as Substandard that are severe enough to make collection in full unlikely. There is no reliable secondary source of full repayment. Loans classified as doubtful will be placed on non-accrual, analyzed and fully or partially charged-off based on review of collateral and other relevant factors.

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be Pass rated loans. As of September 30, 2015 and December 31, 2014, and based on the most recent analysis performed as of those dates, the risk category of loans by class of loans is as follows:

	Accruing Loans
As of September 30, 2015	Pass	Special Mention	Substandard	Nonaccrual Loans	Total
Mortgage loans on real estate:
Residential	$57,754	$6,581	$1,113	$197	$65,645
Commercial real estate	100,961	6,347	2,089	1,100	110,497
Construction and land development	31,324	1,726	87	39	33,176
Equity lines of credit	17,965	191	125	—	18,281
Total mortgage loans on real estate	208,004	14,845	3,414	1,336	227,599

Commercial loans	62,409	3,007	526	1,109	67,051
Consumer loans	10,617	156	145	25	10,943
Total Loans	$281,030	$18,008	$4,085	$2,470	$305,593

	Accruing Loans
As of December 31, 2014	Pass	Special Mention	Substandard	Nonaccrual Loans	Total
Mortgage loans on real estate:
Residential	$47,200	$7,868	$992	$231	$56,291
Commercial real estate	88,838	8,113	2,202	—	99,153
Construction and land development	21,131	3,680	168	—	24,979
Equity lines of credit	15,287	785	25	336	16,433
Total mortgage loans on real estate	172,456	20,446	3,387	567	196,856

Commercial loans	52,326	3,294	186	12	55,818
Consumer loans	11,346	441	1,099	26	12,912
Total Loans	$236,128	$24,181	$4,672	$605	$265,586

Note 6 – Fair Value Measurements and Disclosures

River utilizes fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. Securities available-for-sale and derivative financial instruments are recorded at fair value on a recurring basis. Additionally, from time to time, River may be required to record at fair value other assets on a nonrecurring basis, such as impaired loans and other real estate and repossessed assets. These nonrecurring fair value adjustments typically involve application of the lower of cost or market accounting or write-downs of individual assets.

Fair Value Hierarchy

River groups assets and liabilities at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. These levels are:

Level 1 – Valuation is based upon quoted prices for identical instruments traded in active markets.

Level 2 – Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market.

Level 3 – Valuation is generated from model-based techniques that use at least one significant assumption not observable in the market. These unobservable assumptions reflect estimates of assumptions that market participants would use in pricing the asset or liability. Valuation techniques include use of option pricing models, discounted cash flow models and similar techniques.

Following is a description of valuation methodologies used for assets and liabilities recorded or disclosed at fair value.

Cash and cash equivalents – For disclosure purposes, for cash, due from banks, interest-bearing deposits and federal funds sold, the carrying amount is a reasonable estimate of fair value.

Certificates of deposit – For disclosure purposes, the carrying amount of certificates of deposit is a reasonable estimate of fair value.

Securities available-for-sale – Securities available-for-sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, repayment assumptions and other factors such as credit loss assumptions. Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange and U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter market funds. Level 2 securities included mortgage-backed securities issued by government sponsored enterprises and municipal bonds. Securities classified as Level 3 include asset-backed securities in less liquid markets.

Restricted equity securities - It is not practical to determine the fair value of restricted equity securities due to restrictions placed on transferability.

Loans – River Financial Corporation does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. When a loan is identified as individually impaired, management measures impairment using one of three methods, including collateral value, market value of similar debt, and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. As of September 30, 2015 and December 31, 2014, impaired loans were evaluated based on the fair value of the collateral. Impaired loans for which an allowance is established based on the fair value of collateral, or loans that were charged down according to the fair value of collateral, require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price, River Financial Corporation records the impaired loan as nonrecurring Level 2. When the fair value is based on an appraised value, River Financial Corporation records the impaired loan as nonrecurring Level 3.

For disclosure purposes, the fair value of fixed rate loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings. For variable rate loans, the carrying amount is a reasonable estimate of fair value.

Cash value of bank owned life insurance – For disclosure purposes, the fair value of the cash surrender value of bank owned life insurance policies is equivalent to the carrying value.

Deposit liabilities – For disclosure purposes, the fair value for demand deposits, savings accounts, and certain money market deposits is the amount payable on demand at the reporting date. Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered for deposits of similar remaining maturities.

Short-term debt – For disclosure purposes, the carrying amounts of borrowings under repurchase agreements and other short-term borrowings maturing within 90 days approximate their fair values.

Long-term debt – For disclosure purposes, the fair value of long-term borrowings is estimated using discounted cash flow analyses using interest rates offered for borrowings with similar maturities.

Accrued interest – For disclosure purposes, the carrying amounts of accrued interest approximates fair value.

Assets and liabilities measured at fair value on a recurring basis - The only assets and liabilities measured at fair value on a recurring basis are our securities available-for-sale.  Information related to River’s assets and liabilities measured at fair value on a recurring basis at September 30, 2015 and December 31, 2014 is as follows:

	Fair Value Measurements At Reporting Date Using:
September 30, 2015	Fair Value	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Securities available-for-sale:
Residential mortgage -backed	$54,864	$—	$54,864	$—
U.S. government agencies	20,550	—	20,550	—
State, county, and municipal	26,137	—	26,137	—
Corporate obligations	1,004	—	1,004	—
Totals	$102,555	$—	$102,555	$—

	Fair Value Measurements At Reporting Date Using:
December 31, 2014	Fair Value	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Securities available-for-sale:
Residential mortgage -backed	$72,809	$—	$72,809	$—
U.S. government agencies	31,280	—	31,280	—
State, county, and municipal	25,193	—	25,193	—
Corporate obligations	1,002	—	1,002	—
Totals	$130,284	$—	$130,284	$—

Assets measured at fair value on a nonrecurring basis - River has assets that, under certain conditions, are subject to measurement at fair value on a non-recurring basis.  The following table presents the financial instruments carried on the balance sheet by caption and by level in the fair value hierarchy, for which a non-recurring change in fair value has been recorded as of September 30, 2015 and December 31, 2014:

	Fair Value Measurements At Reporting Date Using:
September 30, 2015	Fair Value	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$4,376	$—	$—	$4,376
Foreclosed assets	1,219	—	—	1,219
Totals	$5,595	$—	$—	$5,595

December 31, 2014	Fair Value	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$3,393	$—	$—	$3,393
Foreclosed assets	2,340	—	—	2,340
Totals	$5,733	$—	$—	$5,733

River has estimated the fair values of these assets using Level 3 inputs, specifically the appraised value of the collateral. Impaired loan balances represent those collateral dependent impaired loans where management has estimated the credit loss by comparing the loan’s carrying value against the expected realizable fair value of the impaired loan for the amount of the credit loss.

The estimated fair values, and related carrying or notional amounts, of River’s financial instruments as of September 30, 2015 and December 31, 2014 are as follows:

		Estimated Fair Value
September 30, 2015	Carrying Amount	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$29,555	$29,555	$—	$—
Securities available-for-sale	102,555	—	102,555	—
Restricted equity securities	657	—	—	657
Loans receivable	300,983	—	303,744	—
Bank owned life insurance	9,895	—	9,895	—
Accrued interest receivable	1,460	—	1,460	—
Financial liabilities:
Deposits	398,875	—	392,950	—
Short-term debt	9,121	—	9,121	—
Long-term debt	6,000	—	6,002	—

		Estimated Fair Value
December 31, 2014	Carrying Amount	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$25,369	$25,369	$—	$—
Securities available-for-sale	130,284	—	130,284	—
Restricted equity securities	669	—	—	669
Loans receivable	261,359	—	262,102	—
Bank owned life insurance	9,666	—	9,666	—
Accrued interest receivable	1,597	—	1,597	—
Financial liabilities:
Deposits	387,831	—	381,735	—
Short-term debt	8,043	—	8,043	—
Long-term debt	6,000	—	6,024	—

The estimated fair values of the standby letters of credit and loan commitments on which the committed interest rate is less than the current market rate are insignificant at September 30, 2015 and December 31, 2014.

River assumes interest rate risk (the risk that general interest rate levels will change) as a result of its normal operations.  As a result, the fair values of River’s financial instruments will change when interest rate levels change and that change may be either favorable or unfavorable to River. Management attempts to match maturities of assets and liabilities to the extent believed necessary to minimize interest rate risk.  However, borrowers with fixed-rate obligations are less likely to prepay in a rising rate environment and more likely to prepay in a falling rate environment. Conversely, depositors who are receiving fixed-rates are more likely to withdraw funds before maturity in a rising rate environment and less likely to do so in a falling-rate environment.  Management monitors rates and maturities of assets and liabilities, and attempts to minimize interest rate risk by adjusting terms of new loans and deposits and by investing in securities with terms that mitigate the Corporation’s overall interest rate risk.

Note 7 – Acquisition

On May 13, 2015, the Company announced the signing of a definitive agreement providing for the merger of Keystone Bancshares, Inc. (“Keystone”) with and into River. Concurrent with the merger of River and Keystone, Keystone Bank will be merged with and into River Bank & Trust.

Under the terms of the definitive agreement, shareholders of Keystone immediately prior to the effective time of the merger will receive in exchange for each outstanding share of Keystone common stock held one share of River common stock and $4.00 in cash. In addition, persons holding options or warrants to acquire Keystone common stock will receive options or warrants to acquire 1.25 shares of River common stock for each option or warrant at a purchase price equal to the original exercise price divided by 1.25. Based on the 1,814,992 shares of Keystone common stock issued and outstanding as of October 26, 2015, River will issue 1,814,992 shares of River common stock and make cash payments to Keystone shareholders of approximately $7,260. The transaction is subject to customary closing conditions, including receipt of regulatory approvals and approval by River and Keystone shareholders. The Company expects the merger to close in the fourth quarter of 2015.

Note 8 – Recently Issued Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. These amendments are intended to reduce diversity in the timing and content of going concern disclosures. This ASU clarifies management’s responsibility to evaluate and provide related disclosures if there are any conditions or events, as a whole, that raise substantial doubt about the entity’s ability to continue as a going concern for one year after the date on which the financial statements are issued (or, if applicable, available to be issued). The amendments in this ASU will be effective for the annual period ending after December 15, 2016, and for annual and interim periods thereafter. Early adoption is permitted. The Company does not believe that this ASU will have an impact on its financial position or results of operations.

In November 2014, the FASB issued ASU No. 2014-16, Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share is More Akin to Debt or to Equity. The amendment is intended to address how current U.S. GAAP should be interpreted in evaluating the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share. The amendments in this update will be effective for interim and annual periods beginning after December 15, 2015, although early adoption is permitted. The adoption of this ASU will not have a significant impact on the Company’s financial position or results of operations.

In February 2015, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2015-02, Amendments to the Consolidation Analysis. The amendment substantially changes the way that reporting entities are required to evaluate whether they should consolidate certain legal entities. All legal entities are subject to reevaluation under the new amendment. Specifically, the amendments modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities (VIEs) or voting interest entities, eliminate the presumption that a general partner should consolidate a limited partnership, and affect the consolidation analysis of reporting entities that are involved with VIEs. The amendments in this update will be effective for interim and annual periods beginning after December 15, 2015. Early adoption is permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The adoption of this ASU will not have a significant impact on the Company’s financial position or results of operations.

In August 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-14, Revenue from Contracts with Customers—Deferral of the Effective Date. ASU 2015-14 defers the effective date of ASU 2014-09, Revenue from Contracts with Customers, which supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, by one year. ASU 2014-09 is based on the principle that revenue is recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. Under ASU 2015-14, ASU 2014-09 is now effective for annual periods beginning after December 15, 2017 and interim periods within those years. The Company is currently evaluating the effects of ASU 2014-09 on its financial statements and disclosures, if any.

In August 2015, the FASB issued ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements. ASU 2015-15 expands guidance provided in ASU 2015-03 and states that presentation of costs associated with securing a revolving line of credit as an asset is permitted, regardless of whether or not the line of credit is funded. ASU 2015-15 is effective for annual reporting periods, including interim reporting periods within those periods, beginning after December 15, 2015, and early adoption is permitted. The Company is currently evaluating the effects of ASU 2015-15 on its financial statements and disclosures, if any.

In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. ASU 2015-16 simplifies the accounting for measurement-period adjustments in a business combination by requiring the acquirer to recognize adjustments to provisional amounts identified during the measurement period in the reporting period in which the adjustments are determined, thereby eliminating the requirement to retrospectively account for those adjustments. The acquirer is also required to record in the reporting period in which the adjustments are determined the effect on earnings of changes in depreciation, amortization and other items resulting from the change to the provisional amounts. ASU 2015-16 is effective for annual periods beginning after December 31, 2015, with early application permitted, and applies to adjustments to provisional amounts that occur after the effective date. The Company is currently evaluating the effects of ASU 2015-16 on its financial statements and disclosures, if any.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with our condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q, as well as our audited consolidated financial statements and related notes thereto for the year ended December 31, 2014, which are contained in our Registration Statement originally filed with the Securities and Exchange commission July 31, 2015 on Form S-4, Registration no. 333-205986.This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results could differ from those contained in forward-looking statements as a result of many factors, including those discussed in our Registration Statement on Form S-4 under “Risk Factors,” as well as other unknown risks and uncertainties.

All dollar amounts in the tables in this section are in in thousands of dollars, except per share data, yields, percentages and rates or when specifically identified. As used in this Item, the words “we,” “us,” “our,” the “Company,” “RFC,” “River” and similar terms refer to River Financial Corporation and its consolidated affiliate, unless the context indicates otherwise.

Our Business

River is a bank holding company headquartered in Prattville, Alabama. We engage in the business of banking through our wholly-owned banking subsidiary, River Bank & Trust, which we may refer to as the “Bank,” or “River Bank.” Through the Bank, we provide a broad array of financial services to businesses, business owners, professionals, and consumers. As of September 30, 2015, we operated six full-service banking offices in Alabama in the cities of Montgomery, Prattville, Wetumpka, and Alexander City.

On May 13, 2015, the Company announced the signing of a definitive agreement providing for the merger of Keystone Bancshares, Inc. (“Keystone”) with and into River. Concurrent with the merger of River and Keystone, Keystone Bank will be merged with and into River Bank & Trust.

Under the terms of the definitive agreement, shareholders of Keystone immediately prior to the effective time of the merger will receive in exchange for each outstanding share of Keystone common stock held one share of River common stock and $4.00 in cash. In addition, persons holding options or warrants to acquire Keystone common stock will receive options or warrants to acquire 1.25 shares of River common stock for each option or warrant at a purchase price equal to the original exercise price divided by 1.25. Based on the 1,814,992 shares of Keystone common stock issued and outstanding as of October 26, 2015, River will issue 1,814,992 shares of River common stock and make cash payments to Keystone shareholders of approximately $7,260. The transaction is subject to customary closing conditions, including receipt of regulatory approvals and approval by River and Keystone shareholders. Shareholder approval was received December 1, 2015. The Company expects the merger to close in the fourth quarter of 2015.

Overview of Third Quarter 2015 Results

Net income was $924 in the quarter ended September 30, 2015, compared with $986 in the quarter ended September 30, 2014. Several significant measures from the 2015 third quarter include:

•	Net interest margin (taxable equivalent) of 3.87%, compared with 3.68% for the third quarter of 2014.
•	Loan growth of $13,600 during the quarter, representing an 18.6% annualized growth rate.
•	Net interest income increase of $206 for the quarter ended September 30, 2015, representing a 22.7% annualized rate of increase over the quarter ended September 30, 2014.
•	Annualized return on average assets for the quarter ended September 30, 2015 of 0.81% compared with 0.91% for the quarter ended September 30, 2014.
•	Annualized return on average equity for the quarter ended September 30, 2015 of 8.11% compared with 9.42% for the quarter ended September 30, 2014.
•	Deposit growth of $13,711 during the quarter, representing a 14.2% annualized growth rate.
•	Stockholders’ equity growth of $1,286, representing an 11.5% annualized growth rate.
•	Book value per share of $15.47 at September 30, 2015, compared with $14.18 per share at September 30, 2014.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared based on the application of certain accounting policies, the most significant of which are described in the notes to the RFC’s consolidated financial statements for the year ended December 31, 2014, which are contained in our Registration Statement filed on Form S-4 dated October 26, 2015. Certain of these policies require numerous estimates and strategic or economic assumptions that may prove inaccurate or subject to variation and may significantly affect our reported results and financial position for the current period or future periods. The use of estimates, assumptions, and judgment is necessary when financial assets and liabilities are required to be recorded at, or adjusted to reflect fair value. Assets carried at fair value inherently result in more financial statement volatility. Fair values and information used to record valuation adjustments for certain assets and liabilities are based on quoted market prices or are provided by other independent third-party sources, when available. When such information is not available, management estimates valuation adjustments. Changes in underlying factors, assumptions or estimates in any of these areas could have a material impact on our future financial condition and results of operations.

The following briefly describes the more complex policies involving a significant amount of judgments about valuation and the application of complex accounting standards and interpretations.

Allowance for Loan Losses

RFC records estimated probable inherent credit losses in the loan portfolio as an allowance for loan losses. The methodologies and assumptions for determining the adequacy of the overall allowance for loan losses involve significant judgments to be made by management. Some of the more critical judgments supporting RFC’s allowance for loan losses include judgments about: creditworthiness of borrowers, estimated value of underlying collateral, assumptions about cash flow, determination of loss factors for estimated credit losses, and the impact of current events, conditions, and other factors impacting the level of inherent losses. Under different conditions or using different assumptions, the actual or estimated credit losses ultimately realized by RFC may be different than management’s estimates provided in our Consolidated Financial Statements included elsewhere in this joint proxy statement-prospectus.

For a more complete discussion of the methodology employed to calculate the allowance for loan losses, see Note 1 to RFC’s Consolidated Financial Statements included in this joint proxy statement-prospectus.

Investment Securities Impairment

Periodically, we assess whether there have been any events or economic circumstances to indicate that a security on which there is an unrealized loss is impaired on an other-than-temporary basis. In such instance, we would consider many factors, including the severity and duration of the impairment, our intent and ability to hold the security for a period of time sufficient for a recover in value, recent events specific to the issuer or industry, and for debt securities, external credit ratings and recent downgrades. Securities on which there is an unrealized loss that is deemed to be other-than-temporary are written down to fair value. The credit portion of the impairment, if any, is recognized as a realized loss in current earnings.

Income Taxes

Deferred income tax assets and liabilities are computed using the asset and liability method, which recognizes a liability or asset representing the tax effects, based on current tax law, of future deductible or taxable amounts attributable to events recognized in the financial statements. A valuation allowance may be established to the extent necessary to reduce the deferred tax asset to a level at which it is “more likely than not” that the tax assets or benefits will be realized. Realization of tax benefits depends on having sufficient taxable income, available tax loss carrybacks or credits, the reversing of taxable temporary differences and/or tax planning strategies within the reversal period and that current tax law allows for the realization of recorded tax benefits.

Comparison of the Results of Operations for the three and nine months ended September 30, 2015 and 2014

The following is a narrative discussion and analysis of significant changes in our results of operations for the three and nine months ended September 30, 2015 compared to the three and nine months ended September 30, 2014.

Net Income

During the three months ended September 30, 2015, our net income was $924, compared to $986 for the three months ended September 30, 2014, a decrease of $62, or 6.3%. During the nine months ended September 30, 2015, our net income was $2,743, compared to $2,645 for the nine months ended September 30, 2014, an increase of $98, or 3.7%.

The primary reasons for the decrease in net income for the third quarter of 2015 as compared to the third quarter of 2014 were an increase in salaries and employee benefits of $163, an increase in legal and other professional services expense of $111, and an increase in other operating expense of $76. The increase in salaries and employee benefits was related to the opening of a new branch office in Alexander City, Alabama and the inception of investment brokerage services to customers at the beginning of the year 2015. The increases in legal and other professions services expense and other operating expense were related to investment banking, legal, and accounting expenses associated with the pending merger with Keystone Bancshares, Inc. These increases in expenses were partially offset by an increase in net interest income of $206 and a decrease in the provision for loan losses of $125.

The primary reasons for the increase in net income for the nine months ended September 30, 2015 as compared to the same period of 2014 were an increase in net interest income of $555, a decrease in the provision for loan losses of $376, and an increase in noninterest income of $375. Net interest income increased primarily because of higher interest income on loans because of growth in the loan portfolio. The decrease in the provision for loan losses resulted from improvement in the credit quality of the loan portfolio.

Net Interest Income and Net Interest Margin Analysis

The largest component of our net income is net interest income – the difference between the income earned on interest earning assets and the interest paid on deposits and borrowed funds used to support assets. Net interest income divided by average interest earning assets represents RFC’s net interest margin. The major factors that affect net interest income and net interest margin are changes in volumes, the yield on interest earning assets and the cost of interest bearing liabilities. Our net interest margin can also be affected by economic conditions, the competitive environment, loan demand, and deposit flow. Management’s ability to respond to changes in these factors by using effective asset-liability management techniques is critical to maintaining the stability of the net interest margin and the primary source of earnings. This is discussed in greater detail under the heading “Interest Sensitivity and Market Risk”

Comparison of net interest income for the nine months ended September 30, 2015 and 2014

The following table shows, for the nine months ended September 30, 2015 and September 30, 2014, the average balances of each principal category of our earning assets and interest bearing liabilities and the average taxable equivalent yields on assets and average costs of liabilities. These yields and costs are calculated by dividing the income or expense by the average daily balance of the associated assets or liabilities.

	Nine Months Ended September 30, 2015			Nine Months Ended September 30, 2014
		Interest			Interest
	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Yield/Rate	Balance	Expense	Yield/Rate
Interest earning assets
Loans	$283,702	$10,376	4.89%	$247,230	$9,412	5.09%
Mortgage loans held for sale	185	4	2.89%	171	4	3.13%
Investment securities:
Taxable securities	93,352	1,195	1.71%	123,646	1,661	1.80%
Tax-exempt securities	25,903	819	4.23%	22,735	767	4.51%
Interest bearing balances in other banks	1,668	12	0.96%	2,465	18	0.98%
Federal funds sold	930	2	0.29%	3,144	6	0.26%
Total interest earning assets	$405,740	$12,408	4.09%	$399,391	$11,868	3.97%

Interest bearing liabilities
Interest bearing transaction accounts	$116,482	$167	0.19%	$111,934	$168	0.20%
Savings and money market accounts	83,909	140	0.22%	77,668	131	0.23%
Time deposits	96,851	566	0.78%	106,974	644	0.80%
Short-term debt	8,523	14	0.22%	9,540	12	0.17%
Long-term debt	6,438	31	0.64%	7,423	13	0.23%
Total interest bearing liabilities	$312,203	$918	0.39%	$313,539	$968	0.41%
Noninterest-bearing funding of earning assets	93,537	—	0.00%	85,852	—	0.00%
Total cost of funding earning assets	$405,740	$918	0.30%	$399,391	$968	0.32%

Net interest rate spread			3.70%			3.56%
Net interest income/margin (taxable equivalent)		$11,490	3.79%		$10,900	3.65%
Tax equivalent adjustment		(323)			(288)
Net interest income/margin		$11,167	3.68%		$10,612	3.55%

The following table reflects, for the nine months ended September 30, 2015 and September 30, 2014, the changes in our net interest income due to variances in the volume of interest earning assets and interest bearing liabilities and variances in the associated rates earned or paid on these assets and liabilities.

	Nine Months Ended September 30, 2015 vs.
	Nine Months Ended September 30, 2014
		Variance
		due to
	Volume	Yield/Rate	Total
Interest earning assets
Loans	$1,389	$(424)	$965
Mortgage loans held for sale	—	—	—
Investment securities:
Taxable securities	(407)	(59)	(466)
Tax-exempt securities	106	(54)	52
Interest bearing balances in other banks	(5)	(1)	(6)
Federal funds sold	(5)	1	(4)
Total interest earning assets	$1,078	$(537)	$541

Interest bearing liabilities
Interest bearing transaction accounts	$7	$(8)	$(1)
Savings and money market accounts	10	(1)	9
Time deposits	(61)	(17)	(78)
Short-term debt	(1)	3	2
Long-term debt	(1)	20	19
Total interest bearing liabilities	$(46)	$(3)	$(49)

Net interest income
Net interest income (taxable equivalent)	$1,124	$(534)	$590
Taxable equivalent adjustment	(151)	116	(35)
Net interest income	$973	$(418)	$555

Total interest income for the nine months ended September 30, 2015 was $12,085 and total interest expense was $918, resulting in net interest income of $11,167 for the period. For the same period of 2014, total interest income was $11,580 and total interest expense was $968, resulting in net interest income of $10,612 for the period. This represents a 5.2% increase in net interest income when comparing the same period from 2015 and 2014. When comparing the variances related to interest income and interest expense for the nine months ended September 30, 2015 and 2014, the increase and decrease, respectively, were attributed to the following: (1) the increase in interest income resulted from increased average loan volume outstanding, and (2) the decrease in interest expense primarily resulted  from River Financial Corporation’s management of the rates on interest-bearing liabilities and the decrease in the average volume of time deposits outstanding, effectively reducing the cost of interest-bearing liabilities from 0.41% in 2014 to 0.39% in 2015.

The following table shows, for the three months ended September 30, 2015 and September 30, 2014, the average balances of each principal category of our earning assets and interest bearing liabilities and the average taxable equivalent yields on assets and average costs of liabilities. These yields and costs are calculated by dividing the income or expense by the average daily balance of the associated assets or liabilities.

	Three months Ended September 30, 2015			Three months Ended September 30, 2014
		Interest			Interest
	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Yield/Rate	Balance	Expense	Yield/Rate
Interest earning assets
Loans	$295,666	$3,630	4.87%	$255,523	$3,252	5.05%
Mortgage loans held for sale	222	2	3.57%	243	2	3.27%
Investment securities:
Taxable securities	80,502	338	1.67%	118,325	522	1.75%
Tax-exempt securities	26,092	280	4.26%	23,652	260	4.36%
Interest bearing balances in other banks	809	2	0.98%	2,369	6	1.00%
Federal funds sold	1,385	1	0.29%	1,998	1	0.20%
Total interest earning assets	$404,676	$4,253	4.17%	$402,110	$4,043	3.99%

Interest bearing liabilities
Interest bearing transaction accounts	$116,582	$56	0.19%	$117,461	$59	0.20%
Savings and money market accounts	86,873	49	0.22%	77,230	44	0.23%
Time deposits	94,765	186	0.78%	103,411	205	0.79%
Short-term debt	9,218	3	0.13%	9,137	4	0.17%
Long-term debt	6,602	11	0.66%	5,747	3	0.21%
Total interest bearing liabilities	$314,040	$305	0.39%	$312,986	$315	0.40%
Noninterest-bearing funding of earning assets	90,636	—	0.00%	89,124	—	0.00%
Total cost of funding earning assets	$404,676	$305	0.30%	$402,110	$315	0.31%

Net interest rate spread			3.78%			3.59%
Net interest income/margin (taxable equivalent)		$3,948	3.87%		$3,728	3.68%
Tax equivalent adjustment		(119)			(105)
Net interest income/margin		$3,829	3.75%		$3,623	3.57%

The following table reflects, for the three months ended September 30, 2015 and September 30, 2014, the changes in our net interest income due to variances in the volume of interest earning assets and interest bearing liabilities and variances in the associated rates earned or paid on these assets and liabilities.

	3 Months Ended September 30, 2015 vs.
	3 Months Ended September 30, 2014
		Variance
		due to
	Volume	Yield/Rate	Total
Interest earning assets
Loans	$512	$(134)	$378
Mortgage loans held for sale	—	—	—
Investment securities:
Taxable securities	(167)	(17)	(184)
Tax-exempt securities	27	(7)	20
Interest bearing balances in other banks	(4)	—	(4)
Federal funds sold	—	—	—
Total interest earning assets	$368	$(158)	$210

Interest bearing liabilities
Interest bearing transaction accounts	$—	$(3)	$(3)
Savings and money market accounts	5	—	5
Time deposits	(16)	(3)	(19)
Short-term debt	—	(1)	(1)
Long-term debt	1	7	8
Total interest bearing liabilities	$(10)	$—	$(10)

Net interest income
Net interest income (taxable equivalent)	$378	$(158)	$220
Taxable equivalent adjustment	(61)	47	(14)
Net interest income	$317	$(111)	$206

Total interest income for the three months ended September 30, 2015 was $4,134 and total interest expense was $305, resulting in net interest income of $3,829 for the period. For the same period of 2014, total interest income was $3,938 and total interest expense was $315, resulting in net interest income of $3,623 for the period. This represents a 5.7% increase in net interest income when comparing the same period from 2015 and 2014. When comparing the variances related to interest income and interest expense for the three months ended September 30, 2015 and 2014, the increase and decrease, respectively, were attributed to the following: (1) the increase in interest income resulted from increased average loan volume outstanding, and (2) the decrease in interest expense primarily resulted  from River Financial Corporation’s management of the rates on interest-bearing liabilities and the decrease in the average volume of time deposits outstanding, effectively reducing the cost of interest-bearing liabilities from 0.40% in 2014 to 0.39% in 2015.

Provision for Loan Losses

The provision for loan losses represents a charge to earnings necessary to establish an allowance for loan losses that, in management’s evaluation, is adequate to provide coverage for estimated losses on outstanding loans and to provide for uncertainties in the economy. As a result of evaluating the allowance for loan losses at September 30, 2015, management recorded a provision of $139 in the third quarter of 2015. A provision of $264 was recorded in the third quarter of 2014. The decrease in the provision was primarily related to stabilization of the level of, and impairment amount on, loans classified as substandard.  A provision of $417 was recorded for the nine months ended September 30, 2015 compared to a provision in the nine months ended September 30, 2014 of $793. The decrease in the provision in the first nine months of 2015 compared to the first nine months of 2014 was primarily related to stabilization of the level of, and impairment amount on, loans classified as substandard.

The allowance for loan losses is increased by a provision for loan losses, which is a charge to earnings, and it is decreased by loan charge-offs and increased by recoveries on loans previously charged off. In determining the adequacy of the allowance for loan losses, we consider our historical loan loss experience, the general economic environment, our overall portfolio composition and other relevant information. As these factors change, the level of loan loss provision changes.  When individual loans are evaluated for impairment and impairment is deemed necessary, specific allowance is required for the impaired portion of the loan amount. Subsequent changes in the impairment amount will generally cause corresponding changes in the allowance related to the impaired loan and corresponding changes to the loan loss provision. As of September 30, 2015, the recorded allowance related to impaired loans was $1,604. As of December 31, 2014, the recorded allowance related to impaired loans was $1,485. As of September 30, 2014, the recorded allowance related to impaired loans was $1,690.

Noninterest Income

In addition to net interest income, we generate various types of noninterest income from our operations. Our banking operations generate revenue from service charges and fees mainly on deposits accounts. Our mortgage division generates revenue from originating and selling mortgage loans. Our investment brokerage division, which started up in early 2015, generates revenue through a revenue-sharing relationship with a registered broker-dealer. We also own life insurance policies on several key employees and record income on the increase in the cash surrender value of these policies.

The following table sets forth the principal components of noninterest income for the periods indicated.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Service charges and fees	$467	$481	$1,407	$1,306
Investment brokerage revenue	25	—	175	—
Mortgage operations	55	73	173	150
Bank owned life insurance income	77	44	229	129
Net gain on sale of investment securities	11	—	24	11
Other noninterest income	83	145	208	245
Total noninterest income	$718	$743	$2,216	$1,841

Noninterest income for the three months ended September 30, 2015 was $718 compared to $743 for the same period in 2014. Service charges and fees decreased $14 primarily because overdraft charges on deposit accounts decreased as overdraft activity in deposit accounts decreased. Mortgage operation revenue decreased $18 as mortgage origination volumes decline mainly from mortgage refinancing activity. Other noninterest income decreased because we recognized a gain of $87 in the third quarter of 2014 on the sale of the guaranteed portion of a loan guaranteed by the Small Business Administration. We recognized no similar gains in any of the other periods presented. The increase in bank owned life insurance income resulted from the purchase of additional policies that occurred in the fourth quarter of 2014.

Noninterest income for the nine months ended September 30, 2015 was $2,216 compared to $1,841 for the same period in 2014. Service charges and fees increased $101 from an increase in check card interchange fee income of $65, an increase in wire transfer fee income of $21, and an increase in overdraft fees of $19. All of these increases resulted from an increase in the number of transactions. Mortgage operations income increased because of increased mortgage origination activity that mainly occurred in the first half of 2015. Bank owned life insurance income increased because of additional insurance policies purchased just prior to the end of 2014. The decrease in other noninterest income resulted from the recognition of a gain of $87 in 2014 on the sale of the guaranteed portion of a loan guaranteed by the Small Business Administration. We have sold none in 2015.

Noninterest Expense

Noninterest expenses consist primarily of salaries and employee benefits, building occupancy and equipment expenses, advertising and promotion expenses, data processing expenses, legal and professional services expense and miscellaneous other operating expenses.

The following table sets forth the principal components of noninterest expense for the periods indicated.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Salaries and employee benefits	$1,568	$1,405	$4,668	$4,174
Occupancy expenses	240	215	679	628
Equipment rentals, depreciation, and maintenance	124	126	358	358
Advertising and business development	126	96	371	262
Data processing	307	273	836	761
Foreclosed assets, net	15	18	119	53
Federal deposit insurance and other regulatory assessments	79	75	237	231
Legal and other professional services	173	62	537	225
Other operating expense	477	401	1,294	1,147
Total noninterest expense	$3,109	$2,671	$9,099	$7,839

Noninterest expense for the three months ended September 30, 2015 totaled $3,109 compared with $2,671 for the same period of 2014. The increase in salaries and employee benefits of $163 resulted from the opening of a new branch office in Alexander City, Alabama and the inception of investment brokerage services to customers at the beginning of the year 2015. The increase of $111 in legal and other professional fees resulted from expenses related to the pending merger with Keystone Bancshares, Inc. The increase of $76 in other operating expense resulted from increases in check card transaction processing expense, increased travel and business development expense, and an increase in the expense for appraisals on loan collateral.

Noninterest expense for the nine months ended September 30, 2015 totaled $9,099 compared with $7,839 for the same period of 2014. Salaries and employee benefits increased $494 because of the opening of a new branch office in Alexander City, Alabama and the inception of investment brokerage services to customers at the beginning of the year 2015. Legal and other professional services expense increased $312 with the increase resulting from legal and other professional fees incurred in conjunction with the pending merger with Keystone Bancshares, Inc.

Provision for Income Taxes

We recognized income tax expense of $375 for the three months ended September 30, 2015, compared to $445 for the three months ended September 30, 2014. For the nine months ended September 30, 2015, we recognized income tax expense of $1,124 compared to $1,176 for the nine months ended September 30, 2014. The decrease in income tax expense for the periods in 2015 resulted from a higher level of nontaxable income from certain securities issued by states and political subdivisions (municipal securities) and bank owned life insurance and a decrease in pre-tax income that resulted from expenses recorded in 2015 related to the pending merger with Keystone Bancshares, Inc. The effective tax rate for the three months ended September 30, 2015 was 28.9% compared to 31.1% for the same period in 2014. The effective tax rate for the nine months ended September 30, 2015 was 29.1% compared to 30.8% for the same period in 2014. The effective tax rate is affected by items of income that are not subject to federal and/or state taxation and by items of expense that are not deductible for federal and/or state income tax purposes.

Comparison of Financial Condition at September 30, 2015, and December 31, 2014

Overview

Our total assets increased $14,530, or 3.3%, from December 31, 2014 to September 30, 2015. Loans, net of deferred fees, increased $39,883, or 15.0%, from December 31, 2014 to September 30, 2015. Securities available-for-sale decreased by $27,729, or 21.3%, from December 31, 2014 to September 30, 2015 as net cash inflows from these securities were used to fund a portion of the growth in net loans. Interest-bearing deposits in other banks decreased by $5,886, or 97.8%, to also fund a portion of the growth in net loans. Total deposits increased $11,044, or 2.8%, with $6,721 of the growth occurring in noninterest-bearing deposits. Total stockholders’ equity increased $2,175, or 4.9%, primarily because of retained earnings of $2,324 net of net treasury share purchases of $339 and treasury share sales of $141.

Investment Securities

We use our securities portfolio primarily to enhance our overall yield on interest-earning assets, as a source of liquidity, as a tool to manage our balance sheet sensitivity and regulatory capital ratios, and as a base from which to pledge assets for public deposits. When our liquidity position exceeds current needs and our expected loan demand, other investments are considered as a secondary earnings alternative. As investments mature or pay down, they are used to meet current cash needs, or they are reinvested to maintain our desired liquidity position. We have historically designated all our securities as available-for-sale to provide flexibility in case an immediate need for liquidity arises, and we believe that the composition of the portfolio offers needed flexibility in managing our liquidity position and interest rate sensitivity without adversely impacting our regulatory capital levels. Securities available-for-sale are reported at fair value, with unrealized gains or losses reported as a separate component of other comprehensive income, net of deferred taxes. Purchase premiums and discounts are recognized in income using the interest method over the terms of the securities.

During the nine months ended September 30, 2015, we purchased investment securities totaling $6,946, mainly during the first few months of the year to reinvest the proceeds from some maturing securities. Since that time we sold securities and generated sales proceeds of $11,748 and used the proceeds primarily to fund loan growth. We realized a net gain on sales during this period of $24.

The following tables summarize the amortized cost, gross unrealized gains, gross unrealized losses, and fair value of securities available-for-sale at September 30, 2015 and December 31, 2014.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2015:
Securities available-for-sale:
Residential mortgage-backed	$54,633	$394	$(163)	$54,864
U.S. govt. sponsored enterprises	20,506	172	(128)	20,550
State, county, and municipal	25,368	842	(73)	26,137
Corporate debt obligations	1,000	4	—	1,004
	$101,507	$1,412	$(364)	$102,555

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2014:
Securities available-for-sale:
Residential mortgage-backed	$72,578	$478	$(247)	$72,809
U.S. govt. sponsored enterprises	31,467	127	(314)	31,280
State, county, and municipal	24,246	1,004	(57)	25,193
Corporate debt obligations	1,000	2	—	1,002
Totals	$129,291	$1,611	$(618)	$130,284

Loans

Loans are the largest category of interest earning assets and typically provide higher yields than other types of interest earning assets. Associated with the higher loan yields are the inherent credit and liquidity risks which management attempts to control and counterbalance. Total loans averaged $283,702 during the nine months ended September 30, 2015, or 69.9% of average interest earning assets, as compared to $247,230, or 61.9% of average interest earning assets, for the nine months ended September 30, 2014. At September 30, 2015, total loans, net of deferred loan fees, were $305,020, compared to $265,137 at December 31, 2014, an increase of $39,883, or 15.0%.

The growth in the loan portfolio is primarily attributable to the Bank’s ability to attract new customers from other financial institutions. We opened one new full service branch location in 2013 and a loan production office in 2014. The loan production office was converted to a full service branch location in September of 2015. We have hired experienced bankers in the markets we serve and these employees were successful in transitioning many of their former clients as well as bringing new clients to the Bank. Our bankers are expected to maintain calling efforts to develop relationships with clients and our philosophy is to be responsive to customer needs by providing service and decisions in a timely manner. Additionally, the markets we serve have shown some signs of economic recovery over the last few years which has increased demand for the services we provide.

The following table provides a summary of the loan portfolio as of September 30, 2015, and December 31, 2014.

	September 30, 2015	December 31, 2014
Residential real estate:
Closed-end 1-4 family - first lien	$58,775	$49,198
Closed-end 1-4 family - junior lien	1,413	1,638
Multi-family	5,457	5,455
Equity lines of credit	18,281	16,433
Total residential real estate	83,926	72,724
Commercial real estate:
Nonfarm nonresidential	101,891	90,657
Farmland	8,606	8,496
Total commercial real estate	110,497	99,153
Construction and land development:
Residential	8,813	6,792
Other	24,363	18,187
Total construction and land development	33,176	24,979
Commercial loans:
Other commercial loans	56,123	49,155
Agricultural	976	676
State, county, and municipal loans	9,952	5,987
Total commercial loans	67,051	55,818
Consumer loans	10,943	12,912
Total gross loans	305,593	265,586
Allowance for loan losses	(4,037)	(3,778)
Net deferred loan fees	(573)	(449)
Net loans	$300,983	$261,359

In this context, a “real estate loan” is defined as any loan, other than loans for construction purposes, secured by real estate, regardless of the purpose of the loan. It is common practice for financial institutions in our market areas, and for our Bank, to obtain a security interest or lien in real estate whenever possible, in addition to any other available collateral. This collateral is taken to reinforce the likelihood of the ultimate repayment of the loan and tends to increase the magnitude of the real estate loan portfolio component. In general, we prefer real estate collateral to many other potential collateral sources, such as accounts receivable, inventory and equipment.

Real estate loans are the largest component of our loan portfolio and include residential real estate loans, commercial real estate loans, and construction and land development loans. At September 30, 2015, this category totaled $227,599, or 74.5% of total gross loans, compared to $196,856, or 74.1%, at December 31, 2014. Real estate loans increased $30,743, or 15.6%, during the period December 31, 2014 to September 30, 2015. This category had the highest growth in volume during this period. Commercial loans increased $11,233, or 20.1% during the same period. Our management team and lending officers have a great deal of experience and expertise in real estate lending and commercial lending.

The Federal regulatory agencies issued two “guidance” documents that have a significant impact on real estate related lending and, thus, on the operations of the Bank. One part of the guidance could require lenders to restrict lending secured primarily by certain categories of commercial real estate to a level of 300% of their capital or raise additional capital. This factor, combined with the current economic environment, could affect the Bank’s lending strategy away from, or to limit its expansion of, commercial real estate lending which has been a material part of River Financial Corporation’s lending strategy. This could also have a negative impact on our lending and profitability. Management actively monitors the composition of the Bank’s loan portfolio, focusing on concentrations of credit, and the results of that monitoring activity are periodically reported to the Board of Directors.

The other guidance relates to the structuring of certain types of mortgages that allows negative amortization of consumer mortgage loans. Although the Bank does not engage at present in lending using these types of instruments, the guidance could have the effect of making the Bank less competitive in consumer mortgage lending if the local market is driving the demand for such an offering.

Allowance for Loan Losses, Provision for Loan Losses and Asset Quality

Allowance for loan losses and provision for loan losses

The allowance for loan losses represents management’s estimate of probable inherent credit losses in the loan portfolio. Management determines the allowance based on an ongoing evaluation of risk as it correlates to potential losses within the portfolio. Increases to the allowance for loan losses are made by charges to the provision for loan losses. Loans deemed to be uncollectible are charged against the allowance. Recoveries of previously charged-off amounts are credited to the allowance for loan losses.

Management utilizes a review process for the loan portfolio to identify loans that are deemed to be impaired. A loan is considered impaired when it is probable that the Bank will be unable to collect the scheduled payments of principal and interest due under the contractual terms of the loan agreement or when the loan is deemed to be a troubled debt restructuring. For loans and loan relationships deemed to be impaired that are $100, or greater, management determines the estimated value of the underlying collateral, less estimated costs to acquire and sell the collateral, or the estimated net present value of the cash flows expected to be received on the loan or loan relationship. These amounts are compared to the current investment in the loan and a specific allowance for the deficiency, if any, is specifically included in the analysis of the allowance for loan losses. For loans and loan relationships less than $100 that are deemed to be impaired, management applies a loss factor of 15% and includes that amount in the analysis of the allowance for loan losses rather than specifically measuring the impairment for each loan.

All other loans are deemed to be unimpaired and are grouped into various homogenous risk pools primarily utilizing regulatory reporting classification codes. The Bank’s historical loss factors are calculated for each of the risk pools based on the percentage of net losses experienced as a percentage of the average loans outstanding. The time periods utilized in these historical loss factor calculations are subjective and vary according to management’s estimate of the impact of current economic cycles. As every loan has a risk of loss, minimum loss factors are estimated based on long term trends for the Bank, the banking industry, and the economy. The greater of the calculated historical loss factors or the minimum loss factors are applied to the unimpaired loan amounts currently outstanding for the risk pool and included in the analysis of the allowance for loan losses. In addition, certain qualitative adjustments may be included by management as additional loss factors. These adjustments may include, among other things, changes in loan policy, loan administration, loan concentrations, and loan growth. The loss allocations for specifically impaired loans, smaller impaired loans not specifically measured for impairment, and unimpaired loans are totaled, yield the allowance for loan losses.

Management believes the data it uses in determining the allowance for loan losses is sufficient to estimate potential losses in the loan portfolio; however, actual results could differ from management’s estimate.

The following table presents a summary of changes in the allowance for loan losses for the period indicated.

	As of and for the		As of and for the
	Three Months Ended:		Nine Months Ended:
	September 30,	September 30,	September 30,	September 30,
	2015	2014	2015	2014
Allowance for loan losses at beginning of period	$3,920	$3,639	$3,778	$3,701
Charge-offs:
Mortgage loans on real estate:
Residential	—	—	—	34
Commercial real estate	—	—	—	533
Construction and land development	—	167	—	258
Equity lines of credit	—	—	333	26
Total mortgage loans on real estate	-	167	333	851
Commercial	8	81	10	100
Consumer	36	27	77	80
Total	44	275	420	1,031

Recoveries:
Mortgage loans on real estate:
Residential	—	—	—	—
Commercial real estate	—	—	—	16
Construction and land development	1	1	189	2
Equity lines of credit	7	1	7	2
Total mortgage loans on real estate	8	2	196	20
Commercial	8	5	36	112
Consumer	6	11	30	51
Total	22	18	262	183

Net Charge-offs (Recoveries)	22	257	158	848
Provision for loan losses	139	264	417	793
Allowance for loan losses at end of period	$4,037	$3,646	$4,037	$3,646

Total loans outstanding, net of deferred loan fees	305,020	258,241	305,020	258,241
Average loans outstanding, net of deferred loan fees	295,666	255,523	283,702	247,230
Allowance for loan losses to period end loans	1.32%	1.41%	1.32%	1.41%
Net charge-offs to average loans (annualized)	0.03%	0.40%	0.07%	0.46%

Allocation of the Allowance for Loan Losses

While no portion of the allowance for loans losses is in any way restricted to any individual loan or group of loans and the entire allowance is available to absorb losses from any and all loans, the following table represents management’s allocation of the allowance for loan losses to specific loan categories as of the dates indicated.

	September 30, 2015		December 31, 2014
		Percent of		Percent of
	Amount	Total	Amount	Total
Mortgage loans on real estate:
Residential	$328	8.1%	$305	8.1%
Commercial real estate	1,527	37.8%	1,267	33.5%
Construction and land development	549	13.6%	627	16.6%
Equity lines of credit	159	3.9%	436	11.5%
Total mortgage loans on real estate	2,563	63.5%	2,635	69.7%
Commercial	1,282	31.8%	623	16.5%
Consumer	192	4.8%	520	13.8%
Total	$4,037	100.0%	$3,778	100.0%

Nonperforming Assets

The following table presents our nonperforming assets as of the dates indicated:

	September 30,		December 31,
	2015	2014	2014	2013
Nonaccrual loans	$2,471	$708	$605	$1,921
Accruing loans past due 90 days or more	137	474	424	175
Total nonperforming loans	2,608	1,182	1,029	2,096
Foreclosed assets	1,219	2,328	2,340	427
Total nonperforming assets	$3,827	$3,510	$3,369	$2,523

Allowance for loan losses to period end loans	1.32%	1.41%	1.42%	1.56%
Allowance for loan losses to period end nonperforming loans	154.79%	307.87%	367.15%	176.57%
Net charge-offs to average loans (annualized)	0.07%	0.53%	0.39%	0.50%
Nonperforming assets to period end loans and foreclosed property	1.25%	1.35%	1.26%	1.06%
Nonperforming loans to period end loans	0.86%	0.46%	0.39%	0.88%

Accrual of interest is discontinued on a loan when management believes, after considering economic and business conditions and collection efforts that the borrower’s financial condition is such that the collection of interest is doubtful. When a loan is placed on nonaccrual status, all accrued interest on the loan is reversed and deducted from earnings as a reduction of reported interest income. No additional interest is accrued on the loan balance until collection of both principal and interest becomes reasonably certain.  Payments received while the loan is on nonaccrual status are applied to the loan’s outstanding principal balance. When a problems loan is fully resolved, there may ultimately be an actual write-down or charge-off of the principal balance of the loan which would necessitate additional charges to the allowance for loan losses.

Deposits

Deposits, which include noninterest bearing demand deposits, interest bearing demand deposits, money market accounts, savings accounts, and time deposits, are the principal source of funds for the Bank. We offer a variety of products designed to attract and retain customers, with primary focus on building and expanding client relationships. Management continues to focus on establishing a comprehensive relationship with consumer and business borrowers, seeking deposits as well as lending relationships.

The following table details the composition of our deposit portfolio as of September 30, 2015, and December 31, 2014.

	September 30, 2015		December 31, 2014
		Percent of		Percent of
	Amount	Total	Amount	Total
Demand deposits, non-interest bearing	$95,560	24.0%	$88,839	22.9%
Demand deposits, interest bearing	119,358	29.9%	118,643	30.6%
Money market accounts	78,199	19.6%	71,708	18.5%
Savings deposits	11,763	2.9%	9,494	2.4%
Time certificates of $250,000 or more	18,093	4.5%	17,169	4.4%
Other time certificates	75,902	19.0%	81,978	21.1%
Totals	$398,875	100.0%	$387,831	100.0%

Total deposits were $398,875 at September 30, 2015, and increase of $11,044 from December 31, 2104 with the increase resulting mainly from normal fluctuations in the balances of demand deposits. We have aggressively managed interest rates on deposits and maintained an emphasis on increasing the number and volume of accounts other than time certificates of deposit to lower the cost of funding for the Bank during the previous few years as general interest rates have remained low with many at historical lows. This strategy led to the decrease in time certificates of deposit during the period from December 31, 2014 to September 30, 2015 of $5,152.

The following table presents the Bank’s time certificates of deposits of $100, or more, by various maturities as of September 30, 2015.

Three months or less	$12,636
Greater than three months through six months	13,248
Greater than six months through twelve months	16,601
Greater than twelve months	16,520
Total	$59,005

Other Funding Sources

We supplement our deposit funding with wholesale funding when needed for balance sheet planning and management or when the terms are attractive and will not disrupt our offering rates in our markets. A source we have used for wholesale funding is the Federal Home Loan Bank of Atlanta (FHLB). We had FHLB borrowings of $6,000 at September 30, 2015 and at December 31, 2014 drawn on a line of credit. The line of credit with the FHLB is secured by pledges of various loans in our loan portfolio. At September 30, 2015, the FHLB line of credit remaining available was $30,670 and at December 31, 2014 it was $23,461. We also have lines of credit for federal funds borrowings with other banks that totaled $21,500 at September 30, 2015 and $13,000 at December 31, 2014. Furthermore, we have pledged certain loans to the Federal Reserve Bank (FRB) to secure a line of credit. At September 30, 2015, the FRB line of credit available was $41,027 and at December 31, 2014, the FRB line of credit available was $34,172. We have never drawn on the FRB line of credit and consider it a contingency line of credit to be used only for emergency liquidity management.

Liquidity

Market and public confidence in our financial strength and financial institutions in general will largely determine our access to appropriate levels of liquidity. This confidence is significantly dependent on our ability to maintain sound asset quality and appropriate levels of capital reserves.

Liquidity is defined as the ability to meet anticipated customer demands for funds under credit commitments and deposit withdrawals at a reasonable cost and on a timely basis. We measure our liquidity position by giving consideration to both on- and off-balance sheet sources of and demands for funds on a daily, weekly and monthly basis.

Liquidity risk involves the risk of being unable to fund assets with the appropriate duration and rate-based liabilities, as well as the risk of not being able to meet unexpected cash needs. Liquidity planning and management are necessary to ensure the ability to fund operations cost-effectively and to meet current and future potential obligations such as loan commitments and unexpected deposit outflows. In this process, we focus on assets and liabilities and on the manner in which they combine to provide adequate liquidity to meet our needs.

Funds are available from a number of basic banking activity sources, including the core deposit base, the repayment and maturity of loans, and investment cash flows. Other funding sources include federal funds borrowings, brokered certificates of deposit and borrowings from the FHLB and FRB.

Cash and cash equivalents at September 30, 2015 and December 31, 2014, were $29,555 and $25,369, respectively. Based on recorded cash and cash equivalents, management believes River Financial Corporation’s liquidity resources were sufficient at September 30, 2015 to fund loans and meet other cash needs as necessary.

Contractual Obligations

While our liquidity monitoring and management considers both present and future demands for and sources of liquidity, the following table of contractual commitments focuses only on future obligations as of September 30, 2015.

		Due after 1	Due after 3
	Due in 1	through	through	Due after
	year or less	3 years	5 years	5 years	Total
Federal Home Loan Bank advances	$4,000	$2,000	$—	$—	$6,000
Certificates of deposit of less than $100	25,545	8,889	556	—	34,990
Certificates of deposit of $100 or more	44,367	13,793	845	—	59,005
Securities sold under agreements to repurchase	9,121	—	—	—	9,121
Operating leases	570	1,061	1,034	1,809	4,474
Total contractual obligations	$83,603	$25,743	$2,435	$1,809	$113,590

Capital Position and Dividends

At September 30, 2015 and December 31, 2014, total stockholders’ equity was $46,206 and $44,031, respectively. The increase of $2,175 resulted mainly from retained earnings of $2,324 for the nine months ended September 30, 2015 net of net treasury shares purchased of $339 and sales of treasury shares of $141. The ratio of stockholders’ equity to total assets was 10.02% and 9.86% at September 30, 2015 and December 31, 2014, respectively.

River Bank & Trust is subject to various regulatory capital requirements administered by the federal banking agencies. Certain items such as goodwill and other intangible assets are deducted from total capital in arriving at the various regulatory capital measures such as Common Equity Tier 1capital, Tier 1 capital, and total risk based capital. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on River Financial Corporation’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the River Bank & Trust must meet specific capital guidelines that involve quantitative measures of the bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory regulations and guidelines. River Bank & Trust’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures, established by regulation to ensure capital adequacy effective January 1, 2015, require River Bank & Trust to maintain minimum amounts and ratios (set forth in the table below) of total risk based capital, Common Equity Tier 1 capital, and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined).

Management believes, as of September 30, 2015, that the Bank meets all capital adequacy requirements to which it is subject. The following table presents the Bank’s capital amounts and ratios as of September 30, 2015 with the required minimum levels for capital adequacy purposes and minimum levels to be well capitalized (as defined) under the regulatory prompt corrective action regulations.

					To Be Well Capitalized
			Required For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (To Risk-Weighted Assets)	$48,260	13.86%	$27,856	>= 8.00%	$34,820	>= 10.00%
Common Equity Tier 1 Capital (To Risk-weighted Assets)	44,223	12.70%	15,670	>= 4.50%	22,634	>= 6.50%
Tier 1 Capital (To Risk-Weighted Assets)	44,223	12.70%	20,893	>= 6.00%	27,857	>= 8.00%
Tier 1 Capital (To Average Assets)	44,223	9.81%	18,032	>= 4.00%	22,540	>= 5.00%

Management believes, as of December 31, 2014, that the Bank met all capital adequacy requirements to which it was subject at the time. The following table presents the Bank’s capital amounts and ratios as of December 31, 2014 with the required minimum levels for capital adequacy purposes and minimum levels to be well capitalized (as defined) under the prompt corrective action regulations that were in effect prior to January 1, 2015.

					To Be Well Capitalized
			Required For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (To Risk-Weighted Assets)	$45,913	15.65%	$23,470	>= 8.00%	$29,337	>= 10.00%
Tier 1 Capital (To Risk-Weighted Assets)	42,232	14.40%	11,731	>= 4.00%	17,597	>= 6.00%
Tier 1 Capital (To Average Assets)	42,232	9.68%	17,451	>= 4.00%	21,814	>= 5.00%

River Financial Corporation’s principal source of funds for dividend payments is dividends received from River Bank & Trust. There are statutory limitations on the payment of dividends by River Bank & Trust to River Financial Corporation. As of September 30, 2015, the maximum amount the Bank could dividend to River Financial Corporation without prior regulatory authority approval was approximately $7,390. In addition to dividend restrictions, federal statutes prohibit unsecured loans from banks to bank holding companies.

Interest Sensitivity and Market Risk

Management monitors and manages the pricing and maturity of our assets and liabilities in order to diminish the potential adverse impact that changes in interest rates could have on net interest income. The principal monitoring technique employed by the Bank is simulation analysis.

In simulation analysis, we review each asset and liability category and its projected behavior in various different interest rate environments. These projected behaviors are based on management’s past experience and on current competitive environments, including the various environments in the different markets in which we compete. Using projected behavior and differing rate scenarios as inputs, the simulation analysis generates projections of net interest income. We also periodically verify the validity of this approach by comparing actual results with those that were projected in previous models.

Another technique used in interest rate management, but to a lesser degree than simulation analysis, is the measurement of the interest sensitivity “gap”, which is the positive or negative dollar difference between assets and liabilities that are subject to interest rate repricing within a given period of time. Interest rate sensitivity can be managed by repricing assets and liabilities, selling securities available for sale, replacing an asset or liability at maturity or by adjusting the interest rate during the life of an asset or liability.

We evaluate interest rate sensitivity risk and then formulate guidelines regarding asset generation and repricing, and sources and prices of off-balance sheet commitments in order to maintain interest sensitivity risk at levels deemed prudent by management. We use computer simulations to measure the net income effect of various rate scenarios. The modeling reflects interest rate changes and the related impact on net income over specified periods of time.

The following table illustrates our interest rate sensitivity at September 30, 2015, assuming the relevant assets and liabilities are collected and paid, respectively, based upon historical experience rather than their stated maturities.

	0-1 Mos	1-3 Mos	3-12 Mos	1-2 Yrs	2-3 Yrs	>3 Yrs	Total
Interest earning assets
Loans	$77,645	$12,848	$33,767	$47,705	$50,248	$82,807	$305,020
Securities	2,991	2,976	15,296	13,284	13,655	54,353	102,555
Certificates of deposit in banks	—	—	—	—	—	—	—
Cash balances in banks	132	—	—	—	—	—	132
Federal funds sold	4,745	—	—	—	—	—	4,745
Total interest earning assets	$85,513	$15,824	$49,063	$60,989	$63,903	$137,160	$412,452

Interest bearing liabilities
Interest bearing transaction accounts	$41,527	$2,718	$12,234	$16,311	$16,311	$30,257	$119,358
Savings and money market accounts	42,516	1,946	8,757	11,675	11,675	13,393	89,962
Time deposits	6,428	13,227	48,321	19,681	4,350	1,988	93,995
Short term borrowings	9,121	—	—	—	—	—	9,121
Long term borrowings	—	2,000	2,000	2,000	—	—	6,000
Total interest bearing liabilities	$99,592	$19,891	$71,312	$49,667	$32,336	$45,638	$318,436

Interest sensitive gap
Period gap	$(14,079)	$(4,067)	$(22,249)	$11,322	$31,567	$91,522	$94,016
Cumulative gap	$(14,079)	$(18,146)	$(40,395)	$(29,073)	$2,494	$94,016
Cumulative gap - Rate Sensitive Assets/ Rate Sensitive Liabilities	-3.4%	-4.4%	-9.8%	-7.0%	0.6%	22.8%

The Bank generally benefits from increasing market interest rate when it has an asset-sensitive gap (a positive number) and generally benefits from decreasing market interest rates when it is liability sensitive (a negative number). As shown in the table above, the Bank is liability sensitive on a cumulative basis throughout the one year time frame. The interest sensitivity analysis presents only a static view of the timing and repricing opportunities, without taking into consideration that changes in interest rates do not affect all assets and liabilities equally. For example, rates paid on a substantial portion of core deposits may change contractually within a relatively short time frame, but those are viewed by management as significantly less interest sensitive than market-based rates such as those paid on non-core deposits. For this and other reasons, management relies more upon the simulations analysis (as noted above) in managing interest rate risk. Net interest income may be impacted by other significant factors in a given interest rate environment, including changes in volume and mix of interest earning assets and interest bearing liabilities.

The Bank’s earnings are dependent, to a large degree, on its net interest income, which is the difference between interest income earned on all interest earning assets, primarily loans and securities, and interest paid on all interest bearing liabilities, primarily deposits. Market risk is the risk of loss from adverse changes in market prices and interest rates. Our market risk arises primarily from inherent interest rate risk in our lending, investing and deposit gathering activities. We seek to reduce our exposure to market risk through actively monitoring and managing g interest rate risk. Management relies on simulations analysis to evaluate the impact of varying levels of prevailing interest rates and the sensitivity of specific earning assets and interest bearing liabilities to changes in those prevailing rates. Simulation analysis consists of evaluating the impact on net interest income given changes from 400 basis points below the current prevailing rates to 400basis points above current prevailing interest rates. Management makes certain assumptions as to the effect varying levels of interest rates have on certain interest earning assets and interest bearing liabilities, which assumptions consider both historical experience and consensus estimates of outside sources.

The following table illustrates the results of our simulation analysis to determine the extent to which market risk would affect net interest income for the next twelve months if prevailing interest rates increased or decreased by the specified amounts from current rates. As noted above, this model uses estimates and assumptions in asset and liability account rate reactions to changes in prevailing interest rates. However, to isolate the market risk inherent in the balance sheet, the model assumes that no growth in the balance sheet occurs during the projection period. This model also assumes an immediate and parallel shift in interest rates, which would result in no change in the shape or slope of the interest rate yield curve. Because of the inherent use of the estimates and assumptions in the simulation model to derive this market risk information, the actual results of the future impact of market risk on our net interest income may differ from that found in the table. Given the current level of prevailing interest rates, management believes prevailing market rates falling 300 basis points and 400 basis points are not reasonable assumptions. All other simulated prevailing interest rates changes modeled indicate a level of sensitivity of the Bank’s net interest income to those changes that is acceptable to management and within established Bank policy limits as of both dates shown.

	Impact on net interest income
	As of	As of
	September 30, 2015	December 31, 2014
Change in prevailing rates:
+ 400 basis points	2.57%	-2.12%
+ 300 basis points	1.93%	-1.19%
+ 200 basis points	0.63%	-1.58%
+ 100 basis points	-0.42%	-1.25%
+ 0 basis points	—	—
- 100 basis points	-0.61%	-2.39%
- 200 basis points	-3.46%	-7.65%
- 300 basis points	-4.92%	-10.05%
- 400 basis points	-5.41%	-10.43%

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This item is not applicable to smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is (i) recorded, processed, summarized and reported as and when required and (ii) accumulated and communicated to our management, including our Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the three months ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Various legal proceedings to which River Financial Corporation (the “Company”) or a subsidiary of the Company is a party arise from time to time in the normal course of business. There are no material pending legal proceedings to which the Company or a subsidiary is a party or of which any of their property is the subject.

ITEM 1A. RISK FACTORS

Investing in the Company involves various risks which are particular to our company, our industry and our market area. We believe all significant risks to investors in the Company have been outlined in “Risk Factors” of our Joint Proxy Statement / Prospectus filed as part of our Registration Statement on Form S-4, filed July 31, 2015, as amended, file number 333-205986. However, other risks may prove to be important in the future, and new risks may emerge at any time. We cannot predict with certainty all potential developments which could materially affect our financial performance or condition. There has been no material change to our risk factors as previously disclosed in the above described Form S-4.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

Item 6. Exhibits.

Exhibit Number	Description

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RIVER FTNANCIAL CORPORATION

Date: December 10, 2015	By:	/s/ James M. Stubbs
James M. Stubbs
Chief Executive Officer (principal executive officer)

Date: December 10, 2015	By:	/s/ Kenneth H. Givens
Kenneth H. Givens
Chief Financial Officer