Form 10-Q
period 2016-03-31
River Financial Corp
filed 2016-05-16
CIK 1641601

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

As of April 26, 2016, the registrant had 5,279,166 shares of common stock, $1.00 par value per share, outstanding.

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

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

RIVER FINANCIAL CORPORATION

Consolidated Statements of Financial Condition

(in thousands except share data)

	March 31, 2016	December 31, 2015
	Unaudited	Audited
Assets
Cash and due from banks	$10,435	$12,415
Interest-bearing deposits in banks	18,358	18,580
Federal funds sold	8,976	7
Cash and cash equivalents	37,769	31,002

Certificates of deposit in banks	5,971	6,070
Securities available-for-sale	141,758	144,721
Loans held for sale	2,915	2,771
Loans, net of deferred fees and discounts	483,159	479,271
Less allowance for loan losses	(4,071)	(3,827)
Net loans	479,088	475,444
Premises and equipment, net	20,896	20,553
Accrued interest receivable	2,138	2,234
Bank owned life insurance	14,837	14,731
Foreclosed assets	1,802	1,949
Deferred income taxes	1,914	2,445
Core deposit intangible	2,594	2,763
Goodwill	10,050	9,410
Other assets	3,886	3,941
Total assets	$725,618	$718,034
Liabilities and Shareholders' Equity
Noninterest-bearing deposits	$123,608	$124,345
Interest-bearing deposits	489,533	486,054
Total deposits	613,141	610,399
Short-term debt	11,258	10,166
Federal Home Loan Bank advances	10,750	10,500
Note payable	7,232	-
Payable to Keystone shareholders	-	7,274
Accrued interest payable and other liabilities	3,979	4,771
Total liabilities	646,360	643,110
Common stock ($1 par value; 10,000,000 shares authorized; 5,076,063 and 4,876,104 shares issued; 5,076,063 and 4,809,594 shares outstanding, respectively)	5,076	4,876
Additional paid in capital	64,421	62,493
Retained earnings	8,852	7,941
Accumulated other comprehensive income	909	571
Treasury stock at cost (66,510 shares)	-	(957)
Total stockholders' equity	79,258	74,924
Total liabilities and stockholders' equity	$725,618	$718,034

The accompanying notes are an integral part of these financial statements.

RIVER FINANCIAL CORPORATION

Unaudited Consolidated Statements of Income

(in thousands except per share data)

	For the Three Months Ended
	March 31,
	2016	2015
Interest income:
Loans, including fees	$6,479	$3,287
Taxable securities	413	463
Nontaxable securities	271	177
Federal funds sold	7	1
Other interest income	47	5
Total interest income	7,217	3,933
Interest expense:
Deposits	509	291
Short term borrowings	4	4
Long term borrowings	19	10
Note payable	63	-
Total interest expense	595	305
Net interest income	6,622	3,628
Provision for loan losses	232	139
Net interest income after provision for loan losses	6,390	3,489
Noninterest income:
Service charges and fees	600	454
Investment brokerage revenue	43	74
Mortgage operations	194	63
Bank owned life insurance income	107	75
Net gain on sale of investment securities	-	5
Other noninterest income	68	55
Total noninterest income	1,012	726
Noninterest expense:
Salaries and employee benefits	2,548	1,526
Occupancy expenses	351	217
Equipment rentals, depreciation, and maintenance	240	113
Telephone and communications	63	31
Advertising and business development	112	123
Data processing	480	265
Foreclosed assets, net	50	36
Federal deposit insurance and other regulatory assessments	106	79
Legal and other professional services	214	83
Other operating expense	764	377
Total noninterest expense	4,928	2,850
Income before income taxes	2,474	1,365
Provision for income taxes	751	406
Net income	$1,723	$959

Basic net earnings per common share	$0.35	$0.32
Diluted net earnings per common share	$0.35	$0.31
Dividends per common share	$0.16	$0.14

The accompanying notes are an integral part of these financial statements.

RIVER FINANCIAL CORPORATION

Unaudited Consolidated Statements of Comprehensive Income

(in thousands)

	For the Three Months Ended
	March 31,
	2016	2015
Net income	$1,723	$959
Other comprehensive income, net of tax:
Investment securities available-for-sale:
Net unrealized gains	536	428
Reclassification adjustments for net gains realized in net income	-	(5)
Income tax effect	198	165
Other comprehensive income	338	258
Comprehensive income	$2,061	$1,217

The accompanying notes are an integral part of these financial statements.

RIVER FINANCIAL CORPORATION

Unaudited Consolidated Statements of Changes in Stockholders' Equity

(in thousands except share and per share data)

				Accumulated
		Additional		Other		Total
	Common	Paid In	Retained	Comprehensive	Treasury	Stockholders'
	Stock	Capital	Earnings	Income	Stock	Equity
Balance at December 31, 2015	$4,876	$62,493	$7,941	$571	$(957)	$74,924
Net income	—	—	1,723	—	—	1,723
Other comprehensive income	—	—	—	338	—	338
Exercise of stock options and warrants (266,469 shares)	200	1,274	—	—	957	2,431
Dividends declared ($0.16 per share)	—	—	(812)	—	—	(812)
Purchase accounting adjustment - Keystone merger	—	640	—	—	—	640
Stock compensation expense	—	14	—	—	—	14
Balance at March 31, 2016	$5,076	$64,421	$8,852	$909	$—	$79,258

The accompanying notes are an integral part of these financial statements.

RIVER FINANCIAL CORPORATION

Unaudited Consolidated Statements of Cash Flows

(in thousands)

	For the Three Months
	Ended March 31,
	2016	2015
Cash Flows From (Used For) Operating Activities:
Net Income	$1,723	$959
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	232	139
Provision for losses on foreclosed assets	45	38
Amortization of securities available-for-sale	400	343
Accretion of securities available-for-sale	(8)	(1)
Realized net gain on securities available-for-sale	-	(5)
Accretion of discount on acquired loans	(455)	-
Amortization of deferred loan fees	(98)	(56)
Amortizaiton of core deposit intangible asset	169	-
Stock compensation expense	14	6
Bank owned life insurance income	(107)	(75)
Depreciation and amortization of premises and equipment	201	126
Gain on sale of foreclosed assets	(1)	(10)
Deferred income tax (benefit)	334	(118)
(Increase) decrease in operating assets and
(Decrease) increase in operating liabilities:
Loans held-for-sale	(102)	-
Accrued interest receivable	97	136
Other assets	(49)	-
Accrued interest payable and other liabilities	(792)	147
Net cash from operating activities	1,603	1,629
Cash Flows From (Used For) Investing Activities:
Maturity of certificate of deposit	-	249
Activity in securities available-for-sale:
Sales	-	3,425
Maturities, payments, calls	3,205	8,580
Purchases	-	(6,469)
Loan principal originations, net	(3,322)	(11,893)
Proceeds from sale of foreclosed assets	103	116
Purchases of premises and equipment	(544)	(731)
Sale (purchase) of restricted equity securities, net	61	(3)
Net cash used for investing activities	(497)	(6,726)
Cash Flows From (Used For) Financing Activities:
Net increase (decrease) in deposits	2,742	(2,024)
Net increase (decrease) in short-term borrowings	1,092	(754)
Payment of amount payable to Keystone shareholders	(7,274)	-
Proceeds from Federal Home Loan Bank advances	6,750	-
Repayment of Federal Home Loan Bank advances	(6,500)	-
Proceeds from issuance of note payable	7,500	-
Repayment of note payable	(268)	-
Proceeds from exercise of common stock options and warrants	2,431	-
Purchase of treasury stock	-	(86)
Cash dividends	(812)	(419)
Net cash from (used for) financing activities	5,661	(3,283)
Net Change In Cash And Cash Equivalents	6,767	(8,380)
Cash and Cash Equivalents At Beginning Of Period	31,002	25,369
Cash and Cash Equivalents At End Of Period	$37,769	$16,989

Supplemental Disclosures Of Cash Flows Information:
Cash Payments For:
Interest paid to depositors	$483	$297
Interest paid on borrowings	$86	$14
Income taxes	$425	$-

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

These interim consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission and, therefore, certain information and note disclosures normally presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted or abbreviated. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes as of December 31, 2015, which are contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

Preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying disclosures. These estimates are based on management’s best knowledge of current events and actions River may undertake in the future. Estimates are used in accounting for, among other items, the allowance for loan losses, foreclosed asset valuations, useful lives for depreciation and amortization, fair value of financial instruments, deferred taxes, and contingencies. Estimates that are particularly susceptible to significant change for River include the determination of the allowance for loan losses and the assessment of deferred tax assets and liabilities, and therefore are critical accounting policies. Management does not anticipate any material changes to estimates in the near term. Factors that may cause sensitivity to the aforementioned estimates include but are not limited to: external market factors such as market interest rates and employment rates, changes to operating policies and procedures, economic conditions in our markets, and changes in applicable banking regulations. Actual results may ultimately differ from estimates, although management does not generally believe such differences would materially affect the consolidated financial statements in any individual reporting period presented.

Note 2 – Reclassifications

Certain prior period amounts have been reclassified to conform to the presentation used in 2016. These reclassifications had no material effect on the operations, financial condition or cash flows of the Company.

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

The reconciliation of the components of the basic and diluted earnings per share is as follows:

	For the Three Months
	Ended March 31,
	2016	2015
Net earnings available to common shareholders	$1,723	$959
Weighted average common shares outstanding	4,866,049	2,995,231
Dilutive effect of stock options	69,467	58,398
Dilutive effect of stock warrants	55,361	50,625
Diluted common shares	4,990,877	3,104,254
Basic earnings per common share	$0.35	$0.32
Diluted earnings per common share	$0.35	$0.31

Note 4 – Investment Securities

Securities available-for-sale at March 31, 2016 and December 31, 2015 are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2016:
Securities available-for-sale:
Residential mortgage-backed	$57,768	$431	$(70)	$58,129
U.S. govt. sponsored enterprises	22,807	201	(62)	22,946
State, county, and municipal	57,682	1,144	(184)	58,642
Corporate debt obligations	2,060	3	(22)	2,041
Totals	$140,317	$1,779	$(338)	$141,758

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2015:
Securities available-for-sale:
Residential mortgage-backed	$60,756	$224	$(295)	$60,685
U.S. govt. sponsored enterprises	22,985	114	(146)	22,953
State, county, and municipal	58,018	1,011	(6)	59,023
Corporate debt obligations	2,057	3	—	2,060
Totals	$143,816	$1,352	$(447)	$144,721

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

Details concerning investment securities with unrealized losses as of March 31, 2016 and December 31, 2015 are as follows:

	Less Than 12 Months		More Than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2016:
Securities available-for-sale:
Residential mortgage-backed	$14,547	$30	$1,792	$40	$16,339	$70
U.S. govt. sponsored enterprises	1,002	1	4,851	61	5,853	62
State, county & municipal	23,620	179	555	5	24,175	184
Corporate debt obligations	1,038	22	-	-	1,038	22
Totals	$40,207	$232	$7,198	$106	$47,405	$338

December 31, 2015:
Securities available-for-sale:
Residential mortgage-backed	$20,841	$110	$10,937	$185	$31,778	$295
U.S. govt. sponsored enterprises	9,489	13	4,820	133	14,309	146
State, county & municipal	-	-	557	6	557	6
Totals	$30,330	$123	$16,314	$324	$46,644	$447

As of March 31, 2016, management does not consider securities with unrealized losses to be other-than-temporarily impaired. The unrealized losses in each category have occurred as a result of changes in interest rates, market spreads and market conditions subsequent to purchase. River has the ability and intent to hold its securities for a period of time sufficient to allow for a recovery in fair value. There were no other-than-temporary impairments charged to earnings during the three months ended March 31, 2016 or 2015.  The Company owned a total of 110 securities with a net unrealized loss of $338 at March 31, 2016.

During the three months ended March 31, 2015, River sold investment securities for proceeds of $3,425 and realized gains of $5. No investment securities were sold during the three months ended March 31, 2016.

The amortized cost and estimated fair value of securities available-for-sale at March 31, 2016, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities for residential mortgage backed securities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.  These securities are therefore not presented by maturity classification.

	Amortized Cost	Fair Value
	(In Thousands)
Securities available-for-sale
Less than 1 year	$6,050	$6,051
1 to 5 years	25,091	25,170
5 to 10 years	17,848	17,886
After 10 years	33,560	34,522
	82,549	83,629
Residential mortgage-backed securities	57,768	58,129
Totals	$140,317	$141,758

Note 5 – Loans, Allowance for Loan Losses and Credit Quality

Major classifications of loans at March 31, 2016 and December 31, 2015 are summarized as follows:

	March 31, 2016		December 31, 2015
	Amount	% of Total	Amount	% of Total
Residential real estate:
Closed-end 1-4 family - first lien	$108,699	22.6%	$111,476	23.4%
Closed-end 1-4 family - junior lien	4,961	1.0%	5,246	1.1%
Multi-family	17,547	3.7%	17,553	3.7%
Equity lines of credit	32,365	6.8%	32,969	6.9%
Total residential real estate	163,572	34.0%	167,244	35.1%
Commercial real estate:
Nonfarm nonresidential	149,019	31.1%	149,597	31.5%
Farmland	14,242	3.0%	15,456	3.3%
Total commercial real estate	163,261	34.1%	165,053	34.8%
Construction and land development:
Residential	24,231	5.1%	21,302	4.5%
Other	36,645	7.6%	34,459	7.2%
Total construction and land development	60,876	12.7%	55,761	11.7%
Commercial loans:
Other commercial loans	75,026	15.7%	71,247	15.0%
Agricultural	893	0.2%	946	0.2%
State, county, and municipal loans	7,044	1.5%	7,414	1.6%
Total commercial loans	82,963	17.4%	79,607	16.8%
Consumer loans	19,965	4.2%	19,557	4.1%
Total gross loans	490,637	102.4%	487,222	102.5%
Allowance for loan losses	(4,071)	-0.8%	(3,827)	-0.8%
Net deferred loan fees and discounts	(7,478)	-1.6%	(7,951)	-1.7%
Net loans	$479,088	100.0%	$475,444	100.0%

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

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method for the periods indicated:

	Real Estate Mortgage Loans
			Construction	Home Equity
			and Land	Lines
Allowance for Loan Losses	Residential	Commercial	Development	Of Credit	Commercial	Consumer	Total
Balance - December 31, 2015	$368	$1,302	$569	$150	$1,250	$188	$3,827
Provision for loan losses	72	(165)	151	(34)	197	11	232
Loan charge-offs	—	—	—	—	—	(24)	(24)
Loan recoveries	—	—	4	7	10	15	36
Balance - March 31, 2016	$440	$1,137	$724	$123	$1,457	$190	$4,071

Ending balance:
Individually evaluated for impairment	$59	$501	$38	$—	$1,126	$—	$1,724
Collectively evaluated for impairment	$381	$636	$686	$123	$331	$190	$2,347
Total	$440	$1,137	$724	$123	$1,457	$190	$4,071

Loans:
Individually evaluated for impairment	$1,233	$2,232	$93	$100	$1,735	$—	$5,393
Collectively evaluated for impairment	$129,974	$161,029	$60,783	$32,265	$81,228	$19,965	$485,244
Total	$131,207	$163,261	$60,876	$32,365	$82,963	$19,965	$490,637

	Real Estate Mortgage Loans
			Construction	Home Equity
			and Land	Lines
Allowance for Loan Losses	Residential	Commercial	Development	Of Credit	Commercial	Consumer	Total
Balance - December 31, 2014	$304	$1,267	$627	$437	$652	$491	$3,778
Provision for loan losses	(33)	(59)	(90)	(7)	448	(120)	139
Loan charge-offs	—	—	—	—	—	(17)	(17)
Loan recoveries	—	—	1	—	12	12	25
Balance - March 31, 2015	$271	$1,208	$538	$430	$1,112	$366	$3,925

Ending balance:
Individually evaluated for impairment	$—	$583	$40	$333	$777	$—	$1,733
Collectively evaluated for impairment	$271	$625	$498	$97	$335	$366	$2,192
Total	$271	$1,208	$538	$430	$1,112	$366	$3,925

Loans:
Individually evaluated for impairment	$1,199	$2,540	$94	$333	$1,229	$—	$5,395
Collectively evaluated for impairment	$59,508	$100,458	$26,612	$16,827	$57,099	$11,689	$272,193
Total	$60,707	$102,998	$26,706	$17,160	$58,328	$11,689	$277,588

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

The following table presents impaired loans by class of loans as of March 31, 2016.

	Total	Impaired Loans	Impaired Loans
	Impaired	With No	With	Allowance for
Nonaccruing Impaired Loans	Loans	Allowance	Allowance	Loan Losses
Mortgage loans on real estate:
Residential	$177	$177	$—	$—
Commercial real estate	1,416	1,039	377	198
Construction and land development	—	—	—	—
Equity lines of credit	—	—	—	—
Total mortgage loans on real estate	1,593	1,216	377	198

Commercial loans	1,021	—	1,021	536
Consumer loans	—	—	—	—
Total Loans	$2,614	$1,216	$1,398	$734

	Total	Impaired Loans	Impaired Loans
	Impaired	With No	With	Allowance for
Accruing Impaired Loans	Loans	Allowance	Allowance	Loan Losses
Mortgage loans on real estate:
Residential	$1,056	$926	$130	$59
Commercial real estate	816	—	816	303
Construction and land development	93	—	93	38
Equity lines of credit	100	100	—	—
Total mortgage loans on real estate	2,065	1,026	1,039	400

Commercial loans	714	—	714	590
Consumer loans	—	—	—	—
Total Loans	$2,779	$1,026	$1,753	$990

	Total	Impaired Loans	Impaired Loans
	Impaired	With No	With	Allowance for
Total Impaired Loans	Loans	Allowance	Allowance	Loan Losses
Mortgage loans on real estate:
Residential	$1,233	$1,103	$130	$59
Commercial real estate	2,232	1,039	1,193	501
Construction and land development	93	—	93	38
Equity lines of credit	100	100	—	—
Total mortgage loans on real estate	3,658	2,242	1,416	598

Commercial loans	1,735	—	1,735	1,126
Consumer loans	—	—	—	—
Total Loans	$5,393	$2,242	$3,151	$1,724

The following table presents impaired loans by class of loans as of December 31, 2015.

		Impaired Loans	Impaired Loans
	Total Impaired	With No	With	Allowance for
Nonaccruing Impaired Loans	Loans	Allowance	Allowance	Loan Losses
Mortgage loans on real estate:
Residential	$375	$375	$—	$—
Commercial real estate	1,415	1,050	365	188
Construction and land development	—	—	—	—
Equity lines of credit	—	—	—	-
Total mortgage loans on real estate	1,790	1,425	365	188

Commercial loans	1,021	—	1,021	491
Consumer loans	—	—	—	—
Total Loans	$2,811	$1,425	$1,386	$679

		Impaired Loans	Impaired Loans
	Total Impaired	With No	With	Allowance for
Accruing Impaired Loans	Loans	Allowance	Allowance	Loan Losses
Mortgage loans on real estate:
Residential	$1,069	$1,069	$—	$—
Commercial real estate	827	—	827	304
Construction and land development	100	—	100	45
Equity lines of credit	100	100	—	—
Total mortgage loans on real estate	2,096	1,169	927	349

Commercial loans	422	—	422	285
Consumer loans	—	—	—	—
Total Loans	$2,518	$1,169	$1,349	$634

		Impaired Loans	Impaired Loans
	Total Impaired	With No	With	Allowance for
Total Impaired Loans	Loans	Allowance	Allowance	Loan Losses
Mortgage loans on real estate:
Residential	$1,444	$1,444	$—	$—
Commercial real estate	2,242	1,050	1,192	492
Construction and land development	100	—	100	45
Equity lines of credit	100	100	—	—
Total mortgage loans on real estate	3,886	2,594	1,292	537

Commercial loans	1,443	—	1,443	776
Consumer loans	—	—	—	—
Total Loans	$5,329	$2,594	$2,735	$1,313

The following table presents the average recorded investment in impaired loans and the interest income recognized on impaired loans in the  three months ended March 31, 2016 and 2015 by loan category.

	Three Months Ended			Three Months Ended
	March 31, 2016			March 31, 2015
	Average	Ending		Average	Ending
	Recorded	Recorded	Interest	Recorded	Recorded	Interest
	Investment	Investment	Income	Investment	Investment	Income
Mortgage loans on real estate:
Residential real estate	$1,194	$1,233	$18	$1,211	$1,199	$16
Commercial real estate	2,697	2,232	9	2,371	2,540	28
Construction and land development	90	93	1	131	94	1
Equity lines of credit	100	100	1	347	333	—
Total mortgage loans on real estate	4,081	3,658	29	4,060	4,166	45

Commercial loans	1,605	1,735	7	714	1,229	11
Consumer loans	—	—	—	563	-	—
Total Loans	$5,686	$5,393	$36	$5,337	$5,395	$56

The following tables present the aging of loans and non-accrual loan balances as of March 31, 2016 and December 31, 2015, by class of loans.

	Accruing Loans
As of March 31, 2016	Current	30-89 Days Past Due	90+ Days Past Due	Nonaccrual Loans	Total Loans
Mortgage loans on real estate:
Residential	$128,358	$2,249	$130	$470	$131,207
Commercial real estate	161,786	58	—	1,417	163,261
Construction and land development	60,750	45	21	60	60,876
Equity lines of credit	32,260	105	—	—	32,365
Total mortgage loans on real estate	383,154	2,457	151	1,947	387,709
Commercial loans	80,909	1,014	-	1,040	82,963
Consumer loans	19,682	186	22	75	19,965
Total Loans	$483,745	$3,657	$173	$3,062	$490,637

	Accruing Loans
As of December 31, 2015	Current	30-89 Days Past Due	90+ Days Past Due	Nonaccrual Loans	Total Loans
Mortgage loans on real estate:
Residential	$131,608	$2,058	$129	$480	$134,275
Commercial real estate	163,638	—	—	1,415	165,053
Construction and land development	55,676	21	—	64	55,761
Equity lines of credit	32,934	35	—	—	32,969
Total mortgage loans on real estate	383,856	2,114	129	1,959	388,058
Commercial loans	78,282	249	17	1,059	79,607
Consumer loans	19,264	134	91	68	19,557
Total Loans	$481,402	$2,497	$237	$3,086	$487,222

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be Pass rated loans. As of March 31, 2016 and December 31, 2015, and based on the most recent analysis performed as of those dates, the risk category of loans by class of loans is as follows:

	Accruing Loans
As of March 31, 2016	Pass	Special Mention	Substandard	Nonaccrual Loans	Total
Mortgage loans on real estate:
Residential	$121,052	$6,596	$3,089	$470	$131,207
Commercial real estate	153,981	6,449	1,414	1,417	163,261
Construction and land development	59,485	593	738	60	60,876
Equity lines of credit	32,136	104	125	—	32,365
Total mortgage loans on real estate	366,654	13,742	5,366	1,947	387,709

Commercial loans	78,728	2,299	896	1,040	82,963
Consumer loans	19,435	291	164	75	19,965
Total Loans	$464,817	$16,332	$6,426	$3,062	$490,637

	Accruing Loans
As of December 31, 2015	Pass	Special Mention	Substandard	Nonaccrual Loans	Total
Mortgage loans on real estate:
Residential	$123,862	$6,765	$3,168	$480	$134,275
Commercial real estate	155,235	7,019	1,384	1,415	165,053
Construction and land development	54,083	845	769	64	55,761
Equity lines of credit	32,740	104	125	-	32,969
Total mortgage loans on real estate	365,920	14,733	5,446	1,959	388,058

Commercial loans	75,335	2,598	632	1,042	79,607
Consumer loans	18,924	428	137	68	19,557
Total Loans	$460,179	$17,759	$6,215	$3,069	$487,222

Note 6 – Fair Value Measurements and Disclosures

River utilizes fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. Securities available-for-sale  are recorded at fair value on a recurring basis. Additionally, from time to time, River may be required to record at fair value other assets on a nonrecurring basis, such as impaired loans and foreclosed assets. These nonrecurring fair value adjustments typically involve application of the lower of cost or market accounting or write-downs of individual assets.

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

Loans – River Financial Corporation does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. When a loan is identified as individually impaired, management measures impairment using one of three methods, including collateral value, market value of similar debt, and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. As of March 31, 2016and December 31, 2015, impaired loans were evaluated based on the fair value of the collateral. Impaired loans for which an allowance is established based on the fair value of collateral, or loans that were charged down according to the fair value of collateral, require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price, River Financial Corporation records the impaired loan as nonrecurring Level 2. When the fair value is based on an appraised value, River Financial Corporation records the impaired loan as nonrecurring Level 3.

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

Federal Home Loan Bank advances – For disclosure purposes the fair value of Federal Home Loan Bank advances is estimated using discounted cash flow analyses using interest rates offered for borrowings with similar maturities.

Note Payable – For disclosure purposes the carrying amount of the floating rate note payable approximates fair value.

Assets and liabilities measured at fair value on a recurring basis - The only assets and liabilities measured at fair value on a recurring basis are our securities available-for-sale.  Information related to River’s assets and liabilities measured at fair value on a recurring basis at March 31, 2016 and December 31, 2015 is as follows:

	Fair Value Measurements At Reporting Date Using:
March 31, 2016	Fair Value	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Securities available-for-sale:
Residential mortgage -backed	$58,129	$—	$58,129	$—
U.S. government agencies	22,946	—	22,946	—
State, county, and municipal	58,642	—	58,642	—
Corporate obligations	2,041	—	1,389	652
Totals	$141,758	$—	$141,106	$652

	Fair Value Measurements At Reporting Date Using:
December 31, 2015	Fair Value	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Securities available-for-sale:
Residential mortgage -backed	$60,685	$—	$60,685	$—
U.S. government agencies	22,953	—	22,953	—
State, county, and municipal	59,023	—	59,023	—
Corporate obligations	2,060	—	1,408	652
Totals	$144,721	$—	$144,069	$652

Assets measured at fair value on a nonrecurring basis - River has assets that, under certain conditions, are subject to measurement at fair value on a non-recurring basis.  The following table presents the financial instruments carried on the balance sheet by caption and by level in the fair value hierarchy, for which a non-recurring change in fair value has been recorded as of March 31, 2016 and December 31, 2015:

	Fair Value Measurements At Reporting Date Using:
March 31, 2016	Fair Value	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$3,669	$—	$—	$3,669
Foreclosed assets	1,802	—	—	1,802
Totals	$5,471	$—	$—	$5,471

December 31, 2015	Fair Value	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$4,016	$—	$—	$4,016
Foreclosed assets	1,949	—	—	1,949
Totals	$5,965	$—	$—	$5,965

River has estimated the fair values of these assets using Level 3 inputs, specifically the appraised value of the collateral. Impaired loan balances represent those collateral dependent impaired loans where management has estimated the credit loss by comparing the loan’s carrying value against the expected realizable fair value of the impaired loan for the amount of the credit loss.

The estimated fair values, and related carrying or notional amounts, of River’s financial instruments as of March 31, 2016 and December 31, 2015 are as follows:

		Estimated Fair Value
March 31, 2016	Carrying Amount	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$37,769	$37,769	$—	$—
Certificates of Deposit	5,971	—	5,971	—
Securities Available for Sale	141,758	—	141,106	652
Loans held-for-sale	2,915	—	2,915	—
Restricted Equity Securities	1,208	—	—	1,208
Loans Receivable	479,088	—	489,718	—
Bank Owned Life Insurance	14,837	—	14,837	—
Financial Liabilities:
Deposits	613,141	—	609,400	—
Short Term Debt	11,258	—	11,258	—
Federal Home Loan Bank Advances	10,750	—	10,752	—
Note Payable	7,232	—	7,232	—

		Estimated Fair Value
December 31, 2015	Carrying Amount	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$31,002	$31,002	$—	$—
Certificates of Deposit	6,070	—	6,070	—
Securities Available for Sale	144,721	—	144,069	652
Loans held-for-sale	2,771	—	2,771	—
Restricted Equity Securities	1,270	—	—	1,270
Loans Receivable	475,444	—	475,892	—
Bank Owned Life Insurance	14,731	—	14,731	—
Financial Liabilities:
Deposits	610,399	—	599,988	—
Short Term Debt	10,166	—	10,166	—
Federal Home Loan Bank Advances	10,500	—	10,492	—

The estimated fair values of the standby letters of credit and loan commitments on which the committed interest rate is less than the current market rate are insignificant at March 31, 2016 and December 31, 2015.

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

Note 7 – Acquisition

On December 31, 2015, Keystone Bancshares, Inc. (“Keystone”) was merged with and into River. Concurrent with the merger of River and Keystone, Keystone Bank was merged with and into River Bank & Trust. Under the terms of the merger agreement, shareholders of Keystone immediately prior to the effective time of the merger received one share of River common stock in exchange for each outstanding share of Keystone common stock held and $4.00 in cash. In addition, persons holding options or warrants to acquire Keystone common stock received options or warrants to acquire 1.25 shares of River common stock for each option or warrant at a purchase price equal to the original exercise price divided by 1.25. River issued 1,818,492 shares of River common stock to Keystone shareholders and made cash payments to Keystone shareholders of approximately $7,274.

During the first quarter of 2016, an adjustment to the acquisition values was recorded to recognize the fair value of the Keystone stock options and stock warrants assumed in the merger.  The value was computed using the Black-Sholes option pricing model and totaled $640.  The adjustment resulted in an increase to additional paid in capital of $640 and a corresponding increase in goodwill of $640.

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

In February 2015, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2015-02, Amendments to the Consolidation Analysis. The amendment substantially changes the way that reporting entities are required to evaluate whether they should consolidate certain legal entities. All legal entities are subject to reevaluation under the new amendment. Specifically, the amendments modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities (VIEs) or voting interest entities, eliminate the presumption that a general partner should consolidate a limited partnership, and affect the consolidation analysis of reporting entities that are involved with VIEs. The amendments in this update will be effective for interim and annual periods beginning after December 15, 2015. Early adoption is permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The adoption of this ASU did not have a significant impact on the Company’s financial position or results of operations.

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

In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. ASU 2015-16 simplifies the accounting for measurement-period adjustments in a business combination by requiring the acquirer to recognize adjustments to provisional amounts identified during the measurement period in the reporting period in which the adjustments are determined, thereby eliminating the requirement to retrospectively account for those adjustments. The acquirer is also required to record in the reporting period in which the adjustments are determined the effect on earnings of changes in depreciation, amortization and other items resulting from the change to the provisional amounts. ASU 2015-16 is effective for annual periods beginning after December 31, 2015, with early application permitted, and applies to adjustments to provisional amounts that occur after the effective date. The Company did adopt this ASU during the first quarter of 2016 and applied its provisions to the adjustments to goodwill during the quarter ended March 31, 2016 as discussed in Note 7.

In January 2016 the FASB issued ASU 2016-01 Financial Instruments: Recognition and Measurement of Financial Assets and Financial Liabilities.  This will enhance the reporting model for financial instruments to provide users of financial statements with more decision-useful information.  The ASU addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments.  Some of the amendments include the following:  1) Require equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; 2)Simplify the impairment assessment of equity investment’s without readily determinable fair values by requiring a qualitative assessment to identify impairment; 3) Require public business entities to use exit price notion when measuring fair value of financial instruments for disclosure purposes; 4)Require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting in a change in the fair value of a liability resulting in a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value; among others.  For public business entities, the amendments of this ASU are effective fiscal years beginning December  15, 2017, including interim periods within those fiscal years.  The Company is currently evaluating the impact this ASU will have on its consolidated financial statements.

In February 2016 the FASB issued ASU 2016-02, Leases.  This will require lessees to recognize assets and liabilities that arise from leases on the balance sheet.  A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right of use asset representing its right to use the underlying asset for lease term.  The new guidance is effective for annual and interim reporting periods beginning December 15, 2018.  The amendment should be applied at the beginning of the earliest period presented using a modified retrospective approach with earlier application permitted as of the beginning of an interim or annual reporting period.  The Company is currently evaluating the impact of the new guidance on its consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with our condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q, as well as our audited consolidated financial statements and related notes thereto for the year ended December 31, 2015, which are contained in the Annual Report on Form 10-K for the year ended December 31, 2015. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results could differ materially from those contained in forward-looking statements as a result of many factors, including those discussed in our 2015 Annual Report on Form 10-K under “Part I, Item 1A - Risk Factors,” as well as other unknown risks and uncertainties.

All dollar amounts in the tables in this section are in in thousands of dollars, except per share data, yields, percentages and rates or when specifically identified. As used in this Item, the words “we,” “us,” “our,” the “Company,” “RFC,” “River” and similar terms refer to River Financial Corporation and its consolidated affiliate, unless the context indicates otherwise.

Our Business

River is a bank holding company headquartered in Prattville, Alabama. We engage in the business of banking through our wholly-owned banking subsidiary, River Bank & Trust, which we may refer to as the “Bank,” or “River Bank.” Through the Bank, we provide a broad array of financial services to businesses, business owners, professionals, and consumers. As of March 31, 2016, we operated nine full-service banking offices in Alabama in the cities of Montgomery, Prattville, Wetumpka, Auburn, Opelika, Gadsden and Alexander City.

Overview of First Quarter 2016 Results

Net income was $1,723 in the quarter ended March 31, 2016, compared with $959 in the quarter ended March 31, 2015. Several significant measures from the 2016 first quarter include:

•	Net interest margin (taxable equivalent) of 4.20%, compared with 3.76% for the first quarter of 2015.
•	Net interest income increase of $2,994 for the quarter ended March 31, 2016, representing an 82.5% annualized rate of increase over the quarter ended March 31, 2015.
•	Annualized return on average assets for the quarter ended March 31, 2016 of 0.96% compared with 0.88% for the quarter ended March 31, 2015.
•	Annualized return on average equity for the quarter ended March 31, 2016 of 8.90% compared with 8.64 % for the quarter ended March 31, 2015.
•	Loan growth of $3,888 during the quarter, representing a 3.2% annualized growth rate.
•	Deposit growth of $2,742 during the quarter, representing a 1.8% annualized growth rate.
•	Stockholders’ equity growth of $4,334, representing a 23.1% annualized growth rate.
•	Book value per share of $15.61 at March 31, 2016, compared with $15.58 per share at December 31, 2015.
•	Tangible book value per share of $13.12 at March 31, 2016, compared with $13.05 at December 31, 2015.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared based on the application of certain accounting policies, the most significant of which are described in the notes to the financial statements for the year ended December 31, 2015, which are contained in our Annual Report filed on Form 10-K. Certain of these policies require numerous estimates and strategic or economic assumptions that may prove inaccurate or subject to variation and may significantly affect our reported results and financial position for the current period or future periods. The use of estimates, assumptions, and judgment is necessary when financial assets and liabilities are required to be recorded at, or adjusted to reflect fair value. Assets carried at fair value inherently result in more financial statement volatility. Fair values and information used to record valuation adjustments for certain assets and liabilities are based on quoted market prices or are provided by other independent third-party sources, when available. When such information is not available, management estimates valuation adjustments. Changes in underlying factors, assumptions or estimates in any of these areas could have a material impact on our future financial condition and results of operations.

The following briefly describes the more complex policies involving a significant amount of judgments about valuation and the application of complex accounting standards and interpretations.

Allowance for Loan Losses

We record estimated probable inherent credit losses in the loan portfolio as an allowance for loan losses. The methodologies and assumptions for determining the adequacy of the overall allowance for loan losses involve significant judgments to be made by management. Some of the more critical judgments supporting our allowance for loan losses include judgments about: creditworthiness of borrowers, estimated value of underlying collateral, assumptions about cash flow, determination of loss factors for estimating credit losses, and the impact of current events, conditions and other factors impacting the level of inherent losses. Under different conditions or using different assumptions, the actual or estimated credit losses that we may ultimately realize may be different than our estimates. In determining the allowance, we estimate losses on individual impaired loans, or groups of loans that are not impaired, where the probable loss can be identified and reasonably estimated. On a quarterly basis, we assess the risk inherent in our loan portfolio based on qualitative and quantitative trends in the portfolio, including the internal risk classification of loans, historical loss rates, changes in the nature and volume of the loan portfolio, industry or borrower concentrations, delinquency trends, detailed reviews of significant loans with identified weaknesses and the impact of local, regional and national economic factors on the quality of the loan portfolio. Based on this analysis, we may record a provision for loan losses in order to maintain the allowance at appropriate levels. For a more complete discussion of the methodology employed to calculate the allowance for loan losses, see note 1 to our consolidated financial statements for the year ended December 31, 2015, which are contained in our Annual Report on Form 10-K.

Investment Securities Impairment

We assess, on a quarterly basis, whether there have been any events or economic circumstances to indicate that a security on which there is an unrealized loss is impaired on an other-than-temporary basis. In such instance, we would consider many factors, including the severity and duration of the impairment, our intent and ability to hold the security for a period of time sufficient for a recover in value, recent events specific to the issuer or industry, and for debt securities, external credit ratings and recent downgrades. Securities on which there is an unrealized loss that is deemed to be other-than-temporary are written down to fair value. The credit portion of the impairment, if any, is recognized as a realized loss in current earnings.

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

Business Combinations

Assets purchased and liabilities assumed in a business combination are recorded at their fair value. The fair value of a loan portfolio acquired in a business combination requires greater levels of management estimates and judgment than the remainder of purchased assets or assumed liabilities. On the date of acquisition, when the loans have evidence of credit deterioration since origination and it is probable at the date of acquisition that we will not collect all contractually required principal and interest payments, the difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is referred to as non-accretable difference. We must estimate cash flows at each reporting date. Subsequent decreases to the expected cash flows will generally result in a provision for loan losses. Subsequent increase in cash flows result in a reversal of the provision for loan losses to the extent or prior charges and adjusted accretable yield, which will have a positive impact on interest income. In addition, purchased loans with evidence of credit deterioration are also handled under this method.

Comparison of the Results of Operations for the three months ended March 31, 2016 and 2015

The following is a narrative discussion and analysis of significant changes in our results of operations for the three months ended March 31, 2016 compared to the three months ended March 31, 2015.

Net Income

During the three months ended March 31, 2016, our net income was $1,723, compared to $959 for the three months ended March 31, 2015, an increase of $764, or 79.6%. Our results of operations for the three months ended March 31, 2016 included the merger with Keystone Bancshares.

The primary reason for the increase in net income for the first quarter of 2016 as compared to the first quarter of 2015 was an increase in net interest income. During the three months ended March 31, 2016, net interest income was $6,622 compared to $3,628 for the first three months of 2015, an increase of $2,994, or 82.5%. This increase is a result of higher levels of loan volume and other earning assets from organic growth and the merger with Keystone. Total noninterest income for the first quarter of 2016 was $1,012 compared to $726 for the first quarter of 2015. This increase was primarily the result of the Keystone merger. Total noninterest expense increased from $2,850 in the first quarter of 2015 to $4,928 in the first quarter of 2016. This increase also primarily resulted from the Keystone merger.

Net Interest Income and Net Interest Margin Analysis

The largest component of our net income is net interest income – the difference between the income earned on interest earning assets and the interest paid on deposits and borrowed funds used to support assets. Net interest income divided by average interest earning assets represents RFC’s net interest margin. The major factors that affect net interest income and net interest margin are changes in volumes, the yield on interest earning assets and the cost of interest bearing liabilities. Our net interest margin can also be affected by economic conditions, the competitive environment, loan demand, and deposit flow. Management’s ability to respond to changes in these factors by using effective asset-liability management techniques is critical to maintaining the stability of the net interest margin and the primary source of earnings. This is discussed in greater detail under the heading “Interest Sensitivity and Market Risk”

Comparison of net interest income for the three months ended March 31, 2016 and 2015

The following table shows, for the three months ended March 31, 2016 and 2015, the average balances of each principal category of our earning assets and interest bearing liabilities and the average taxable equivalent yields on assets and average costs of liabilities. These yields and costs are calculated by dividing the income or expense by the average daily balance of the associated assets or liabilities.

	Three Months Ended March 31, 2016			Three Months Ended March 31, 2015
		Interest			Interest
	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Yield/Rate	Balance	Expense	Yield/Rate
Interest earning assets
Loans	$482,435	$6,500	5.42%	$270,197	$3,304	4.96%
Mortgage loans held for sale	$216	$2	3.72%	$154	$1	2.63%
Investment securities:
Taxable securities	$89,342	$413	1.86%	$103,300	$463	1.82%
Tax-exempt securities	$55,970	$403	2.90%	$25,610	$268	4.19%
Interest bearing balances in other banks	$15,404	$47	1.23%	$2,266	$5	0.89%
Federal funds sold	$5,415	$7	0.52%	$1,208	$1	0.33%
Total interest earning assets	$648,782	$7,372	4.57%	$402,735	$4,042	4.07%

Interest bearing liabilities
Interest bearing transaction accounts	$170,046	$107	0.25%	$116,307	$55	0.19%
Savings and money market accounts	$175,776	$161	0.37%	$82,159	$45	0.22%
Time deposits	$139,096	$241	0.70%	$98,328	$191	0.79%
Short-term debt	$10,637	$4	0.15%	$8,365	$4	0.19%
Federal Home Loan Bank advances	$11,976	$19	0.64%	$6,000	$10	0.67%
Note Payable	$7,497	$63	3.38%	$-	$-	0.00%
Total interest bearing liabilities	$515,028	$595	0.46%	$311,159	$305	0.40%
Noninterest-bearing funding of earning assets	133,754	—	0.00%	91,576	—	0.00%
Total cost of funding earning assets	$648,782	$595	0.37%	$402,735	$305	0.31%
Net interest rate spread			4.11%			3.67%
Net interest income/margin (taxable equivalent)		$6,777	4.20%		$3,737	3.76%
Tax equivalent adjustment		(155)			(109)
Net interest income/margin		$6,622	4.11%		$3,628	3.65%

The following table reflects, for the three months ended March 31, 2016 and 2015, the changes in our net interest income due to variances in the volume of interest earning assets and interest bearing liabilities and variances in the associated rates earned or paid on these assets and liabilities.

	Three Months Ended March 31, 2016 vs.
	Three Months Ended March 31, 2015
		Variance
		due to
	Volume	Yield/Rate	Total
Interest earning assets
Loans	$2,645	$551	$3,196
Mortgage loans held for sale	—	1	1
Investment securities:
Taxable securities	(60)	10	(50)
Tax-exempt securities	314	(179)	135
Interest bearing balances in other banks	29	13	42
Federal funds sold	2	4	6
Total interest earning assets	$2,930	$400	$3,330

Interest bearing liabilities
Interest bearing transaction accounts	$26	$26	$52
Savings and money market accounts	$52	$64	$116
Time deposits	$81	$(31)	$50
Short-term debt	$2	$(2)	$-
Federal Home Loan Bank advances	$11	$(2)	$9
Note Payable	$63	$-	$63
Total interest bearing liabilities	$235	$55	$290

Net interest income
Net interest income (taxable equivalent)	$2,695	$345	$3,040
Taxable equivalent adjustment	(101)	55	(46)
Net interest income	$2,594	$400	$2,994

Total interest income for the three months ended March 31, 2016 was $7,217 and total interest expense was $595, resulting in net interest income of $6,622 for the period. For the same period of 2015, total interest income was $3,933 and total interest expense was $305, resulting in net interest income of $3,628 for the period. This represents a 45.2% increase in net interest income when comparing the same period from 2016 and 2015. When comparing the variances related to interest income and interest expense for the three months ended March 31, 2016 and 2015, the increase and decrease, respectively, were attributed to the following: (1) the increases in interest income and interest expense related to increases in average volumes resulted primarily from the Keystone merger,  and (2) the increase in interest income on loans related to variance in the yield resulted primarily from the accretion of discount on the loans acquired in the Keystone merger which totaled $455 in the first quarter of 2016 with none in the first quarter of 2015.

Provision for Loan Losses

The provision for loan losses represents a charge to earnings necessary to establish an allowance for loan losses that, in management’s evaluation, is adequate to provide coverage for estimated losses on outstanding loans and to provide for uncertainties in the economy. As a result of evaluating the allowance for loan losses at March 31, 2016, management recorded a provision of $232 in the first quarter of 2016. A provision of $139 was recorded in the first quarter of 2015. The increase in the provision was primarily related to the increase in loans excluding the loans acquired in the Keystone merger.

The allowance for loan losses is increased by a provision for loan losses, which is a charge to earnings, and it is decreased by loan charge-offs and increased by recoveries on loans previously charged off. In determining the adequacy of the allowance for loan losses, we consider our historical loan loss experience, the general economic environment, our overall portfolio composition and other relevant information. As these factors change, the level of loan loss provision changes.  When individual loans are evaluated for impairment and impairment is deemed necessary, specific allowance is required for the impaired portion of the loan amount. Subsequent changes in the impairment amount will generally cause corresponding changes in the allowance related to the impaired loan and corresponding changes to the loan loss provision. As of March 31, 2016, the recorded allowance related to impaired loans was $1,724. As of March 31, 2015, the recorded allowance related to impaired loans was $1,$1733.

Noninterest Income

In addition to net interest income, we generate various types of noninterest income from our operations. Our banking operations generate revenue from service charges and fees mainly on deposits accounts. Our mortgage division generates revenue from originating and selling mortgage loans. Our investment brokerage division generates revenue through a revenue-sharing relationship with a registered broker-dealer. We also own life insurance policies on several key employees and record income on the increase in the cash surrender value of these policies.

The following table sets forth the principal components of noninterest income for the periods indicated.

	For the Three Months
	Ended March 31,
	2016	2015
Service charges and fees	$600	$454
Investment brokerage revenue	43	74
Mortgage operations	194	63
Bank owned life insurance income	107	75
Net gain on sale of investment securities	-	5
Other noninterest income	68	55
Total noninterest income	$1,012	$726

Noninterest income for the three months ended March 31, 2016 was $1,012 compared to $726 for the same period in 2015. The increases in service charges and fees, mortgage operations, bank owned life insurance and other noninterest income were primarily related to the Keystone merger. The decrease in investment brokerage revenue of $31 resulted from a reduction in the volume of transaction activity in the first quarter of 2016 as compared to the first quarter of 2015.

Noninterest Expense

Noninterest expenses consist primarily of salaries and employee benefits, building occupancy and equipment expenses, advertising and promotion expenses, data processing expenses, legal and professional services expense and miscellaneous other operating expenses.

The following table sets forth the principal components of noninterest expense for the periods indicated.

	For the Three Months
	Ended March 31,
	2016	2015
Salaries and employee benefits	$2,548	$1,526
Occupancy expenses	351	217
Equipment rentals, depreciation, and maintenance	240	113
Telephone and Communications	63	31
Advertising and business development	112	123
Data processing	480	265
Foreclosed assets, net	50	36
Federal deposit insurance and other regulatory assessments	106	79
Legal and other professional services	214	83
Other operating expense	764	377
Total noninterest expense	$4,928	$2,850

Noninterest expense for the three months ended March 31, 2016 totaled $4,928 compared with $2,850 for the same period of 2015. The increase was primarily a result of the Keystone merger. Salaries and employee benefits increased $1,022, or 67.0%, to $2,548 in the first quarter of 2016 from $1,526 in the first quarter of 2015. The number of employees increased from approximately 80 to approximately 130 as a result of the Keystone merger for an increase of approximately 63%. Occupancy expenses increased $134, or 61.8%, in the first quarter of 2016 as compared to the first quarter of 2015. The number of banking offices increased from six in the first quarter of 2015 to nine in the first quarter of 2016 as a result of the Keystone merger. Similarly, equipment rental, depreciation, and maintenance increased $127, or 112.4% from $113 in the first quarter of 2015 to $240 in the first quarter of 2016. Data processing expenses totaled $480 in the first quarter of 2016 compared to $265 in the first quarter of 2015 for an increase of $215, or 81.1%. In addition to increases resulting from the Keystone merger, the Company is preparing to convert to a new core processing system during 2016 and approximately $45 of the increase in data processing expense was related to the conversion preparation. Legal and professional fees increased to $214 in the first quarter of 2016 from $83 in the first quarter of 2015 for an increase of $131, or 161.0%. Most of this increase was related to additional expenses for legal, accounting, and other professional services related to the preparation and filing of reports and financial statements with the Securities and Exchange Commission (SEC) that were not in the first quarter of 2015. The Company’s registration with the SEC became effective in October of 2015. Other operating expense increased $387, or 102.7%, from $377 in the first quarter of 2015 to $764 in the first quarter of 2016. The amortization of the core deposit intangible recognized at the time of the Keystone merger amounted to $169 in the first quarter of 2016 compared to none in the first quarter of 2015 and is included in other noninterest expense.

Provision for Income Taxes

We recognized income tax expense of $751 for the three months ended March 31, 2016, compared to $406 for the three months ended March 31, 2015. The increase of $345, or 85.0%, resulted from the increase in net income before taxes of $1,109 in 2016. The effective tax rate for the three months ended March 31, 2016 was 30.4% compared to 29.7% for the same period in 2015. The effective tax rate is affected by items of income that are not subject to federal and/or state taxation and by items of expense that are not deductible for federal and/or state income tax purposes.

Comparison of Financial Condition at March 31, 2016, and December 31, 2015

Overview

Our total assets increased $7,584, or 4.2%, from December 31, 2015 to March 31, 2016. Loans, net of deferred fees, increased $3,888, or 3.2%, from December 31, 2015 to March 31, 2016. Securities available-for-sale decreased by $2,963, or 8.2%, from December 31, 2015 to March 31, 2016 as net cash inflows from these securities were used to fund a portion of the growth in net loans. Cash and cash equivalents increased $6,767 or 87.3%. Total deposits increased $2,742, or 1.8%, with the growth occurring in interest-bearing deposits. Total stockholders’ equity increased $4,334, or 23.1%.

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

During the three months ended March 31, 2016, we did not purchase any investment securities as growth in other balance sheet categories absorbed the increases in funding from liabilities and stockholders’ equity. The following tables summarize the amortized cost, gross unrealized gains, gross unrealized losses, and fair value of securities available-for-sale at March 31, 2016 and December 31, 2015.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2016:
Securities available-for-sale:
Residential mortgage-backed	$57,768	$431	$(70)	$58,129
U.S. govt. sponsored enterprises	22,807	201	(62)	22,946
State, county, and municipal	57,682	1,144	(184)	58,642
Corporate debt obligations	2,060	3	(22)	2,041
Totals	$140,317	$1,779	$(338)	$141,758

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2015:
Securities available-for-sale:
Residential mortgage-backed	$60,756	$224	$(295)	$60,685
U.S. govt. sponsored enterprises	22,985	114	(146)	22,953
State, county, and municipal	58,018	1,011	(6)	59,023
Corporate debt obligations	2,057	3	—	2,060
Totals	$143,816	$1,352	$(447)	$144,721

Loans

Loans are the largest category of interest earning assets and typically provide higher yields than other types of interest earning assets. Associated with the higher loan yields are the inherent credit and liquidity risks which management attempts to control and counterbalance. Total loans averaged $482,435 during the three months ended March 31, 2016, or 74.4% of average interest earning assets, as compared to $270,197, or 67.1% of average interest earning assets, for the three months ended March 31, 2015. At March 31, 2016, total loans, net of deferred loan fees, were $483,159, compared to $479,271 at December 31, 2015, an increase of $3,888, or 3.2%.

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

The following table provides a summary of the loan portfolio as of March 31, 2016, and December 31, 2015.

	March 31, 2016		December 31, 2015
	Amount	% of Total	Amount	% of Total
Residential real estate:
Closed-end 1-4 family - first lien	$108,699	22.6%	$111,476	23.4%
Closed-end 1-4 family - junior lien	4,961	1.0%	5,246	1.1%
Multi-family	17,547	3.7%	17,553	3.7%
Equity lines of credit	32,365	6.8%	32,969	6.9%
Total residential real estate	163,572	34.0%	167,244	35.1%
Commercial real estate:
Nonfarm nonresidential	149,019	31.1%	149,597	31.5%
Farmland	14,242	3.0%	15,456	3.3%
Total commercial real estate	163,261	34.1%	165,053	34.8%
Construction and land development:
Residential	24,231	5.1%	21,302	4.5%
Other	36,645	7.6%	34,459	7.2%
Total construction and land development	60,876	12.7%	55,761	11.7%
Commercial loans:
Other commercial loans	75,026	15.7%	71,247	15.0%
Agricultural	893	0.2%	946	0.2%
State, county, and municipal loans	7,044	1.5%	7,414	1.6%
Total commercial loans	82,963	17.4%	79,607	16.8%
Consumer loans	19,965	4.2%	19,557	4.1%
Total gross loans	490,637	102.4%	487,222	102.5%
Allowance for loan losses	(4,071)	-0.8%	(3,827)	-0.8%
Net deferred loan fees and discounts	(7,478)	-1.6%	(7,951)	-1.7%
Net loans	$479,088	100.0%	$475,444	100.0%

In this context, a “real estate loan” is defined as any loan, secured by real estate, regardless of the purpose of the loan. It is common practice for financial institutions in our market areas, and for our Bank, to obtain a security interest or lien in real estate whenever possible, in addition to any other available collateral. This collateral is taken to reinforce the likelihood of the ultimate repayment of the loan and tends to increase the magnitude of the real estate loan portfolio component. In general, we prefer real estate collateral to many other potential collateral sources, such as accounts receivable, inventory and equipment.

Real estate loans are the largest component of our loan portfolio and include residential real estate loans, commercial real estate loans, and construction and land development loans. At March 31, 2016, this category totaled $387,709, or 79.0% of total gross loans, compared to $388,058, or 79.6%, at December 31, 2015. Real estate loans decreased $349, or 0.1%, during the period December 31, 2015 to March 31, 2016. Commercial loans increased $3,356, or 4.2% during the same period. Our management team and lending officers have a great deal of experience and expertise in real estate lending and commercial lending.

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

All other loans are deemed to be unimpaired and are grouped into various homogeneous risk pools primarily utilizing regulatory reporting classification codes. The Bank’s historical loss factors are calculated for each of the risk pools based on the percentage of net losses experienced as a percentage of the average loans outstanding. The time periods utilized in these historical loss factor calculations are subjective and vary according to management’s estimate of the impact of current economic cycles. As every loan has a risk of loss, minimum loss factors are estimated based on long term trends for the Bank, the banking industry, and the economy. The greater of the calculated historical loss factors or the minimum loss factors are applied to the unimpaired loan amounts currently outstanding for the risk pool and included in the analysis of the allowance for loan losses. In addition, certain qualitative adjustments may be included by management as additional loss factors. These adjustments may include, among other things, changes in loan policy, loan administration, loan concentrations, and loan growth. The loss allocations for specifically impaired loans, smaller impaired loans not specifically measured for impairment, and unimpaired loans are totaled to yield the allowance for loan losses.

Management believes the data it uses in determining the allowance for loan losses is sufficient to estimate potential losses in the loan portfolio; however, actual results could differ from management’s estimate.

The following table presents a summary of changes in the allowance for loan losses for the period indicated.

	As of and for the
	Three Months Ended:
	March 31,	March 31,
	2016	2015
Allowance for loan losses at beginning of period	$3,827	$3,778
Charge-offs:
Mortgage loans on real estate:
Residential	—	—
Commercial real estate	—	—
Construction and land development	—	—
Equity lines of credit	—	—
Total mortgage loans on real estate	—	—
Commercial	—	—
Consumer	24	17
Total	24	17

Recoveries:
Mortgage loans on real estate:
Residential	—	—
Commercial real estate	—	—
Construction and land development	4	1
Equity lines of credit	7	—
Total mortgage loans on real estate	11	1
Commercial	10	12
Consumer	15	12
Total	36	25

Net Charge-offs (Recoveries)	(12)	(8)
Provision for loan losses	232	139
Allowance for loan losses at end of period	$4,071	$3,925

Total loans outstanding, net of deferred loan fees	483,159	277,095
Average loans outstanding, net of deferred loan fees	482,435	270,197
Allowance for loan losses to period end loans	0.84%	1.42%
Net charge-offs (recoveries) to average loans (annualized)	-0.01%	-0.01%

Allocation of the Allowance for Loan Losses

While no portion of the allowance for loans losses is in any way restricted to any individual loan or group of loans and the entire allowance is available to absorb losses from any and all loans, the following table represents management’s allocation of the allowance for loan losses to specific loan categories as of the dates indicated.

	March 31, 2016		December 31, 2015
		Percent of		Percent of
	Amount	Total	Amount	Total
Mortgage loans on real estate:
Residential	$440	10.8%	$368	9.6%
Commercial real estate	1,137	27.9%	1,302	34.0%
Construction and land development	724	17.8%	569	14.9%
Equity lines of credit	123	3.0%	150	3.9%
Total mortgage loans on real estate	2,424	59.5%	2,389	62.4%
Commercial	1,457	35.8%	1,250	32.7%
Consumer	190	4.7%	188	4.9%
Total	$4,071	100.0%	$3,827	100.0%

Nonperforming Assets

The following table presents our nonperforming assets as of the dates indicated:

	March 31,		December 31,
	2016	2015	2015
Nonaccrual loans	$3,062	$778	$3,069
Accruing loans past due 90 days or more	173	309	237
Total nonperforming loans	3,235	1,087	3,306
Foreclosed assets	1,802	2,196	1,949
Total nonperforming assets	$5,037	$3,283	$5,255

Allowance for loan losses to period end loans	0.84%	1.42%	0.80%
Allowance for loan losses to period end nonperforming loans	125.84%	361.09%	115.17%
Net charge-offs (recoveries) to average loans (annualized)	-0.01%	-0.01%	0.18%
Nonperforming assets to period end loans and foreclosed property	1.04%	1.18%	1.10%
Nonperforming loans to period end loans	0.67%	0.39%	0.69%

Accrual of interest is discontinued on a loan when management believes, after considering economic and business conditions and collection efforts that the borrower’s financial condition is such that the collection of interest is doubtful. When a loan is placed on nonaccrual status, all accrued interest on the loan is reversed and deducted from earnings as a reduction of reported interest income. No additional interest is accrued on the loan balance until collection of both principal and interest becomes reasonably certain.  Payments received while the loan is on nonaccrual status are applied to the loan’s outstanding principal balance. When a problem loan is fully resolved, there may ultimately be an actual write-down or charge-off of the principal balance of the loan which would necessitate additional charges to the allowance for loan losses.

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

The following table details the composition of our deposit portfolio as of March 31, 2016, and December 31, 2015.

	March 31, 2016		December 31, 2015
		Percent of		Percent of
	Amount	Total	Amount	Total
Demand deposits, non-interest bearing	$123,608	20.2%	$124,345	20.4%
Demand deposits, interest bearing	175,146	28.6%	174,827	28.6%
Money market accounts	156,194	25.5%	149,664	24.5%
Savings deposits	21,620	3.5%	19,524	3.2%
Time certificates of $250 or more	29,573	4.8%	30,929	5.1%
Other time certificates	107,000	17.5%	111,110	18.2%
Totals	$613,141	100.0%	$610,399	100.0%

Total deposits were $613,141 at March 31, 2016, and increase of $2,742 from December 31, 2105 with the increase resulting mainly from normal fluctuations in the balances of demand deposits. We have aggressively managed interest rates on deposits and maintained an emphasis on increasing the number and volume of accounts other than time certificates of deposit to lower the cost of funding for the Bank during the previous few years as general interest rates have remained low with many at historical lows. This strategy led to the decrease in time certificates of deposit during the period from December 31, 2015 to March 31, 2016 of $5,466.

The following table presents the Bank’s time certificates of deposits by various maturities as of March 31, 2016.

	All Time Deposits	Time Deposits $100 or more	Time Deposits less than $100
Three months or less	$22,025	$12,412	$9,613
Greater than three months through six months	28,747	17,970	10,777
Greater than six months through one year	43,681	28,897	14,784
Greater than one year through three years	33,995	21,745	12,250
Greater than three years	8,125	4,829	3,296
Total	$136,573	$85,853	$50,720

Other Funding Sources

We supplement our deposit funding with wholesale funding when needed for balance sheet planning and management or when the terms are attractive and will not disrupt our offering rates in our markets. A source we have used for wholesale funding is the Federal Home Loan Bank of Atlanta (FHLB). We had FHLB borrowings of $10,750 at March 31, 2016 and $10,500 at December 31, 2015 drawn on a line of credit. The line of credit with the FHLB is secured by pledges of various loans in our loan portfolio. At March 31, 2016, the FHLB line of credit remaining available was $56,610 and at December 31, 2015 it was $54,002. We also have lines of credit for federal funds borrowings with other banks that totaled $28,500 at March 31, 2016 and $31,500 at December 31, 2015. Furthermore, we have pledged certain loans to the Federal Reserve Bank (FRB) to secure a line of credit. At March 31, 2016, the FRB line of credit available was $38,696 and at December 31, 2015, the FRB line of credit available was $36,995. We have never drawn on the FRB line of credit and consider it a contingency line of credit to be used only for emergency liquidity management.

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

Cash and cash equivalents at March 31, 2016 and December 31, 2015, were $37,769 and $31,002, respectively. Based on recorded cash and cash equivalents, management believes River Financial Corporation’s liquidity resources were sufficient at March 31, 2016 to fund loans and meet other cash needs as necessary.

Commitments

The Company is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financial needs of its customers.  These financial instruments include commitments to extend credit and standby letters of credit.  Those instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized by the balance sheet.  The contract amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments.

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

Financial instruments whose contract amount represents credit risk at March 31, 2016 and December 31, 2015 were as follows in (thousands):

	March 31, 2016	December 31, 2015
Commitments to extend credit	$100,891	$101,238
Stand-by and performance letters of credit	2,575	2,935
Total	$103,466	$104,173

Contractual Obligations

While our liquidity monitoring and management considers both present and future demands for and sources of liquidity, the following table of contractual commitments focuses only on future obligations as of March 31, 2016.

		Due after 1	Due after 3
	Due in 1	through	through	Due after
	year or less	3 years	5 years	5 years	Total
Federal Home Loan Bank advances	$10,750	$—	$—	$—	$10,750
Certificates of deposit of less than $250	52,222	46,436	7,248	1,094	107,000
Certificates of deposit of $250 or more	17,985	10,658	930	—	29,573
Securities sold under agreements to repurchase	11,258	—	—	—	11,258
Note payable	1,071	2,142	2,142	1,877	7,232
Operating leases	509	945	940	1,390	3,784
Total contractual obligations	$93,795	$60,181	$11,260	$4,361	$169,597

Capital Position and Dividends

At March 31, 2016 and December 31, 2015, total stockholders’ equity was $79,258 and $74,924, respectively. The increase of $4,334 resulted mainly from incentive stock options and stock warrants exercised during the three months ended March 31, 2016 and retained earnings. A total of $2,431 was received and a total of 266,469 shares were issued for the exercise of incentive stock options and stock warrants. Retained earnings for the first quarter of 2016 amounted to $911. The ratio of stockholders’ equity to total assets was 10.92% and 10.43% at March 31, 2016 and December 31, 2015, respectively.

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

Management believes, as of March 31, 2016, that the Bank meets all capital adequacy requirements to which it is subject. The following table presents the Bank’s capital amounts and ratios as of March 31, 2016 with the required minimum levels for capital adequacy purposes including the phase in of the capital conservation buffer under Basel III and minimum levels to be well capitalized (as defined) under the regulatory prompt corrective action regulations.

As of March 31, 2016:
					To Be Well Capitalized
			Required For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (To Risk-Weighted Assets)	$75,650	13.80%	$47,281	>= 8.625%	$54,819	>= 10.00%
Common Equity Tier 1 Capital (To Risk-weighted Assets)	71,579	13.06%	28,089	>= 5.125%	35,625	>= 6.50%
Tier 1 Capital (To Risk-Weighted Assets)	71,579	13.06%	36,310	>= 6.625%	43,846	>= 8.00%
Tier 1 Capital (To Average Assets)	71,579	10.17%	28,153	>= 4.00%	35,191	>= 5.00%

Management believes, as of December 31, 2015, that the Bank met all capital adequacy requirements to which it was subject at the time. The following table presents the Bank’s capital amounts and ratios as of December 31, 2015 with the required minimum levels for capital adequacy purposes and minimum levels to be well capitalized (as defined) under the prompt corrective action regulations.

As of December 31, 2015:
					To Be Well Capitalized
			Required For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (To Risk-Weighted Assets)	$75,020	13.89%	$43,208	>= 8.00%	$54,010	>= 10.00%
Common Equity Tier 1 Capital (To Risk-weighted Assets)	71,193	13.18%	$24,307	>= 4.50%	$35,110	>= 6.50%
Tier 1 Capital (To Risk-Weighted Assets)	71,193	13.18%	32,410	>= 6.00%	43,213	>= 8.00%
Tier 1 Capital (To Average Assets)	71,193	15.76%	18,069	>= 4.00%	22,587	>= 5.00%

River Financial Corporation’s principal source of funds for dividend payments and debt service is dividends received from River Bank & Trust. There are statutory limitations on the payment of dividends by River Bank & Trust to River Financial Corporation. As of March 31, 2016, the maximum amount the Bank could dividend to River Financial Corporation without prior regulatory authority approval was approximately $9,844. In addition to dividend restrictions, federal statutes prohibit unsecured loans from banks to bank holding companies.

During the three months ending March 31, 2016 there were 108,000 incentive stock options issued with a weighted average exercise price of $16 per share. During the same period, there were 285,500 incentive stock options and warrants exercised at a weighted average exercise price of $9.60 per share. A total of 280,500 incentive stock options and warrants were outstanding as of March 31, 2016 with a weighted average exercise price of $13.91 per share and a weighted average remaining life of 6.8 years.

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

The following table illustrates our interest rate sensitivity at March 31, 2016, assuming the relevant assets and liabilities are collected and paid, respectively, based upon historical experience rather than their stated maturities.

	0-1 Mos	1-3 Mos	3-12 Mos	1-2 Yrs	2-3 Yrs	>3 Yrs	Total
Interest earning assets
Loans	$128,045	$20,030	$75,476	$79,913	$64,480	$115,215	$483,159
Securities	2,386	5,917	16,475	25,448	21,895	69,637	141,758
Certificates of deposit in banks	1,401	486	249	996	497	2,342	5,971
Cash balances in banks	18,358	—	—	—	—	—	18,358
Federal funds sold	8,976	—	—	—	—	—	8,976
Total interest earning assets	$159,166	$26,433	$92,200	$106,357	$86,872	$187,194	$658,222

Interest bearing liabilities
Interest bearing transaction accounts	$59,402	$3,888	$17,499	$23,331	$23,331	$47,695	$175,146
Savings and money market accounts	100,830	3,150	14,172	18,898	18,898	21,866	177,814
Time deposits	7,778	13,860	72,520	26,354	7,370	8,691	136,573
Short term borrowings	11,258	—	—	—	—	—	11,258
Federal Home Loan Bank advances	3,500	5,250	2,000	—	—	—	10,750
Long term borrowings	—	268	804	1,072	1,072	4,016	7,232
Total interest bearing liabilities	$182,768	$26,416	$106,995	$69,655	$50,671	$82,268	$518,773

Interest sensitive gap
Period gap	$(23,602)	$17	$(14,795)	$36,702	$36,201	$104,926	$139,449
Cumulative gap	$(23,602)	$(23,585)	$(38,380)	$(1,678)	$34,523	$139,449
Cumulative gap - Rate Sensitive Assets/ Rate Sensitive Liabilities	-3.6%	-3.6%	-5.8%	-0.3%	5.2%	21.2%

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

The Bank’s earnings are dependent, to a large degree, on its net interest income, which is the difference between interest income earned on all interest earning assets, primarily loans and securities, and interest paid on all interest bearing liabilities, primarily deposits. Market risk is the risk of loss from adverse changes in market prices and interest rates. Our market risk arises primarily from inherent interest rate risk in our lending, investing and deposit gathering activities. We seek to reduce our exposure to market risk through actively monitoring and managing interest rate risk. Management relies on simulations analysis to evaluate the impact of varying levels of prevailing interest rates and the sensitivity of specific earning assets and interest bearing liabilities to changes in those prevailing rates. Simulation analysis consists of evaluating the impact on net interest income given changes from 400 basis points below the current prevailing rates to 400 basis points above current prevailing interest rates. Management makes certain assumptions as to the effect varying levels of interest rates have on certain interest earning assets and interest bearing liabilities, which assumptions consider both historical experience and consensus estimates of outside sources.

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

	Impact on net interest income
	As of	As of
	March 31, 2016	December 31, 2015
Change in prevailing rates:
+ 400 basis points	-0.55%	-0.87%
+ 300 basis points	-0.30%	-0.49%
+ 200 basis points	-0.67%	-0.81%
+ 100 basis points	-0.80%	-0.79%
+ 0 basis points	—	—
- 100 basis points	0.61%	0.16%
- 200 basis points	-2.18%	-3.10%
- 300 basis points	-4.02%	-4.56%
- 400 basis points	-5.32%	-5.50%

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

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the three months ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Various legal proceedings to which River Financial Corporation (the “Company”) or a subsidiary of the Company is a party arise from time to time in the normal course of business. There are no material pending legal proceedings to which the Company or a subsidiary is a party or of which any of their property is the subject.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 that could materially affect the Company’s business, financial condition or future results. The risks described in the Company’s Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

Item 6. Exhibits.

Exhibit Number	Description

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 *	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RIVER FTNANCIAL CORPORATION

Date: May 16, 2016	By:	/s/ James M. Stubbs
James M. Stubbs
Chief Executive Officer (principal executive officer)

Date: May 16, 2016	By:	/s/ Kenneth H. Givens
Kenneth H. Givens
Chief Financial Officer