Form 10-Q
period 2016-06-30
River Financial Corp
filed 2016-08-15
CIK 1641601

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of August 1, 2016, the registrant had 5,075,576 shares of common stock, $1.00 par value per share, outstanding.

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

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

RIVER FINANCIAL CORPORATION

Consolidated Statements of Financial Condition

(in thousands except share data)

	June 30, 2016	December 31, 2015
	Unaudited	Audited
Assets
Cash and due from banks	$15,591	$12,415
Interest-bearing deposits in banks	25,013	18,580
Federal funds sold	3,826	7
Cash and cash equivalents	44,430	31,002

Certificates of deposit in banks	5,722	6,070
Securities available-for-sale	136,629	144,721
Loans held for sale	3,406	2,771
Loans, net of deferred fees and discounts	499,396	479,271
Less allowance for loan losses	(4,121)	(3,827)
Net loans	495,275	475,444
Premises and equipment, net	21,005	20,553
Accrued interest receivable	2,135	2,234
Bank owned life insurance	14,945	14,731
Foreclosed assets	1,546	1,949
Deferred income taxes	1,587	2,445
Core deposit intangible	2,430	2,763
Goodwill	10,050	9,410
Other assets	3,088	3,941
Total assets	$742,248	$718,034
Liabilities and Shareholders' Equity
Noninterest-bearing deposits	$145,493	$124,345
Interest-bearing deposits	495,009	486,054
Total deposits	640,502	610,399
Securities sold under agreements to repurchase	7,980	10,166
Federal Home Loan Bank advances	2,000	10,500
Note payable	6,964	-
Payable to Keystone shareholders	-	7,274
Accrued interest payable and other liabilities	3,237	4,771
Total liabilities	660,683	643,110
Common stock ($1 par value; 10,000,000 shares authorized; 5,079,188 and 4,876,104 shares issued; 5,077,563 and 4,809,594 shares outstanding, respectively)	5,079	4,876
Additional paid in capital	64,459	62,493
Retained earnings	10,833	7,941
Accumulated other comprehensive income	1,222	571
Treasury stock at cost (1,625 and 66,510 shares, respectively)	(28)	(957)
Total stockholders' equity	81,565	74,924
Total liabilities and stockholders' equity	$742,248	$718,034

The accompanying notes are an integral part of these financial statements.

RIVER FINANCIAL CORPORATION

Unaudited Consolidated Statements of Income

(in thousands except per share data)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Interest income:
Loans, including fees	$6,788	$3,437	$13,267	$6,724
Taxable securities	374	394	787	857
Nontaxable securities	272	182	543	359
Federal funds sold	8	-	14	1
Other interest income	53	5	100	10
Total interest income	7,495	4,018	14,711	7,951
Interest expense:
Deposits	506	291	1,015	582
Short term borrowings	4	6	8	10
Federal Home Loan Bank advances	12	10	31	21
Note payable	64	-	127	-
Total interest expense	586	307	1,181	613
Net interest income	6,909	3,711	13,530	7,338
Provision for loan losses	215	139	447	278
Net interest income after provision for loan losses	6,694	3,572	13,083	7,060
Noninterest income:
Service charges and fees	593	486	1,193	940
Investment brokerage revenue	91	76	134	150
Mortgage operations	350	56	545	119
Bank owned life insurance income	108	76	214	152
Net gain on sale of investment securities	14	9	14	13
Other noninterest income	77	70	145	125
Total noninterest income	1,233	773	2,245	1,499
Noninterest expense:
Salaries and employee benefits	2,651	1,574	5,199	3,100
Occupancy expenses	363	221	714	439
Equipment rentals, depreciation, and maintenance	246	121	486	234
Telephone and communications	62	36	124	67
Advertising and business development	92	122	204	245
Data processing	435	264	915	529
Foreclosed assets, net	49	68	99	104
Federal deposit insurance and other regulatory assessments	116	80	222	158
Legal and other professional services	214	281	428	364
Other operating expense	852	374	1,617	751
Total noninterest expense	5,080	3,141	10,008	5,991
Income before income taxes	2,847	1,204	5,320	2,568
Provision for income taxes	865	343	1,616	749
Net income	$1,982	$861	$3,704	$1,819

Basic net earnings per common share	$0.39	$0.29	$0.75	$0.61
Diluted net earnings per common share	$0.39	$0.28	$0.73	$0.59
Dividends per common share	$-	$-	$0.16	$0.14

The accompanying notes are an integral part of these financial statements.

RIVER FINANCIAL CORPORATION

Unaudited Consolidated Statements of Comprehensive Income

(in thousands)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net income	$1,982	$861	$3,704	$1,819
Other comprehensive income (loss), net of tax:
Investment securities available-for-sale:
Net unrealized gains (losses)	509	(1,099)	1,045	(672)
Reclassification adjustments for net gains realized in net income	(14)	(9)	(14)	(13)
Income tax effect	(182)	432	(380)	267
Other comprehensive income (loss)	313	(676)	651	(418)
Comprehensive income	$2,295	$185	$4,355	$1,401

The accompanying notes are an integral part of these financial statements.

RIVER FINANCIAL CORPORATION

Unaudited Consolidated Statements of Changes in Stockholders' Equity

(in thousands except share and per share data)

				Accumulated
		Additional		Other		Total
	Common	Paid In	Retained	Comprehensive	Treasury	Stockholders'
	Stock	Capital	Earnings	Income	Stock	Equity
Balance at December 31, 2015	$4,876	$62,493	$7,941	$571	$(957)	$74,924
Net income	—	—	3,704	—	—	3,704
Other comprehensive income	—	—	—	651	—	651
Exercise of stock options and warrants (269,594 shares)	203	1,297	—	—	957	2,457
Purchase of treasury stock (1,625 shares)	—	—	—	—	(28)	(28)
Dividends declared ($0.16 per share)	—	—	(812)	—	—	(812)
Purchase accounting adjustment - Keystone merger	—	640	—	—	—	640
Stock compensation expense	—	29	—	—	—	29
Balance at June 30, 2016	$5,079	$64,459	$10,833	$1,222	$(28)	$81,565

The accompanying notes are an integral part of these financial statements.

RIVER FINANCIAL CORPORATION

Unaudited Consolidated Statements of Cash Flows

(in thousands)

	For the Six Months
	Ended June 30,
	2016	2015
Cash Flows From (Used For) Operating Activities:
Net Income	$3,704	$1,819
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	447	278
Provision for losses on foreclosed assets	90	100
Amortization of securities available-for-sale	804	717
Accretion of securities available-for-sale	(16)	(2)
Realized net gain on securities available-for-sale	(14)	(13)
Accretion of discount on acquired loans	(1,040)	-
Amortization of deferred loan fees	(221)	(113)
Amortization of core deposit intangible asset	333	-
Stock compensation expense	29	12
Bank owned life insurance income	(214)	(152)
Depreciation and amortization of premises and equipment	416	256
Loss (gain) on sale of foreclosed assets	9	(12)
Deferred income tax (benefit)	478	(100)
(Increase) decrease in operating assets and
(Decrease) increase in operating liabilities:
Loans held-for-sale	(593)	-
Accrued interest receivable	99	99
Other assets	746	79
Accrued interest payable and other liabilities	(1,533)	58
Net cash from operating activities	3,524	3,026
Cash Flows From (Used For) Investing Activities:
Maturity of certificate of deposit	-	498
Activity in securities available-for-sale:
Sales	13,306	5,425
Maturities, payments, calls	7,564	12,918
Purchases	(12,173)	(6,946)
Loan principal originations, net	(19,015)	(26,542)
Proceeds from sale of foreclosed assets	304	999
Payment to Keystone shareholders	(7,274)	-
Purchases of premises and equipment	(868)	(855)
Sale (purchase) of restricted equity securities, net	62	(158)
Net cash used for investing activities	(18,094)	(14,661)
Cash Flows From (Used For) Financing Activities:
Net increase (decrease) in deposits	30,103	(2,667)
Net decrease in securities sold under agreements to repurchase	(2,186)	(1,055)
Proceeds from Federal Home Loan Bank advances	6,750	4,000
Repayment of Federal Home Loan Bank advances	(15,250)	-
Proceeds from issuance of note payable	7,500	-
Repayment of note payable	(536)	-
Proceeds from exercise of common stock options and warrants	2,457	-
Purchase of treasury stock	(28)	(195)
Sale of treasury stock	-	90
Cash dividends	(812)	(418)
Net cash from (used for) financing activities	27,998	(245)
Net Change In Cash And Cash Equivalents	13,428	(11,880)
Cash and Cash Equivalents At Beginning Of Period	31,002	25,369
Cash and Cash Equivalents At End Of Period	$44,430	$13,489

Supplemental Disclosures Of Cash Flows Information:
Cash Payments For:
Interest paid to depositors	$1,141	$595
Interest paid on borrowings	$169	$31
Income taxes	$1,200	$969

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

Preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying disclosures. These estimates are based on management’s best knowledge of current events and actions River may undertake in the future. Estimates are used in accounting for, among other items, the allowance for loan losses, foreclosed asset valuations, useful lives for depreciation and amortization, fair value of financial instruments, deferred taxes, and contingencies. Estimates that are particularly susceptible to significant change for River include the determination of the allowance for loan losses, investment securities impairment, assessment of deferred tax assets and liabilities, and business combination related fair value estimates, therefore are critical accounting policies. Management does not anticipate any material changes to estimates in the near term. Factors that may cause sensitivity to the aforementioned estimates include but are not limited to: external market factors such as market interest rates and employment rates, changes to operating policies and procedures, economic conditions in our markets, and changes in applicable banking regulations. Actual results may ultimately differ from estimates, although management does not generally believe such differences would materially affect the consolidated financial statements in any individual reporting period presented.

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

The reconciliation of the components of the basic and diluted earnings per share is as follows:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2016	2015	2016	2015
Net earnings available to common shareholders	$1,982	$861	$3,704	$1,819
Weighted average common shares outstanding	5,077,167	2,990,249	4,971,608	2,992,727
Dilutive effect of stock options	60,884	58,337	69,625	58,582
Dilutive effect of stock warrants	-	50,625	27,985	50,625
Diluted common shares	5,138,051	3,099,211	5,069,218	3,101,934
Basic earnings per common share	$0.39	$0.29	$0.75	$0.61
Diluted earnings per common share	$0.39	$0.28	$0.73	$0.59

Note 4 – Investment Securities

Securities available-for-sale at June 30, 2016 and December 31, 2015 are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2016:
Securities available-for-sale:
Residential mortgage-backed	$56,241	$435	$(58)	$56,618
U.S. govt. sponsored enterprises	19,537	269	(16)	19,790
State, county, and municipal	56,852	1,436	(92)	58,196
Corporate debt obligations	2,063	-	(38)	2,025
Totals	$134,693	$2,140	$(204)	$136,629

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2015:
Securities available-for-sale:
Residential mortgage-backed	$60,756	$224	$(295)	$60,685
U.S. govt. sponsored enterprises	22,985	114	(146)	22,953
State, county, and municipal	58,018	1,011	(6)	59,023
Corporate debt obligations	2,057	3	—	2,060
Totals	$143,816	$1,352	$(447)	$144,721

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

Details concerning investment securities with unrealized losses as of June 30, 2016 and December 31, 2015 are as follows:

	Less Than 12 Months		More Than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2016:
Securities available-for-sale:
Residential mortgage-backed	$9,347	$48	$1,484	$10	$10,831	$58
U.S. govt. sponsored enterprises	—	—	3,853	16	3,853	16
State, county & municipal	17,725	92	-	-	17,725	92
Corporate debt obligations	2,025	38	-	-	2,025	38
Totals	$29,097	$178	$5,337	$26	$34,434	$204

December 31, 2015:
Securities available-for-sale:
Residential mortgage-backed	$20,841	$110	$10,937	$185	$31,778	$295
U.S. govt. sponsored enterprises	9,489	13	4,820	133	14,309	146
State, county & municipal	-	-	557	6	557	6
Totals	$30,330	$123	$16,314	$324	$46,644	$447

As of June 30, 2016, management does not consider securities with unrealized losses to be other-than-temporarily impaired. The unrealized losses in each category have occurred as a result of changes in interest rates, market spreads and market conditions subsequent to purchase. River has the ability and intent to hold its securities for a period of time sufficient to allow for a recovery in fair value. There were no other-than-temporary impairments charged to earnings during the six months ended June 30, 2016 or 2015.  The Company owned a total of 78 securities with a net unrealized loss of $204 at June 30, 2016.

During the six months ended June 30, 2016, River sold investment securities for proceeds of $13,306 and realized gains of $14. During the six months ended June 30, 2015, investment securities were sold for proceeds of $5,425 and realized gains of $13.

The amortized cost and estimated fair value of securities available-for-sale at June 30, 2016, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities for residential mortgage backed securities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.  These securities are therefore not presented by maturity classification.

	Amortized Cost	Fair Value
	(In Thousands)
Securities available-for-sale
Less than 1 year	$6,146	$6,145
1 to 5 years	23,541	23,725
5 to 10 years	15,166	15,264
After 10 years	33,599	34,877
	78,452	80,011
Residential mortgage-backed securities	56,241	56,618
Totals	$134,693	$136,629

Note 5 – Loans, Allowance for Loan Losses and Credit Quality

Major classifications of loans at June 30, 2016 and December 31, 2015 are summarized as follows:

	June 30, 2016		December 31, 2015
	Amount	% of Total	Amount	% of Total
Residential real estate:
Closed-end 1-4 family - first lien	$110,274	22.3%	$111,476	23.4%
Closed-end 1-4 family - junior lien	4,838	1.0%	5,246	1.1%
Multi-family	17,475	3.5%	17,553	3.7%
Total residential real estate	132,587	26.8%	134,275	28.2%
Commercial real estate:
Nonfarm nonresidential	156,649	31.5%	149,597	31.5%
Farmland	14,245	2.9%	15,456	3.3%
Total commercial real estate	170,894	34.4%	165,053	34.8%
Construction and land development:
Residential	27,690	5.6%	21,302	4.5%
Other	38,162	7.7%	34,459	7.2%
Total construction and land development	65,852	13.3%	55,761	11.7%
Home equity lines of credit	33,289	6.7%	32,969	6.9%
Commercial loans:
Other commercial loans	75,642	15.3%	71,247	15.0%
Agricultural	919	0.2%	946	0.2%
State, county, and municipal loans	6,978	1.4%	7,414	1.6%
Total commercial loans	83,539	16.9%	79,607	16.8%
Consumer loans	20,168	4.1%	19,557	4.1%
Total gross loans	506,329	102.2%	487,222	102.5%
Allowance for loan losses	(4,121)	-0.8%	(3,827)	-0.8%
Net deferred loan fees and discounts	(6,933)	-1.4%	(7,951)	-1.7%
Net loans	$495,275	100.0%	$475,444	100.0%

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

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method for the periods indicated:

	Real Estate Mortgage Loans
			Construction	Home Equity
			and Land	Lines
Allowance for Loan Losses	Residential	Commercial	Development	Of Credit	Commercial	Consumer	Total
Balance - December 31, 2015	$368	$1,302	$569	$150	$1,250	$188	$3,827
Provision for loan losses	106	(282)	576	(23)	22	48	447
Loan charge-offs	—	—	—	(10)	(206)	(9)	(225)
Loan recoveries	—	—	7	20	38	7	72
Balance - June 30, 2016	$474	$1,020	$1,152	$137	$1,104	$234	$4,121

Ending balance:
Individually evaluated for impairment	$73	$333	$5	$—	$751	$—	$1,162
Collectively evaluated for impairment	$401	$687	$1,147	$137	$353	$234	$2,959
Total	$474	$1,020	$1,152	$137	$1,104	$234	$4,121

Loans:
Individually evaluated for impairment	$1,215	$4,937	$78	$100	$838	$—	$7,168
Collectively evaluated for impairment	$131,372	$165,957	$65,774	$33,189	$82,701	$20,168	$499,161
Total	$132,587	$170,894	$65,852	$33,289	$83,539	$20,168	$506,329

	Real Estate Mortgage Loans
			Construction	Home Equity
			and Land	Lines
Allowance for Loan Losses	Residential	Commercial	Development	Of Credit	Commercial	Consumer	Total
Balance - December 31, 2014	$304	$1,267	$627	$437	$652	$491	$3,778
Provision for loan losses	(28)	(18)	(173)	(1)	723	(225)	278
Loan charge-offs	—	—	—	(333)	(2)	(41)	(376)
Loan recoveries	—	—	188	—	28	24	240
Balance - June 30, 2015	$276	$1,249	$642	$103	$1,401	$249	$3,920

Ending balance:
Individually evaluated for impairment	$—	$594	$62	$—	$975	$—	$1,631
Collectively evaluated for impairment	$276	$655	$580	$103	$426	$249	$2,289
Total	$276	$1,249	$642	$103	$1,401	$249	$3,920

Loans:
Individually evaluated for impairment	$1,010	$3,180	$200	$—	$1,212	$—	$5,602
Collectively evaluated for impairment	$62,719	$107,789	$29,620	$18,017	$56,801	$11,432	$286,378
Total	$63,729	$110,969	$29,820	$18,017	$58,013	$11,432	$291,980

Among other loans the Bank individually evaluates for impairment all nonaccrual loans and troubled debt restructured loans.  A loan is considered impaired when, based on current events and circumstances it is probable that all amounts due according to the contractual terms of the loan will not be collected. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, at the loan’s observable market price, or the fair value of the collateral if the loan is collateral dependent. Management may also elect to apply an additional collective reserve to groups of impaired loans based on current economic or market factors. Interest payments received on impaired loans are generally applied as a reduction of the outstanding principal balance.

The following table presents impaired loans by class of loans as of June 30, 2016.

	Total	Impaired Loans	Impaired Loans
	Impaired	With No	With	Allowance for
Nonaccruing Impaired Loans	Loans	Allowance	Allowance	Loan Losses
Mortgage loans on real estate:
Residential	$301	$172	$129	$55
Commercial real estate	1,853	1,013	840	43
Construction and land development	—	—	—	—
Total mortgage loans on real estate	2,154	1,185	969	98
Equity lines of credit	—	—	—	—
Commercial loans	409	—	409	322
Consumer loans	—	—	—	—
Total Loans	$2,563	$1,185	$1,378	$420

	Total	Impaired Loans	Impaired Loans
	Impaired	With No	With	Allowance for
Accruing Impaired Loans	Loans	Allowance	Allowance	Loan Losses
Mortgage loans on real estate:
Residential	$914	$629	$285	$18
Commercial real estate	3,084	2,279	805	290
Construction and land development	78	—	78	5
Total mortgage loans on real estate	4,076	2,908	1,168	313
Equity lines of credit	100	100	—	—
Commercial loans	429	—	429	429
Consumer loans	—	—	—	—
Total Loans	$4,605	$3,008	$1,597	$742

	Total	Impaired Loans	Impaired Loans
	Impaired	With No	With	Allowance for
Total Impaired Loans	Loans	Allowance	Allowance	Loan Losses
Mortgage loans on real estate:
Residential	$1,215	$801	$414	$73
Commercial real estate	4,937	3,292	1,645	333
Construction and land development	78	—	78	5
Total mortgage loans on real estate	6,230	4,093	2,137	411
Equity lines of credit	100	100	—	—
Commercial loans	838	—	838	751
Consumer loans	—	—	—	—
Total Loans	$7,168	$4,193	$2,975	$1,162

The following table presents impaired loans by class of loans as of December 31, 2015.

		Impaired Loans	Impaired Loans
	Total Impaired	With No	With	Allowance for
Nonaccruing Impaired Loans	Loans	Allowance	Allowance	Loan Losses
Mortgage loans on real estate:
Residential	$375	$375	$-	$-
Commercial real estate	1,415	1,050	365	188
Construction and land development	—	—	—	—
Total mortgage loans on real estate	1,790	1,425	365	188
Equity lines of credit	—	—	—	—
Commercial loans	1,021	—	1,021	491
Consumer loans	—	—	—	—
Total Loans	$2,811	$1,425	$1,386	$679

		Impaired Loans	Impaired Loans
	Total Impaired	With No	With	Allowance for
Accruing Impaired Loans	Loans	Allowance	Allowance	Loan Losses
Mortgage loans on real estate:
Residential	$1,069	$1,069	$-	$-
Commercial real estate	827	—	827	304
Construction and land development	100	—	100	45
Total mortgage loans on real estate	1,996	1,069	927	349
Equity lines of credit	100	100	—	—
Commercial loans	422	—	422	285
Consumer loans	—	—	—	—
Total Loans	$2,518	$1,169	$1,349	$634

		Impaired Loans	Impaired Loans
	Total Impaired	With No	With	Allowance for
Total Impaired Loans	Loans	Allowance	Allowance	Loan Losses
Mortgage loans on real estate:
Residential	$1,444	$1,444	$-	$-
Commercial real estate	2,242	1,050	1,192	492
Construction and land development	100	—	100	45
Total mortgage loans on real estate	3,786	2,494	1,292	537
Equity lines of credit	100	100	—	—
Commercial loans	1,443	—	1,443	776
Consumer loans	—	—	—	—
Total Loans	$5,329	$2,594	$2,735	$1,313

The following table presents the average recorded investment in impaired loans and the interest income recognized on impaired loans in the six months ended June 30, 2016 and 2015 by loan category.

	Six Months Ended			Six Months Ended
	June 30, 2016			June 30, 2015
	Average	Ending		Average	Ending
	Recorded	Recorded	Interest	Recorded	Recorded	Interest
	Investment	Investment	Income	Investment	Investment	Income
Mortgage loans on real estate:
Residential real estate	$1,221	$1,215	$37	$1,144	$1,010	$21
Commercial real estate	4,035	4,937	71	2,641	3,180	57
Construction and land development	83	78	3	154	200	—
Total mortgage loans on real estate	5,339	6,230	111	3,939	4,390	78
Equity lines of credit	100	100	2	231	—	—
Commercial loans	1,137	838	13	1,231	1,212	4
Consumer loans	—	—	—	24	—	—
Total Loans	$6,576	$7,168	$126	$5,425	$5,602	$82

The following tables present the aging of loans and non-accrual loan balances as of June 30, 2016 and December 31, 2015, by class of loans.

	Accruing Loans
As of June 30, 2016	Current	30-89 Days Past Due	90+ Days Past Due	Nonaccrual Loans	Total Loans
Mortgage loans on real estate:
Residential	$130,102	$1,982	$55	$448	$132,587
Commercial real estate	168,366	675	—	1,853	170,894
Construction and land development	65,157	603	21	71	65,852
Total mortgage loans on real estate	363,625	3,260	76	2,372	369,333
Equity lines of credit	33,209	20	60	—	33,289
Commercial loans	82,964	151	—	424	83,539
Consumer loans	19,946	143	—	79	20,168
Total Loans	$499,744	$3,574	$136	$2,875	$506,329

	Accruing Loans
As of December 31, 2015	Current	30-89 Days Past Due	90+ Days Past Due	Nonaccrual Loans	Total Loans
Mortgage loans on real estate:
Residential	$131,608	$2,058	$129	$480	$134,275
Commercial real estate	163,638	—	—	1,415	165,053
Construction and land development	55,676	21	—	64	55,761
Total mortgage loans on real estate	350,922	2,079	129	1,959	355,089
Equity lines of credit	32,934	35	—	—	32,969
Commercial loans	78,282	249	17	1,059	79,607
Consumer loans	19,264	134	91	68	19,557
Total Loans	$481,402	$2,497	$237	$3,086	$487,222

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be Pass rated loans. As of June 30, 2016 and December 31, 2015, and based on the most recent analysis performed as of those dates, the risk category of loans by class of loans is as follows:

As of June 30, 2016	Pass	Special Mention	Substandard	Doubtful	Total
Mortgage loans on real estate:
Residential	$122,743	$6,433	$3,411	$-	$132,587
Commercial real estate	161,409	3,954	5,531	-	170,894
Construction and land development	64,413	690	749	-	65,852
Total mortgage loans on real estate	348,565	11,077	9,691	-	369,333
Equity lines of credit	33,010	155	124	-	33,289
Commercial loans	80,137	2,370	1,032	-	83,539
Consumer loans	19,691	267	210	-	20,168
Total Loans	$481,403	$13,869	$11,057	$-	$506,329

As of December 31, 2015	Pass	Special Mention	Substandard	Doubtful	Total
Mortgage loans on real estate:
Residential	$123,862	$6,765	$3,648	$-	$134,275
Commercial real estate	155,235	7,019	2,799	-	165,053
Construction and land development	54,083	845	833	-	55,761
Total mortgage loans on real estate	333,180	14,629	7,280	-	355,089
Equity lines of credit	32,740	104	125	-	32,969
Commercial loans	75,335	2,598	1,674	-	79,607
Consumer loans	18,924	428	205	-	19,557
Total Loans	$460,179	$17,759	$9,284	$-	$487,222

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

Loans – River Financial Corporation does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. When a loan is identified as individually impaired, management measures impairment using one of three methods, including collateral value, market value of similar debt, and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. As of  June 30, 2016 and December 31, 2015, impaired loans were evaluated based on the fair value of the collateral. Impaired loans for which an allowance is established based on the fair value of collateral, or loans that were charged down according to the fair value of collateral, require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price, River Financial Corporation records the impaired loan as nonrecurring Level 2. When the fair value is based on an appraised value, River Financial Corporation records the impaired loan as nonrecurring Level 3.

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

Assets and liabilities measured at fair value on a recurring basis - The only assets and liabilities measured at fair value on a recurring basis are our securities available-for-sale.  Information related to River’s assets and liabilities measured at fair value on a recurring basis at June 30, 2016 and December 31, 2015 is as follows:

	Fair Value Measurements At Reporting Date Using:
June 30, 2016	Fair Value	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Securities available-for-sale:
Residential mortgage -backed	$56,618	$—	$56,618	$—
U.S. government agencies	19,790	—	19,790	—
State, county, and municipal	58,196	—	58,196	—
Corporate obligations	2,025	—	1,373	652
Totals	$136,629	$—	$135,977	$652

	Fair Value Measurements At Reporting Date Using:
December 31, 2015	Fair Value	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Securities available-for-sale:
Residential mortgage -backed	$60,685	$—	$60,685	$—
U.S. government agencies	22,953	—	22,953	—
State, county, and municipal	59,023	—	59,023	—
Corporate obligations	2,060	—	1,408	652
Totals	$144,721	$—	$144,069	$652

Assets measured at fair value on a nonrecurring basis - River has assets that, under certain conditions, are subject to measurement at fair value on a non-recurring basis.  The following table presents the financial instruments carried on the balance sheet by caption and by level in the fair value hierarchy, for which a non-recurring change in fair value has been recorded as of June 30, 2016 and December 31, 2015:

	Fair Value Measurements At Reporting Date Using:
June 30, 2016	Fair Value	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$6,005	$—	$—	$6,005
Foreclosed assets	1,546	—	—	1,546
Totals	$7,551	$—	$—	$7,551

December 31, 2015	Fair Value	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$4,016	$—	$—	$4,016
Foreclosed assets	1,949	—	—	1,949
Totals	$5,965	$—	$—	$5,965

River has estimated the fair values of these assets using Level 3 inputs, specifically the appraised value of the collateral. Impaired loan balances represent those collateral dependent impaired loans where management has estimated the credit loss by comparing the loan’s carrying value against the expected realizable fair value of the impaired loan for the amount of the credit loss.

The estimated fair values, and related carrying or notional amounts, of River’s financial instruments as of June 30, 2016 and December 31, 2015 are as follows:

		Estimated Fair Value
June 30, 2016	Carrying Amount	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$44,430	$44,430	$—	$—
Certificates of Deposit	5,722	—	5,722	—
Securities Available for Sale	136,629	—	135,977	652
Loans held-for-sale	3,406	—	3,406	—
Restricted Equity Securities	836	—	—	836
Loans Receivable	495,275	—	500,036	—
Bank Owned Life Insurance	14,945	—	14,945	—
Financial Liabilities:
Deposits	640,502	—	635,457	—
Securities sold under agreements to repurchase	7,980	—	7,980	—
Federal Home Loan Bank advances	2,000	—	2,000	—
Note Payable	6,964	—	6,964	—

		Estimated Fair Value
December 31, 2015	Carrying Amount	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$31,002	$31,002	$—	$—
Certificates of Deposit	6,070	—	6,070	—
Securities Available for Sale	144,721	—	144,069	652
Loans held-for-sale	2,771	—	2,771	—
Restricted Equity Securities	1,270	—	—	1,270
Loans Receivable	475,444	—	475,892	—
Bank Owned Life Insurance	14,731	—	14,731	—
Financial Liabilities:
Deposits	610,399	—	599,988	—
Securities sold under agreements to repurchase	10,166	—	10,166	—
Federal Home Loan Bank advances	10,500	—	10,492	—

The estimated fair values of the standby letters of credit and loan commitments on which the committed interest rate is less than the current market rate are insignificant at June 30, 2016 and December 31, 2015.

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

In February 2015, the FASB issued ASU No. 2015-02, Amendments to the Consolidation Analysis. The amendment substantially changes the way that reporting entities are required to evaluate whether they should consolidate certain legal entities. All legal entities are subject to reevaluation under the new amendment. Specifically, the amendments modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities (VIEs) or voting interest entities, eliminate the presumption that a general partner should consolidate a limited partnership, and affect the consolidation analysis of reporting entities that are involved with VIEs. The amendments in this update will be effective for interim and annual periods beginning after December 15, 2015. Early adoption is permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The adoption of this ASU did not have a significant impact on the Company’s financial position or results of operations.

In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers—Deferral of the Effective Date. ASU 2015-14 defers the effective date of ASU 2014-09, Revenue from Contracts with Customers, which supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, by one year. ASU 2014-09 is based on the principle that revenue is recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. Under ASU 2015-14, ASU 2014-09 is now effective for annual periods beginning after December 15, 2017 and interim periods within those years. The Company is currently evaluating the effects of ASU 2014-09 on its financial statements and disclosures, if any.

In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. ASU 2015-16 simplifies the accounting for measurement-period adjustments in a business combination by requiring the acquirer to recognize adjustments to provisional amounts identified during the measurement period in the reporting period in which the adjustments are determined, thereby eliminating the requirement to retrospectively account for those adjustments. The acquirer is also required to record in the reporting period in which the adjustments are determined the effect on earnings of changes in depreciation, amortization and other items resulting from the change to the provisional amounts. ASU 2015-16 is effective for annual periods beginning after December 31, 2015, with early application permitted, and applies to adjustments to provisional amounts that occur after the effective date. The Company did adopt this ASU during the first quarter of 2016 and applied its provisions to the adjustments to goodwill during the quarter ended June 30, 2016 as discussed in Note 7.

In January 2016, the FASB issued ASU 2016-01 Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.  This will enhance the reporting model for financial instruments to provide users of financial statements with more decision-useful information.  The ASU addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments.  Some of the amendments include the following:  1) Require equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; 2)Simplify the impairment assessment of equity investment’s without readily determinable fair values by requiring a qualitative assessment to identify impairment; 3) Require public business entities to use exit price notion when measuring fair value of financial instruments for disclosure purposes; 4)Require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting in a change in the fair value of a liability resulting in a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value; among others.  For public business entities, the amendments of this ASU are effective fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  The Company is currently evaluating the impact this ASU will have on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842).  This will require lessees to recognize assets and liabilities that arise from leases on the balance sheet.  A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right of use asset representing its right to use the underlying asset for lease term.  The new guidance is effective for annual and interim reporting periods beginning after December 15, 2018.  The amendment should be applied at the beginning of the earliest period presented using a modified retrospective approach with earlier application permitted as of the beginning of an interim or annual reporting period.  The Company is currently evaluating the impact of the new guidance on its consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326):  Measurement of Credit Losses on Financial Instruments. The new guidance will apply to most financial assets measured at amortized cost and certain other instruments including loans, debt securities held to maturity, net investments in leases and off-balance-sheet credit exposures. The guidance will replace the current incurred loss accounting model that delays recognition of a loss until it is probable a loss has been incurred with an expected loss model that reflects expected credit losses based upon a broader range of estimates including consideration of past events, current conditions and supportable forecasts. The guidance also eliminates the current accounting model for purchased credit impaired loans and debt securities. For securities available for sale, credit losses are to be recognized as allowances rather than reductions in the amortized cost of the securities, which will require re-measurement of the related allowance at each reporting period. The guidance includes enhanced disclosure requirements intended to help financial statement users better understand estimates and judgments used in estimating credit losses. The guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. However, entities can apply these amendments as early as fiscal years beginning after December 15, 2018. The Company is evaluating the impact to its consolidated financial statements upon adoption.

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

Our Business

River is a bank holding company headquartered in Prattville, Alabama. We engage in the business of banking through our wholly-owned banking subsidiary, River Bank & Trust, which we may refer to as the “Bank,” or “River Bank.” Through the Bank, we provide a broad array of financial services to businesses, business owners, professionals, and consumers. As of June 30, 2016, we operated ten full-service banking offices in Alabama in the cities of Montgomery, Prattville, Millbrook, Wetumpka, Auburn, Opelika, Gadsden and Alexander City.

Overview of Second Quarter 2016 Results

Net income was $1,982 in the quarter ended June 30, 2016, compared with $861 in the quarter ended June 30, 2015. Several significant measures from the 2016 second quarter include:

•	Net interest margin (taxable equivalent) of 4.26%, compared with 3.74% for the second quarter of 2015.
•	Net interest income increase of $3,198 for the quarter ended June 30, 2016, representing an 86.2% rate of increase over the quarter ended June 30, 2015.
•	Annualized return on average assets for the quarter ended June 30, 2016 of 1.08% compared with 0.77% for the quarter ended June 30, 2015.
•	Annualized return on average equity for the quarter ended June 30, 2016 of 9.86% compared with 7.68 % for the quarter ended June 30, 2015.
•	Loan growth of $16,237 during the quarter, representing a 13.4% annualized growth rate.
•	Deposit growth of $27,361 during the quarter, representing a 17.8% annualized growth rate.
•	Stockholders’ equity growth of $2,307, representing a 11.6% annualized growth rate.
•	Book value per share of $16.06 at June 30, 2016, compared with $15.58 per share at December 31, 2015.
•	Tangible book value per share of $13.61 at June 30, 2016, compared with $13.05 at December 31, 2015.

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

Comparison of the Results of Operations for the three and six months ended June 30, 2016 and 2015

The following is a narrative discussion and analysis of significant changes in our results of operations for the three and six months ended June 30, 2016 compared to the three and six months ended June 30, 2015.

Net Income

During the three months ended June 30, 2016, our net income was $1,982, compared to $861 for the three months ended June 30, 2015, an increase of $1,121, or 130.2%. Our results of operations for the three months ended June 30, 2016 included the merger with Keystone Bancshares.

The primary reason for the increase in net income for the second quarter of 2016 as compared to the second quarter of 2015 was an increase in net interest income. During the three months ended June 30, 2016, net interest income was $6,909 compared to $3,711 for the three months ended June 30, 2015, an increase of $3,198, or 86.2%. This increase is a result of higher levels of loan volume and other earning assets from organic growth and the merger with Keystone. Total noninterest income for the second quarter of 2016 was $1,233 compared to $773 for the quarter ended June 30, 2015. This increase was primarily the result of the Keystone merger and an increase of $294 from mortgage operations. Total noninterest expense increased from $3,141 in the second quarter of 2015 to $5,080 in the second quarter of 2016. This increase also primarily resulted from the Keystone merger.

During the six months ended June 30, 2016, our net income was $3,704, compared to $1,819 for the six months ended June 30, 2015, an increase of $1,885, or 103.6%. Our results of operations for the six months ended June 30, 2016 included the merger with Keystone Bancshares.

The primary reason for the increase in net income for the first half of 2016 as compared to the first half of 2015 was an increase in net interest income. During the first half of 2016, net interest income was $13,530 compared to $7,338 in the first half of 2015, an increase of $6,192, or 84.4%. This increase is a result of higher levels of loan volume and other earning assets from organic growth and the merger with Keystone. Total noninterest income for the first half of 2016 was $2,245 compared to $1,499 in the first half of 2015. The increase was primarily a result of the Keystone merger and an increase of $426 from mortgage operations. Total noninterest expense in the first half of 2016 was $10,008 compared to $5,991 in the first half of 2015, an increase of $4,017, or 67.1%. This increase also primarily resulted from the Keystone merger.

Net Interest Income and Net Interest Margin Analysis

The largest component of our net income is net interest income – the difference between the income earned on interest earning assets and the interest paid on deposits and borrowed funds used to support assets. Net interest income divided by average interest earning assets represents RFC’s net interest margin. The major factors that affect net interest income and net interest margin are changes in volumes, the yield on interest earning assets and the cost of interest bearing liabilities. Our net interest margin can also be affected by economic conditions, the competitive environment, loan demand, and deposit flow. Management’s ability to respond to changes in these factors by using effective asset-liability management techniques is critical to maintaining the stability of the net interest margin and the primary source of earnings. This is discussed in greater detail under the heading “Interest Sensitivity and Market Risk”

Comparison of net interest income for the three months ended June 30, 2016 and 2015

The following table shows, for the three months ended June 30, 2016 and 2015, the average balances of each principal category of our earning assets and interest bearing liabilities and the average taxable equivalent yields on assets and average costs of liabilities. These yields and costs are calculated by dividing the income or expense by the average daily balance of the associated assets or liabilities.

	Three months Ended June 30, 2016			Three months Ended June 30, 2015
		Interest			Interest
	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Yield/Rate	Balance	Expense	Yield/Rate
Interest earning assets
Loans	$495,466	$6,805	5.52%	$285,244	$3,456	4.86%
Mortgage loans held for sale	3,942	5	0.51%	179	1	2.24%
Investment securities:
Taxable securities	82,422	374	1.83%	96,252	394	1.64%
Tax-exempt securities	55,902	405	2.91%	26,005	275	4.24%
Interest bearing balances in other banks	22,539	53	0.95%	1,928	5	1.04%
Federal funds sold	6,450	8	0.50%	196	-	0.00%
Total interest earning assets	$666,721	$7,650	4.61%	$409,804	$4,131	4.04%

Interest bearing liabilities
Interest bearing transaction accounts	$174,032	$108	0.25%	$116,307	$55	0.19%
Savings and money market accounts	178,434	164	0.37%	82,695	46	0.22%
Time deposits	137,399	234	0.68%	97,460	189	0.78%
Short-term debt	10,600	4	0.15%	7,986	6	0.30%
Federal Home Loan Bank advances	7,043	12	0.69%	6,711	11	0.66%
Note Payable	7,229	64	3.50%	-	-	0.00%
Total interest bearing liabilities	$514,737	$586	0.46%	$311,159	$307	0.40%
Noninterest-bearing funding of earning assets	151,984	-	0.00%	98,645	-	0.00%
Total cost of funding earning assets	$666,721	$586	0.35%	$409,804	$307	0.30%
Net interest rate spread			4.16%			3.65%
Net interest income/margin (taxable equivalent)		$7,064	4.26%		$3,824	3.74%
Tax equivalent adjustment		(155)			(113)
Net interest income/margin		$6,909	4.17%		$3,711	3.63%

The following table reflects, for the three months ended June 30, 2016 and 2015, the changes in our net interest income due to variances in the volume of interest earning assets and interest bearing liabilities and variances in the associated rates earned or paid on these assets and liabilities.

	Three Months Ended June 30, 2016 vs.
	Three Months Ended June 30, 2015
		Variance
		due to
	Volume	Yield/Rate	Total
Interest earning assets
Loans	$2,526	$823	$3,349
Mortgage loans held for sale	30	(26)	4
Investment securities:	—	—
Taxable securities	(57)	37	(20)
Tax-exempt securities	314	(184)	130
Interest bearing balances in other banks	48	—	48
Federal funds sold	8	—	8
Total interest earning assets	$2,869	$650	$3,519

Interest bearing liabilities
Interest bearing transaction accounts	$27	$26	$53
Savings and money market accounts	53	65	$118
Time deposits	78	(33)	$45
Short-term debt	2	(4)	$(2)
Federal Home Loan Bank advances	-	1	$1
Note Payable	64	-	$64
Total interest bearing liabilities	$224	$55	$279

Net interest income
Net interest income (taxable equivalent)	$2,645	$595	$3,240
Taxable equivalent adjustment	(98)	56	(42)
Net interest income	$2,547	$651	$3,198

Total interest income for the three months ended June 30, 2016 was $7,495 and total interest expense was $586, resulting in net interest income of $6,909 for the period. For the same period of 2015, total interest income was $4,018 and total interest expense was $307, resulting in net interest income of $3,711 for the period. This represents a 86.2% increase in net interest income when comparing the same period from 2016 and 2015. When comparing the variances related to interest income and interest expense for the three months ended June 30, 2016 and 2015, the increase and decrease, respectively, were attributed to the following: (1) the increases in interest income and interest expense related to increases in average volumes resulted primarily from the Keystone merger,  and (2) the increase in interest income on loans related to variance in the yield resulted primarily from the accretion of discount on the loans acquired in the Keystone merger which totaled $584 in the second quarter of 2016 with none in the second quarter of 2015.

Comparison of net interest income for the six months ended June 30, 2016 and 2015

The following table shows, for the six months ended June 30, 2016 and 2015, the average balances of each principal category of our earning assets and interest bearing liabilities and the average taxable equivalent yields on assets and average costs of liabilities. These yields and costs are calculated by dividing the income or expense by the average daily balance of the associated assets or liabilities.

	Six months Ended June 30, 2016			Six months Ended June 30, 2015
		Interest			Interest
	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Yield/Rate	Balance	Expense	Yield/Rate
Interest earning assets
Loans	$487,884	$13,304	5.48%	$277,721	$6,759	4.91%
Mortgage loans held for sale	3,145	7	0.45%	167	2	2.42%
Investment securities:
Taxable securities	85,831	791	1.85%	99,776	857	1.73%
Tax-exempt securities	55,941	809	2.91%	25,808	540	4.22%
Interest bearing balances in other banks	18,971	97	1.03%	2,097	10	0.96%
Federal funds sold	5,932	14	0.47%	702	1	0.29%
Total interest earning assets	$657,704	$15,022	4.59%	$406,271	$8,169	4.05%

Interest bearing liabilities
Interest bearing transaction accounts	$172,039	$215	0.25%	$116,307	$110	0.19%
Savings and money market accounts	177,105	326	0.37%	82,159	91	0.22%
Time deposits	138,248	474	0.69%	97,894	381	0.78%
Short-term debt	10,618	8	0.15%	8,175	10	0.25%
Federal Home Loan Bank advances	9,509	31	0.66%	6,356	21	0.67%
Note Payable	7,363	127	3.47%	-	-	0.00%
Total interest bearing liabilities	$514,882	$1,181	0.46%	$310,891	$613	0.40%
Noninterest-bearing funding of earning assets	142,822	-	0.00%	95,380	-	0.00%
Total cost of funding earning assets	$657,704	$1,181	0.36%	$406,271	$613	0.30%
Net interest rate spread			4.13%			3.66%
Net interest income/margin (taxable equivalent)		$13,841	4.23%		$7,556	3.75%
Tax equivalent adjustment		(311)			(218)
Net interest income/margin		$13,530	4.14%		$7,338	3.64%

The following table reflects, for the six months ended June 30, 2016 and 2015, the changes in our net interest income due to variances in the volume of interest earning assets and interest bearing liabilities and variances in the associated rates earned or paid on these assets and liabilities.

	Six Months Ended June 30, 2016 vs.
	Six Months Ended June 30, 2015
		Variance
		due to
	Volume	Yield/Rate	Total
Interest earning assets
Loans	$5,144	$1,401	$6,545
Mortgage loans held for sale	38	(33)	5
Investment securities:
Taxable securities	(117)	51	(66)
Tax-exempt securities	633	(364)	269
Interest bearing balances in other banks	77	10	87
Federal funds sold	7	6	13
Total interest earning assets	$5,782	$1,071	$6,853

Interest bearing liabilities
Interest bearing transaction accounts	$54	$51	$105
Savings and money market accounts	107	128	235
Time deposits	157	(64)	93
Short-term debt	3	(5)	(2)
Federal Home Loan Bank advances	11	(1)	10
Note Payable	127	-	127
Total interest bearing liabilities	$459	$109	$568

Net interest income
Net interest income (taxable equivalent)	$5,323	$962	$6,285
Taxable equivalent adjustment	(205)	112	(93)
Net interest income	$5,118	$1,074	$6,192

Total interest income for the six months ended June 30, 2016 was $14,711 and total interest expense was $1,181, resulting in net interest income of $13,530 for the period. For the same period of 2015, total interest income was $7,951 and total interest expense was $613, resulting in net interest income of $7,338 for the period. This represents an 84.4% increase in net interest income when comparing the same period from 2016 and 2015. When comparing the variances related to interest income and interest expense for the six months ended June 30, 2016 and 2015, the increase and decrease, respectively, were attributed to the following: (1) the increases in interest income and interest expense related to increases in average volumes resulted primarily from the Keystone merger,  and (2) the increase in interest income on loans related to variance in the yield resulted primarily from the accretion of discount on the loans acquired in the Keystone merger which totaled $1,040 in the six months ended June 30, 2016 with none in the six months ended June 30, 2015.

Provision for Loan Losses

The provision for loan losses represents a charge to earnings necessary to establish an allowance for loan losses that, in management’s evaluation, is adequate to provide coverage for estimated losses on outstanding loans and to provide for uncertainties in the economy. As a result of evaluating the allowance for loan losses at June 30, 2016, management recorded a provision of $215 in the second quarter of 2016 compared to a provision of $139 in the second quarter of 2015. The increase in the provision was primarily related to the increase in loans excluding the loans acquired in the Keystone merger. A provision of $447 was recorded in the six months ended June 30, 2016 compared to $278 in the six months ended June 30, 2015. The increase in the provision was primarily related to the increase in loans excluding the loans acquired in the Keystone merger.

The allowance for loan losses is increased by a provision for loan losses, which is a charge to earnings, and it is decreased by loan charge-offs and increased by recoveries on loans previously charged off. In determining the adequacy of the allowance for loan losses, we consider our historical loan loss experience, the general economic environment, our overall portfolio composition and other relevant information. As these factors change, the level of loan loss provision changes.  When individual loans are evaluated for impairment and impairment is deemed necessary, a specific allowance is required for the impaired portion of the loan amount.

Subsequent changes in the impairment amount will generally cause corresponding changes in the allowance related to the impaired loan and corresponding changes to the loan loss provision. As of June 30, 2016, the recorded allowance related to impaired loans was $1,162. As of June 30, 2015, the recorded allowance related to impaired loans was $1,631.

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

The following table sets forth the principal components of noninterest income for the periods indicated.

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2016	2015	2016	2015
Service charges and fees	$593	$486	$1,193	$940
Investment brokerage revenue	91	76	134	150
Mortgage operations	350	56	545	119
Bank owned life insurance income	108	76	214	152
Net gain on sale of investment securities	14	9	14	13
Other noninterest income	77	70	145	125
Total noninterest income	$1,233	$773	$2,245	$1,499

Noninterest income for the three months ended June 30, 2016 was $1,233 compared to $773 for the same period in 2015. The increases in service charges and fees, bank owned life insurance and other noninterest income were primarily related to the Keystone merger. The increase in mortgage operations revenue of $294 resulted from the Keystone merger and from an increase in the volume of mortgage loans originated for sale in the quarter ended June 30, 2016 as compared to the second quarter of 2015.

Noninterest income for the six months ended June 30, 2016 was $2,245 compared to $1,499 for the same period of 2015. The increases in service charges and fees, bank owned life insurance and other noninterest income were primarily related to the Keystone merger. The increase in mortgage operations revenue of $426 resulted from the Keystone merger and from an increase in the volume of mortgage loans originated for sale in the six months ended June 30, 2016 as compared to the six months ended June 30, 2015.

Noninterest Expense

Noninterest expenses consist primarily of salaries and employee benefits, building occupancy and equipment expenses, advertising and promotion expenses, data processing expenses, legal and professional services expense and miscellaneous other operating expenses.

The following table sets forth the principal components of noninterest expense for the periods indicated.

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2016	2015	2016	2015
Salaries and employee benefits	$2,651	$1,574	$5,199	$3,100
Occupancy expenses	363	221	714	439
Equipment rentals, depreciation, and maintenance	246	121	486	234
Telephone and Communications	62	36	124	67
Advertising and business development	92	122	204	245
Data processing	435	264	915	529
Foreclosed assets, net	49	68	99	104
Federal deposit insurance and other regulatory assessments	116	80	222	158
Legal and other professional services	214	281	428	364
Other operating expense	852	374	1,617	751
Total noninterest expense	$5,080	$3,141	$10,008	$5,991

Noninterest expense for the three months ended June 30, 2016 totaled $5,080 compared with $3,141 for the same period of 2015. The increase was primarily a result of the Keystone merger. Salaries and employee benefits increased $1,077, or 68.4%, to $2,651 in the second quarter of 2016 from $1,574 in the second quarter of 2015. The number of full-time equivalent employees increased from approximately 82 to approximately 122 as a result of the Keystone merger for an increase of approximately 48.8%. Occupancy expenses increased $142, or 64.3%, in the second quarter of 2016 as compared to the second quarter of 2015. The number of banking offices increased from six in the second quarter of 2015 to ten in the second quarter of 2016 as a result of the Keystone merger and the opening of a new branch office in Alexander City, Alabama and a new branch office in Millbrook, Alabama in 2016. Similarly, equipment rental, depreciation, and maintenance increased $125, or 103.3% from $121 in the second quarter of 2015 to $246 in the second quarter of 2016. Data processing expenses totaled $435 in the second quarter of 2016 compared to $264 in the second quarter of 2015 for an increase of $171, or 64.8%. In addition to increases resulting from the Keystone merger, the Company is preparing to convert to a new core processing system during 2016 and approximately $45 of the increase in data processing expense was related to the conversion preparation. Legal and professional fees decreased to $214 in the second quarter of 2016 from $281 in the second quarter of 2015 for a decrease of $67, or 23.8%. This decrease was related to reduced expenses for legal, accounting, and other professional services related to the Keystone merger that were recorded in the second quarter of 2015. Other operating expense increased $478, or 127.8%, from $374 in the second quarter of 2015 to $852 in the second quarter of 2016. The amortization of the core deposit intangible recognized at the time of the Keystone merger amounted to $163 in the second quarter of 2016 compared to none in the second quarter of 2015 and is included in other noninterest expense.

Noninterest expense for the six months ended June 30, 2016 totaled $10,008 compared with $5,991 for the same period of 2015. The increase was primarily a result of the Keystone merger. Salaries and employee benefits increased $2,099, or 67.7%, to $5,199 in the first half of 2016 from $3,100 in the first half of 2015. The number of full-time equivalent employees increased from approximately 82 to approximately 122 as a result of the Keystone merger for an increase of approximately 48.8%. Occupancy expenses increased $275, or 62.6%, in the first half of 2016 as compared to the first half of 2015. The number of banking offices increased from six at June 30, 2015 to ten in at June 30, 2016 as a result of the Keystone merger and the opening of a new branch office in Alexander City, Alabama and a new branch office in Millbrook, Alabama in 2016. Similarly, equipment rental, depreciation, and maintenance increased $252, or 107.7% from $234 in the first half of 2015 to $486 in the first half of 2016. Data processing expenses totaled $915 in the first half of 2016 compared to $529 in the first half of 2015 for an increase of $386, or 73.0%. In addition to increases resulting from the Keystone merger, the Company is preparing to convert to a new core processing system during 2016 and approximately $90 of the increase in data processing expense was related to the conversion preparation. Legal and professional fees increased from $364 in the first half of 2015 to $428 in the first half of 2016 for an increase of $64, or 17.6%. This increase was related to the Keystone merger. Other operating expense increased $866, or 115.3%, from $751 in the first half of 2015 to $1,617 in the first half of 2016. The amortization of the core deposit intangible recognized at the time of the Keystone merger amounted to $333 in the first half of 2016 compared to none in the first half of 2015 and is included in other noninterest expense.

Provision for Income Taxes

We recognized income tax expense of $865 for the three months ended June 30, 2016, compared to $343 for the three months ended June 30, 2015. The increase of $522, or 152.2%, resulted from the increase in net income before taxes of $1,643 in the second quarter of 2016 as compared to the second quarter of 2015. The effective tax rate for the three months ended June 30, 2016 was 30.4%

compared to 28.5% for the same period in 2015. The effective tax rate is affected by items of income that are not subject to federal and/or state taxation and by items of expense that are not deductible for federal and/or state income tax purposes.

We recognized income tax expense of $1,616 for the six months ended June 30, 2016, compared to $749 for the six months ended June 30, 2015. The increase of $867, or 115.8%, resulted from the increase in net income before taxes of $2,752 in the first half of 2016 as compared to the first half of 2015. The effective tax rate for the six months ended June 30, 2016 was 30.4% compared to 29.2% for the same period in 2015. The effective tax rate is affected by items of income that are not subject to federal and/or state taxation and by items of expense that are not deductible for federal and/or state income tax purposes.

Comparison of Financial Condition at June 30, 2016, and December 31, 2015

Overview

Our total assets increased $24,214, or 3.4%, from December 31, 2015 to June 30, 2016. Loans, net of deferred fees and discounts, increased $20,125, or 4.2%, from December 31, 2015 to June 30, 2016. Securities available-for-sale decreased by $8,092, or 5.6%, from December 31, 2015 to June 30, 2016 as net cash inflows from these securities were used to fund a portion of the growth in net loans. Cash and cash equivalents increased $13,428 or 43.3%. Total deposits increased $30,103, or 4.9%, with the growth occurring in mainly in noninterest-bearing deposits. Total stockholders’ equity increased $6,641, or 8.9%.

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

During the six months ended June 30, 2016, we purchased investment securities totaling $12,173 and sold investment securities with proceeds received of $13,320 including net realized gains of $14. The following tables summarize the amortized cost, gross unrealized gains, gross unrealized losses, and fair value of securities available-for-sale at June 30, 2016 and December 31, 2015.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2016:
Securities available-for-sale:
Residential mortgage-backed	$56,241	$435	$(58)	$56,618
U.S. govt. sponsored enterprises	19,537	269	(16)	19,790
State, county, and municipal	56,852	1,436	(92)	58,196
Corporate debt obligations	2,063	-	(38)	2,025
Totals	$134,693	$2,140	$(204)	$136,629

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2015:
Securities available-for-sale:
Residential mortgage-backed	$60,756	$224	$(295)	$60,685
U.S. govt. sponsored enterprises	22,985	114	(146)	22,953
State, county, and municipal	58,018	1,011	(6)	59,023
Corporate debt obligations	2,057	3	—	2,060
Totals	$143,816	$1,352	$(447)	$144,721

Loans

Loans are the largest category of interest earning assets and typically provide higher yields than other types of interest earning assets. Associated with the higher loan yields are the inherent credit and liquidity risks which management attempts to control and counterbalance. Total loans averaged $495,466 during the three months ended June 30, 2016, or 74.3% of average interest earning assets, as compared to $285,244, or 69.6% of average interest earning assets, for the three months ended June 30, 2015. At June 30, 2016, total loans, net of deferred loan fees, were $499,396, compared to $479,271 at December 31, 2015, an increase of $20,125, or 4.2%.

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

The following table provides a summary of the loan portfolio as of June 30, 2016, and December 31, 2015.

	June 30, 2016		December 31, 2015
	Amount	% of Total	Amount	% of Total
Residential real estate:
Closed-end 1-4 family - first lien	$110,274	22.3%	$111,476	23.4%
Closed-end 1-4 family - junior lien	4,838	1.0%	5,246	1.1%
Multi-family	17,475	3.5%	17,553	3.7%
Total residential real estate	132,587	26.8%	134,275	28.2%
Commercial real estate:
Nonfarm nonresidential	156,649	31.5%	149,597	31.5%
Farmland	14,245	2.9%	15,456	3.3%
Total commercial real estate	170,894	34.4%	165,053	34.8%
Construction and land development:
Residential	27,690	5.6%	21,302	4.5%
Other	38,162	7.7%	34,459	7.2%
Total construction and land development	65,852	13.3%	55,761	11.7%
Home equity lines of credit	33,289	6.7%	32,969	6.9%
Commercial loans:
Other commercial loans	75,642	15.3%	71,247	15.0%
Agricultural	919	0.2%	946	0.2%
State, county, and municipal loans	6,978	1.4%	7,414	1.6%
Total commercial loans	83,539	16.9%	79,607	16.8%
Consumer loans	20,168	4.1%	19,557	4.1%
Total gross loans	506,329	102.2%	487,222	102.5%
Allowance for loan losses	(4,121)	-0.8%	(3,827)	-0.8%
Net deferred loan fees and discounts	(6,933)	-1.4%	(7,951)	-1.7%
Net loans	$495,275	100.0%	$475,444	100.0%

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

Real estate loans are the largest component of our loan portfolio and include residential real estate loans, commercial real estate loans, construction and land development loans, and home equity lines of credit. At June 30, 2016, this category totaled $369,333, or 72.9% of total gross loans, compared to $355,089, or 72.9%, at December 31, 2015. Real estate loans increased $14,244, or 4.0%, during the period December 31, 2015 to June 30, 2016. Commercial loans increased $3,932, or 4.9% during the same period. Our management team and lending officers have a great deal of experience and expertise in real estate lending and commercial lending.

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

Management utilizes a review process for the loan portfolio to identify loans that are deemed to be impaired. A loan is considered impaired when it is probable that the Bank will be unable to collect the scheduled payments of principal and interest due under the contractual terms of the loan agreement or when the loan is deemed to be a troubled debt restructuring. For loans and loan relationships deemed to be impaired that are $100, or greater, management determines the estimated value of the underlying collateral, less estimated costs to acquire and sell the collateral, or the estimated net present value of the cash flows expected to be received on the loan or loan relationship. These amounts are compared to the current investment in the loan and a specific allowance for the deficiency, if any, is specifically included in the analysis of the allowance for loan losses. For loans and loan relationships less than $100 that are deemed to be impaired, management applies a general loss factor of 15% and includes that amount in the analysis of the allowance for loan losses rather than specifically measuring the impairment for each loan.

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

The following table presents a summary of changes in the allowance for loan losses for the periods indicated.

	As of and for the		As of and for the
	Three Months Ended:		Six Months Ended:
	June 30,	June 30,	June 30,	June 30,
	2016	2015	2016	2015
Allowance for loan losses at beginning of period	$4,071	$3,925	$3,827	$3,778
Charge-offs:
Mortgage loans on real estate:
Residential	—	—	—	—
Commercial real estate	—	—	—	—
Construction and land development	—	333	—	—
Total mortgage loans on real estate	—	333	—	—
Equity lines of credit	10	—	10	333
Commercial	181	2	206	2
Consumer	9	24	9	41
Total	200	359	225	376

Recoveries:
Mortgage loans on real estate:
Residential	—	—	—	—
Commercial real estate	—	—	—	—
Construction and land development	3	186	7	188
Total mortgage loans on real estate	3	186	7	188
Equity lines of credit	13	—	20	—
Commercial	15	16	38	28
Consumer	4	13	7	24
Total	35	215	72	240

Net Charge-offs (Recoveries)	165	144	153	136
Provision for loan losses	215	139	447	278
Allowance for loan losses at end of period	$4,121	$3,920	$4,121	$3,920

Total loans outstanding, net of deferred loan fees	499,396	291,455	499,396	291,455
Average loans outstanding, net of deferred loan fees	495,466	285,244	487,884	277,721
Allowance for loan losses to period end loans	0.83%	1.34%	0.83%	1.34%
Net charge-offs (recoveries) to average loans (annualized)	0.13%	0.20%	0.06%	0.10%

Allocation of the Allowance for Loan Losses

While no portion of the allowance for loans losses is in any way restricted to any individual loan or group of loans and the entire allowance is available to absorb losses from any and all loans, the following table represents management’s allocation of the allowance for loan losses to specific loan categories as of the dates indicated.

	June 30, 2016		December 31, 2015
		Percent of		Percent of
	Amount	Total	Amount	Total
Mortgage loans on real estate:
Residential	$474	11.5%	$368	9.6%
Commercial real estate	1,020	24.7%	1,302	34.0%
Construction and land development	1,152	28.0%	569	14.9%
Total mortgage loans on real estate	2,646	64.2%	2,239	58.5%
Equity lines of credit	137	3.3%	150	3.9%
Commercial	1,104	26.8%	1,250	32.7%
Consumer	234	5.7%	188	4.9%
Total	$4,121	100.0%	$3,827	100.0%

Nonperforming Assets

The following table presents our nonperforming assets as of the dates indicated:

	June 30,		December 31,
	2016	2015	2015
Nonaccrual loans	$2,875	$2,432	$3,086
Accruing loans past due 90 days or more	136	297	237
Total nonperforming loans	3,011	2,729	3,323
Foreclosed assets	1,546	1,453	1,949
Total nonperforming assets	$4,557	$4,182	$5,272

Allowance for loan losses to period end loans	0.83%	1.34%	0.80%
Allowance for loan losses to period end nonperforming loans	136.86%	143.64%	115.17%
Net charge-offs (recoveries) to average loans (annualized)	0.06%	0.10%	0.18%
Nonperforming assets to period end loans and foreclosed property	0.91%	1.43%	1.10%
Nonperforming loans to period end loans	0.60%	0.94%	0.69%

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

The following table details the composition of our deposit portfolio as of June 30, 2016, and December 31, 2015.

	June 30, 2016		December 31, 2015
		Percent of		Percent of
	Amount	Total	Amount	Total
Demand deposits, non-interest bearing	$145,493	22.7%	$124,345	20.4%
Demand deposits, interest bearing	178,958	28.0%	174,827	28.6%
Money market accounts	155,320	24.2%	149,664	24.5%
Savings deposits	22,458	3.5%	19,524	3.2%
Time certificates of $250 or more	31,870	5.0%	30,929	5.1%
Other time certificates	106,403	16.6%	111,110	18.2%
Totals	$640,502	100.0%	$610,399	100.0%

Total deposits were $640,502 at June 30, 2016, and increase of $30,103 from December 31, 2105 with the increase resulting mainly in the balances of demand deposits. We have aggressively managed interest rates on deposits and maintained an emphasis on increasing the number and volume of accounts other than time certificates of deposit to lower the cost of funding for the Bank during the previous few years as general interest rates have remained low with many at historical lows. This strategy led to the decrease in time certificates of deposit during the period from December 31, 2015 to June 30, 2016 of $3,766.

The following table presents the Bank’s time certificates of deposits by various maturities as of June 30, 2016.

	All Time Deposits	Time Deposits $100 or more	Time Deposits less than $100
Three months or less	$29,743	$18,673	$11,070
Greater than three months through six months	24,196	14,425	9,771
Greater than six months through one year	44,689	30,057	14,632
Greater than one year through three years	31,153	19,111	12,042
Greater than three years	8,492	5,216	3,276
Total	$138,273	$87,482	$50,791

Other Funding Sources

We supplement our deposit funding with wholesale funding when needed for balance sheet planning and management or when the terms are attractive and will not disrupt our offering rates in our markets. A source we have used for wholesale funding is the Federal Home Loan Bank of Atlanta (FHLB). We had FHLB borrowings of $2,000 at June 30, 2016 and $10,500 at December 31, 2015 drawn on a line of credit. The line of credit with the FHLB is secured by pledges of various loans in our loan portfolio. At June 30, 2016, the FHLB line of credit remaining available was $68,736 and at December 31, 2015 it was $54,002. We also have lines of credit for federal funds borrowings with other banks that totaled $28,500 at June 30, 2016 and $31,500 at December 31, 2015. Furthermore, we have pledged certain loans to the Federal Reserve Bank (FRB) to secure a line of credit. At June 30, 2016, the FRB line of credit available was $48,094 and at December 31, 2015, the FRB line of credit available was $36,995. We have never drawn on the FRB line of credit and consider it a contingency line of credit to be used only for emergency liquidity management.

River borrowed $7,500 on January 4, 2016 and used the proceeds to fund the cash payments made to Keystone shareholders according to the merger agreement. The loan matures on December 31, 2022. The interest rate is floating and is equal to the Wall Street Journal Prime Rate. Quarterly principal payments of $268 plus accrued interest are due on March 31, June 30, September 30, and December 31 of each year.

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

Cash and cash equivalents at June 30, 2016 and December 31, 2015, were $44,430 and $31,002, respectively. Based on recorded cash and cash equivalents, management believes River Financial Corporation’s liquidity resources were sufficient at June 30, 2016 to fund loans and meet other cash needs as necessary.

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

Financial instruments whose contract amount represents credit risk at June 30, 2016 and December 31, 2015 were as follows in (thousands):

	June 30, 2016	December 31, 2015
Commitments to extend credit	$110,259	$101,238
Stand-by and performance letters of credit	2,550	2,935
Total	$112,809	$104,173

Contractual Obligations

While our liquidity monitoring and management considers both present and future demands for and sources of liquidity, the following table of contractual commitments focuses only on future obligations as of June 30, 2016.

		Due after 1	Due after 3
	Due in 1	through	through	Due after
	year or less	3 years	5 years	5 years	Total
Federal Home Loan Bank advances	$2,000	$—	$—	$—	$2,000
Certificates of deposit of less than $250	72,787	26,057	7,325	234	106,403
Certificates of deposit of $250 or more	25,839	5,097	934	—	31,870
Securities sold under agreements to repurchase	7,980	—	—	—	7,980
Note payable	1,071	2,142	2,142	1,609	6,964
Operating leases	507	948	942	1,271	3,668
Total contractual obligations	$110,184	$34,244	$11,343	$3,114	$158,885

Capital Position and Dividends

At June 30, 2016 and December 31, 2015, total stockholders’ equity was $81,565 and $74,924, respectively. The increase of $6,641 resulted mainly from retained earnings and incentive stock options and stock warrants exercised during the six months ended June 30, 2016. A total of $2,457 was received and a total of 269,594 shares were issued for the exercise of incentive stock options and stock warrants. Retained earnings for the first six months of 2016 amounted to $2,892. The ratio of stockholders’ equity to total assets was 10.92% and 10.43% at June 30, 2016 and December 31, 2015, respectively.

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

Management believes, as of June 30, 2016, that the Bank meets all capital adequacy requirements to which it is subject. The following table presents the Bank’s capital amounts and ratios as of June 30, 2016 with the required minimum levels for capital adequacy purposes including the phase in of the capital conservation buffer under Basel III and minimum levels to be well capitalized (as defined) under the regulatory prompt corrective action regulations.

As of June 30, 2016:
					To Be Well Capitalized
			Required For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (To Risk-Weighted Assets)	$77,857	13.82%	$48,590	>= 8.625%	$56,336	>= 10.00%
Common Equity Tier 1 Capital (To Risk-weighted Assets)	73,734	13.08%	28,890	>= 5.125%	36,642	>= 6.50%
Tier 1 Capital (To Risk-Weighted Assets)	73,734	13.08%	37,346	>= 6.625%	45,097	>= 8.00%
Tier 1 Capital (To Average Assets)	73,734	10.24%	28,802	>= 4.00%	36,003	>= 5.00%

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

River Financial Corporation’s principal source of funds for dividend payments and debt service is dividends received from River Bank & Trust. There are statutory limitations on the payment of dividends by River Bank & Trust to River Financial Corporation. As of June 30, 2016, the maximum amount the Bank could dividend to River Financial Corporation without prior regulatory authority approval was approximately $9,844. In addition to dividend restrictions, federal statutes prohibit unsecured loans from banks to bank holding companies.

During the six months ending June 30, 2016 there were 108,000 incentive stock options issued with a weighted average exercise price of $16 per share. During the same period, there were 288,625 incentive stock options and warrants exercised at a weighted average exercise price of $9.59 per share. A total of 277,375 incentive stock options and warrants were outstanding as of June 30, 2016 with a weighted average exercise price of $13.96 per share and a weighted average remaining life of 6.6 years.

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

The following table illustrates our interest rate sensitivity at June 30, 2016, assuming the relevant assets and liabilities are collected and paid, respectively, based upon historical experience rather than their stated maturities.

	0-1 Mos	1-3 Mos	3-12 Mos	1-2 Yrs	2-3 Yrs	>3 Yrs	Total
Interest earning assets
Loans	$101,911	$22,953	$89,580	$80,812	$63,883	$140,257	$499,396
Securities	1,236	8,775	13,749	23,485	23,155	66,229	136,629
Certificates of deposit in banks	958	256	—	995	249	3,264	5,722
Cash balances in banks	25,013	—	—	—	—	—	25,013
Federal funds sold	3,826	—	—	—	—	—	3,826
Total interest earning assets	$132,944	$31,984	$103,329	$105,292	$87,287	$209,750	$670,586

Interest bearing liabilities
Interest bearing transaction accounts	$74,076	$3,556	$15,999	$21,332	$21,332	$42,663	$178,958
Savings and money market accounts	100,638	3,156	14,202	18,937	18,936	21,909	177,778
Time deposits	8,911	20,176	68,853	24,818	5,888	9,627	138,273
Securities sold under repurchase agreements	7,980	—	—	—	—	—	7,980
Federal Home Loan Bank advances	—	—	2,000	—	—	—	2,000
Long term borrowings	—	268	804	1,072	1,072	3,748	6,964
Total interest bearing liabilities	$191,605	$27,156	$101,858	$66,159	$47,228	$77,947	$511,953

Interest sensitive gap
Period gap	$(58,661)	$4,828	$1,471	$39,133	$40,059	$131,803	$158,633
Cumulative gap	$(58,661)	$(53,833)	$(52,362)	$(13,229)	$26,830	$158,633
Cumulative gap - Rate Sensitive Assets/ Rate Sensitive Liabilities	-8.7%	-8.0%	-7.8%	-2.0%	4.0%	23.7%

The Bank generally benefits from increasing market interest rates when it has an asset-sensitive gap (a positive number) and generally benefits from decreasing market interest rates when it is liability sensitive (a negative number). As shown in the table above, the Bank is liability sensitive on a cumulative basis throughout the one year time frame. The interest sensitivity analysis presents only a static view of the timing and repricing opportunities, without taking into consideration that changes in interest rates do not affect all assets and liabilities equally. For example, rates paid on a substantial portion of core deposits may change contractually within a relatively short time frame, but those are viewed by management as significantly less interest sensitive than market-based rates such as those paid on non-core deposits. For this and other reasons, management relies more upon the simulations analysis (as noted above) in managing interest rate risk. Net interest income may be impacted by other significant factors in a given interest rate environment, including changes in volume and mix of interest earning assets and interest bearing liabilities.

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

	Impact on net interest income
	As of	As of
	June 30, 2016	December 31, 2015
Change in prevailing rates:
+ 400 basis points	-4.45%	-0.87%
+ 300 basis points	-3.14%	-0.49%
+ 200 basis points	-2.52%	-0.81%
+ 100 basis points	-1.65%	-0.79%
+ 0 basis points	—	—
- 100 basis points	0.37%	0.16%
- 200 basis points	-1.25%	-3.10%
- 300 basis points	-2.18%	-4.56%
- 400 basis points	-2.74%	-5.50%

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

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the six months ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

RIVER FTNANCIAL CORPORATION

Date: August 15, 2016	By:	/s/ James M. Stubbs
James M. Stubbs
Chief Executive Officer (principal executive officer)

Date: August 15, 2016	By:	/s/ Kenneth H. Givens
Kenneth H. Givens
Chief Financial Officer