Form 10-Q
period 2016-09-30
River Financial Corp
filed 2016-11-15
CIK 1641601

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of October 1, 2016, the registrant had 5,072,001 shares of common stock, $1.00 par value per share, outstanding.

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

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

RIVER FINANCIAL CORPORATION

Consolidated Statements of Financial Condition

(in thousands except share data)

	September 30, 2016	December 31, 2015
	Unaudited	Audited
Assets
Cash and due from banks	$14,669	$12,415
Interest-bearing deposits in banks	14,172	18,580
Federal funds sold	2,301	7
Cash and cash equivalents	31,142	31,002

Certificates of deposit in banks	5,463	6,070
Securities available-for-sale	171,717	144,721
Loans held for sale	6,045	2,771
Loans, net of deferred fees and discounts	499,813	479,271
Less allowance for loan losses	(4,289)	(3,827)
Net loans	495,524	475,444
Premises and equipment, net	21,128	20,553
Accrued interest receivable	2,109	2,234
Bank owned life insurance	15,054	14,731
Foreclosed assets	1,184	1,949
Deferred income taxes	1,601	2,445
Core deposit intangible	2,272	2,763
Goodwill	10,050	9,410
Other assets	3,313	3,941
Total assets	$766,602	$718,034
Liabilities and Shareholders' Equity
Noninterest-bearing deposits	$155,328	$124,345
Interest-bearing deposits	506,006	486,054
Total deposits	661,334	610,399
Securities sold under agreements to repurchase	10,053	10,166
Federal Home Loan Bank advances	2,000	10,500
Note payable	6,696	-
Payable to Keystone shareholders	-	7,274
Accrued interest payable and other liabilities	3,015	4,771
Total liabilities	683,098	643,110
Common stock ($1 par value; 10,000,000 shares authorized; 5,090,901 and 4,876,104 shares issued; 5,072,001 and 4,809,594 shares outstanding, respectively)	5,091	4,876
Additional paid in capital	64,639	62,493
Retained earnings	13,049	7,941
Accumulated other comprehensive income	1,051	571
Treasury stock at cost (18,900 and 66,510 shares, respectively)	(326)	(957)
Total stockholders' equity	83,504	74,924
Total liabilities and stockholders' equity	$766,602	$718,034

The accompanying notes are an integral part of these financial statements.

RIVER FINANCIAL CORPORATION

Unaudited Consolidated Statements of Income

(in thousands except per share data)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Interest income:
Loans, including fees	$7,016	$3,609	$20,283	$10,333
Taxable securities	432	338	1,222	1,195
Nontaxable securities	279	184	822	543
Federal funds sold	15	1	29	2
Other interest income	49	2	147	12
Total interest income	7,791	4,134	22,503	12,085
Interest expense:
Deposits	521	291	1,537	873
Short term borrowings	4	3	11	14
Federal Home Loan Bank advances	5	11	35	31
Note payable	62	-	190	-
Total interest expense	592	305	1,773	918
Net interest income	7,199	3,829	20,730	11,167
Provision for loan losses	215	139	662	417
Net interest income after provision for loan losses	6,984	3,690	20,068	10,750
Noninterest income:
Service charges and fees	633	467	1,826	1,407
Investment brokerage revenue	48	25	182	175
Mortgage operations	437	55	982	173
Bank owned life insurance income	109	77	323	229
Net gain on sale of investment securities	-	11	14	24
Other noninterest income	112	83	257	208
Total noninterest income	1,339	718	3,584	2,216
Noninterest expense:
Salaries and employee benefits	2,876	1,568	8,089	4,668
Occupancy expenses	387	240	1,134	679
Equipment rentals, depreciation, and maintenance	111	124	580	358
Advertising and business development	70	126	274	371
Data processing	410	307	1,325	836
Foreclosed assets, net	(76)	15	23	119
Federal deposit insurance and other regulatory assessments	113	79	335	237
Legal and other professional services	196	173	624	537
Other operating expense	1,006	477	2,718	1,294
Total noninterest expense	5,093	3,109	15,102	9,099
Income before income taxes	3,230	1,299	8,550	3,867
Provision for income taxes	1,014	375	2,630	1,124
Net income	$2,216	$924	$5,920	$2,743

Basic net earnings per common share	$0.44	$0.31	$1.18	$0.92
Diluted net earnings per common share	$0.43	$0.30	$1.17	$0.88
Dividends per common share	$-	$-	$0.16	$0.14

The accompanying notes are an integral part of these financial statements.

RIVER FINANCIAL CORPORATION

Unaudited Consolidated Statements of Comprehensive Income

(in thousands)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net income	$2,216	$924	$5,920	$2,743
Other comprehensive income (loss), net of tax:
Investment securities available-for-sale:
Net unrealized gains (losses)	(270)	749	774	77
Reclassification adjustments for net gains realized in net income	-	(11)	(14)	(24)
Income tax effect	101	(288)	(280)	(21)
Other comprehensive income (loss)	(169)	450	480	32
Comprehensive income	$2,047	$1,374	$6,400	$2,775

The accompanying notes are an integral part of these financial statements.

RIVER FINANCIAL CORPORATION

Unaudited Consolidated Statements of Changes in Stockholders' Equity

(in thousands except share and per share data)

				Accumulated
		Additional		Other		Total
	Common	Paid In	Retained	Comprehensive	Treasury	Stockholders'
	Stock	Capital	Earnings	Income	Stock	Equity
Balance at December 31, 2015	$4,876	$62,493	$7,941	$571	$(957)	$74,924
Net income	—	—	5,920	—	—	5,920
Other comprehensive income	—	—	—	480	—	480
Issuance of common stock (8,013 shares)	8	123	—	—	—	131
Exercise of stock options and warrants (206,784 shares)	207	1,342	—	—	957	2,506
Purchase of treasury stock (20,525 shares)	—	—	—	—	(354)	(354)
Sale of treasury shares (1,625 shares)	—	(2)	—	—	28	26
Dividends declared ($0.16 per share)	—	—	(812)	—	—	(812)
Purchase accounting adjustment - Keystone merger	—	640	—	—	—	640
Stock compensation expense	—	43	—	—	—	43
Balance at September 30, 2016	$5,091	$64,639	$13,049	$1,051	$(326)	$83,504

The accompanying notes are an integral part of these financial statements.

RIVER FINANCIAL CORPORATION

Unaudited Consolidated Statements of Cash Flows

(in thousands)

	For the Nine Months
	Ended September 30,
	2016	2015
Cash Flows From (Used For) Operating Activities:
Net Income	$5,920	$2,743
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	662	417
Provision for losses on foreclosed assets	135	138
Amortization of securities available-for-sale	1,251	1,050
Accretion of securities available-for-sale	(24)	(2)
Realized net gain on securities available-for-sale	(14)	(24)
Accretion of discount on acquired loans	(1,744)	-
Amortization of deferred loan fees	(790)	(184)
Amortization of core deposit intangible asset	491	-
Stock compensation expense	43	17
Bank owned life insurance income	(323)	(229)
Depreciation and amortization of premises and equipment	630	388
Loss (gain) on sale of foreclosed assets	(133)	(55)
Deferred income tax (benefit)	563	(167)
(Increase) decrease in operating assets and
(Decrease) increase in operating liabilities:
Loans held-for-sale	(3,232)	-
Accrued interest receivable	125	137
Other assets	237	(223)
Accrued interest payable and other liabilities	(1,591)	396
Net cash from operating activities	2,206	4,402
Cash Flows From (Used For) Investing Activities:
Maturity of certificate of deposit	-	1,992
Activity in securities available-for-sale:
Sales	10,115	11,748
Maturities, payments, calls	18,391	21,957
Purchases	(55,347)	(6,946)
Loan principal originations, net	(18,501)	(40,057)
Proceeds from sale of foreclosed assets	1,055	1,239
Payment to Keystone shareholders	(7,274)	-
Purchases of premises and equipment	(1,204)	(1,665)
Sale (purchase) of restricted equity securities, net	349	11
Net cash used for investing activities	(52,416)	(11,721)
Cash Flows From (Used For) Financing Activities:
Net increase (decrease) in deposits	50,770	11,044
Net decrease in securities sold under agreements to repurchase	(113)	1,078
Proceeds from Federal Home Loan Bank advances	6,750	-
Repayment of Federal Home Loan Bank advances	(15,250)	-
Proceeds from issuance of note payable	7,500	-
Repayment of note payable	(804)	-
Proceeds from issuance of common stock	131	-
Proceeds from exercise of common stock options and warrants	2,506	51
Purchase of treasury stock	(354)	(339)
Sale of treasury stock	26	90
Cash dividends	(812)	(419)
Net cash from (used for) financing activities	50,350	11,505
Net Change In Cash And Cash Equivalents	140	4,186
Cash and Cash Equivalents At Beginning Of Period	31,002	25,369
Cash and Cash Equivalents At End Of Period	$31,142	$29,555

Supplemental Disclosures Of Cash Flows Information:
Cash Payments For:
Interest paid to depositors	$1,727	$885
Interest paid on borrowings	$237	$45
Income taxes	$1,825	$1,395

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly River Financial Corporation’s consolidated statements of financial position, statements of income, statements of comprehensive income, statements of stockholders’ equity and statements of cash flows for the periods presented, and all such adjustments are of a normal recurring nature. All material intercompany transactions are eliminated. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the entire year.

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

Preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying disclosures. These estimates are based on management’s best knowledge of current events and actions River may undertake in the future. Estimates are used in accounting for, among other items, the allowance for loan losses, foreclosed asset valuations, useful lives for depreciation and amortization, fair value of financial instruments, deferred taxes, and contingencies. Estimates that are particularly susceptible to significant change for River include the determination of the allowance for loan losses, investment securities impairment, assessment of deferred tax assets and liabilities, and business combination related fair value estimates, and therefore are critical accounting policies. Management does not anticipate any material changes to estimates in the near term. Factors that may cause sensitivity to the aforementioned estimates include but are not limited to: external market factors such as market interest rates and employment rates, changes to operating policies and procedures, economic conditions in our markets, and changes in applicable banking regulations. Actual results may ultimately differ from estimates, although management does not generally believe such differences would materially affect the consolidated financial statements in any individual reporting period presented.

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

The reconciliation of the components of the basic and diluted earnings per share is as follows:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2016	2015	2016	2015
Net earnings available to common shareholders	$2,216	$924	$5,920	$2,743
Weighted average common shares outstanding	5,078,186	2,990,738	5,007,394	2,992,056
Dilutive effect of stock options	36,069	58,569	56,315	58,753
Dilutive effect of stock warrants	3,351	50,625	3,204	50,625
Diluted common shares	5,117,606	3,099,932	5,066,913	3,101,434
Basic earnings per common share	$0.44	$0.31	$1.18	$0.92
Diluted earnings per common share	$0.43	$0.30	$1.17	$0.88

Note 4 – Investment Securities

Securities available-for-sale at September 30, 2016 and December 31, 2015 are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2016:
Securities available-for-sale:
Residential mortgage-backed	$94,236	$571	$(309)	$94,498
U.S. govt. sponsored enterprises	16,310	261	(13)	16,558
State, county, and municipal	57,439	1,280	(112)	58,607
Corporate debt obligations	2,066	8	(20)	2,054
Totals	$170,051	$2,120	$(454)	$171,717

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2015:
Securities available-for-sale:
Residential mortgage-backed	$60,756	$224	$(295)	$60,685
U.S. govt. sponsored enterprises	22,985	114	(146)	22,953
State, county, and municipal	58,018	1,011	(6)	59,023
Corporate debt obligations	2,057	3	—	2,060
Totals	$143,816	$1,352	$(447)	$144,721

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

Details concerning investment securities with unrealized losses as of September 30, 2016 and December 31, 2015 are as follows:

	Less Than 12 Months		More Than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2016:
Securities available-for-sale:
Residential mortgage-backed	$46,665	$295	$1,367	$14	$48,032	$309
U.S. govt. sponsored enterprises	—	—	1,514	13	1,514	13
State, county & municipal	17,556	112	-	-	17,556	112
Corporate debt obligations	1,230	20	-	-	1,230	20
Totals	$65,451	$427	$2,881	$27	$68,332	$454

December 31, 2015:
Securities available-for-sale:
Residential mortgage-backed	$20,841	$110	$10,937	$185	$31,778	$295
U.S. govt. sponsored enterprises	9,489	13	4,820	133	14,309	146
State, county & municipal	-	-	557	6	557	6
Totals	$30,330	$123	$16,314	$324	$46,644	$447

As of September 30, 2016, management does not consider securities with unrealized losses to be other-than-temporarily impaired. The unrealized losses in each category have occurred as a result of changes in interest rates, market spreads and market conditions subsequent to purchase. River has the ability and intent to hold its securities for a period of time sufficient to allow for a recovery in fair value. There were no other-than-temporary impairments charged to earnings during the nine months ended September 30, 2016 or 2015.  The Company owned a total of 81 securities with a net unrealized loss of $454 at September 30, 2016. As of September 30, 2016 and December 31, 2015 the Company had pledged securities of $42,598 and $35,563 respectively.

During the nine months ended September 30, 2016, River sold investment securities for proceeds of $10,115 and realized gains of $14. During the nine months ended September 30, 2015, investment securities were sold for proceeds of $11,748 and realized gains of $24.

The amortized cost and estimated fair value of securities available-for-sale at September 30, 2016, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities for residential mortgage backed securities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.  These securities are therefore not presented by maturity classification.

	Amortized Cost	Fair Value
	(In Thousands)
Securities available-for-sale
Less than 1 year	$4,057	$4,056
1 to 5 years	22,875	23,066
5 to 10 years	14,194	14,293
After 10 years	34,689	35,804
	75,815	77,219
Residential mortgage-backed securities	94,236	94,498
Totals	$170,051	$171,717

Note 5 – Loans, Allowance for Loan Losses and Credit Quality

Major classifications of loans at September 30, 2016 and December 31, 2015 are summarized as follows:

	September 30, 2016		December 31, 2015
	Amount	% of Total	Amount	% of Total
Residential real estate:
Closed-end 1-4 family - first lien	$109,213	22.0%	$111,476	23.4%
Closed-end 1-4 family - junior lien	5,079	1.0%	5,246	1.1%
Multi-family	17,119	3.5%	17,553	3.7%
Total residential real estate	131,411	26.5%	134,275	28.2%
Commercial real estate:
Nonfarm nonresidential	155,836	31.5%	149,597	31.5%
Farmland	13,017	2.6%	15,456	3.3%
Total commercial real estate	168,853	34.1%	165,053	34.8%
Construction and land development:
Residential	21,872	4.4%	21,302	4.5%
Other	39,465	8.0%	34,459	7.2%
Total construction and land development	61,337	12.4%	55,761	11.7%
Home equity lines of credit	32,500	6.6%	32,969	6.9%
Commercial loans:
Other commercial loans	81,739	16.5%	71,247	15.0%
Agricultural	899	0.2%	946	0.2%
State, county, and municipal loans	8,340	1.7%	7,414	1.6%
Total commercial loans	90,978	18.4%	79,607	16.8%
Consumer loans	20,972	4.2%	19,557	4.1%
Total gross loans	506,051	102.2%	487,222	102.5%
Allowance for loan losses	(4,289)	-0.9%	(3,827)	-0.8%
Net deferred loan fees and discounts	(6,238)	-1.3%	(7,951)	-1.7%
Net loans	$495,524	100.0%	$475,444	100.0%

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

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method for the periods indicated:

	Real Estate Mortgage Loans
			Construction	Home Equity
			and Land	Lines
Allowance for Loan Losses	Residential	Commercial	Development	Of Credit	Commercial	Consumer	Total
Balance - December 31, 2015	$368	$1,302	$569	$150	$1,250	$188	$3,827
Provision for loan losses	206	(21)	233	23	154	67	662
Loan charge-offs	—	(15)	—	(10)	(241)	(36)	(302)
Loan recoveries	5	—	10	16	52	19	102
Balance - September 30, 2016	$579	$1,266	$812	$179	$1,215	$238	$4,289

Ending balance:
Individually evaluated for impairment	$54	$403	$—	$—	$732	$—	$1,189
Collectively evaluated for impairment	$525	$863	$812	$179	$483	$238	$3,100
Total	$579	$1,266	$812	$179	$1,215	$238	$4,289

Loans:
Individually evaluated for impairment	$1,030	$4,093	$50	$100	$816	$—	$6,089
Collectively evaluated for impairment	$130,381	$164,760	$61,287	$32,400	$90,162	$20,972	$499,962
Total	$131,411	$168,853	$61,337	$32,500	$90,978	$20,972	$506,051

	Real Estate Mortgage Loans
			Construction	Home Equity
			and Land	Lines
Allowance for Loan Losses	Residential	Commercial	Development	Of Credit	Commercial	Consumer	Total
Balance - December 31, 2014	$304	$1,267	$627	$437	$652	$491	$3,778
Provision for loan losses	24	260	(267)	48	604	(252)	417
Loan charge-offs	—	—	—	(333)	(10)	(77)	(420)
Loan recoveries	—	—	189	7	36	30	262
Balance - September 30, 2015	$328	$1,527	$549	$159	$1,282	$192	$4,037

Ending balance:
Individually evaluated for impairment	$—	$758	$32	$—	$814	$—	$1,604
Collectively evaluated for impairment	$328	$769	$517	$159	$468	$192	$2,433
Total	$328	$1,527	$549	$159	$1,282	$192	$4,037

Loans:
Individually evaluated for impairment	$1,155	$3,162	$87	$100	$1,476	$—	$5,980
Collectively evaluated for impairment	$64,490	$107,335	$33,089	$18,181	$65,575	$10,493	$299,163
Total	$65,645	$110,497	$33,176	$18,281	$67,051	$10,493	$305,143

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

The following table presents impaired loans by class of loans as of September 30, 2016.

	Total	Impaired Loans	Impaired Loans
	Impaired	With No	With	Allowance for
Nonaccruing Impaired Loans	Loans	Allowance	Allowance	Loan Losses
Mortgage loans on real estate:
Residential	$128	$-	$128	$54
Commercial real estate	1,540	706	834	38
Construction and land development	—	—	—	—
Total mortgage loans on real estate	1,668	706	962	92
Equity lines of credit	—	—	—	—
Commercial loans	408	—	408	321
Consumer loans	—	—	—	—
Total Loans	$2,076	$706	$1,370	$413

	Total	Impaired Loans	Impaired Loans
	Impaired	With No	With	Allowance for
Accruing Impaired Loans	Loans	Allowance	Allowance	Loan Losses
Mortgage loans on real estate:
Residential	$902	$902	$-	$-
Commercial real estate	2,553	-	2,553	365
Construction and land development	50	50	—	—
Total mortgage loans on real estate	3,505	952	2,553	365
Equity lines of credit	100	100	—	—
Commercial loans	408	—	408	411
Consumer loans	—	—	—	—
Total Loans	$4,013	$1,052	$2,961	$776

	Total	Impaired Loans	Impaired Loans
	Impaired	With No	With	Allowance for
Total Impaired Loans	Loans	Allowance	Allowance	Loan Losses
Mortgage loans on real estate:
Residential	$1,030	$902	$128	$54
Commercial real estate	4,093	706	3,387	403
Construction and land development	50	50	—	—
Total mortgage loans on real estate	5,173	1,658	3,515	457
Equity lines of credit	100	100	—	—
Commercial loans	816	—	816	732
Consumer loans	—	—	—	—
Total Loans	$6,089	$1,758	$4,331	$1,189

The following table presents impaired loans by class of loans as of December 31, 2015.

		Impaired Loans	Impaired Loans
	Total Impaired	With No	With	Allowance for
Nonaccruing Impaired Loans	Loans	Allowance	Allowance	Loan Losses
Mortgage loans on real estate:
Residential	$375	$375	$-	$-
Commercial real estate	1,415	1,050	365	188
Construction and land development	—	—	—	—
Total mortgage loans on real estate	1,790	1,425	365	188
Equity lines of credit	—	—	—	—
Commercial loans	1,021	—	1,021	491
Consumer loans	—	—	—	—
Total Loans	$2,811	$1,425	$1,386	$679

		Impaired Loans	Impaired Loans
	Total Impaired	With No	With	Allowance for
Accruing Impaired Loans	Loans	Allowance	Allowance	Loan Losses
Mortgage loans on real estate:
Residential	$1,069	$1,069	$-	$-
Commercial real estate	827	—	827	304
Construction and land development	100	—	100	45
Total mortgage loans on real estate	1,996	1,069	927	349
Equity lines of credit	100	100	—	—
Commercial loans	422	—	422	285
Consumer loans	—	—	—	—
Total Loans	$2,518	$1,169	$1,349	$634

		Impaired Loans	Impaired Loans
	Total Impaired	With No	With	Allowance for
Total Impaired Loans	Loans	Allowance	Allowance	Loan Losses
Mortgage loans on real estate:
Residential	$1,444	$1,444	$-	$-
Commercial real estate	2,242	1,050	1,192	492
Construction and land development	100	—	100	45
Total mortgage loans on real estate	3,786	2,494	1,292	537
Equity lines of credit	100	100	—	—
Commercial loans	1,443	—	1,443	776
Consumer loans	—	—	—	—
Total Loans	$5,329	$2,594	$2,735	$1,313

The following table presents the average recorded investment in impaired loans and the interest income recognized on impaired loans in the nine months ended September 30, 2016 and 2015 by loan category.

	Nine Months Ended			Nine Months Ended
	September 30, 2016			September 30, 2015
	Average	Ending		Average	Ending
	Recorded	Recorded	Interest	Recorded	Recorded	Interest
	Investment	Investment	Income	Investment	Investment	Income
Mortgage loans on real estate:
Residential real estate	$1,173	$1,030	$61	$1,100	$1,155	$55
Commercial real estate	4,049	4,093	106	2,764	3,162	58
Construction and land development	75	50	4	120	87	4
Total mortgage loans on real estate	5,297	5,173	171	3,984	4,404	117
Equity lines of credit	100	100	4	192	100	4
Commercial loans	1,057	816	18	1,288	1,476	13
Consumer loans	—	—	—	—	—	—
Total Loans	$6,454	$6,089	$193	$5,464	$5,980	$134

The following tables present the aging of loans and non-accrual loan balances as of September 30, 2016 and December 31, 2015, by class of loans.

	Accruing Loans
As of September 30, 2016	Current	30-89 Days Past Due	90+ Days Past Due	Nonaccrual Loans	Total Loans
Mortgage loans on real estate:
Residential	$129,021	$1,613	$506	$271	$131,411
Commercial real estate	166,123	1,190	—	1,540	168,853
Construction and land development	60,952	342	-	43	61,337
Total mortgage loans on real estate	356,096	3,145	506	1,854	361,601
Equity lines of credit	32,115	25	300	60	32,500
Commercial loans	89,907	505	145	421	90,978
Consumer loans	20,643	232	12	85	20,972
Total Loans	$498,761	$3,907	$963	$2,420	$506,051

	Accruing Loans
As of December 31, 2015	Current	30-89 Days Past Due	90+ Days Past Due	Nonaccrual Loans	Total Loans
Mortgage loans on real estate:
Residential	$131,608	$2,058	$129	$480	$134,275
Commercial real estate	163,638	—	—	1,415	165,053
Construction and land development	55,676	21	—	64	55,761
Total mortgage loans on real estate	350,922	2,079	129	1,959	355,089
Equity lines of credit	32,934	35	—	—	32,969
Commercial loans	78,282	249	17	1,059	79,607
Consumer loans	19,264	134	91	68	19,557
Total Loans	$481,402	$2,497	$237	$3,086	$487,222

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be Pass rated loans. As of September 30, 2016 and December 31, 2015, and based on the most recent analysis performed as of those dates, the risk category of loans by class of loans is as follows:

As of June 30, 2016	Pass	Special Mention	Substandard	Doubtful	Total
Mortgage loans on real estate:
Residential	$121,850	$6,344	$3,217	$-	$131,411
Commercial real estate	159,893	4,277	4,683	-	168,853
Construction and land development	59,965	639	647	86	61,337
Total mortgage loans on real estate	341,708	11,260	8,547	86	361,601
Equity lines of credit	32,206	110	184	-	32,500
Commercial loans	87,840	2,205	912	21	90,978
Consumer loans	20,552	233	187	-	20,972
Total Loans	$482,306	$13,808	$9,830	$107	$506,051

As of December 31, 2015	Pass	Special Mention	Substandard	Doubtful	Total
Mortgage loans on real estate:
Residential	$123,862	$6,765	$3,648	$-	$134,275
Commercial real estate	155,235	7,019	2,799	-	165,053
Construction and land development	54,083	845	833	-	55,761
Total mortgage loans on real estate	333,180	14,629	7,280	-	355,089
Equity lines of credit	32,740	104	125	-	32,969
Commercial loans	75,335	2,598	1,674	-	79,607
Consumer loans	18,924	428	205	-	19,557
Total Loans	$460,179	$17,759	$9,284	$-	$487,222

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

Loans – River Financial Corporation does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. When a loan is identified as individually impaired, management measures impairment using one of three methods, including collateral value, market value of similar debt, and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. As of  September 30, 2016 and December 31, 2015, impaired loans were evaluated based on the fair value of the collateral. Impaired loans for which an allowance is established based on the fair value of collateral, or loans that were charged down according to the fair value of collateral, require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price, River Financial Corporation records the impaired loan as nonrecurring Level 2. When the fair value is based on an appraised value, River Financial Corporation records the impaired loan as nonrecurring Level 3.

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

Assets and liabilities measured at fair value on a recurring basis - The only assets and liabilities measured at fair value on a recurring basis are our securities available-for-sale.  Information related to River’s assets and liabilities measured at fair value on a recurring basis at September 30, 2016 and December 31, 2015 is as follows:

	Fair Value Measurements At Reporting Date Using:
September 30, 2016	Fair Value	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Securities available-for-sale:
Residential mortgage -backed	$94,498	$—	$94,498	$—
U.S. government sponsored enterprises	16,558	—	16,558	—
State, county, and municipal	58,607	—	58,607	—
Corporate obligations	2,054	—	1,402	652
Totals	$171,717	$—	$171,065	$652

	Fair Value Measurements At Reporting Date Using:
December 31, 2015	Fair Value	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Securities available-for-sale:
Residential mortgage -backed	$60,685	$—	$60,685	$—
U.S. government sponsored enterprises	22,953	—	22,953	—
State, county, and municipal	59,023	—	59,023	—
Corporate obligations	2,060	—	1,408	652
Totals	$144,721	$—	$144,069	$652

Assets measured at fair value on a nonrecurring basis - River has assets that, under certain conditions, are subject to measurement at fair value on a non-recurring basis.  The following table presents the financial instruments carried on the statement of financial position by caption and by level in the fair value hierarchy, for which a non-recurring change in fair value has been recorded as of September 30, 2016 and December 31, 2015:

	Fair Value Measurements At Reporting Date Using:
September 30, 2016	Fair Value	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$4,900	$—	$—	$4,900
Foreclosed assets	1,184	—	—	1,184
Totals	$6,084	$—	$—	$6,084

December 31, 2015	Fair Value	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$4,016	$—	$—	$4,016
Foreclosed assets	1,949	—	—	1,949
Totals	$5,965	$—	$—	$5,965

River has estimated the fair values of these assets using Level 3 inputs, specifically the appraised value of the collateral. Impaired loan balances represent those collateral dependent impaired loans where management has estimated the credit loss by comparing the loan’s carrying value against the expected realizable fair value of the impaired loan for the amount of the credit loss.

The estimated fair values, and related carrying or notional amounts, of River’s financial instruments as of September 30, 2016 and December 31, 2015 are as follows:

		Estimated Fair Value
September 30, 2016	Carrying Amount	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$31,142	$31,142	$—	$—
Certificates of Deposit	5,463	—	5,463	—
Securities Available for Sale	171,717	—	171,065	652
Loans held-for-sale	6,045	—	6,045	—
Restricted Equity Securities	921	—	—	921
Loans Receivable	495,524	—	503,979	—
Bank Owned Life Insurance	15,054	—	15,054	—
Financial Liabilities:
Deposits	661,334	—	653,446	—
Securities sold under agreements to repurchase	10,053	—	10,053	—
Federal Home Loan Bank advances	2,000	—	2,000	—
Note Payable	6,696	—	6,696	—

		Estimated Fair Value
December 31, 2015	Carrying Amount	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$31,002	$31,002	$—	$—
Certificates of Deposit	6,070	—	6,070	—
Securities Available for Sale	144,721	—	144,069	652
Loans held-for-sale	2,771	—	2,771	—
Restricted Equity Securities	1,270	—	—	1,270
Loans Receivable	475,444	—	475,892	—
Bank Owned Life Insurance	14,731	—	14,731	—
Financial Liabilities:
Deposits	610,399	—	599,988	—
Securities sold under agreements to repurchase	10,166	—	10,166	—
Federal Home Loan Bank advances	10,500	—	10,492	—
Note Payable	—	—	—	—

The estimated fair values of the standby letters of credit and loan commitments on which the committed interest rate is less than the current market rate are insignificant at September 30, 2016 and December 31, 2015.

River assumes interest rate risk (the risk that general interest rate levels will change) as a result of its normal operations.  As a result, the fair values of River’s financial instruments will change when interest rate levels change and that change may be either favorable or unfavorable to River. Management attempts to match maturities of assets and liabilities to the extent believed necessary to minimize interest rate risk.  However, borrowers with fixed-rate obligations are less likely to prepay in a rising rate environment and more likely to prepay in a falling rate environment. Conversely, depositors who are receiving fixed-rates are more likely to withdraw funds before maturity in a rising rate environment and less likely to do so in a falling-rate environment.  Management monitors rates and maturities of assets and liabilities, and attempts to minimize interest rate risk by adjusting terms of new loans and deposits and by investing in securities with terms that mitigate the Company’s overall interest rate risk.

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

In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. ASU 2015-16 simplifies the accounting for measurement-period adjustments in a business combination by requiring the acquirer to recognize adjustments to provisional amounts identified during the measurement period in the reporting period in which the adjustments are determined, thereby eliminating the requirement to retrospectively account for those adjustments. The acquirer is also required to record in the reporting period in which the adjustments are determined the effect on earnings of changes in depreciation, amortization and other items resulting from the change to the provisional amounts. ASU 2015-16 is effective for annual periods beginning after December 31, 2015, with early application permitted, and applies to adjustments to provisional amounts that occur after the effective date. The Company did adopt this ASU during the first quarter of 2016 and applied its provisions to the adjustments to goodwill during the first quarter of 2016 as discussed in Note 7.

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

Our Business

River is a bank holding company headquartered in Prattville, Alabama. We engage in the business of banking through our wholly-owned banking subsidiary, River Bank & Trust, which we may refer to as the “Bank,” or “River Bank.” Through the Bank, we provide a broad array of financial services to businesses, business owners, professionals, and consumers. As of September 30, 2016, we operated ten full-service banking offices in Alabama in the cities of Montgomery, Prattville, Millbrook, Wetumpka, Auburn, Opelika, Gadsden and Alexander City.

Overview of Third Quarter 2016 Results

Net income was $2,216 in the quarter ended September 30, 2016, compared with $924 in the quarter ended September 30, 2015. Several significant measures from the 2016 third quarter include:

•	Net interest margin (taxable equivalent) of 4.29%, compared with 3.87% for the third quarter of 2015.
•	Net interest income increase of $3,370 for the quarter ended September 30, 2016, representing an 88.0% rate of increase over the quarter ended September 30, 2015.
•	Annualized return on average assets for the quarter ended September 30, 2016 of 1.17% compared with 0.81% for the quarter ended September 30, 2015.
•	Annualized return on average equity for the quarter ended September 30, 2016 of 10.72% compared with 8.11 % for the quarter ended September 30, 2015.
•	Loan growth of $417 during the quarter, representing a 0.3% annualized growth rate.
•	Deposit growth of $20,832 during the quarter, representing a 12.9% annualized growth rate.
•	Stockholders’ equity growth of $1,939, representing a 9.5% annualized growth rate.
•	Book value per share of $16.46 at September 30, 2016, compared with $15.58 per share at December 31, 2015.
•	Tangible book value per share of $14.03 at September 30, 2016, compared with $13.05 at December 31, 2015.

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

Investment Securities Impairment

We assess, on a quarterly basis, whether there have been any events or economic circumstances to indicate that a security on which there is an unrealized loss is impaired on an other-than-temporary basis. In such instance, we would consider many factors, including the severity and duration of the impairment, our intent and ability to hold the security for a period of time sufficient for a recovery in value, recent events specific to the issuer or industry, and for debt securities, external credit ratings and recent downgrades. Securities on which there is an unrealized loss that is deemed to be other-than-temporary are written down to fair value through current earnings.

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

Comparison of the Results of Operations for the three and nine months ended September 30, 2016 and 2015

The following is a narrative discussion and analysis of significant changes in our results of operations for the three and nine months ended September 30, 2016 compared to the three and nine months ended September 30, 2015.

Net Income

During the three months ended September 30, 2016, our net income was $2,216, compared to $924 for the three months ended September 30, 2015, an increase of $1,292, or 139.8%. Our results of operations for the three months ended September 30, 2016 included the merger with Keystone Bancshares.

The primary reason for the increase in net income for the third quarter of 2016 as compared to the third quarter of 2015 was an increase in net interest income. During the three months ended September 30, 2016, net interest income was $7,199 compared to $3,829 for the three months ended September 30, 2015, an increase of $3,370, or 88.0%. This increase is a result of higher levels of loan volume and other earning assets from organic growth and the merger with Keystone. Total noninterest income for the third quarter of 2016 was $1,339 compared to $718 for the quarter ended September 30, 2015. This increase was primarily the result of the Keystone merger and an increase of $382 from mortgage operations. Total noninterest expense increased from $3,109 in the third quarter of 2015 to $5,093 in the third quarter of 2016. This increase also primarily resulted from the Keystone merger.

During the nine months ended September 30, 2016, our net income was $5,920, compared to $2,743 for the nine months ended September 30, 2015, an increase of $3,177, or 115.8%. Our results of operations for the nine months ended September 30, 2016 included the merger with Keystone Bancshares.

The primary reason for the increase in net income for the nine months ended September 30, 2016 as compared to the same period of 2015 was an increase in net interest income. During this period in 2016, net interest income was $20,730 compared to $11,167 for the same period in 2015, an increase of $9,563, or 85.6%. This increase is a result of higher levels of loan volume and other earning assets from organic growth and the merger with Keystone. Total noninterest income for the first nine months of 2016 was $3,584 compared to $2,216 in the first nine months of 2015. The increase was primarily a result of the Keystone merger and an increase of $809 from mortgage operations. Total noninterest expense in the first nine months of 2016 was $15,102 compared to $9,099 in the first nine months of 2015, an increase of $6,003, or 66.0%. This increase also primarily resulted from the Keystone merger.

Net Interest Income and Net Interest Margin Analysis

The largest component of our net income is net interest income – the difference between the income earned on interest earning assets and the interest paid on deposits and borrowed funds used to support assets. Net interest income divided by average interest earning assets represents RFC’s net interest margin. The major factors that affect net interest income and net interest margin are changes in volumes, the yield on interest earning assets and the cost of interest bearing liabilities. Our net interest margin can also be affected by economic conditions, the competitive environment, loan demand, and deposit flow. Management’s ability to respond to changes in these factors by using effective asset-liability management techniques is critical to maintaining the stability of the net interest margin and the primary source of earnings. This is discussed in greater detail under the heading “Interest Sensitivity and Market Risk”

Comparison of net interest income for the three months ended September 30, 2016 and 2015

The following table shows, for the three months ended September 30, 2016 and 2015, the average balances of each principal category of our earning assets and interest bearing liabilities and the average taxable equivalent yields on assets and average costs of liabilities. These yields and costs are calculated by dividing the income or expense by the average daily balance of the associated assets or liabilities.

	Three months Ended September 30, 2016			Three months Ended September 30, 2015
		Interest			Interest
	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Yield/Rate	Balance	Expense	Yield/Rate
Interest earning assets
Loans	$497,869	$7,015	5.59%	$295,666	$3,630	4.87%
Mortgage loans held for sale	4,949	29	2.29%	222	2	3.57%
Investment securities:
Taxable securities	93,843	432	1.83%	80,502	338	1.67%
Tax-exempt securities	56,175	429	3.03%	26,092	280	4.26%
Interest bearing balances in other banks	28,128	49	0.69%	809	2	0.98%
Federal funds sold	10,104	15	0.57%	1,385	1	0.29%
Total interest earning assets	$691,068	$7,969	4.57%	$404,676	$4,253	4.17%

Interest bearing liabilities
Interest bearing transaction accounts	$180,757	$118	0.26%	$116,582	$56	0.19%
Savings and money market accounts	182,533	163	0.36%	86,873	49	0.22%
Time deposits	138,544	240	0.70%	94,765	186	0.78%
Short-term debt	9,178	4	0.16%	9,218	3	0.13%
Federal Home Loan Bank advances	2,000	5	0.93%	6,602	11	0.66%
Note Payable	6,830	62	3.60%	-	-	0.00%
Total interest bearing liabilities	$519,842	$592	0.46%	$314,040	$305	0.39%
Noninterest-bearing funding of earning assets	171,225	-	0.00%	90,636	-	0.00%
Total cost of funding earning assets	$691,067	$592	0.34%	$404,676	$305	0.30%
Net interest rate spread			4.12%			3.78%
Net interest income/margin (taxable equivalent)		$7,377	4.29%		$3,948	3.87%
Tax equivalent adjustment		(178)			(119)
Net interest income/margin		$7,199	4.19%		$3,829	3.75%

The following table reflects, for the three months ended September 30, 2016 and 2015, the changes in our net interest income due to variances in the volume of interest earning assets and interest bearing liabilities and variances in the associated rates earned or paid on these assets and liabilities.

	Three Months Ended September 30, 2016 vs.
	Three Months Ended September 30, 2015
		Variance
		due to
	Volume	Yield/Rate	Total
Interest earning assets
Loans	$2,492	$893	$3,385
Mortgage loans held for sale	42	(15)	27
Investment securities:	—	—
Taxable securities	56	38	94
Tax-exempt securities	321	(172)	149
Interest bearing balances in other banks	67	(20)	47
Federal funds sold	7	7	14
Total interest earning assets	$2,985	$731	$3,716

Interest bearing liabilities
Interest bearing transaction accounts	$30	$32	$62
Savings and money market accounts	52	62	$114
Time deposits	82	(28)	$54
Short-term debt	-	1	$1
Federal Home Loan Bank advances	(7)	1	$(6)
Note Payable	62	-	$62
Total interest bearing liabilities	$219	$68	$287

Net interest income
Net interest income (taxable equivalent)	$2,766	$663	$3,429
Taxable equivalent adjustment	(114)	55	(59)
Net interest income	$2,652	$718	$3,370

Total interest income for the three months ended September 30, 2016 was $7,791 and total interest expense was $592, resulting in net interest income of $7,199 for the period. For the same period of 2015, total interest income was $4,134 and total interest expense was $305, resulting in net interest income of $3,829 for the period. This represents an 88.0% increase in net interest income when comparing the same period from 2016 and 2015. When comparing the variances related to interest income and interest expense for the three months ended September 30, 2016 and 2015, the increase and decrease, respectively, were attributed to the following: (1) the increases in interest income and interest expense related to increases in average volumes resulted primarily from the Keystone merger,  and (2) the increase in interest income on loans related to variance in the yield resulted primarily from the accretion of discount on the loans acquired in the Keystone merger which totaled $703 in the third quarter of 2016 with none in the third quarter of 2015.

Comparison of net interest income for the nine months ended September 30, 2016 and 2015

The following table shows, for the nine months ended September 30, 2016 and 2015, the average balances of each principal category of our earning assets and interest bearing liabilities and the average taxable equivalent yields on assets and average costs of liabilities. These yields and costs are calculated by dividing the income or expense by the average daily balance of the associated assets or liabilities.

	Nine months ended September 30, 2016			Nine months ended September 30, 2015
		Interest			Interest
	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Yield/Rate	Balance	Expense	Yield/Rate
Interest earning assets
Loans	$490,008	$20,260	5.52%	$283,702	$10,376	4.89%
Mortgage loans held for sale	3,598	106	3.94%	185	4	2.89%
Investment securities:
Taxable securities	87,518	1,222	1.87%	93,352	1,195	1.71%
Tax-exempt securities	53,238	1,304	3.27%	25,903	819	4.23%
Interest bearing balances in other banks	22,025	147	0.89%	1,668	12	0.96%
Federal funds sold	7,061	29	0.55%	930	2	0.29%
Total interest earning assets	$663,448	$23,068	4.64%	$405,740	$12,408	4.09%

Interest bearing liabilities
Interest bearing transaction accounts	$175,709	$333	0.25%	$116,482	$167	0.19%
Savings and money market accounts	178,770	489	0.37%	83,909	140	0.22%
Time deposits	138,347	715	0.69%	96,851	566	0.78%
Short-term debt	9,743	11	0.15%	8,523	14	0.22%
Federal Home Loan Bank advances	6,310	35	0.74%	6,438	31	0.64%
Note Payable	7,232	190	3.51%	-	-	0.00%
Total interest bearing liabilities	$516,111	$1,773	0.46%	$312,203	$918	0.39%
Noninterest-bearing funding of earning assets	147,337	-	0.00%	93,537	-	0.00%
Total cost of funding earning assets	$663,448	$1,773	0.36%	$405,740	$918	0.30%
Net interest rate spread			4.19%			3.70%
Net interest income/margin (taxable equivalent)		$21,295	4.29%		$11,490	3.79%
Tax equivalent adjustment		(565)			(323)
Net interest income/margin		$20,730	4.17%		$11,167	3.68%

The following table reflects, for the nine months ended September 30, 2016 and 2015, the changes in our net interest income due to variances in the volume of interest earning assets and interest bearing liabilities and variances in the associated rates earned or paid on these assets and liabilities.

	Nine Months Ended September 30, 2016 vs.
	Nine Months Ended September 30, 2015
		Variance
		due to
	Volume	Yield/Rate	Total
Interest earning assets
Loans	$7,564	$2,320	$9,884
Mortgage loans held for sale	73	29	102
Investment securities:
Taxable securities	(73)	100	27
Tax-exempt securities	867	(382)	485
Interest bearing balances in other banks	141	(6)	135
Federal funds sold	16	11	27
Total interest earning assets	$8,588	$2,072	$10,660

Interest bearing liabilities
Interest bearing transaction accounts	$84	$82	$166
Savings and money market accounts	159	190	349
Time deposits	243	(94)	149
Short-term debt	2	(5)	(3)
Federal Home Loan Bank advances	-	4	4
Note Payable	190	-	190
Total interest bearing liabilities	$678	$177	$855

Net interest income
Net interest income (taxable equivalent)	$7,910	$1,895	$9,805
Taxable equivalent adjustment	(405)	163	(242)
Net interest income	$7,505	$2,058	$9,563

Total interest income for the nine months ended September 30, 2016 was $22,503 and total interest expense was $1,773, resulting in net interest income of $20,730 for the period. For the same period of 2015, total interest income was $12,085 and total interest expense was $918, resulting in net interest income of $11,167 for the period. This represents an 85.6% increase in net interest income when comparing the same period from 2016 and 2015. When comparing the variances related to interest income and interest expense for the nine months ended September 30, 2016 and 2015, the increase and decrease, respectively, were attributed to the following: (1) the increases in interest income and interest expense related to increases in average volumes resulted primarily from the Keystone merger,  and (2) the increase in interest income on loans related to variance in the yield resulted primarily from the accretion of discount on the loans acquired in the Keystone merger which totaled $1,744 in the nine months ended September 30, 2016 with none in the nine months ended September 30, 2015.

Provision for Loan Losses

The provision for loan losses represents a charge to earnings necessary to establish an allowance for loan losses that, in management’s evaluation, is adequate to provide coverage for estimated losses on outstanding loans and to provide for uncertainties in the economy. As a result of evaluating the allowance for loan losses at September 30, 2016, management recorded a provision of $215 in the third quarter of 2016 compared to a provision of $139 in the second quarter of 2015. The increase in the provision was primarily related to the increase in loans excluding the loans acquired in the Keystone merger. A provision of $662 was recorded in the nine months ended September 30, 2016 compared to $417 in the nine months ended September 30, 2015. The increase in the provision was primarily related to the increase in loans excluding the loans acquired in the Keystone merger.

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

Subsequent changes in the impairment amount will generally cause corresponding changes in the allowance related to the impaired loan and corresponding changes to the loan loss provision. As of September 30, 2016, the recorded allowance related to impaired loans was $1,189. As of September 30, 2015, the recorded allowance related to impaired loans was $1,604.

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

The following table sets forth the principal components of noninterest income for the periods indicated.

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2016	2015	2016	2015
Service charges and fees	$633	$467	$1,826	$1,407
Investment brokerage revenue	48	25	182	175
Mortgage operations	437	55	982	173
Bank owned life insurance income	109	77	323	229
Net gain on sale of investment securities	-	11	14	24
Other noninterest income	112	83	257	208
Total noninterest income	$1,339	$718	$3,584	$2,216

Noninterest income for the three months ended September 30, 2016 was $1,339 compared to $718 for the same period in 2015. The increases in service charges and fees, bank owned life insurance and other noninterest income were primarily related to the Keystone merger. The increase in mortgage operations revenue of $382 resulted from the Keystone merger and from an increase in the volume of mortgage loans originated for sale in the quarter ended September 30, 2016 as compared to the third quarter of 2015.

Noninterest income for the nine months ended September 30, 2016 was $3,584 compared to $2,216 for the same period of 2015. The increases in service charges and fees, bank owned life insurance and other noninterest income were primarily related to the Keystone merger. The increase in mortgage operations revenue of $809 resulted from the Keystone merger and from an increase in the volume of mortgage loans originated for sale in the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015.

Noninterest Expense

Noninterest expenses consist primarily of salaries and employee benefits, building occupancy and equipment expenses, advertising and promotion expenses, data processing expenses, legal and professional services expense and miscellaneous other operating expenses.

The following table sets forth the principal components of noninterest expense for the periods indicated.

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2016	2015	2016	2015
Salaries and employee benefits	$2,876	$1,568	$8,089	$4,668
Occupancy expenses	387	240	1,134	679
Equipment rentals, depreciation, and maintenance	111	124	580	358
Advertising and business development	70	126	274	371
Data processing	410	307	1,325	836
Foreclosed assets, net	(76)	15	23	119
Federal deposit insurance and other regulatory assessments	113	79	335	237
Legal and other professional services	196	173	624	537
Other operating expense	1,006	477	2,718	1,294
Total noninterest expense	$5,093	$3,109	$15,102	$9,099

Noninterest expense for the three months ended September 30, 2016 totaled $5,093 compared with $3,109 for the same period of 2015. The increase was primarily a result of the Keystone merger. Salaries and employee benefits increased $1,308, or 83.4%, to $2,876 in the third quarter of 2016 from $1,568 in the third quarter of 2015. The number of full-time equivalent employees increased from approximately 84 to approximately 128 as a result of the Keystone merger for an increase of approximately 52.4%. Occupancy expenses increased $147, or 61.3%, in the third quarter of 2016 as compared to the third quarter of 2015. The number of banking offices increased from seven in the third quarter of 2015 to ten in the third quarter of 2016 as a result of the Keystone merger and the opening of a new branch office in Millbrook, Alabama in 2016. Data processing expenses totaled $410 in the third quarter of 2016 compared to $307 in the third quarter of 2015 for an increase of $103, or 33.6%. In addition to increases resulting from the Keystone merger, the Company converted to a new core processing system during 2016 and approximately $60 of the increase in data processing expense was related to the conversion. Other operating expense increased $529, or 110.9%, from $477 in the third quarter of 2015 to $1,006 in the third quarter of 2016. The amortization of the core deposit intangible recognized at the time of the Keystone merger amounted to $158 in the third quarter of 2016 compared to none in the third quarter of 2015 and is included in other noninterest expense.

Noninterest expense for the nine months ended September 30, 2016 totaled $15,102 compared with $9,099 for the same period of 2015. The increase was primarily a result of the Keystone merger. Salaries and employee benefits increased $3,421, or 73.3%, to $8,089 in the first nine months of 2016 from $4,668 in the first nine months of 2015. The number of full-time equivalent employees increased from approximately 84 to approximately 128 as a result of the Keystone merger for an increase of approximately 52.4%. Occupancy expenses increased $455, or 67.0%, in the nine months ended September 30, 2016 as compared to the same period in 2015. The number of banking offices increased from seven at September 30, 2015 to ten in at September 30, 2016 as a result of the Keystone merger and the opening of a new branch office in Millbrook, Alabama in 2016. Data processing expenses totaled $1,325 in the first nine months of 2016 compared to $836 in the first nine months of 2015 for an increase of $489, or 58.5%. In addition to increases resulting from the Keystone merger, the Company converted to a new core processing system during 2016 and approximately $150 of the increase in data processing expense was related to the conversion. Other operating expense increased $1,424, or 110.0%, from $1,294 in the first nine months of 2015 to $2,718 in the same period in 2016. The amortization of the core deposit intangible recognized at the time of the Keystone merger amounted to $491 in the first nine months of 2016 compared to none in the first nine months of 2015 and is included in other noninterest expense.

Provision for Income Taxes

We recognized income tax expense of $1,014 for the three months ended September 30, 2016, compared to $375 for the three months ended September 30, 2015. The increase of $639 or 170.4%, resulted from the increase in net income before taxes of $1,931 in the third quarter of 2016 as compared to the third quarter of 2015. The effective tax rate for the three months ended September 30, 2016 was 31.4% compared to 28.9% for the same period in 2015. The effective tax rate is affected by levels of items of income that are not subject to federal and/or state taxation and by levels of items of expense that are not deductible for federal and/or state income tax purposes.

We recognized income tax expense of $2,630 for the nine months ended September 30, 2016, compared to $1,124 for the nine months ended September 30, 2015. The increase of $1,506, or 134.0%, resulted from the increase in net income before taxes of $4,638 in the first nine months of 2016 as compared to the first nine months of 2015. The effective tax rate for the nine months ended September 30, 2016 was 30.8% compared to 29.1% for the same period in 2015. The effective tax rate is affected by levels of items of income that are not subject to federal and/or state taxation and by levels of items of expense that are not deductible for federal and/or state income tax purposes.

Comparison of Financial Condition at September 30, 2016, and December 31, 2015

Overview

Our total assets increased $48,568, or 6.8%, from December 31, 2015 to September 30, 2016. Loans, net of deferred fees and discounts, increased $20,542, or 4.3%, from December 31, 2015 to September 30, 2016. Securities available-for-sale increased by $26,996, or 18.7%, from December 31, 2015 to September 30, 2016 as net cash inflows from deposits were greater than needed to fund the loan growth over the same period of time. Cash and cash equivalents were little changed with an increase of $140 or 0.5%. Total deposits increased $50,935, or 8.3%, with the growth occurring mainly in noninterest-bearing deposits. Total stockholders’ equity increased $8,580, or 11.5%.

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

During the nine months ended September 30, 2016, we purchased investment securities totaling $55,347 and sold investment securities with proceeds received of $10,115 including net realized gains of $14. The following tables summarize the amortized cost, gross unrealized gains, gross unrealized losses, and fair value of securities available-for-sale at September 30, 2016 and December 31, 2015.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2016:
Securities available-for-sale:
Residential mortgage-backed	$94,236	$571	$(309)	$94,498
U.S. govt. sponsored enterprises	16,310	261	(13)	16,558
State, county, and municipal	57,439	1,280	(112)	58,607
Corporate debt obligations	2,066	8	(20)	2,054
Totals	$170,051	$2,120	$(454)	$171,717

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2015:
Securities available-for-sale:
Residential mortgage-backed	$60,756	$224	$(295)	$60,685
U.S. govt. sponsored enterprises	22,985	114	(146)	22,953
State, county, and municipal	58,018	1,011	(6)	59,023
Corporate debt obligations	2,057	3	—	2,060
Totals	$143,816	$1,352	$(447)	$144,721

Loans

Loans are the largest category of interest earning assets and typically provide higher yields than other types of interest earning assets. Associated with the higher loan yields are the inherent credit and liquidity risks which management attempts to control and counterbalance. Total loans averaged $497,869 during the three months ended September 30, 2016, or 72% of average interest earning assets, as compared to $295,666, or 73.1% of average interest earning assets, for the three months ended September 30, 2015. At

September 30, 2016, total loans, net of deferred loan fees, were $499,813, compared to $479,271 at December 31, 2015, an increase of $20,542, or 4.2%.

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

The following table provides a summary of the loan portfolio as of September 30, 2016, and December 31, 2015.

	September 30, 2016		December 31, 2015
	Amount	% of Total	Amount	% of Total
Residential real estate:
Closed-end 1-4 family - first lien	$109,213	22.0%	$111,476	23.4%
Closed-end 1-4 family - junior lien	5,079	1.0%	5,246	1.1%
Multi-family	17,119	3.5%	17,553	3.7%
Total residential real estate	131,411	26.5%	134,275	28.2%
Commercial real estate:
Nonfarm nonresidential	155,836	31.5%	149,597	31.5%
Farmland	13,017	2.6%	15,456	3.3%
Total commercial real estate	168,853	34.1%	165,053	34.8%
Construction and land development:
Residential	21,872	4.4%	21,302	4.5%
Other	39,465	8.0%	34,459	7.2%
Total construction and land development	61,337	12.4%	55,761	11.7%
Home equity lines of credit	32,500	6.6%	32,969	6.9%
Commercial loans:
Other commercial loans	81,739	16.5%	71,247	15.0%
Agricultural	899	0.2%	946	0.2%
State, county, and municipal loans	8,340	1.7%	7,414	1.6%
Total commercial loans	90,978	18.4%	79,607	16.8%
Consumer loans	20,972	4.2%	19,557	4.1%
Total gross loans	506,051	102.2%	487,222	102.5%
Allowance for loan losses	(4,289)	-0.9%	(3,827)	-0.8%
Net deferred loan fees and discounts	(6,238)	-1.3%	(7,951)	-1.7%
Net loans	$495,524	100.0%	$475,444	100.0%

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

Real estate loans are the largest component of our loan portfolio and include residential real estate loans, commercial real estate loans, construction and land development loans, and home equity lines of credit. At September 30, 2016, this category totaled $361,601, or 73.0% of total gross loans, compared to $355,089, or 72.9%, at December 31, 2015. Real estate loans increased $6,512, or 1.8%, during the period December 31, 2015 to September 30, 2016. Commercial loans increased $11,371, or 14.28% during the same period. Our management team and lending officers have a great deal of experience and expertise in real estate lending and commercial lending.

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

The following table presents a summary of changes in the allowance for loan losses for the periods indicated.

	As of and for the		As of and for the
	Three Months Ended:		Nine Months Ended:
	September 30,	September 30,	September 30,	September 30,
	2016	2015	2016	2015
Allowance for loan losses at beginning of period	$4,121	$3,920	$3,827	$3,778
Charge-offs:
Mortgage loans on real estate:
Residential	—	—	—	—
Commercial real estate	15	—	15	—
Construction and land development	—	—	—	—
Total mortgage loans on real estate	15	—	15	—
Equity lines of credit	—	—	10	333
Commercial	35	8	241	10
Consumer	27	36	36	77
Total	77	44	302	420

Recoveries:
Mortgage loans on real estate:
Residential	5	—	5	—
Commercial real estate	—	—	—	—
Construction and land development	1	1	10	189
Total mortgage loans on real estate	8	1	15	189
Equity lines of credit	(4)	7	16	7
Commercial	14	8	52	36
Consumer	12	6	19	30
Total	30	22	102	262

Net Charge-offs (Recoveries)	47	22	200	158
Provision for loan losses	215	139	662	417
Allowance for loan losses at end of period	$4,289	$4,037	$4,289	$4,037

Total loans outstanding, net of deferred loan fees	499,813	305,020	499,813	305,020
Average loans outstanding, net of deferred loan fees	497,869	295,666	490,008	283,702
Allowance for loan losses to period end loans	0.86%	1.32%	0.86%	1.32%
Net charge-offs (recoveries) to average loans (annualized)	0.04%	0.03%	0.06%	0.07%

Allocation of the Allowance for Loan Losses

While no portion of the allowance for loans losses is in any way restricted to any individual loan or group of loans and the entire allowance is available to absorb losses from any and all loans, the following table represents management’s allocation of the allowance for loan losses to specific loan categories as of the dates indicated.

	September 30, 2016		December 31, 2015
		Percent of		Percent of
	Amount	Total	Amount	Total
Mortgage loans on real estate:
Residential	$579	13.5%	$368	9.6%
Commercial real estate	1,266	29.6%	1,302	34.0%
Construction and land development	812	18.9%	569	14.9%
Total mortgage loans on real estate	2,657	62.0%	2,239	58.5%
Equity lines of credit	179	4.2%	150	3.9%
Commercial	1,215	28.3%	1,250	32.7%
Consumer	238	5.5%	188	4.9%
Total	$4,289	100%	$3,827	100%

Nonperforming Assets

The following table presents our nonperforming assets as of the dates indicated:

	September 30,		December 31,
	2016	2015	2015
Nonaccrual loans	$2,420	$2,471	$3,086
Accruing loans past due 90 days or more	963	137	237
Total nonperforming loans	3,383	2,608	3,323
Foreclosed assets	1,184	1,219	1,949
Total nonperforming assets	$4,567	$3,827	$5,272

Allowance for loan losses to period end loans	0.86%	1.32%	0.80%
Allowance for loan losses to period end nonperforming loans	126.78%	154.79%	115.17%
Net charge-offs (recoveries) to average loans (annualized)	0.06%	0.07%	0.18%
Nonperforming assets to period end loans and foreclosed property	0.91%	1.25%	1.10%
Nonperforming loans to period end loans	0.68%	0.86%	0.69%

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

The following table details the composition of our deposit portfolio as of September 30, 2016, and December 31, 2015.

	September 30, 2016		December 31, 2015
		Percent of		Percent of
	Amount	Total	Amount	Total
Demand deposits, non-interest bearing	$155,328	23.5%	$124,345	20.4%
Demand deposits, interest bearing	181,350	27.4%	174,827	28.6%
Money market accounts	165,790	25.0%	149,664	24.5%
Savings deposits	22,434	3.4%	19,524	3.2%
Time certificates of $250 or more	32,206	4.9%	30,929	5.1%
Other time certificates	104,226	15.8%	111,110	18.2%
Totals	$661,334	100.0%	$610,399	100.0%

Total deposits were $661,334 at September 30, 2016, an increase of $50,935 from December 31, 2105 with the increase resulting mainly in the balances of demand deposits. We have aggressively managed interest rates on deposits and maintained an emphasis on increasing the number and volume of accounts other than time certificates of deposit to lower the cost of funding for the Bank during the previous few years as general interest rates have remained low with many at historical lows. This strategy led to the decrease in time certificates of deposit during the period from December 31, 2015 to September 30, 2016 of $5,607.

The following table presents the Bank’s time certificates of deposits by various maturities as of September 30, 2016.

	All Time Deposits	Time Deposits $100 or more	Time Deposits less than $100
Three months or less	$24,514	$14,715	$9,799
Greater than three months through six months	30,687	19,572	11,115
Greater than six months through one year	41,446	27,817	13,629
Greater than one year through three years	30,859	17,648	13,211
Greater than three years	8,926	5,913	3,013
Total	$136,432	$85,665	$50,767

Other Funding Sources

We supplement our deposit funding with wholesale funding when needed for balance sheet planning and management or when the terms are attractive and will not disrupt our offering rates in our markets. A source we have used for wholesale funding is the Federal Home Loan Bank of Atlanta (FHLB). We had FHLB borrowings of $2,000 at September 30, 2016 and $10,500 at December 31, 2015 drawn on a line of credit. The line of credit with the FHLB is secured by pledges of various loans in our loan portfolio. At September 30, 2016, the FHLB line of credit remaining available was $77,930 and at December 31, 2015 it was $54,002. We also have lines of credit for federal funds borrowings with other banks that totaled $28,500 at September 30, 2016 and $31,500 at December 31, 2015. Furthermore, we have pledged certain loans to the Federal Reserve Bank (FRB) to secure a line of credit. At September 30, 2016, the FRB line of credit available was $53,573 and at December 31, 2015, the FRB line of credit available was $36,995. We have never drawn on the FRB line of credit and consider it a contingency line of credit to be used only for emergency liquidity management.

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

Cash and cash equivalents at September 30, 2016 and December 31, 2015, were $31,142 and $31,002, respectively. Based on recorded cash and cash equivalents, management believes River Financial Corporation’s liquidity resources were sufficient at September 30, 2016 to fund loans and meet other cash needs as necessary.

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

Financial instruments whose contract amount represents credit risk at September 30, 2016 and December 31, 2015 were as follows in (thousands):

	September 30, 2016	December 31, 2015
Commitments to extend credit	$109,630	$101,238
Stand-by and performance letters of credit	2,182	2,935
Total	$111,812	$104,173

Contractual Obligations

While our liquidity monitoring and management considers both present and future demands for and sources of liquidity, the following table of contractual commitments focuses only on future obligations as of September 30, 2016.

		Due after 1	Due after 3
	Due in 1	through	through	Due after
	year or less	3 years	5 years	5 years	Total
Federal Home Loan Bank advances	$2,000	$—	$—	$—	$2,000
Certificates of deposit of less than $250	72,506	24,293	7,427	—	104,226
Certificates of deposit of $250 or more	24,141	6,565	1,500	—	32,206
Securities sold under agreements to repurchase	10,053	—	—	—	10,053
Note payable	1,071	2,142	2,142	1,341	6,696
Operating leases	500	940	944	1,152	3,536
Total contractual obligations	$110,271	$33,940	$12,013	$2,493	$158,717

Capital Position and Dividends

At September 30, 2016 and December 31, 2015, total stockholders’ equity was $83,504 and $74,924, respectively. The increase of $8,580 resulted mainly from retained earnings and incentive stock options and stock warrants exercised during the nine months ended September 30, 2016. A total of $2,506 was received and a total of 273,294 shares were issued for the exercise of incentive stock options and stock warrants consisting of 206,784 unissued shares and 66,510 shares from treasury. Retained earnings for the first nine months of 2016 amounted to $5,108. The ratio of stockholders’ equity to total assets was 10.89% and 10.43% at September 30, 2016 and December 31, 2015, respectively.

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

Management believes, as of September 30, 2016, that the Bank meets all capital adequacy requirements to which it is subject. The following table presents the Bank’s capital amounts and ratios as of September 30, 2016 with the required minimum levels for capital adequacy purposes including the phase in of the capital conservation buffer under Basel III and minimum levels to be well capitalized (as defined) under the regulatory prompt corrective action regulations.

As of September 30, 2016:
					To Be Well Capitalized
			Required For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (To Risk-Weighted Assets)	$79,885	14.03%	$49,110	>= 8.625%	$56,939	>= 10.00%
Common Equity Tier 1 Capital (To Risk-weighted Assets)	75,596	13.27%	29,196	>= 5.125%	37,029	>= 6.50%
Tier 1 Capital (To Risk-Weighted Assets)	75,596	13.27%	37,741	>= 6.625%	45,574	>= 8.00%
Tier 1 Capital (To Average Assets)	75,596	10.03%	30,148	>= 4.00%	37,685	>= 5.00%

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

River Financial Corporation’s principal source of funds for dividend payments and debt service is dividends received from River Bank & Trust. There are statutory limitations on the payment of dividends by River Bank & Trust to River Financial Corporation. As of September 30, 2016, the maximum amount the Bank could dividend to River Financial Corporation without prior regulatory authority approval was approximately $9,844. In addition to dividend restrictions, federal statutes prohibit unsecured loans from banks to bank holding companies.

During the nine months ending September 30, 2016 there were 108,000 incentive stock options issued with a weighted average exercise price of $16 per share. During the same period, there were 292,325 incentive stock options and warrants exercised at a weighted average exercise price of $9.63 per share. A total of 273,675 incentive stock options and warrants were outstanding as of September 30, 2016 with a weighted average exercise price of $13.97 per share and a weighted average remaining life of 6.4 years.

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

The following table illustrates our interest rate sensitivity at September 30, 2016, assuming the relevant assets and liabilities are collected and paid, respectively, based upon historical experience rather than their stated maturities.

	0-1 Mos	1-3 Mos	3-12 Mos	1-2 Yrs	2-3 Yrs	>3 Yrs	Total
Interest earning assets
Loans	$123,425	$29,665	$102,741	$92,171	$56,956	$94,855	$499,813
Securities	1,728	8,100	18,507	30,843	30,798	81,741	171,717
Certificates of deposit in banks	470	486	—	1,246	251	3,010	5,463
Cash balances in banks	14,172	—	—	—	—	—	14,172
Federal funds sold	2,301	—	—	—	—	—	2,301
Total interest earning assets	$142,096	$38,251	$121,248	$124,260	$88,005	$179,606	$693,466

Interest bearing liabilities
Interest bearing transaction accounts	$81,547	$3,382	$15,219	$20,297	$20,297	$40,608	$181,350
Savings and money market accounts	102,269	3,516	15,822	21,096	21,096	24,425	188,224
Time deposits	7,389	16,973	72,133	24,763	6,096	9,078	136,432
Short term borrowings	10,053	—	—	—	—	—	10,053
Federal Home Loan Bank advances	—	2,000	—	—	—	—	2,000
Long term borrowings	—	268	804	1,072	1,072	3,480	6,696
Total interest bearing liabilities	$201,258	$26,139	$103,978	$67,228	$48,561	$77,591	$524,755

Interest sensitive gap
Period gap	$(59,162)	$12,112	$17,270	$57,032	$39,444	$102,015	$168,711
Cumulative gap	$(59,162)	$(47,050)	$(29,780)	$27,252	$66,696	$168,711
Cumulative gap - Rate Sensitive Assets/ Rate Sensitive Liabilities	-8.5%	-6.8%	-4.3%	3.9%	9.6%	24.3%

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

	Impact on net interest income
	As of	As of
	September 30, 2016	December 31, 2015
Change in prevailing rates:
+ 400 basis points	-0.73%	-0.87%
+ 300 basis points	0.02%	-0.49%
+ 200 basis points	0.07%	-0.81%
+ 100 basis points	0.21%	-0.79%
+ 0 basis points	—	—
- 100 basis points	-0.90%	0.16%
- 200 basis points	-3.78%	-3.10%
- 300 basis points	-5.27%	-4.56%
- 400 basis points	-6.20%	-5.50%

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

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the nine months ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 5, 2016, the Company sold 9,638 shares to its employee stock ownership plan for cash. The Company relied upon the exemption from registration under SEC Rule 147.

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

RIVER FTNANCIAL CORPORATION

Date: November 14, 2016	By:	/s/ James M. Stubbs
James M. Stubbs
Chief Executive Officer (principal executive officer)

Date: November 14, 2016	By:	/s/ Kenneth H. Givens
Kenneth H. Givens
Chief Financial Officer