Form 10-K
period 2016-12-31
River Financial Corp
filed 2017-03-27
CIK 1641601

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2016

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

✓    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes  ☐   No  ☒

State the aggregate market value of the voting common equity held by non-affiliates of the registrant as of June 30, 2016: There is no public market for registrant’s common stock.  The registrant had total revenue of less than $50 million in 2016.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding at March 8, 2017
Common stock, par value $1.00 per share	5,087,107 shares

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

We operate one subsidiary bank, River Bank & Trust. Through the Bank, we provide a broad array of financial services to businesses, business owners, and professionals. We operate ten full-service banking offices, located in Montgomery, Prattville, Millbrook, Auburn, Opelika, Alexander City and Gadsden, Alabama.

As of December 31, 2016, we had total assets of $810.4 million, total loans of $516.4 million, total deposits of $704.9 million, and total shareholders’ equity of $82.5 million.

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

Deposits

Our principal sources of funds are core deposits, including demand deposits, interest-bearing transaction accounts, money market accounts, savings deposits, and certificates of deposit. As of December 31, 2016, our deposit composition was as follows:

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

Lending

We offer a range of lending services, including real estate, consumer, and commercial loans, to individuals, small businesses, and other organizations located in or conducting a substantial portion of their business in our market areas. Our total loans, net of unearned income, at December 31, 2016, were approximately $516.4 million, or approximately 63.6% of total assets. The interest rates charged on loans vary with the degree of risk, maturity, and amount of the loan and are further subject to competitive pressures, money market rates, availability of funds, and government regulations.

As of December 31, 2016, our loan portfolio composition was classified as follows:

Real Estate Loans. Loans secured by real estate are the primary component of our loan portfolio, constituting approximately $382.4 million, or 72%, of total loans, net of unearned income, at December 31, 2016. We originate consumer and commercial loans for the purpose of acquiring real estate that are secured by such real estate (CRE). We also often take real estate as an additional source of collateral to secure commercial and industrial (C&I) loans. Such loans are classified as real estate loans rather than commercial and industrial loans if the real estate collateral is considered significant as a secondary source of repayment for the loan. Loans are typically made on a recourse basis supported by financial statements and a review of the repayment ability of the borrower(s) and/or guarantor(s). Origination fees are charged for many loans secured by real estate.

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

Home Equity Lines of Credit: We originate home equity lines of credit secured by residential property. The loans are typically made on a variable rate basis with maturities up to 10 years. At December 31, 2016, home equity lines of credit constituted $35.8 million, or 7% of our loan portfolio.

Commercial and Industrial Loans. We make loans for commercial purposes in various lines of business. These loans are typically made on terms up to 7 years at fixed or variable rates. The loans are secured by various types of collateral, including accounts receivable, inventory, or, in the case of equipment loans, the financed equipment. We attempt to reduce our credit risk on commercial loans by underwriting the loan based on the borrower’s cash flow and its ability to service the debt from earnings, and by limiting the loan-to-value ratio. Historically, we have typically loaned up to 80% on loans secured by accounts receivable, up to 50% on loans secured by inventory (which are typically also secured by accounts receivable), and up to 100% on loans secured by equipment. We also make some unsecured commercial loans. Commercial and industrial loans constituted $90.8 million, or 17% of our loan portfolio, at December 31, 2016. Interest rates are negotiable based upon the borrower’s financial condition, credit history, management stability and collateral.

Consumer Loans. Consumer lending includes installment lending to individuals in our market areas and generally consists of loans to purchase automobiles and other consumer durable goods. Consumer loans constituted $20.1 million, or 4.0% of our loan portfolio, at December 31, 2016. Consumer loans are underwritten based on the borrower’s income, current debt level, past credit history and collateral. Consumer rates are both variable and fixed, with terms negotiable. Terms generally range from one to five years depending on the nature and condition of the collateral. Periodic amortization, generally monthly, is typically required.

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

Market Areas

We currently conduct our banking operations through our Banks’ 10 banking locations in the state of Alabama. The locations include Montgomery, Prattville, Millbrook, Wetumpka, Auburn, Opelika, Alexander City, and Gadsden. Our market areas generally include the Montgomery, Auburn-Opelika, and Gadsden Metropolitan Statistical Areas.

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

Employees

As of December 31, 2016, we had approximately 126 full-time and 8 part-time employees. None of these employees is party to a collective bargaining agreement.

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

Regulation of River Financial Corporation

We are registered as a bank holding company under the Bank Holding Company Act of 1956, as amended (the “BHCA”) and are subject to regulation and supervision by the Federal Reserve. The BHCA requires us to secure the prior approval of the Federal Reserve before we own or control, directly or indirectly, more than five percent (5%) of the voting shares or substantially all of the assets of any bank or thrift, or merge or consolidate with another bank or thrift holding company. Further, under the BHCA, our activities and those of any nonbank subsidiary are generally limited to: those activities that the Federal Reserve determines to be so closely related to banking as to be a proper incident thereto. Prior approval of the Federal Reserve may be required before engaging in certain activities. In making such determinations, the Federal Reserve is required to weigh the expected benefits to the public, such as greater convenience, increased competition, and gains in efficiency, against the possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest, and unsound banking practices.

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

In addition to the assessment for deposit insurance, insured depository institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation to recapitalize a predecessor deposit insurance fund. This payment is established quarterly and, for each of the four quarters in calendar year 2016, equaled 0.14 basis points on the assessment base which is equal to average total assets less average tangible equity capital.

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

Dividend Restrictions

We are a legal entity separate and distinct from our Bank. Our ability to pay dividends and make other distributions depends in part upon the receipt of dividends from our subsidiary bank and is limited by federal and state law. The specific limits depend upon a number of factors, including recent earnings, recent dividends, level of capital, and regulatory status. The regulators are authorized, and under certain circumstances are required, to determine whether the payment of dividends or other distributions by a bank would be an unsafe or unsound practice and to prohibit such payment. For example, the FDIA generally prohibits a depository institution from making any capital distribution (including payment of a dividend) or paying any management fee to its parent holding company if the depository institution would thereafter be undercapitalized.

The bank generally may not withdraw, either in the form of a dividend or otherwise, any portion of its permanent capital and may not declare a dividend in excess of its retained net profits without prior approval of the Alabama Banking Department and FDIC. Further, the bank is also required by Alabama law to obtain prior approval of the Alabama Banking Department for its payment of dividends if the total of all dividends declared by the bank in any calendar year will exceed the total of (i) the bank’s net earnings (as defined by statute) for that year, plus (ii) its retained net earnings for the preceding two years.

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

Among other things, the Dodd-Frank Act requires the Federal Reserve to apply consolidated capital requirements to a bank holding company that are no less stringent than those currently applied to depository institutions. In July 2013, the federal banking agencies adopted a final rule, or the Basel III Final Rule, implementing these standards. Under the Basel III Final Rule, trust preferred securities are excluded from Tier I capital unless such securities were issued prior to May 19, 2010 by a bank holding company with less than $15 billion in assets, subject to certain limits. The Dodd-Frank Act additionally provides for countercyclical capital requirements so that the required amount of capital increases in times of economic expansion and decreases in times of economic contraction, consistent with safety and soundness. Under the Basel III Final Rule, which implements this concept, banks must maintain a capital conservation buffer consisting of additional common equity Tier 1 capital equal to 2.5% of risk-weighted assets above each of the required minimum capital levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying certain discretionary bonuses. This new capital conservation buffer requirement is currently being phased in beginning in 2016 at 0.625% of risk-weighted assets and will increase each year until fully implemented at 2.5% in January 2019.

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

Under the Basel III Final Rule, as of the year ended December 31, 2016, the minimum ratio of total capital to risk-weighted assets (including the capital conservation buffer) was 8.625%. The minimum ratio of “Tier 1 Capital” (consisting generally of equity and qualifying preferred stock, less certain goodwill items and other intangible assets) to risk- weighted assets was 6.625% and the minimum ratio of “Common Equity Tier 1 Capital” (which generally consists of common stock and retained earnings) to risk-weighted assets including the capital conservation buffer was 5.125%.  When the capital conservation buffer is fully phased in beginning January 1, 2019, the minimum ratios (including the 2.5% capital conservation buffer) will be (i) Common Equity Tier 1 ratio of 7% (ii)Tier 1 Risk-Based ratio of 8.5% and (iii) Total Risk-Based ratio of 10.5% The remainder of total capital, or “Tier 2 Capital,” may consist of (a) the allowance for loan losses of up to 1.25% of risk-weighted assets, (b) certain types of preferred stock not qualifying as Tier 1 Capital, (c) hybrid capital instruments, (d) perpetual debt, (e) mandatory convertible securities, and (f) certain subordinated debt and intermediate-term preferred stock up to 50% of Tier 1 Capital. Total Capital is the sum of Tier 1 Capital and Tier 2 Capital (which is included only to the extent of Tier 1 Capital), less reciprocal holdings of other banking organizations capital instruments, investments in unconsolidated subsidiaries, and any other deductions as determined by the appropriate regulator.

In addition, the federal banking agencies have established minimum leverage ratio requirements for banking organizations they supervise, calculated as the ratio of Tier 1 Capital to adjusted average consolidated assets. Prior to the effective date of the Basel III Final Rule, banks and bank holding companies meeting certain specified criteria, including having the highest regulatory rating and not experiencing significant growth or expansion, were permitted to maintain a minimum leverage ratio of Tier 1 Capital to adjusted average quarterly assets equal to 3%. Other banks and bank holding companies generally were required to maintain a minimum leverage ratio of 4%.  Under the Basel III Final Rule, as of January 1, 2015, the required minimum leverage ratio for all banks is 4%.  These are all minimum capital standards and the regulatory agencies expect banks and bank holding companies to maintain capital well above the minimum levels.

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

Prompt Corrective Action

In addition to the required minimum capital levels described above, federal law establishes a system of “prompt corrective actions” that federal banking agencies are required to take, and certain actions that they have discretion to take, based upon the capital category into which a federally regulated depository institution falls. Regulations set forth detailed procedures and criteria for implementing prompt corrective action in the case of any institution which is not adequately capitalized. Under the prompt corrective action rules effective as of January 1, 2015, an institution is deemed “well capitalized” if its leverage ratio, Common Equity Tier 1 ratio, Tier 1 Capital ratio, and Total Capital ratio meet or exceed 5%, 6.5%, 8%, and 10%, respectively. An institution is deemed to be “adequately capitalized” or better if its leverage, Common Equity Tier 1, Tier 1, and Total Capital ratios meet or exceed 4.0%, 4.5%, 6.0%, and 8.0%, and “undercapitalized” if it fails to meet these minimum capital requirements. An institution is “significantly undercapitalized” if its leverage, Common Equity Tier 1, Tier 1, or Total Capital ratios fall below 3%, 3%, 4%, or 6%, respectively, and “critically undercapitalized” if the institution has a ratio of tangible equity to total assets that is equal to or less than 2%.

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

On January 15, 2014, the federal banking agencies issued an interim final rule, or the Interim Rule, that exempts certain collateralized debt obligations backed by trust-preferred securities, also known as TruPS CDOs, from the broad restrictions of the Volcker Rule. Specifically, the Interim Rule provides that the covered fund restrictions of the Volcker Rule are inapplicable to a banking entity’s ownership interest in, or sponsorship of, any issuer of TruPS CDOs, provided that, among other things, (1) the TruPS CDOs were issued before May 19, 2010, by a holding company with $15 billion or less in total consolidated assets, and (2) the banking entity acquired the interest in the TruPS CDOs on or before December 10, 2013, or acquired the interest in the course of a merger with or acquisition of a banking entity that itself acquired the interest on or before that date.

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

Enforcement Powers

The Financial Institution Reform Recovery and Enforcement Act, or FIRREA, expanded and increased the penalties available for use by the federal regulatory agencies against depository institutions and certain “institution-affiliated parties.” Institution-affiliated parties primarily include management, employees, and agents of a financial institution, as well as independent contractors and consultants, such as attorneys, accountants, and others who participate in the conduct of the financial institution’s affairs. An institution can be subject to an enforcement action due to the failure to timely file required reports, the filing of false or misleading information, or the submission of inaccurate reports, or engaging in other unsafe or unsound banking practices. Civil money penalties may be imposed at various levels but can be as high as $1,100,000 per day for such violations.

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

Furthermore, proposals that could substantially intensify the regulation of the financial services industry may be introduced in the United States Congress, in state legislatures, and by applicable regulatory authorities. These proposals may change banking statutes and regulations and our operating environment in substantial and unpredictable ways. If enacted, these proposals could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance among banks, savings associations, credit unions, and other financial institutions. We cannot predict whether any of these proposals will be enacted and, if enacted, the effect that these proposals, or any implementing regulations, would have on our business, results of operations, or financial condition.

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

Our commercial banking operations are concentrated in Alabama. As of December 31, 2016, most of our total loans were to borrowers located in Alabama. As a result, our financial condition and results of operations and cash flows are affected by changes in the economic conditions of the state or the regions of which it is a part. Our success depends to a significant extent upon the business activity, population, income levels, deposits, and real estate activity in this market. Although our customers’ business and financial interests may extend well beyond this market area, adverse conditions that affect this market area could reduce our growth rate, affect the ability of our customers to repay their loans, affect the value of collateral underlying loans, impact our ability to attract deposits, and generally affect our financial conditions and results of operations. Because of our geographic concentration, we may be less able than other regional or national financial institutions to diversify our credit risks across multiple markets.

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

Income associated with interest-earning assets and costs associated with interest-bearing liabilities may not be affected uniformly by fluctuations in interest rates. The magnitude and duration of changes in interest rates are events over which we have no control, and such changes may have an adverse effect on our net interest income. Prepayment and early withdrawal levels, which are also impacted by changes in interest rates, can significantly affect our assets and liabilities. For example, an increase in interest rates could, among other things, reduce the demand for loans and decrease loan repayment rates. Such an increase could also adversely affect the ability of our floating-rate borrowers to meet their higher payment obligations, which could in turn lead to an increase in non-performing assets and net charge-offs. Conversely, a decrease in the general level of interest rates could affect us by, among other things, leading to greater competition for deposits and incentivizing borrowers to prepay or refinance their loans more quickly or frequently than they otherwise would. The primary tool that management uses to measure interest rate risk is a simulation model that evaluates the impact of varying levels of prevailing interest rates and the impact on net interest income and the economic value of equity. As of December 31, 2016, this simulation analysis indicated that if prevailing interest rates immediately decreased by 300 basis points, we would expect net interest income to decrease by approximately $1.2 million, or 4.6%, over the next 12 months, and an increase in the economic value of equity of $6.6 million, or 7.1%. We believe that this is unlikely based on current interest rate levels. Conversely, if prevailing interest rates immediately increased by 300 basis points, we would expect net interest income to decrease by approximately $131 thousand, or 0.5%, over the next 12 months, and an decrease in the economic value of equity of $16.3 million, or 17.5%. However, fluctuations in interest rates affect different classes of income-earning assets differently, and there can be no assurance as to the actual effect on our results of operations should such an increase or decrease occur.

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

A significant portion of our loan portfolio is secured by either residential or commercial real estate. As of December 31, 2016, we had approximately $135.6 million in residential real estate loans and $174.5 million in commercial real estate loans outstanding, representing approximately 26.0% and 33.4%, respectively, of our total loans outstanding on that date.

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

We have incurred substantial expenses and expect to continue to incur expenses in connection with completing our recent acquisition of Keystone Bank and integrating the operations of the acquired bank with our operations. There are a number of factors beyond our control that could affect the total amount or the timing of our transaction and integration expenses and such expenses may exceed our initial projections. Many of the expenses that will be incurred, by their nature, are difficult to estimate accurately at the present time. As a result, the transaction and integration expenses associated with our recent acquisition could, particularly in the near term, exceed the savings that we expect to achieve from the elimination of duplicative expenses and the realization of economies of scale and cost savings related to the integration of the acquired businesses.

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

Any future constraints on liquidity at the holding company level could impair our ability to declare and pay dividends on our common stock. In some instances, notice to, or approval from, the Federal Reserve may be required prior to our declaration or payment of dividends. Further, our operations are primarily conducted by our subsidiary Bank, which is subject to significant regulation. Federal and state banking laws restrict the payment of dividends by banks to their holding companies, and RB&T is subject to these restrictions in paying dividends to us. Because our ability to receive dividends or loans from RB&T is restricted, our ability to pay dividends to our stockholders is also restricted.

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

Our recent acquisition of Keystone may make it difficult for investors to evaluate our business, financial condition, and results of operations, and also impair our ability to accurately forecast our future performance.

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

The Bank is subject to supervision and regulation by banking agencies that periodically conduct examinations of our business, including compliance with laws and regulations – specifically, RB&T is subject to examination by the FDIC and the Alabama Banking Department. Accommodating such examinations may require management to reallocate resources, which would otherwise be used in the day-to-day operation of other aspects of our business. If, as a result of an examination, any such banking agency was to determine that the financial condition, capital resources, allowance for loan losses, asset quality, earnings prospects, management, liquidity, or other aspects of our operations had become unsatisfactory, or that we or our management were in violation of any law or regulation, such banking agency may take a number of different remedial actions as it deems appropriate. These actions include the power to enjoin “unsafe or unsound” practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in our capital, to restrict our growth, to assess civil monetary penalties against us, our officers, or directors, to remove officers and directors, and, if it is concluded that such conditions cannot be corrected or there is an imminent risk of loss to depositors, to terminate our deposit insurance. If we become subject to such a regulatory action, it could have a material adverse effect on our business, financial condition, and results of operations.

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

At a special meeting of our stockholders held on December 1, 2015, our existing stockholders approved a proposal to amend our certificate of incorporation to increase the number of shares of our common stock that we may issue to 10,000,000. As of March 8, 2017, 4,877,219 shares of our common stock were issued and outstanding. Those shares outstanding do not include the potential issuance, as of March , 2017, of 267,425 shares of our common stock subject to issuance upon exercise of outstanding stock options and warrants, or 198,000  additional shares of our common stock that were reserved for issuance under the River Financial Corporation Incentive Stock Compensation Plans. Future issuance of any new shares could cause further dilution in the value of our outstanding shares of common stock.

Our directors and executive officers beneficially own a significant portion of our common stock and have substantial influence over us.

Our directors and executive officers, as a group, beneficially owned approximately 11.6% of our outstanding common stock as of March 8, 2017. As a result of this level of ownership, our directors and executive officers have the ability, by taking coordinated action, to exercise significant influence over our affairs and policies. The interests of our directors and executive officers may not be consistent with your interests as a stockholder. This influence may also have the effect of delaying or preventing changes of control or changes in management, or limiting the ability of our other stockholders to approve transactions that they may deem to be in the best interests of our Company.

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

The federal and state banking laws and regulations applicable to our operations give regulatory authorities extensive discretion in connection with their supervisory and enforcement responsibilities, and generally have been promulgated to protect depositors and the FDIC’s DIF and not for the purpose of protecting stockholders. These laws and regulations can materially affect our future business. Laws and regulations now affecting us may be changed at any time, and the interpretation of such laws and regulations by bank regulatory authorities is also subject to change.

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

Item 1B.  Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Our headquarters and the main office of RB&T is located at 2611 Legends Drive, Prattville, Alabama 36066. Including the main office, RB&T operates ten branches with drive-through and/or ATM service.

The following table summarizes pertinent details of the Company’s main and banking offices as of December 31, 2016:

Office Address	Owned/Leased

2611 Legends Drive	Owned
Prattville, AL 36066

612 South Memorial Drive	Leased
Prattville, AL 36067

7075 Halcyon Park Drive	Leased
Montgomery, AL 36117

309 Maxwell Boulevard	Leased
Montgomery, AL 36104

10 Cambridge Drive	Owned
Wetumpka, AL 36092

3617 U.S. Highway 280	Leased
Alexander City, AL 35010

2394 East University Drive	Owned
Auburn, AL 36830

1804 Thomason Drive	Owned
Opelika, AL 36801

244 South 3rd Street	Owned
Gadsden, AL 35901 3111 Alabama Highway 14 Millbrook, AL 36054	Owned

We believe that our banking offices are in good condition and are suitable to our needs.

Item 3. Legal Proceedings.

As of March 15, 2017, we are not subject pending or threatened litigation in the ordinary course of our business.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for Our Common Stock

There is currently no established public trading market for shares of our common stock. We do not make a market in our securities, nor do we attempt to negotiate prices for trades of such securities. When made, sales are normally undertaken in privately negotiated transactions, sometimes at prices of which we are unaware. As of March 8, 2017, there were approximately 750 registered holders of our common stock.

The last known privately negotiated trade of our common stock of which management is aware occurred on February 17, 2017 at a price of $19.00 per share.  During the last year we are aware of privately negotiated trades of stock with prices ranging from $16.00 to $20.00 per share.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information about River Financial’s shares of common stock that may be issued upon exercise of options, warrants, and rights under all of our existing equity compensation plans as of March 8, 2017.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options and Rights	Weighted – Average Exercise Price of Outstanding Options and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column)
Equity compensation plans approved by Security Holders(1)	150,800	$13.42	—
Equity compensation plans approved by Security Holders(2)	105,000	$16.12	195,000
Equity compensation plans approved by Security Holders(3)	8,375	$8.10	—
Total	264,175
(1)	These shares reserved for issuance under the 2006 Equity Incentive Compensation Plan.
(2)	These shares reserved for issuance under the 2015 Equity Incentive Compensation Plan.
(3)	These shares reserved for issuance for the incentive stock options assumed from Keystone.

Recent Sales of Unregistered Securities

In 2015 and 2016, at year end the Company sold 19,008 and 10,489, shares for cash, respectively, to its employee stock ownership plan. The Company relied upon exemptions from registration under SEC Rule 701 and Rule 147.

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

The dividends paid per share on common stock for 2015 and 2016 were $0.14 cents per share and 0.16 cents per share respectively.

Item 6. Selected Financial Data.

SUMMARY CONSOLIDATED FINANCIAL DATA

	Years Ended December 31,
(Dollars in thousands, except per share information)	2016	2015
Summary of Operations:
Total interest income	$30,309	$16,336
Total interest expense	2,353	1,221
Net interest income	27,956	15,115
Provision for loan losses	878	556
Net interest income after provision for loan losses	27,078	14,559
Noninterest income	4,889	2,897
Noninterest expense	20,560	13,821
Income before income taxes	11,407	3,635
Income tax expense	3,504	1,266
Net income	7,903	2,369
Share and per common share data:
Basic net income per share	$1.57	$0.79
Diluted net income per share	$1.55	$0.76
Common equity per common share outstanding	$16.23	$15.58
Tangible common equity per common share outstanding	$13.83	$13.05
Dividends per common share	$0.16	$0.14
Actual common shares outstanding	5,080,857	4,809,594
Weighted average common shares outstanding	5,023,617	2,995,523
Diluted weighted average common shares outstanding	5,087,518	3,105,130
Balance Sheet Data:
Total assets	$810,417	$718,034
Securities	183,361	144,721
Loans, net of unearned income	516,441	479,271
Allowance for loan losses	4,007	3,827
Deposits	704,913	610,399
Federal Home Loan Bank advances	-	10,500
Note payable	6,428	-
Total stockholders’ equity	82,450	74,924
Average total assets	746,347	446,871
Average loans	495,687	288,931
Average interest earning assets	680,947	409,931
Average deposits	638,779	386,106
Average interest bearing deposits	495,299	298,769
Average interest bearing liabilities	518,399	314,130
Average total stockholders’ equity	81,064	47,560

SUMMARY CONSOLIDATED FINANCIAL DATA (continued)

	Years Ended December 31,
	2016	2015
Selected Financial Ratios:
(ratios are annualized where applicable)
Return on average assets	1.06%	0.53%
Return on average equity	9.75%	4.98%
Average equity to average total assets	10.86%	10.64%
Dividend payout (1)	10.27%	17.69%
Efficiency ratio (2)	62.60%	76.73%
Net interest margin (3)	4.11%	3.69%
Net interest spread (4)	4.10%	3.71%
Capital Ratios:
Tier 1 leverage ratio	9.96%	15.76%
Common equity tier 1 (CET1) risk-based capital	13.01%	13.18%
Tier 1 risk-based capital	13.01%	13.18%
Total risk-based capital	13.68%	13.89%
Asset Quality Ratios:
(ratios are annualized where applicable)
Net charge-offs to average loans	0.14%	0.18%
Allowance to period end loans	0.78%	0.80%
Allowance for loan losses to non-performing loans	90.55%	115.17%
Non-performing assets to total assets	0.69%	0.73%
Other Data:
Banking locations	10	9
Full-time equivalent employees	130	125

(1)	Dividend payout ratio is dividends divided by net income.
(2)	Efficiency ratio is noninterest expense divided by the sum of net interest income before the provision for loan losses plus noninterest income.
(3)	Net interest margin is net interest income divided by average interest earning assets.
(4)	Net interest spread is the difference between the weighted average yield on interest earning assets and the average effective rate paid on interest bearing liabilities.

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

Through the Bank, we provide a broad array of financial services to businesses, business owners and professionals through ten full-service banking offices in Alabama.

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

Overview of 2016 Results

•

Our net income was $7.9 million in 2016, compared with $2.4 million in 2015. The largest contributing factors leading to the increase in the 2016 net income and other highlights include the following: Average interest earning assets in 2016 were $680.9 million in 2016 compared to $409.9 million in 2015. The higher level of interest earning assets led to an increase in net interest income from $15.1 million in 2015 to $28.0 million in 2016. In addition to organic growth, the average balance of interest earning assets in 2016 included a full year of the interest earning assets of Keystone.

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

•

Average loans outstanding in 2016 were $495.7 million, approximately 71.6% higher than $288.9 million in average loans outstanding in 2015. The higher average balance for total loans outstanding was the primary reason for the increase of $12.8 million in our net interest income. In addition to organic growth, the average balance of loans outstanding in 2016 included a full year of the Keystone loans.

•

The effective yield on our loan portfolio increased from 4.88% in 2015 to 5.47% in 2016. The increase in the yield was mainly attributable to the accretion of discounts on the Keystone loans during 2016.

•

Average total investment securities in 2016 were $152.8 million compared to $115.8 million in 2015. The increase resulted from organic growth and the inclusion of Keystone investment securities for a full year in 2016.

•

Average non-interest bearing deposits grew from $87.3 million in 2015 to $143.5 million in 2016. In addition to organic growth, the average balance in 2016 included a full year of the non-interest bearing deposits of Keystone.

•

Our higher net interest income was offset by higher operating expenses, which grew to $20.6 million in 2016 from $13.8 million in 2015. The increase in noninterest expense came from organic growth and the inclusion of a full year of expenses attributable to Keystone.

•	Our noninterest income increased from $2.9 million in 2015 to $4.9 million in 2016. This increase was mainly attributable to the inclusion of noninterest income of Keystone for a full year in 2016.

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

Allowance for Loan Losses

We record estimated probable inherent credit losses in the loan portfolio as an allowance for loan losses. The methodologies and assumptions for determining the adequacy of the overall allowance for loan losses involve significant judgments to be made by management. Some of the more critical judgments supporting RFC’s allowance for loan losses include judgments about: creditworthiness of borrowers, estimated value of underlying collateral, assumptions about cash flow, determination of loss factors for estimated credit losses, and the impact of current events, conditions, and other factors impacting the level of inherent losses. Under different conditions or using different assumptions, the actual or estimated credit losses ultimately realized by RFC may be different than management’s estimates provided in our Consolidated Financial Statements included elsewhere in thisForm 10-K. For a more complete discussion of the methodology employed to calculate the allowance for loan losses, see Note 1 to our Consolidated Financial Statements for the year ended December 31, 2016, which are included elsewhere in this document.

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

Comparison of Results of Operations for the years ended December 31, 2016 and 2015

The following is a narrative discussion and analysis of significant changes in our results of operations for the years ended December 31, 2016 and 2015.

Net Income

2016 vs. 2015

During the year ended December 31, 2016, our net income was $7.9 million, compared to $2.4 million for the year ended December 31, 2015, an increase of 233.6%. The primary reason for the increase in net income in 2016 compared to 2015 was an increase in net interest income from $15.1 million in 2015 to $28.0 million in 2016 for an increase of $12.9 million, or 85.4%. Our net interest margin also saw a sizeable increase from 3.69% in 2015 to 4.11% in 2016. The increase in the margin resulted from an increase in the yield on our loan portfolio from 4.88% in 2015 to 5.47% in 2016 and also because loans comprised a higher percentage of total interest earning assets at 72.8% in 2016 compared to 70.5% in 2015.

Noninterest income increased from $2.9 million in 2015 to $4.9 million in 2016, or 69.0%.This increase resulted primarily from the inclusion of noninterest income from Keystone for the full year in 2016.

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

The following table shows, for the years 2016 and 2015, the average balance of each principal category of our assets and liabilities and the average yields on assets and average costs of liabilities. Such yields and costs are calculated by dividing income or expense by the average daily balances of the associated assets or liabilities.

AVERAGE BALANCE SHEETS & NET INTEREST INCOME

	Year Ended December 31, 2016			Year Ended December 31, 2015
	Average Balance	Interest Income/ Expense	Average Yield/Rate	Average Balance	Interest Income/ Expense	Average Yield/Rate
Interest earning assets
Loans	$495,687	$27,119	5.47%	$288,931	$14,100	4.88%
Mortgage loans held for sale	4,754	155	3.26%	155	5	3.23%
Investment securities:
Taxable securities	96,732	1,805	1.87%	89,861	1,559	1.73%
Tax-exempt securities	56,115	1,679	2.99%	25,965	1,100	4.24%
Interest bearing balances in other banks	21,985	196	0.89%	4,143	20	0.48%
Federal funds sold	5,674	30	0.53%	874	3	0.34%
Total interest earning assets	$680,947	$30,984	4.55%	$409,929	$16,787	4.10%
Interest bearing liabilities
Interest bearing transaction accounts	$176,776	$449	0.25%	$117,513	$224	0.19%
Savings and money market accounts	180,711	648	0.36%	85,438	191	0.22%
Time deposits	137,812	950	0.69%	95,818	747	0.78%
Securities sold under agreement to repurchase	10,378	16	0.15%	9,038	18	0.20%
Federal Home Loan Bank advances	5,713	40	0.70%	6,323	41	0.65%
Note payable	7,009	250	3.57%	-	-	0.00%
Total interest bearing liabilities	$518,399	$2,353	0.45%	$314,130	$1,221	0.39%
Noninterest-bearing funding of earning assets	162,548	—	0.00%	95,799	—	0.00%
Total cost of funding earning assets	$680,947	$2,353	0.35%	$409,929	$1,221	0.30%
Net interest rate spread			4.10%			3.71%
Net interest income/margin (taxable equivalent)		$28,631	4.20%		$15,566	3.80%
Tax equivalent adjustment		(675)			(451)
Net interest income/margin		$27,956	4.11%		$15,115	3.69%

Comparison of net interest income for the years ended December 31, 2016 and 2015

Net interest income increased $12.9 million, or 85.4%, to $28.0 million for the year ended December 31, 2016, compared to $15.1 million for 2015. The increase was due to an increase in interest income of $14.2 million, resulting from higher levels of loan volume.  The increase in interest income was primarily due to a 71.6% increase in average loans outstanding during 2016 compared to 2015. The resulting net interest margin for 2016 rose to 4.11%, from 3.69% during 2015. During 2016, non-interest bearing deposits averaged $143.5 million, compared to $87.3 million during 2015, an increase of $56.2 million, or 64.3%.The increase in average loan volume and non-interest deposit volume were mainly attributable to the Keystone merger.

Interest-earning assets averaged $680.9 million for 2016, compared to $409.9 million for 2015, an increase of $271.0 million, or 66.1%. The mix of average earning assets in 2016 shifted toward loans as average loans increased $206.8 million during 2016 to $495.7 million from $288.9 million in 2015. As a percentage of average total earning assets, average loans increased from 70.5% in 2015 to 72.8% in 2016. The yield on average interest-earning assets increased 45 basis points to 4.55% during 2016, compared to 4.1% for 2015. The yield on earning assets increased primarily due to an increased average volume in loans during 2016. During 2016, loan yields increased 59 basis points to 5.47%. The increase in loan yields was primarily due to accretion of discounts on the Keystone loans. The accretion of discount on the Keystone loans in 2016 totaled $2.4 million compared to none in 2015.

Interest-bearing liabilities averaged $518.4 million for 2016, compared to $314.1 million for 2015, an increase of $204.3 million. The increase in average volume occurred from the inclusion of Keystone deposits for the full year and from organic growth. The average rate paid on interest-bearing liabilities was 0.45% for 2016, compared to 0.39% for 2015. We have benefited from the historically low interest rates and repriced time deposits at maturity at the lower current market rates, and we have also lowered rates on other deposit accounts to lower market rates where possible. The increase in total interest expense from $1.2 million in 2015 to $2.4 million in 2016 was mainly attributable to the Keystone interest bearing deposits being included for the full year in 2016.

The following table reflects, for the years 2016 and 2015, the changes in our net interest income due to changes in the volume of earning assets and interest-bearing liabilities and the associated rates earned or paid on the assets and liabilities.

	Year Ended December 31, 2016 vs. Year Ended December 31, 2015
	Volume	Variance due to Yield/Rate	Total
Interest earning assets
Loans	$10,090	$2,929	$13,019
Mortgage loans held for sale	149	1	150
Investment securities:
Taxable securities	114	132	246
Tax-exempt securities	1,279	(700)	579
Interest bearing balances in other banks	86	90	176
Federal funds sold	16	11	27
Total interest earning assets	$11,734	$2,463	$14,197
Interest bearing liabilities
Interest bearing transaction accounts	$112	$113	$225
Savings and money market accounts	207	250	457
Time deposits	328	(125)	203
Short-term debt	3	(5)	(2)
Long-term debt	(4)	3	(1)
Note payable	250	-	250
Total interest bearing liabilities	$896	$236	$1,132
Net interest income
Net interest income (taxable equivalent)	$10,838	$2,227	$13,065
Taxable equivalent adjustment	(490)	266	(224)
Net interest income	$10,348	$2,493	$12,841

Provision for Loan Losses

During the year ended December 31, 2016, we recorded a provision for loan losses of $878 thousand compared to $556 thousand during the year ended December 31, 2015. The increase in the provision for loan losses resulted from growth in loan volume. Net loan charge-offs increased from $507 thousand in 2015 to $698 thousand in 2016. The allowance for loan losses is increased by a provision for loan losses, which is a charge to earnings, and is decreased by charge-offs and increased by loan recoveries. In determining the adequacy of our allowance for loan losses, we consider our historical loan loss experience, the general economic environment, the overall portfolio composition, and other information. As these factors change, the level of loan loss provision changes. When individual loans are evaluated for impairment, and impairment is deemed necessary, the impaired portion of the loan amount is generally charged off. As of December 31, 2016, $1.1 million of our allowance was related to impaired loans.

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

The following table sets forth the principal components of noninterest income for the periods indicated.

	For the Year Ended December 31,
	2016	2015
Service charges and fees	$2,479	$1,893
Investment brokerage revenue	221	199
Mortgage operations	1,419	205
Bank owned life insurance income	431	307
Net gain on sale of investment securities	24	24
Other noninterest income	315	269
Total noninterest income	$4,889	$2,897

Noninterest income for the years ended December 31, 2016 and 2015 was $4.9 million and $2.9 million, respectively. The primary reason for the increase in noninterest income was the inclusion of Keystone noninterest income for the full year 2016. Service charges and fees continued to be our largest source of noninterest income in 2016 with $2.5 million compared to $1.9 million in 2015. These service charges and fees are primarily generated by checking and savings accounts. Our mortgage operations produced noninterest income in 2016 of $1.4 million compared to $205 thousand in 2015. The inclusion of the Keystone mortgage operation for the full year 2016 was the primary reason for this large increase and we also worked in 2016 to increase the volume of mortgages originated by adding an originator in the Alexander City market.

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

The following table presents the primary components of noninterest expense for the periods indicated.

	For the Years Ended December 31,
	2016	2015
Salaries and employee benefits	$11,161	$6,284
Occupancy expenses	1,526	941
Equipment rentals, depreciation, and maintenance	805	474
Telephone and communications	207	131
Advertising and business development	324	459
Data processing	1,825	2,395
Foreclosed assets, net	77	167
Federal deposit insurance and other regulatory assessments	384	319
Legal and other professional services	691	1,022
Other operating expense	3,560	1,629
Total noninterest expense	$20,560	$13,821

Noninterest expense for the years ended December 31, 2016 and 2015 was $20.6 million and $13.8 million, respectively, an increase of $6.8 million, or 49.3%. The largest component of noninterest expense was salaries and employee benefits. The increase in most of the noninterest expense categories resulted primarily from the inclusion of Keystone salaries for the entire year of 2016. The decrease in data processing expense resulted because we recognized expense in 2015 for converting to a new core processing system. The decrease in advertising and business development expense resulted from reduced our advertising during 2016. The decrease in legal and other professional services expense was because we incurred significant legal and other professional service fees in 2015 related to the Keystone merger. Foreclosed assets expense is reported on a net basis and we recorded a net gain on the sale of foreclosed properties in 2016 of $133 thousand that reduced the net expense while in 2015 the net gain on sales of foreclosed properties was $58 thousand.

Income Tax Provision

Income tax expense of $3.5 million and $1.3 million was recognized during the years ended December 31, 2016 and 2015, respectively. The increase in income tax expense during 2016 was due to an increase in pre-tax income. The effective tax rate for the year 2016 was 30.7% compared to 34.8% for the year 2015. The effective tax rates are affected by items of income and expense that are not subject to federal and state taxation. The decrease in the effective tax rate in 2016 as compared to 2015 was primarily related increased tax exempt income on investment securities in 2016 and to non-deductible merger-related expenses incurred with the Keystone merger in 2015.

Comparison of Balance Sheets at December 31, 2016 and 2015

Overview

Our total assets increased $92.4 million, or 12.7%, from $718.0 million at December 31, 2015, to $810.4 million at December 31, 2016.  Loans increased by $82.2 million during 2016 and investment securities increased $38.6 million in 2016.  Cash and cash equivalents increased by $11.5 million during 2016.

Deposits at December 31, 2016 totaled $704.9 million, an increase of $94.5 million as compared to December 31, 2015. Noninterest-bearing deposits increased $60.9 million in 2016 and interest-bearing deposits increased $33.6 million. Our deposits increased during 2016 due to the successful business development efforts of our employees as we continue to move banking relationships from other financial institutions. Additionally, the Bank has also benefited from excess liquidity in the financial markets, as investors are unwilling to make long-term investments due to the low interest rate environment and elect to maintain cash in interest-bearing transaction and money market accounts.

Loans

Loans are our largest category of earning assets and typically provide higher yields than other types of earning assets. Associated with the higher loan yields are the inherent credit and liquidity risks that we attempt to control and counterbalance. Total loans averaged $495.7 million during the year ended December 31, 2016, or 72.8% of average earning assets, as compared to $288.9 million or 70.5% of average earning assets, for the year ended December 31, 2015. At December 31, 2016, total loans, net of unearned income, were $516.4 million, compared to $479.3 million at December 31, 2015, an increase of $37.1 million, or 7.7%.

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

The table below provides a summary of the loan portfolio composition as of the periods indicated.

COMPOSITION OF LOAN PORTFOLIO

	December 31, 2016		December 31, 2015
	Amount	% of Total	Amount	% of Total
Residential real estate:
Closed-end 1-4 family - first lien	$113,807	22.2%	$111,476	23.4%
Closed-end 1-4 family - junior lien	4,791	0.9%	5,246	1.1%
Multi-family	17,043	3.3%	17,553	3.7%
Total residential real estate	135,641	26.5%	134,275	28.2%
Commercial real estate:
Nonfarm nonresidential	161,198	31.5%	149,597	31.5%
Farmland	13,344	2.6%	15,456	3.3%
Total commercial real estate	174,542	34.1%	165,053	34.7%
Construction and land development:
Residential	27,228	5.3%	21,302	4.5%
Other	37,221	7.3%	34,459	7.2%
Total construction and land development	64,449	12.6%	55,761	11.7%
Home equity lines of credit	35,761	7.0%	32,969	6.9%
Commercial loans:
Other commercial loans	81,198	15.8%	71,247	15.0%
Agricultural	887	0.2%	946	0.2%
State, county, and municipal loans	8,719	1.7%	7,414	1.6%
Total commercial loans	90,804	17.7%	79,607	16.7%
Consumer loans	20,858	4.1%	19,557	4.1%
Total gross loans	522,055	101.9%	487,222	102.5%
Allowance for loan losses	(4,007)	-0.8%	(3,827)	-0.8%
Net deferred loan fees and discounts	(5,614)	-1.1%	(7,951)	-1.7%
Net loans	$512,434	100.0%	$475,444	100.0%

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

The principal component of our loan portfolio is real estate mortgage loans on residential and commercial properties. At December 31, 2016, this category totaled $345.9 million and represented 66.3% of the total loan portfolio, compared to $332.3 million, or 68.2% of the total loan portfolio at year-end 2015. Residential real estate loans increased in 2016 $1.4 million, or 1.0%, and commercial real estate loans increased $9.5 million, or 5.8%. Home equity lines of credit increased $2.8 million, or 8.5%.

Real estate construction loans totaled $64.5 million at December 31, 2016, an increase $7.5 million, or 13.5%, over $55.8 million at December 31, 2015. This loan type accounted for 12.3% and 11.4% of our total loan portfolio at December 31, 2016 and December 2015, respectively.

Commercial and industrial loans totaled $90.8 million at December 31, 2016, compared to $79.6 million at December 31, 2015, an increase of  $11.2 million, or 14.1% during 2016. We expect this growth trend with respect to commercial and industrial loans to continue as economic conditions improve.

The repayment of loans is a source of additional liquidity for us. The following table sets forth our loans maturing within specific intervals at December 31, 2016.

LOAN MATURITY AND SENSITIVITY TO CHANGES IN INTEREST RATES

		Over one
	One year	year through	Over five
	or less	five years	years	Total
Residential real estate:
Closed-end 1-4 family - first lien	$14,086	$76,723	$22,998	$113,807
Closed-end 1-4 family - junior lien	1,139	2,993	659	4,791
Multi-family	476	8,460	8,107	17,043
Total residential real estate	15,701	88,176	31,764	135,641
Commercial real estate:
Nonfarm nonresidential	33,194	96,071	31,933	161,198
Farmland	3,898	8,560	886	13,344
Total commercial real estate	37,092	104,631	32,819	174,542
Construction and land development:
Residential	26,198	537	493	27,228
Other	14,199	19,959	3,063	37,221
Total construction and land development	40,397	20,496	3,556	64,449
Home equity lines of credit	631	6,758	28,372	35,761
Commercial loans:
Other commercial loans	33,971	37,988	9,239	81,198
Agricultural	676	211	—	887
State, county, and municipal loans	135	5,075	3,509	8,719
Total commercial loans	34,782	43,274	12,748	90,804
Consumer loans	4,515	12,668	3,675	20,858
Total gross loans	$133,118	$276,003	$112,934	$522,055

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

The following tables summarize the amortized cost and fair value of securities available-for-sale at December 31, 2016 and 2015.

INVESTMENT SECURITIES

	December 31, 2016		December 31, 2015
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Securities available for sale:
Residential mortgage-backed	$111,611	$108,675	$60,756	$60,685
U.S. govt. sponsored enterprises	15,506	15,327	22,985	22,953
State, county, and municipal	57,837	57,586	58,018	59,023
Corporate debt obligations	1,819	1,773	2,057	2,060
Totals	$186,773	$183,361	$143,816	$144,721

The following table shows the scheduled maturity and average yields of our securities at December 31, 2016.

INVESTMENT SECURITIES MATURITY DISTRIBUTION AND YIELDS

			After one year but		After five years but
	Within one year		within five years		within ten years		After ten years		Other securities
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U.S. govt. sponsored enterprises	$1,001	0.76%	$6,718	1.85%	$879	2.99%	$6,729	2.13%	$-	---%
State, county, and municipal	2,938	1.04%	15,676	1.26%	10,609	1.80%	28,363	2.77%	-	---%
Corporate debt obligations	—	---%	454	2.41%	981	2.15%	338	3.73%	—	---%
Residential mortgage-backed	—	---%	—	---%	—	---%	—	---%	108,675	1.97%
Totals	$3,939	0.97%	$22,848	1.46%	$12,469	1.91%	$35,430	2.66%	$108,675	1.97%

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

The following table presents a summary of changes in the allowance for loan losses for the periods and dates indicated.

ALLOWANCE FOR LOAN LOSSES

	Year Ended:
	December 31,	December 31,
Amounts in thousands, (except percentages)	2016	2015
Allowance for loan losses at beginning of period	$3,827	$3,778
Charge-offs:
Mortgage loans on real estate:
Residential	14	—
Commercial real estate	15	267
Construction and land development	—	—
Equity lines of credit	141	333
Total mortgage loans on real estate	170	600
Commercial	618	90
Consumer	56	126
Total charge-offs	844	816
Recoveries:
Mortgage loans on real estate:
Residential	5	1
Commercial real estate	—	—
Construction and land development	25	192
Equity lines of credit	17	16
Total mortgage loans on real estate	47	209
Commercial	78	57
Consumer	21	43
Total recoveries	146	309
Net Charge-offs	698	507
Provision for loan losses	878	556
Allowance for loan losses at end of period	$4,007	$3,827
Total loans outstanding, net of deferred loan fees and discounts	$516,441	$479,271
Average loans outstanding, net of deferred loan fees	$495,687	$288,931
Allowance for loan losses to period end loans	0.78%	0.80%
Net charge-offs to average loans (annualized)	0.14%	0.18%

The preceding table does not include the allowance for loan losses of Keystone. In accordance with ASC Topic 805, Business Combinations, Keystone’s allowance for loan losses was not brought forward at acquisition; rather, the acquired loans were recorded at fair value and any discount to fair value was recorded against the loans rather than as an allowance for loan losses. No portion of the discount was deemed related to credit quality. The total discount was recorded as an accretable discount and is accreted into interest income over the life of the loans using the level yield method. At December 31, 2016, Keystone’s acquired loan portfolio totaled $111.8 million and had a related accretable discount of $4.8 million. At December 31, 2015, Keystone’s acquired loan portfolio totaled $176.3 million and had a related accretable discount of $7.2 million. During 2016, discount accretion of $2.4 million was recognized in interest income on loans.

Overall, asset quality indicators have continued to improve, and, as a result, provision expense has been minimal for the Bank’s loan portfolio. During the years ended December 31, 2016 and 2015, we recorded provision expense of $878 thousand and $556 thousand, respectively.

Allocation of Our Allowance for Loan Losses

While no portion of our allowance for loan losses is in any way restricted to any individual loan or group of loans and the entire allowance is available to absorb losses from any and all loans, the following table represents management’s allocation of our allowance for loan losses to specific loan categories for the periods indicated.

ALLOCATION OF ALLOWANCE FOR LOAN LOSSES

	As of December 31,
	2016		2015
	Amount	Percent of Allowance in each Category to Total Allowance	Amount	Percent of Allowance in each Category to Total Allowance
Residential real estate	$563	14.1%	$368	9.6%
Commercial real estate	1,506	37.6%	1,302	34.0%
Construction and land development	723	18.0%	569	14.9%
Home equity lines of credit	187	4.7%	150	3.9%
Commercial	829	20.7%	1,250	32.7%
Consumer	199	5.0%	188	4.9%
Total	$4,007	100.0%	$3,827	100.0%

Nonperforming Assets

The following table presents our nonperforming assets for the dates indicated.

NONPERFORMING ASSETS

	December 31,
	2016	2015
Nonaccrual loans	$4,386	$3,086
Accruing loans past due 90 days or more	39	237
Total nonperforming loans	4,425	3,323
Foreclosed assets	1,151	1,949
Total nonperforming assets	$5,576	$5,272
Allowance for loan losses to period end loans	0.78%	0.80%
Allowance for loan losses to period end nonperforming loans	90.55%	115.17%
Net charge-offs to average loans (annualized)	0.14%	0.18%
Nonperforming assets to period end loans and foreclosed property	1.08%	1.10%
Nonperforming loans to period end loans	0.86%	0.69%
Nonperforming assets to total assets	0.69%	0.73%
Period end loans	516,441	479,271
Period end total assets	810,417	718,034
Allowance for loan losses	4,007	3,827
Average loans for the period	495,687	288,931
Net charge-offs for the period	698	507
Period end loans plus foreclosed property	517,592	481,220

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

Total nonperforming assets increased $304 thousand to $5.6 million at December 31, 2016, from $5.2 million at December 31, 2015. Total nonperforming assets as a percentage of total assets decreased .04% from .73% at December 31, 2015 to .69% at December 31, 2016. Improving asset quality has been and will continue to be a primary focus of management.

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

The following table details the composition of our deposit portfolio as of the dates indicated.

COMPOSITION OF DEPOSITS

	December 31, 2016		December 31, 2015
		Percent of		Percent of
	Amount	Total	Amount	Total
Demand deposits, noninterest-bearing	$185,270	26.3%	$124,345	20.4%
Demand deposits, interest-bearing	197,509	28.0%	174,827	28.6%
Money market accounts	160,677	22.8%	149,664	24.5%
Savings deposits	24,022	3.4%	19,524	3.2%
Time certificates of $250 or more	32,991	4.7%	30,929	5.1%
Other time certificates	104,444	14.8%	111,110	18.2%
Totals	$704,913	100.0%	$610,399	100.0%

Total deposits were $704.9 million at December 31, 2016, an increase of $94.5 million, or 14.6%, from December 31, 2015. Noninterest-bearing demand deposits and interest-bearing demand deposits increased a combined total of $83.6 million, or 27.9% from December 31, 2015 to December 31, 2016. These two categories of deposits are our least expensive source of funding for interest-earning assets.

The following table details the maturities of our time deposits which consist entirely of certificates of deposit.

MATURITIES OF CERTIFICATES OF DEPOSIT

		CDs	CDs
		$100	Less Than
	All CDs	or more	$100
Three months or less	$31,597	$19,802	$11,795
Greater than three months through six months	26,507	17,093	9,414
Greater than six months through one year	35,001	22,502	12,499
Greater than one year through three years	32,306	19,215	13,091
Greater than three years	12,024	8,569	3,455
Total	$137,435	$87,181	$50,254

Deposit growth has benefited to a large extent from uncertainty in the financial markets, which has increased the liquidity of many banks as consumers and businesses look for safe places for liquidity, thereby increasing bank deposits.

Other Funding Sources

We supplement our deposit funding with wholesale funding when needed for balance sheet planning or when the terms are attractive and will not disrupt our offering rates in our markets. A source that we have used for wholesale funding is the Federal Home Loan Bank of Atlanta (“FHLB”). At December 31, 2016 the Bank did not have any borrowings outstanding with FHLB. We did have FHLB borrowings of $10.5 million at December 31, 2015.

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

Cash and cash equivalents at December 31, 2016 and 2015 were $42.5 million and $31.0 million, respectively. Based on the recorded cash and cash equivalents, our liquidity resources were sufficient at December 31, 2016 to fund loans and meet other cash needs as necessary.

Contractual Obligations

While our liquidity monitoring and management considers both present and future demands for and sources of liquidity, the following table of contractual commitments focuses only on future obligations.

		Due after 1	Due after 3
	Due in 1	through	through	Due after
	year or less	3 years	5 years	5 years	Total
Certificates of deposit of less than $100	$33,708	$13,091	$3,455	$—	$50,254
Certificates of deposit of $100 or more	59,397	19,215	8,569	—	87,181
Securities sold under agreements to repurchase	13,034	—	—	—	13,034
Operating leases	502	987	951	1,007	3,447
Total contractual obligations	$106,641	$33,293	$12,975	$1,007	$153,916

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

Our off-balance sheet arrangements are summarized in the following table for the periods indicated.

CREDIT EXTENSION COMMITMENTS

	December 31, 2016	December 31, 2015
Commitments to extend credit	$108,564	$101,238
Stand-by and performance letters of credit	2,219	2,935
Total	$110,783	$104,173

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

The following table illustrates our interest rate sensitivity at December 31, 2016, assuming that the relevant assets and liabilities are collected and paid, respectively, based upon historical experience rather than their stated maturities.

INTEREST SENSITIVITY ANALYSIS

	0-1 Mos	1-3 Mos	3-12 Mos	1-2 Yrs	2-3 Yrs	>3 Yrs	Total
Interest earning assets
Loans	$130,415	$31,159	$106,904	$82,789	$60,308	$104,866	$516,441
Securities	1,695	6,255	21,346	28,971	26,846	98,248	183,361
Certificates of deposit in banks	1,432	—	—	1,246	473	2,312	5,463
Cash balances in banks	25,170	—	—	—	—	—	25,170
Total interest earning assets	$158,712	$37,414	$128,250	$113,006	$87,627	$205,426	$730,435
Interest bearing liabilities
Interest bearing transaction accounts	$82,984	$3,879	$17,470	$23,292	$23,292	$46,592	$197,509
Savings and money market accounts	105,255	3,279	14,732	19,643	19,643	22,147	184,699
Time deposits	19,355	20,571	56,887	22,560	7,184	10,878	137,435
Securities sold under agreements to repurchase	13,034	—	—	—	—	—	13,034
Note payable	—	268	804	1,071	1,071	3,214	6,428
Total interest bearing liabilities	$220,628	$27,997	$89,893	$66,566	$51,190	$82,831	$539,105
Interest sensitive gap
Period gap	$(61,916)	$9,417	$38,357	$46,440	$36,437	$122,595	$191,330
Cumulative gap	$(61,916)	$(52,499)	$(14,142)	$32,298	$68,735	$191,330
Cumulative gap - Rate Sensitive Assets/ Rate
Sensitive Liabilities	(8.5)%	(7.2)%	(1.9)%	4.4%	9.4%	26.2%

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

MARKET RISK

	Impact on net interest income
	As of December 31, 2016	As of December 31, 2015
Change in prevailing rates:
+ 400 basis points	(0.40)%	(0.87)%
+ 300 basis points	0.20%	(0.49)%
+ 200 basis points	0.48%	(0.81)%
+ 100 basis points	0.38%	(0.79)%
+ 0 basis points	—	—
- 100 basis points	(3.10)%	0.16%
- 200 basis points	(8.68)%	(3.10)%
- 300 basis points	(10.50)%	(4.56)%
- 400 basis points	(11.52)%	(5.50)%

Capital Resources

Total shareholders’ equity at December 31, 2016 was $82.5 million, or 10.2% of total assets. At December 31, 2015, total shareholders’ equity was $74.9 million, or 10.4% of total assets. The increase in shareholders’ equity for 2016 was attributable net income and the exercise of stock options and warrants. Options and warrants were exercised in 2016 on a total of 273,294 shares with proceeds of $2.5 million.

The bank regulatory agencies have established risk-based capital requirements for banks. These guidelines are intended to provide an additional measure of a bank’s capital adequacy by assigning weighted levels of risk to asset categories. Banks are also required to systematically maintain capital against “off-balance sheet” activities such as loans sold with recourse, loan commitments, guarantees, and standby letters of credit. These guidelines are intended to strengthen the quality of capital by increasing the emphasis on common equity and restricting the amount of loan loss reserves and other forms of equity, such as preferred stock, that may be included in capital. Certain items, such as goodwill and other intangible assets, are deducted from total capital in arriving at the various regulatory capital measures such as Tier 1 capital and total risk based capital. Our objective is to maintain the Bank’s current status as a “well-capitalized institution,” as that term is defined by the Bank’s regulators. As of December 31, 2016, RB&T was “well-capitalized” under the regulatory framework for prompt corrective action.

Changes to the regulatory guidelines for bank capital levels that became effective January 1, 2015, the minimum ratio of total capital to risk-weighted assets (including certain off-balance sheet activities such as standby letters of credit) is 8%. The required ratio of “Tier 1 Capital” (consisting generally of shareholders’ equity and qualifying preferred stock, less certain goodwill items and other intangible assets) to risk-weighted assets is 6%. While there was previously no required ratio of “Common Equity Tier 1 Capital” (which generally consists of common stock, retained earnings, certain qualifying capital instruments issued by consolidated subsidiaries, and Accumulated Other Comprehensive Income, subject to adjustments) to total risk-weighted assets, a required minimum ratio of 4.5% became effective on January 1, 2015, as well. The remainder of total capital, or “Tier 2 Capital,” may consist of (a) the allowance for loan losses of up to 1.25% of risk-weighted assets, (b) preferred stock not qualifying as Tier 1 Capital, (c) hybrid capital instruments, (d) perpetual debt, (e) mandatory convertible securities, and (f) certain subordinated debt and intermediate-

term preferred stock up to 50% of Tier 1 Capital. Total Capital is the sum of Tier 1 Capital and Tier 2 Capital (which is included only to the extent of Tier 1 Capital), less reciprocal holdings of other banking organizations’ capital instruments, investments in unconsolidated subsidiaries, and any other deductions as determined by the appropriate regulator.

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

The following table presents the Bank’s capital amounts and ratios with the required minimum levels for capital adequacy purposes including the phase in of the capital conservation buffer under Basel III and minimum levels to be well capitalized (as defined) under the regulatory prompt corrective action regulations.

The following table contains selected capital ratios at December 31, 2016 and 2015 for the Bank.

CAPITAL ADEQUACY ANALYSIS

As of December 31, 2016:	Actual		Required For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (To Risk-Weighted Assets)	$81,719	13.680%	$51,522	>= 8.625%	$59,736	>= 10.000%
Common Equity Tier 1 Capital (To Risk- weighted Assets)	77,712	13.010%	30,613	>= 5.125%	38,826	>= 6.500%
Tier 1 Capital (To Risk-Weighted Assets)	77,712	13.010%	39,573	>= 6.625%	47,786	>= 8.000%
Tier 1 Capital (To Average Assets)	77,712	9.960%	31,210	>= 4.000%	39,012	>= 5.000%

As of December 31, 2015:	Actual		Required For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (To Risk-Weighted Assets)	$75,020	13.89%	$43,208	>= 8.00%	$54,010	>= 10.00%
Common Equity Tier 1 Capital (To Risk- weighted Assets)	71,193	13.18%	24,307	>= 4.50%	35,110	>= 6.50%
Tier 1 Capital (To Risk-Weighted Assets)	71,193	13.18%	32,410	>= 6.00%	43,213	>= 8.00%
Tier 1 Capital (To Average Assets)	71,193	15.76%	18,069	>= 4.00%	22,587	>= 5.00%

The Bank’s Total Capital ratio and Tier 1 Capital (To Risk-weighted Assets) ratio declined from year-end 2015 to year-end 2016 primarily because of growth in loans. Despite the reduction, the ratios remain above the levels for the Bank to be deemed well-capitalized.

The Bank’s Tier 1 Capital (To Average Assets) ratio, or leverage ratio, for December 31, 2015 of 15.76% was substantially higher than at December 31, 2016. The ratio was impacted by the utilization of adjusted average assets for the quarter ended that date that included the average adjusted assets of RB&T for the entire quarter ended December 31, 2015 and the adjusted average Keystone assets only for one day because the merger took place on the last day of the quarter. This calculation was done in compliance with the regulatory guidelines. For comparative purposes, if the adjusted assets of Keystone were included for the entire quarter ended December 31, 2015, the ratio would have been 10.08%.

Banking regulations limit the amount of dividends that a bank may pay without approval of the regulatory authorities. These restrictions are based on the bank’s level of regulatory classified assets, prior years’ net earnings and ratio of equity capital to assets. As of December 31, 2016, the maximum amount of dividend the Bank could declare payable to the Company was approximately $11.2 million.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.  However, see Item 8 “Interest Sensitivity and Market Risk”

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

River Financial Corporation and Subsidiary

Prattville, Alabama

We have audited the accompanying consolidated statement of financial condition of River Financial Corporation and Subsidiary as of December 31, 2016, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for the year then ended. River Financial Corporation’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of River Financial Corporation and Subsidiary as of December 31, 2016, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Birmingham, Alabama

March 27, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

River Financial Corporation and subsidiary

Prattville, Alabama

We have audited the accompanying consolidated statement of financial condition of River Financial Corporation and subsidiary as of December 31, 2015, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of River Financial Corporation and subsidiary as of December 31, 2015, and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

Atlanta, Georgia

March 28, 2016

235 Peachtree Street, NE	Suite 1800	Atlanta, GA 30303	Phone 404.588.4200	404.588.4222
A member of Allinial Global

RIVER FINANCIAL CORPORATION

Consolidated Statements of Financial Condition

(in thousands except share data)

Assets	December 31, 2016	December 31, 2015
Cash and due from banks	$17,329	$12,415
Interest-bearing deposits in banks	25,170	18,580
Federal funds sold	-	7
Cash and cash equivalents	42,499	31,002
Certificates of deposit in banks	5,463	6,070
Securities available-for-sale	183,361	144,721
Loans held for sale	7,734	2,771
Loans, net of unearned income	516,441	479,271
Less allowance for loan losses	(4,007)	(3,827)
Net loans	512,434	475,444
Premises and equipment, net	21,472	20,553
Accrued interest receivable	2,376	2,234
Bank owned life insurance	15,161	14,731
Foreclosed assets	1,151	1,949
Deferred income taxes	3,352	2,445
Core deposit intangible	2,119	2,763
Goodwill	10,050	9,410
Other assets	3,245	3,941
Total assets	$810,417	$718,034
Liabilities and Stockholders' Equity
Noninterest-bearing deposits	$185,270	$124,345
Interest-bearing deposits	519,643	486,054
Total deposits	704,913	610,399
Securities sold under agreements to repurchase	13,034	10,166
Federal Home Loan Bank advances	-	10,500
Note payable	6,428	-
Payable to Keystone shareholders	-	7,274
Accrued interest payable and other liabilities	3,592	4,771
Total liabilities	727,967	643,110
Commitments
Stockholders' Equity
Common stock ($1 par value; 10,000,000 shares authorized; 5,090,901 and 4,876,104 shares issued; 5,080,857 and 4,809,594 shares outstanding, respectively)	5,091	4,876
Additional paid in capital	64,656	62,493
Retained earnings	15,032	7,941
Accumulated other comprehensive income (loss)	(2,153)	571
Treasury stock at cost (10,044 and 66,510 shares, respectively)	(176)	(957)
Total stockholders' equity	82,450	74,924
Total liabilities and stockholders' equity	$810,417	$718,034

The accompanying notes are an integral part of these financial statements.

RIVER FINANCIAL CORPORATION

Consolidated Statements of Income

(in thousands except per share data)

	For the Twelve Months Ended
	December 31,
	2016	2015
Interest income:
Loans, including fees	$27,169	$14,028
Taxable securities	1,805	1,559
Nontaxable securities	1,109	726
Federal funds sold	30	3
Other interest income	196	20
Total interest income	30,309	16,336
Interest expense:
Deposits	2,047	1,161
Securities sold under agreements to repurchase	16	18
Federal Home Loan Bank advances	40	42
Note payable	250	-
Total interest expense	2,353	1,221
Net interest income	27,956	15,115
Provision for loan losses	878	556
Net interest income after provision for loan losses	27,078	14,559
Noninterest income:
Service charges and fees	2,479	1,893
Investment brokerage revenue	221	199
Mortgage operations	1,419	205
Bank owned life insurance income	431	307
Net gain on sale of investment securities	24	24
Other noninterest income	315	269
Total noninterest income	4,889	2,897
Noninterest expense:
Salaries and employee benefits	11,161	6,284
Occupancy expenses	1,526	941
Equipment rentals, depreciation, and maintenance	805	474
Telephone and communications	207	131
Advertising and business development	324	459
Data processing	1,825	2,395
Foreclosed assets, net	77	167
Federal deposit insurance and other regulatory assessments	384	319
Legal and other professional services	691	1,022
Other operating expense	3,560	1,629
Total noninterest expense	20,560	13,821
Income before income taxes	11,407	3,635
Provision for income taxes	3,504	1,266
Net income	$7,903	$2,369
Basic net earnings per common share	$1.57	$0.79
Diluted net earnings per common share	$1.55	$0.76

The accompanying notes are an integral part of these financial statements.

RIVER FINANCIAL CORPORATION

Consolidated Statements of Comprehensive Income

(in thousands)

	For the Twelve Months Ended
	December 31,
	2016	2015
Net income	$7,903	$2,369
Other comprehensive income (loss), net of tax:
Investment securities available-for-sale:
Net unrealized losses	(4,293)	(65)
Reclassification adjustments for net gains realized in net income	(24)	(24)
Income tax effect	1,593	54
Other comprehensive loss	(2,724)	(35)
Comprehensive income	$5,179	$2,334

The accompanying notes are an integral part of these financial statements.

RIVER FINANCIAL CORPORATION

Consolidated Statements of Changes in Stockholders' Equity

(in thousands except share and per share data)

	Common Stock	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' Equity
Balance at December 31, 2014	$3,058	$35,175	$5,991	$606	$(799)	$44,031
Net income	—	—	2,369	—	—	2,369
Other comprehensive loss	—	—	—	(35)	—	(35)
Shares exchanged with Keystone shareholders	1,818	27,278	—	—	—	29,096
Exercise of stock options (4,500 shares)	—	(10)	—	—	61	51
Purchase of treasury shares (23,344 shares)	—	—	—	—	(369)	(369)
Sale of treasury shares (11,109 shares)	—	28	—	—	150	178
Dividends declared ($0.14 per share)	—	—	(419)	—	—	(419)
Stock compensation expense	—	22	—	—	—	22
Balance at December 31, 2015	4,876	62,493	7,941	571	(957)	74,924
Net income	—	—	7,903	—	—	7,903
Other comprehensive loss	—	—	—	(2,724)	—	(2,724)
Adjustment to Keystone merger fair values	—	640	—	—	—	640
Exercise of stock options and warrants (273,294 shares)	207	1,342	—	—	957	2,506
Issuance of common stock (8,013 shares)	8	123	—	—	—	131
Purchase of treasury shares (21,039 shares)	—	—	—	—	(363)	(363)
Sale of treasury shares (10,995 shares)	—	1	—	—	187	188
Dividends declared ($0.16 per share)	—	—	(812)	—	—	(812)
Stock compensation expense	—	57	—	—	—	57
Balance at December 31, 2016	$5,091	$64,656	$15,032	$(2,153)	$(176)	$82,450

The accompanying notes are an integral part of these financial statements.

RIVER FINANCIAL CORPORATION

Consolidated Statements of Cash Flows

(in thousands)

	For the Twelve Months Ended December 31,
	2016	2015
Cash Flows From (Used For) Operating Activities (net of effect of business combination):
Net Income	$7,903	$2,369
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	878	556
Provision for losses on foreclosed assets	180	175
Amortization of securities available-for-sale	1,798	1,348
Accretion of securities available-for-sale	(32)	(4)
Accretion of acquired loans	(2,353)	—
Realized net gain on securities available-for-sale	(24)	(24)
Amortization of deferred loan fees	(987)	(240)
Amortization of core deposit intangible	644	—
Stock compensation expense	57	22
Bank owned life insurance income	(431)	(307)
Depreciation and amortization of premises and equipment	849	524
Gain on sale of foreclosed assets	(133)	(58)
Deferred income tax (benefit)	686	(669)
(Increase) decrease in operating assets and (Decrease) increase in operating liabilities:
Loans held-for-sale	(4,963)	163
Accrued interest receivable	(142)	58
Other assets	134	(83)
Accrued interest payable and other liabilities	(1,180)	1,593
Net cash from operating activities	2,884	5,423
Cash Flows From (Used For) Investing Activities (net of effect of business combination):
Maturity of certificate of deposit	607	1,992
Activity in securities available-for-sale:
Sales	24,297	19,160
Maturities, payments, calls	19,427	19,510
Purchases	(88,423)	(20,175)
Loan principal originations, net	(34,788)	(45,457)
Net cash received in acquisition	—	10,534
Proceeds from sale of foreclosed assets	1,055	1,258
Payment to Keystone shareholders	(7,274)	—
Purchases of premises and equipment	(1,768)	(2,067)
Sale of restricted equity securities, net	519	11
Net cash used for investing activities	(86,348)	(15,234)
Cash Flows From (Used For) Financing Activities (net of effect of business combination):
Net increase (decrease) in deposits	94,515	15,880
Net increase (decrease) in securities sold under agreements to repurchase	2,868	2,123
Repayment of Federal Home Loan Bank advances	(10,500)	(2,000)
Proceeds from issuance of note payable	7,500	—
Repayment of note payable	(1,072)	—
Proceeds from issuance of common stock	131	—
Proceeds from exercise of common stock options	2,506	51
Purchase of treasury stock	(363)	(369)
Sale of treasury stock	188	178
Cash dividends	(812)	(419)
Net cash from financing activities	94,961	15,444
Net Change In Cash And Cash Equivalents	11,497	5,633
Cash and Cash Equivalents At Beginning Of Period	31,002	25,369
Cash and Cash Equivalents At End Of Period	$42,499	$31,002
Supplemental Disclosures Of Cash Flows Information:
Cash Payments For:
Interest paid to depositors	$2,048	$1,080
Interest paid on borrowings	$309	$56
Income taxes	$2,049	$1,827
Non-cash investing and financing activities:
Assets acquired in merger	$—	$251,794

Liabilities assumed in merger	$—	$215,424
Transfer of loans to foreclosed assets	$304	$201

The accompanying notes are an integral part of these financial statements.

RIVER FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

(1) Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of River Financial Corporation (the “Company”) and its wholly-owned banking subsidiary, River Bank and Trust (“RB&T”, the “Bank”). The Bank provides a full range of commercial and consumer banking services in Alabama, including metropolitan Montgomery, Lee County, Tallapoosa County, and Etowah County in Alabama. RB&T is primarily regulated by the Federal Deposit Insurance Corporation (“FDIC”) and the Alabama Banking Department. The Bank undergoes periodic examinations by these regulatory agencies. The Company is regulated by the Federal Reserve Bank (“FRB”) and is also subject to periodic examinations.

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

Cash and Cash Equivalents

Cash equivalents include amounts due from banks, interest-bearing deposits with the Federal Reserve Bank of Atlanta (“FRB”), Federal Home Loan Bank (“FHLB”), correspondent banks, and federal funds sold. Generally, federal funds are sold for one-day periods. The Company is required to maintain average reserve balances with the FRB or in cash. At December 31, 2016 and 2015, the Company’s reserve requirements were approximately $2.4 million and $3.6 million, respectively.

Investment Securities

The Company classifies its securities in one of three categories: trading, available-for-sale, or held-to-maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held-to-maturity securities are those securities that the Company has the ability and intent to hold until maturity. All securities not included in trading or held-to- maturity are classified as available-for-sale. At December 31, 2016 and 2015, all securities are classified as available-for-sale.

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

Mortgage Loans Held-for-Sale

Mortgage loans held-for-sale are carried at the lower of aggregate cost or estimated market value. Gains and losses on loans held-for-sale are included in the determination of income for the period in which the sales occur. At December 31, 2016 and 2015, the cost of loans held-for-sale approximates the market value.

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

Accumulated Other Comprehensive Income

At December 31, 2016 and 2015, accumulated other comprehensive income (loss) consisted of net unrealized gains (losses) on investment securities available-for-sale.

Net Earnings per Common Share

Basic earnings per common share are computed by dividing net income by the weighted-average number of shares of common stock outstanding during the year. Diluted earnings per common share are computed by dividing net income by the effect of the issuance of potential common shares that are dilutive and by the sum of the weighted-average number of shares of common stock outstanding. Anti-dilutive potential common shares are excluded from the diluted earnings per share computation. At December 31, 2016 and 2015, there were no antidilutive potential common shares.

The reconciliation of the components of basic and diluted earnings per share is as follows (amounts in thousands, except per share amounts):

	For the Year Ended December 31,
	2016	2015
Net income available to common shareholders	$7,903	$2,369
Weighted average common shares outstanding	5,023,617	2,995,523
Dilutive effect of stock options	60,659	58,982
Dilutive effect of stock warrants	3,242	50,625
Diluted common shares	5,087,518	3,105,130
Basic earnings per common share	$1.57	$0.79
Diluted earnings per common share	$1.55	$0.76

Segment Reporting

ASC Topic 280 “Segment Reporting,” provides for the identification of reportable segments on the basis of distinct business units and their financial information to the extent such units are reviewed by an entity’s chief decision maker (which can be an individual or group of management persons).  ASC Topic 280 permits aggregation or combination of segments that have similar characteristics.  In the Company’s operations, each bank branch is viewed by management as being a separately identifiable business or segment from the perspective of monitoring performance and allocation of financial resources.  Although the branches operate independently and are managed and monitored separately, each is substantially similar in terms of business focus, type of customers, products, and services.  Accordingly, the Company’s consolidated financial statements reflect the presentation of segment information on an aggregated basis in one reportable segment.

Reclassifications

Certain 2015 amounts have been reclassified to conform to the presentation used in 2016. These reclassifications had no material effect on the operations, financial condition or cash flows of the Company.

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

In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. ASU 2015-16 simplifies the accounting for measurement-period adjustments in a business combination by requiring the acquirer to recognize adjustments to provisional amounts identified during the measurement period in the reporting period in which the adjustments are determined, thereby eliminating the requirement to retrospectively account for those adjustments. The acquirer is also required to record in the reporting period in which the adjustments are determined the effect on earnings of changes in depreciation, amortization and other items resulting from the change to the provisional amounts. ASU 2015-16 is effective for annual periods beginning after December 31, 2015, with early application permitted, and applies to adjustments to provisional amounts that occur after the effective date. The Company did adopt this ASU during the first quarter of 2016 and applied its provisions to the adjustments to goodwill during the first quarter of 2016 as discussed in Note 18.

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

(2) Business Combination

On December 31, 2015, the Company completed its merger with Keystone Bancshares, Inc. (“Keystone”), a bank holding company headquartered in Auburn, Alabama. At that time, Keystone’s wholly-owned banking subsidiary, Keystone Bank (“KSB”) was merged with and into RB&T. KSB had a total of three banking locations located in Auburn, Opelika, and Gadsden, Alabama. Upon consummation of the acquisition, Keystone was merged with and into the Company, with the Company as the surviving entity in the merger. Keystone’s common shareholders received one (1) share of the Company’s common stock and $4.00 in cash in exchange for each share of Keystone’s common stock. The Company paid cash totaling $7,274,000 and issued 1,818,492 shares of the Company’s common stock. The aggregate estimated value of the consideration given was approximately $36.5 million. The Company recorded $10.1 of goodwill, which is nondeductible for tax purposes, as this acquisition was a nontaxable transaction. Merger expenses of approximately $673,000 were charged directly to other noninterest expenses.

The acquisition of Keystone was accounted for using the acquisition method of accounting in accordance with ASC 805, Business Combinations. Assets acquired, liabilities assumed and consideration exchanged were recorded at their respective acquisition date fair values. Determining the fair value of assets and liabilities is a complicated process involving significant judgment regarding methods and assumptions used to calculate estimated fair values. Fair values are preliminary and are subject to refinement for up to one year after the closing date of the acquisition as additional information regarding the closing date fair values becomes available.  During 2016, the Company recognized the fair value of stock options and warrants totaling $639,695 to goodwill.

The following table presents the assets acquired and liabilities assumed of Keystone as of December 31, 2015, at their fair value estimates (amounts in thousands, except per share data):

	As Recorded By Keystone	Fair Value Adjustments		As Recorded By the Company
Cash and cash equivalents	$10,534	$—		$10,534
Bank owned certificates of deposit	6,135	(66)	(a)	6,069
Investment securities	33,986	355	(b)	34,341
Loans held for sale	2,813	(42)	(c)	2,771
Loans	176,329	(7,141)	(d)	169,188
Allowance for loan losses	2,371	(2,371)	(e)	—
Net loans	173,958	(4,770)		169,188
Premises and equipment, net	6,311	(1)	(f)	6,310
Bank owned life insurance and annuity	6,492	—		6,492
Other real estate and repossessions	865	(127)	(g)	738
Core deposit intangible	—	2,763	(h)	2,763
Other assets	2,614	564	(i)	3,178
Total Assets	$243,708	$(1,324)		$242,384
Noninterest-bearing deposits	$27,371	$—		$27,371
Interest-bearing deposits	178,838	336	(j)	179,174
Total deposits	206,209	336		206,545
FHLB advances	6,500	—		6,500
Other liabilities	2,379	—		2,379
Total Liabilities	215,088	336		215,424
Net identifiable assets acquired over liabilities assumed	28,620	(1,660)		26,960
Goodwill	—	10,050		10,050
Net assets acquired over liabilities assumed	$28,620	$8,390		$37,010
Consideration:
Shares of common stock issued	1,818,492
Estimated value per share of the Company's common stock	$16.00
Fair value of Company common stock issued	$29,096
Shares exchanged	1,818,492
Cash consideration paid per share	$4.00
Total cash consideration paid	$7,274
Fair value of Company common stock issued	$29,096
Total cash consideration paid	7,274
Fair Value of options and warrants	640
Fair value of total consideration transferred	$37,010

Explanation of fair value adjustments:

(a)	Adjustment reflects fair value adjustment of the certificates of deposit portfolio at acquisition date.
(b)	Adjustment reflects the fair value adjustment of the available-for-sale portfolio at acquisition date.
(c)	Adjustment reflects the fair value adjustment of the acquired loans held for sale at the acquisition date.
(d)	Adjustment reflects the fair value adjustment of the acquired loan portfolio at the acquisition date.
(e)	Adjustment reflects the elimination of Keystone's allowance for loan losses.
(f)	Adjustment reflects the fair value adjustment on Keystone's offices.
(g)	Adjustment reflects the fair value adjustment based on evaluation of the acquired other real estate and repossessed assets.
(h)	Adjustment reflects the recording of core deposit intangible asset.
(i)	Adjustment to record the net deferred tax asset created by purchase adjustments.
(j)	Adjustment to record the fair value adjustment to Keystone's certificates of deposit.

The discounts on loans will be accreted to interest income over the life of the loans using the level yield method. The core deposit intangible asset will be amortized over an eight-year life on an accelerated basis.

The following unaudited supplemental pro forma information is presented to show estimated results assuming Keystone was acquired as of the beginning of the earliest period presented. These unaudited pro forma results are not necessarily indicative of the operating results the Company would have achieved had it completed the acquisition as of January 1, 2015 and should not be considered as representative of future operating results (amounts in thousands).

For The Year Ended
December 31,
2015
Net interest income - pro forma (unaudited)	$25,180
Net earnings - pro forma (unaudited)	$6,194
Diluted earnings per common share - pro forma (unaudited)	$1.26

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

Because the loans acquired in the Keystone merger were acquired as of the close of business on December 31, 2015, none of the accretable yield on the acquired loans was accreted in the year ended December 31, 2015.  There was a total of $2,353,400 accreted to income from the acquired loan portfolio for the year ended December 31, 2016.

(3) Investment Securities

Investment securities available-for-sale at December 31, 2016 and 2015 are as follows (amounts in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2016:
Securities available-for-sale:
Residential mortgage-backed	$111,611	$63	$(2,999)	$108,675
U.S. govt. sponsored enterprises	15,506	44	(223)	15,327
State, county, and municipal	57,837	562	(813)	57,586
Corporate debt obligations	1,819	4	(50)	1,773
Totals	$186,773	$673	$(4,085)	$183,361

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2015:
Securities available-for-sale:
Residential mortgage-backed	$60,756	$224	$(295)	$60,685
U.S. govt. sponsored enterprises	22,985	114	(146)	22,953
State, county, and municipal	58,018	1,011	(6)	59,023
Corporate debt obligations	2,057	3	—	2,060
Totals	$143,816	$1,352	$(447)	$144,721

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

Details concerning investment securities with unrealized losses as of December 31, 2016 and 2015 are as follows (amounts in thousands):

	Less Than 12 Months		More Than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2016:
Securities available-for-sale:
Residential mortgage-backed	$98,033	$2,999	$-	$-	$98,033	$2,999
U.S. govt. sponsored enterprises	10,733	149	1,376	74	12,109	223
State, county & municipal	35,062	813	-	-	35,062	813
Corporate debt obligations	1,319	50	-	-	1,319	50
Totals	$145,147	$4,011	$1,376	$74	$146,523	$4,085
December 31, 2015:
Securities available-for-sale:
Residential mortgage-backed	$20,841	$110	$10,937	$185	$31,778	$295
U.S. govt. sponsored enterprises	9,489	13	4,820	133	14,309	146
State, county & municipal	—	—	557	6	557	6
Totals	$30,330	$123	$16,314	$324	$46,644	$447

At December 31, 2016, one hundred seventy-three out of two hundred fifty-seven securities were in a loss position. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysts’ reports. As management had the ability and intent to hold debt securities until maturity, no declines were deemed to be other than temporary as of December 31, 2016 and 2015.

The proceeds and gross gains and gross losses from sales of securities available-for-sale for the years ended December 31, 2016 and 2105 are as follows (in thousands):

	Year ended December 31:
	2016	2015
Realized Gains (Losses)-Securities Sales:
Gross gains	$95	$88
Gross losses	(71)	(64)
Investment securities gains, net	$24	$24
Proceeds from sales of investment securities	$24,297	$19,160

At December 31, 2016 and 2015, securities with a carrying value of approximately $29,873,000 and $22,230,000, respectively, were pledged to secure public deposits as required by law. At December 31, 2016 and 2015, the carrying value of securities pledged to secure repurchase agreements was approximately $18,392,000 and $13,333,000, respectively.

The amortized cost and estimated fair value of securities available-for-sale at December 31, 2016, by contractual maturity, are shown below (in thousands). Expected maturities will differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Securities available-for-sale
Less than 1 year	$3,944	$3,939
1 to 5 years	23,005	22,848
5 to 10 years	12,689	12,469
After 10 years	35,524	35,430
	75,162	74,686
Residential mortgage-backed securities	111,611	108,675
Totals	$186,773	$183,361

(4) Loans

Major classifications of loans at December 31, 2016 and 2015 are summarized as follows (in thousands):

	December 31, 2016		December 31, 2015
	Amount	% of Total	Amount	% of Total
Residential real estate:
Closed-end 1-4 family - first lien	$113,807	22.2%	$111,476	23.4%
Closed-end 1-4 family - junior lien	4,791	0.9%	5,246	1.1%
Multi-family	17,043	3.3%	17,553	3.7%
Total residential real estate	135,641	26.5%	134,275	28.2%
Commercial real estate:
Nonfarm nonresidential	161,198	31.5%	149,597	31.5%
Farmland	13,344	2.6%	15,456	3.3%
Total commercial real estate	174,542	34.1%	165,053	34.7%
Construction and land development:
Residential	27,228	5.3%	21,302	4.5%
Other	37,221	7.3%	34,459	7.2%
Total construction and land development	64,449	12.6%	55,761	11.7%
Equity lines of credit	35,761	7.0%	32,969	6.9%
Commercial loans:
Other commercial loans	81,198	15.8%	71,247	15.0%
Agricultural	887	0.2%	946	0.2%
State, county, and municipal loans	8,719	1.7%	7,414	1.6%
Total commercial loans	90,804	17.7%	79,607	16.7%
Consumer loans	20,858	4.1%	19,557	4.1%
Total gross loans	522,055	101.9%	487,222	102.5%
Allowance for loan losses	(4,007)	-0.8%	(3,827)	-0.8%
Net deferred loan fees and discounts	(5,614)	-1.1%	(7,951)	-1.7%
Net loans	$512,434	100.0%	$475,444	100.0%

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of December 31, 2016 and 2015 (amounts in thousands). The acquired loans are not included in the allowance for loan losses calculation, as these loans are recorded at fair value and there has been no further indication of credit deterioration that would require an additional provision.

	Real Estate Mortgage Loans
Allowance for Loan Losses	Residential	Commercial	Construction and Land Development	Home Equity Lines Of Credit	Commercial	Consumer	Total
Balance - December 31, 2015	$368	$1,302	$569	$150	$1,250	$188	$3,827
Provision for loan losses	243	219	136	164	26	140	928
Loan charge-offs	(14)	(15)	—	(141)	(487)	(187)	(844)
Loan recoveries	5	—	26	17	40	58	146
Balance - December 31, 2016	$563	$1,506	$723	$187	$829	$199	$4,007
Ending balance:
Individually evaluated for impairment	$53	$747	$—	$—	$456	$19	$1,275
Collectively evaluated for impairment	$510	$759	$723	$187	$373	$180	$2,732
Loans:
Individually evaluated for impairment	$1,201	$5,375	$31	$200	$685	$39	$7,531
Collectively evaluated for impairment	$134,440	$169,167	$64,418	$35,561	$90,119	$20,819	$514,524
Acquired loans with deteriorated credit quality	—	—	—	—	—	—	—
Percent of loans in each category to total loans	26.0%	33.4%	12.3%	6.9%	17.4%	4.0%	100.0%

	Real Estate Mortgage Loans
Allowance for Loan Losses	Residential	Commercial	Construction and Land Development	Home Equity Lines Of Credit	Commercial	Consumer	Total
Balance - December 31, 2014	$304	$1,267	$627	$437	$652	$491	$3,778
Provision for loan losses	63	302	(250)	30	631	(220)	556
Loan charge-offs	—	(267)	—	(333)	(90)	(126)	(816)
Loan recoveries	1	—	192	16	57	43	309
Balance - December 31, 2015	$368	$1,302	$569	$150	$1,250	$188	$3,827
Ending balance:
Individually evaluated for impairment	$—	$493	$45	$—	$776	$—	$1,314
Collectively evaluated for impairment	$368	$809	$524	$150	$474	$188	$2,513
Loans:
Individually evaluated for impairment	$1,444	$2,242	$100	$100	$1,443	$—	$5,329
Collectively evaluated for impairment	$132,726	$162,281	$55,634	$32,869	$78,020	$19,540	$481,070
Acquired loans with deteriorated credit quality	$105	$530	$27	$—	$144	$17	$823
Percent of loans in each category to total loans	27.6%	33.9%	11.4%	6.8%	16.3%	4.0%	100.0%

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

The following tables present impaired loans by class of loans as of December 31, 2016 and 2015 (amounts in thousands). The purchased credit-impaired loans are not included in these tables because they are carried at fair value and accordingly have no related associated allowance.

	Total	Impaired Loans	Impaired Loans
December 31, 2016	Impaired	With No	With	Allowance for
Nonaccruing Impaired Loans	Loans	Allowance	Allowance	Loan Losses
Mortgage loans on real estate:
Residential	$223	$96	$127	$53
Commercial real estate	3,470	1,010	2,460	430
Construction and land development	—	—	—	—
Total mortgage loans on real estate	3,693	1,106	2,587	483
Equity lines of credit	100	100	—	—
Commercial loans	93	93	—	—
Consumer loans	—	—	—	—
Total Loans	$3,886	$1,299	$2,587	$483

	Total	Impaired Loans	Impaired Loans
	Impaired	With No	With	Allowance for
Accruing Impaired Loans	Loans	Allowance	Allowance	Loan Losses
Mortgage loans on real estate:
Residential	$978	$978	$—	$—
Commercial real estate	1,905	589	1,316	317
Construction and land development	31	31	—	—
Total mortgage loans on real estate	2,914	1,598	1,316	317
Equity lines of credit	100	100	—	—
Commercial loans	592	136	456	456
Consumer loans	39	—	39	19
Total Loans	$3,645	$1,834	$1,811	$792

	Total	Impaired Loans	Impaired Loans
	Impaired	With No	With	Allowance for
Total Impaired Loans	Loans	Allowance	Allowance	Loan Losses
Mortgage loans on real estate:
Residential	$1,201	$1,074	$127	$53
Commercial real estate	5,375	1,599	3,776	747
Construction and land development	31	31	—	—
Total mortgage loans on real estate	6,607	2,704	3,903	800
Equity lines of credit	200	200	—	—
Commercial loans	685	229	456	456
Consumer loans	39	—	39	19
Total Loans	$7,531	$3,133	$4,398	$1,275

	Total	Impaired Loans	Impaired Loans
December 31, 2015	Impaired	With No	With	Allowance for
Nonaccruing Impaired Loans	Loans	Allowance	Allowance	Loan Losses
Mortgage loans on real estate:
Residential	$375	$375	$—	$—
Commercial real estate	1,415	1,050	365	188
Construction and land development	—	—	—	—
Total mortgage loans on real estate	1,790	1,425	365	188
Equity lines of credit	—	—	—	—
Commercial loans	1,021	—	1,021	491
Consumer loans	—	—	—	—
Total Loans	$2,811	$1,425	$1,386	$679

	Total	Impaired Loans	Impaired Loans
	Impaired	With No	With	Allowance for
Accruing Impaired Loans	Loans	Allowance	Allowance	Loan Losses
Mortgage loans on real estate:
Residential	$1,069	$1,069	$—	$—
Commercial real estate	827	—	827	304
Construction and land development	100	—	100	45
Total mortgage loans on real estate	1,996	1,069	927	349
Equity lines of credit	100	100	—	—
Commercial loans	422	—	422	285
Consumer loans	—	—	—	—
Total Loans	$2,518	$1,169	$1,349	$634

	Total	Impaired Loans	Impaired Loans
	Impaired	With No	With	Allowance for
Total Impaired Loans	Loans	Allowance	Allowance	Loan Losses
Mortgage loans on real estate:
Residential	$1,444	$1,444	$-	$—
Commercial real estate	2,242	1,050	1,192	492
Construction and land development	100	—	100	45
Total mortgage loans on real estate	3,686	2,494	1,292	537
Equity lines of credit	100	100	—	—
Commercial loans	1,443	—	1,443	776
Consumer loans	—	—	—	—
Total Loans	$5,229	$2,594	$2,735	$1,313

The following table presents the average recorded investment in impaired loans and the interest income recognized on impaired loans in the years ended December 31, 2016 and 2015 by loan category (in thousands).

	Year Ended December 31, 2016		Year Ended December 31, 2015
	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income
Mortgage loans on real estate:
Residential real estate	$1,231	$70	$1,169	$78
Commercial real estate	5,527	165	2,659	32
Construction and land development	63	5	116	6
Total mortgage loans on real estate	6,821	240	3,944	116
Equity lines of credit	299	13	174	5
Commercial loans	706	13	1,319	17
Consumer loans	46	2	—	—
Total Loans	$7,872	$268	$5,437	$138

For the years ended December 31, 2016 and 2015, the Bank did not recognize a material amount of interest income on impaired loans.

The following tables present the aging of the recorded investment in past due loans and non-accrual loan balances as of December 31, 2016 and 2015 by class of loans (amounts in thousands).

	Accruing Loans
		30-89 Days	90+ Days	Nonaccrual
As of December 31, 2016	Current	Past Due	Past Due	Loans	Total Loans
Mortgage loans on real estate:
Residential	$132,603	$2,585	$-	$453	$135,641
Commercial real estate	170,363	708	-	3,471	174,542
Construction and land development	64,111	312	-	26	64,449
Total mortgage loans on real estate	367,077	3,605	-	3,950	374,632
Equity lines of credit	35,257	320	-	184	35,761
Commercial loans	90,579	76	19	130	90,804
Consumer loans	20,431	285	20	122	20,858
Total Loans	$513,344	$4,286	$39	$4,386	$522,055

	Accruing Loans
		30-89 Days	90+ Days	Nonaccrual
As of December 31, 2015	Current	Past Due	Past Due	Loans	Total Loans
Mortgage loans on real estate:
Residential	$131,608	$2,058	$129	$480	$134,275
Commercial real estate	163,638	—	—	1,415	165,053
Construction and land development	55,676	21	—	64	55,761
Total mortgage loans on real estate	350,922	2,079	129	1,959	355,089
Equity lines of credit	32,934	35	—	—	32,969
Commercial loans	78,282	249	17	1,059	79,607
Consumer loans	19,264	134	91	68	19,557
Total Loans	$481,402	$2,497	$237	$3,086	$487,222

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be “Pass” rated loans. As of December 31, 2016 and 2015, and based on the most recent analyses performed, the risk category of loans by class of loans is as follows (amounts in thousands):

		Special
As of December 31, 2016	Pass	Mention	Substandard	Doubtful	Total
Mortgage loans on real estate:
Residential	$125,983	$6,272	$3,386	$-	$135,641
Commercial real estate	165,381	3,837	5,324	-	174,542
Construction and land development	63,151	605	451	242	64,449
Total mortgage loans on real estate	354,515	10,714	9,161	242	374,632
Equity lines of credit	35,344	109	308	-	35,761
Commercial loans	87,684	2,357	649	114	90,804
Consumer loans	20,433	211	214	-	20,858
Total Loans	$497,976	$13,391	$10,332	$356	$522,055

		Special
As of December 31, 2015	Pass	Mention	Substandard	Doubtful	Total
Mortgage loans on real estate:
Residential	$123,862	$6,765	$3,648	$-	$134,275
Commercial real estate	155,235	7,019	2,799	-	165,053
Construction and land development	54,083	845	833	-	55,761
Total mortgage loans on real estate	333,180	14,629	7,280	-	355,089
Equity lines of credit	32,740	104	125	-	32,969
Commercial loans	75,335	2,598	1,674	-	79,607
Consumer loans	18,924	428	205	-	19,557
Total Loans	$460,179	$17,759	$9,284	$-	$487,222

Troubled Debt Restructurings (TDR):

At December 31, 2016 and 2015, loans totaling $3,109,900 and $4,157,900, respectively, were classified as TDR’s and impaired.  The restructuring of a loan is considered a TDR if both (i) the borrower is experiencing financial difficulties and (ii) the Company has granted a concession.  The Company restructured 5 loans totaling $979,199 in 2016 and 11 loans totaling $2,996,400 in 2015.

During the years December 31, 2016 there were two real estate loans totaling $222,783 that were modified during 2016 that were in default of their modified terms.

(5) Premises and Equipment

Major classifications of premises and equipment as of December 31, 2016 and 2015 are summarized as follows (amounts in thousands):

	December 31,
	2016	2015
Land and improvements	$5,942	$5,934
Buildings and improvements	15,348	14,146
Leasehold improvements	655	652
Furniture, equipment, and vehicle	3,799	3,245
Total	25,744	23,977
Accumulated depreciation	(4,272)	(3,424)
Premises and equipment, net	$21,472	$20,553

Depreciation expense amounted to approximately $849 thousand in 2016 and $524 thousand in 2015.

(6) Foreclosed assets

Other real estate and certain other assets acquired in foreclosure are carried at the lower of the recorded investment in the loan or fair value less estimated costs to sell the property. There was a total of approximately $381,000 in residential real estate foreclosures for December 31, 2015 and a total of zero for residential real estate foreclosures at December 31, 2016. An analysis of foreclosed properties for the years ended December 31, 2016 and 2015 follows (in thousands).

	Year ended December 31,
	2016	2015
Balance at beginning of year	$1,949	$2,340
Transfers from loans	304	201
Foreclosed property sold	(922)	(1,200)
Write-down of foreclosed property	(180)	(175)
Foreclosed assets acquired in merger	-	783
Balance at end of year	$1,151	$1,949

Expenses applicable to foreclosed assets for the years ended December 31, 2016 and 2015 include the following (amounts in thousands).

	Year ended December 31,
	2016	2015
Net gain on sales of foreclosed assets	$(133)	$(58)
Write-down of foreclosed property	180	175
Operating expenses, net of rental income	30	50
Total	$77	$167

(7) Deposits

The following table sets forth the major classifications of deposits at December 31, 2016 and 2015 (in thousands):

	December 31,
	2016	2015
Demand deposits, non-interest bearing	$185,270	$124,345
Demand deposits, interest bearing	197,509	174,827
Money market accounts	160,677	149,664
Savings deposits	24,022	19,524
Time certificates of $250 or more	32,991	30,929
Other time certificates	104,444	111,110
Totals	$704,913	$610,399

As of December 31, 2016, the scheduled maturities of certificates of deposit are as follows for certificates of deposit less than $250 and for certificates of deposit (“CDs”) of $250 or more (in thousands):

CDs Less Than $250
2017	$71,375
2018	18,942
2019	5,922
2020	3,987
2021	4,218
Maturing after 2021	-
Total	$104,444

CDs $250 or more
2017	$21,731
2018	5,462
2019	1,981
2020	254
2021	3,563
Maturing after 2021	—
Total	$32,991

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

Securities sold under repurchase agreements were $13,034,000 and $10,166,000 at December 31, 2016 and 2015, respectively. The agreements were secured by investment securities with a fair value of approximately $18.4 million and $13.3 million at December 31, 2016 and 2015, respectively. The weighted average interest rate paid on these agreements was 0.15% for the years ended December 31, 2016 and 2015.

(9) Federal Home Loan Bank and Other Borrowings

At December 31, 2015, the Company had outstanding advances from the FHLB that are summarized as follows (in thousands):

December 31, 2015
Advance	Maturity	Rate	Rate Type
$2,000	6/30/2016	0.69%	Fixed
2,000	12/30/2016	0.92%	Fixed
3,250	2/29/2016	0.43%	Fixed
3,250	2/29/2016	0.58%	Variable
$10,500

At December 31, 2016, the Company had outstanding unfunded standby letters of credit with the FHLB totaling approximately $1.6 million.  There were no other outstanding borrowings with the FHLB at December 31, 2016.

The Company had pledged under blanket floating liens approximately $165.8 million and $117.6 million in residential first mortgage loans, home equity lines of credit, commercial real estate loans, and loans secured by multi-family real estate as security for these advances, letters of credit, and possible future advances as of December 31, 2016 and 2015, respectively. The value of the pledged collateral, when using appropriate discount percentages as prescribed by the FHLB, equals or exceeds the advances and unfunded letters of credit outstanding. At December 31, 2016, the Company had approximately $88.1 million additional borrowing capacity under its borrowing arrangement with the FHLB.

On December 31, 2015, the Company entered into a loan agreement with SouthPoint Bank of Birmingham, Alabama for $7.5 million. The loan proceeds were drawn and received by the Company on January 4, 2016. The loan proceeds were used to fund the payment of the cash consideration to the Keystone shareholders of $7,274,000  in accordance with the merger agreement and for general corporate purposes. The loan carries a variable interest rate equal to the Wall Street Journal Prime Rate.   The loan is secured by all of the common stock of the Bank. The balance at December 31, 2016 was $6,428,600.   The bank will have principal payments of approximately $1,071,600 for the years 2017, 2018, 2019, 2020, and 2021.  The final principal payment will be paid at December 31, 2022.

The Company had available lines of credit for overnight federal funds borrowings totaling $31.5 million at December 31, 2016.

(10) Income Taxes

The components of income tax expense for the years ended December 31, 2016 and 2015 are as follows (in thousands):

	2016	2015
Current	$2,818	$1,935
Deferred	686	(669)
Total	$3,504	$1,266

The difference between income tax expense and the amount computed by applying the statutory federal income tax rate to income before taxes for the years ended December 31, 2016 and 2015 is as follows (in thousands):

	2016	2015
Net income before taxes	$11,407	$3,635
Statutory federal tax rate	34%	34%
Tax on income at statutory federal tax rate	3,878	1,236
Increase (decrease) resulting from:
Federal income tax benefit of state income taxes	(141)	(55)
Tax exempt income on loans	(69)	(50)
Tax exempt income on investments	(377)	(247)
Tax exempt income from bank-owned life insurance	(146)	(104)
Nondeductible expenses	71	209
State income tax	399	139
Other	(111)	138
Total	$3,504	$1,266

The following summarizes the components of deferred taxes at December 31, 2016 and 2015 (in thousands).

	2016	2015
Deferred tax assets:
Loans and allowance for loan losses	$2,627	$3,691
Accrued expenses	329	810
Deferred compensation	326	253
Unrealized losses on investment securities available- for-sale	1,259	-
Other	690	321
Total deferred tax assets	5,231	5,075
Deferred tax liabilities:
Core deposit intangible	(782)	(1,020)
Depreciation	(951)	(924)
Unrealized gains on investment securities available- for-sale	-	(334)
Other	(146)	(352)
Total deferred tax liabilities	(1,879)	(2,630)
Net deferred income tax assets	$3,352	$2,445

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

Financial instruments whose contract amount represents credit risk at December 31, 2016 and 2015 were as follows (in thousands):

	2016	2015
Commitments to extend credit	$108,564	$101,238
Stand-by and performance letters of credit	2,219	2,935
Total	$110,783	$104,173

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

The Company has entered into operating lease agreements for four branch locations and various office equipment. Total rent expense for 2016 and 2015 was approximately $406,000 and $369,000, respectively. Future minimum rent on operating leases as of December 31, 2016 is as follows (in thousands):

2017	$502
2018	496
2019	491
2020	471
2021	480
Thereafter	1,007
Total	$3,447

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

The 2006 Equity Incentive Plan provides for the grant of incentive stock options and nonqualified stock options. A total of 375,000 shares were reserved for possible issuance under the 2006 Equity Incentive Plan. The exercise price of each option grant equals the market price of the Company’s stock on the date of grant and an option’s term is ten years. This plan expired on April 3, 2016. The maximum term of options granted under the plan is ten years and the plan expired ten years after the adoption date.

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

	Exercise
Shares	Price	Expiration
31,250	$8.00	Wednesday, March 01, 2017
1,250	$8.00	Wednesday, March 01, 2017
6,250	$8.00	Sunday, February 18, 2018
3,125	$8.40	Monday, March 01, 2021
3,125	$8.40	Monday, March 01, 2021
45,000	$8.06

A summary of activity in the outstanding stock options for the years ended December 31, 2016 and 2015 is presented below:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual
	Shares	Exercise Price	Term (years)
Outstanding at January 1, 2016	287,000	$11.41	3.33
Granted	108,000	16.00
Exercised	(127,575)	9.63
Outstanding at December 31, 2016	267,425	$14.11	6.27
Exercisable at December 31, 2016	123,325	$12.51	3.66
Outstanding at January 1, 2015	225,000	$11.71	3.99
Granted	23,500	15.15
Assumed	45,000	8.06
Exercised	(4,500)	11.33
Forfeited	(2,000)	13.50
Outstanding at December 31, 2015	287,000	$11.41	3.33
Exercisable at December 31, 2015	231,250	$10.84	2.28

The stock options granted in 2016 have a weighted average calculated value of $1.63.   The dividend yield is the estimated dividend we expect to pay over the next four or five years.  The expected life is calculated as the mid-point between the weighted-average time to vesting and the contractual maturity.  The expected volatility is the approximate industry average for small bank and holding companies.  The risk free interest rate is the U.S. Treasury rate on the day of the option grant for a term equal to the expected life of the option. The calculated value of each grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	2016	2015
Dividend yield (after three years)	1.50%	1.50%
Expected life in years	7	7
Expected volatility	10.00%	10.00%
Risk free interest rate	1.77%	0.57%

The Company recognized $57,000 and $22,000 in compensation expense related to performance share awards during 2016 and 2015, respectively. As of December 31, 2016, there was approximately $172,000 of unrecorded compensation expense related to the performance share awards.

Defined Contribution Plan

The Company provides a 401(k) employee stock ownership plan, which covers substantially all of the Company’s employees who are eligible, as to age and length of service. A participant may elect to make contributions up to $18,000  of the participant’s annual compensation in 2016 and 2015. The Company makes contributions up to 3% of each participant’s annual compensation and the Company matches 50% of the next 2% contributed by the employee. Contributions to the plan by Company were approximately $280,000 and $159,000 in 2016 and 2015, respectively.  Outstanding shares of the Company’s common stock allocated to participants at December 31, 2016 totaled 38,933 and there were no unallocated shares. These shares are treated as outstanding for purposes of calculating earnings per share and dividends on these shares are included in the Consolidated Statements of Stockholders’ Equity.

(13) Stock Warrants

The Company issued 325,000 stock warrants to the initial organizers of the Bank in April 2006 for their involvement in the organization of the Bank. Vesting periods are five years from the date of the grant. There were no stock warrants issued in 2016 or 2015. The warrants have an exercise price of $10.00 per share and expire on April 3, 2016.  At December 31, 2015 , 135,000 shares were vested and exercisable. The warrants on all 135,000 shares vested and exercisable at December 31, 2015 were exercised in 2016 prior to the expiration date. There were no warrants exercised in 2015. None of the warrants have been forfeited. No compensation expense is required by accounting principles generally accepted in the United State of America to be recorded in connection with these stock warrants.

On December 31, 2015, the Company assumed the outstanding stock warrants of Keystone. These warrants were issued to the initial organizers of Keystone in 2007. At the time of the merger the warrants were converted under the terms of the merger. A total of 36,000 warrants were assumed with an exercise price of $8.00 per share. These warrants expire on March 1, 2017. During 2016, warrants for 29,750 shares were exercised. At December 31, 2016, the remaining 6,250 shares were vested and exercisable.

(14) Related Party Transactions

The Company conducts transactions its with directors and executive officers, including companies in which such directors and executive officers have a beneficial interest, in the normal course of business. It is the Company’s policy to comply with federal regulations that require that loan and deposit transactions with directors and executive officers be made on substantially the same terms as those prevailing at the time for comparable loans and deposits to other persons.  At December 31, 2016 and 2015, deposits from directors, executive officers and their related interests aggregated approximately $4,156,600 and $3,048,000, respectively. These deposits were taken in the normal course of business at market interest rates.

The following is a summary of activity for related party loans for 2016 (in thousands):

Balance at December 31, 2015	$10,828
New loans	15,715
Repayments	16,992
Balance at December 31, 2016	$9,551

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier 1 Capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 Capital (as defined) to average assets (as defined). Management believes, as of December 31, 2016 and 2015, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2016 and 2015, the most recent notification from the regulators categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The following table presents the Bank’s capital amounts and ratios with the required minimum levels for capital adequacy purposes including the phase in of the capital conservation buffer under Basel III and minimum levels to be well capitalized (as defined) under the regulatory prompt corrective action regulations.

The Bank’s actual capital amounts (in thousands) and ratios are also presented in the table below.

As of December 31, 2016:	Actual		Required For Capital * Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (To Risk-Weighted Assets)	$81,719	13.680%	$51,522	>= 8.625%	$59,736	>= 10.000%
Common Equity Tier 1 Capital (To Risk- weighted Assets)	77,712	13.010%	30,613	>= 5.125%	$38,826	>= 6.500%
Tier 1 Capital (To Risk-Weighted Assets)	77,712	13.010%	39,573	>= 6.625%	$47,786	>= 8.000%
Tier 1 Capital (To Average Assets)	77,712	9.960%	31,210	>= 4.000%	$39,012	>= 5.000%
* Includes phase in percentages of capital conservation buffer.

As of December 31, 2015:	Actual		Required For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (To Risk-Weighted Assets)	$75,020	13.890%	$43,208	>= 8.000%	$54,010	>= 10.000%
Common Equity Tier 1 Capital (To Risk- weighted Assets)	71,193	13.180%	24,307	>= 4.500%	$35,110	>= 6.500%
Tier 1 Capital (To Risk-Weighted Assets)	71,193	13.180%	32,410	>= 6.000%	$43,213	>= 8.000%
Tier 1 Capital (To Average Assets)	71,193	15.760%	18,069	>= 4.000%	$22,587	>= 5.000%

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

Loans and Mortgage Loans Held-for-Sale

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. When a loan is identified as individually impaired, management measures impairment using one of three methods. These methods  include collateral value, market value of similar debt, and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At December 31, 2016 and 2015, impaired loans were evaluated based on the fair value of the collateral. Impaired loans where an allowance is established based on the fair value of collateral, or loans that are charged down according to the fair value of collateral, require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price, the Company records the impaired loan as nonrecurring Level 2. When the fair value is based on an appraised value, the Company records the impaired loan as nonrecurring Level 3.

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

Accrued Interest Receivable

For disclosure purposes, the fair value of the accrued interest on investments and loans is the carrying value.

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

Accrued Interest Payable

For disclosure purposes, the fair value of the accrued interest payable on deposits is the carrying value.

Federal Home Loan Bank Advances

For disclosure purposes, the fair value of the FHLB advances is based on the quoted value for similar remaining maturities provided by the FHLB.

Note Payable

For disclosure purposes, the fair value of the variable rate note payable is the carrying value.

Commitments to Extend Credit and Standby Letters of Credit

Because commitments to extend credit and standby letters of credit are generally short-term and made using variable rates, the carrying value and estimated fair value associated with these instruments are immaterial.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis as of December 31, 2016 and 2015.  There were no transfers between levels during 2016 or 2015 (in thousands).

	Fair Value Measurements At Reporting Date Using:
		Quoted Prices
		In Active	Significant
		Markets For	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
December 31, 2016	Fair Value	(Level 1)	(Level 2)	(Level 3)
Securities available-for-sale:
Residential mortgage -backed	$108,675	$—	$108,675	$—
U.S. govt. sponsored enterprises	15,327	—	15,327	—
State, county, and municipal	57,586	—	57,586	—
Corporate debt obligations	1,773	—	1,773	—
Totals	$183,361	$—	$183,361	$—

	Fair Value Measurements At Reporting Date Using:
		Quoted Prices
		In Active	Significant
		Markets For	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
December 31, 2015	Fair Value	(Level 1)	(Level 2)	(Level 3)
Securities available-for-sale:
Residential mortgage -backed	$60,685	$—	$60,685	$—
U.S. govt. sponsored enterprises	22,953	—	22,953	—
State, county, and municipal	59,023	—	59,023	—
Corporate debt obligations	2,060	—	1,408	652
Totals	$144,721	$—	$144,069	$652

Assets Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a nonrecurring basis are included in the table below as of December 31, 2016 and 2015 (in thousands).

	Fair Value Measurements At Reporting Date Using:
		Quoted Prices
		In Active	Significant
		Markets For	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
December 31, 2016	Fair Value	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$3,124	$—	$—	$3,124
Foreclosed assets	1,151	—	—	1,151
Totals	$4,275	$—	$—	$4,275

	Fair Value Measurements At Reporting Date Using:
		Quoted Prices
		In Active	Significant
		Markets For	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
December 31, 2015	Fair Value	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$4,016	$—	$—	$4,016
Foreclosed assets	1,949	—	—	1,949
Totals	$5,965	$—	$—	$5,965

The Company has estimated the fair values of these assets using Level 3 inputs, specifically the appraised value of the collateral. Impaired loan balances represent those collateral dependent impaired loans where management has estimated the credit loss by comparing the loan’s carrying value against the expected realizable fair value of the impaired loan for the amount of the credit loss.  The Company had no Level 3 assets measured at fair value on a recurring basis at December 31, 2016 or 2015.  For Level 3 assets measured at fair value on a non-recurring basis as of December 31, 2016 and 2015 for the valuation technique we used appraisals.  For the significant unobservable input we used appraisal discounts and the weighted average of input 15-20% was used.  This is for years ended December 31, 2016 and 2015.

The estimated fair values and related carrying values of the Company’s financial instruments at December 31, 2016 and 2015 were as follows (amounts in thousands):

		Estimated Fair Value
	Carrying
December 31, 2016	Amount	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$42,499	$42,499	$—	$—
Certificates of deposit in banks	5,463	—	5,463	—
Securities available-for-sale	183,361	—	183,361	—
Restricted equity securities	751	—	—	751
Loans receivable	512,434	—	515,343	—
Loans held for sale	7,734	—	7,734	—
Bank owned life insurance	15,161	—	15,161	—
Accrued interest receivable	2,376	—	2,376	—
Financial liabilities:
Deposits	704,913	—	688,591	—
Accrued interest payable	130		130
Securities sold under agreements to repurchase	13,034	—	13,034	—
Note payable	6,428	—	6,428	—

		Estimated Fair Value
	Carrying
December 31, 2015	Amount	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$31,002	$31,002	$—	$—
Certificates of deposit in banks	6,070	—	6,070	—
Securities available-for-sale	144,721	—	144,069	652
Restricted equity securities	1,270	—	—	1,270
Loans receivable	475,444	—	475,892	—
Loans held for sale	2,771	—	2,771	—
Bank owned life insurance	14,731	—	14,731	—
Accrued interest receivable	2,234	—	2,234	—
Financial liabilities:
Deposits	610,399	—	599,988	—
Accrued interest payable	130		130
Securities sold under agreements to repurchase	10,166	—	10,166	—
Federal Home Loan Bank advances	10,500	—	10,492	—

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

(17) River Financial Corporation (Parent Company Only) Financial Information

STATEMENTS OF FINANCIAL CONDITION

(in thousands)

	December 31,
	2016	2015
Assets
Cash	$1,865	$923
Investment in River Bank & Trust	86,880	82,278
Deferred income taxes	16	513
Other assets	117	324
Total assets	$88,878	$84,038
Liabilities
Accounts payable	$-	$1,804
Payable to Keystone shareholders		7,274
Note payable	6,428	-
Accrued expenses	-	9
Other liabilities	-	27
Total liabilities	6,428	9,114
Stockholders' Equity
Common stock	5,091	4,876
Additional paid in capital	64,656	62,493
Retained earnings	15,032	7,941
Accumulated other comprehensive income	(2,153)	571
Treasury stock, at cost	(176)	(957)
Total Stockholders' equity	82,450	74,924
Total liabilities and stockholders' equity	$88,878	$84,038

STATEMENTS OF INCOME

(in thousands)

	Year Ended December 31,
	2016	2015
Cash dividends from River Bank & Trust	$1,500	$1,000
Total income	1,500	1,000
Interest expense - note payable	250	-
Legal and other professional fees	232	723
Data processing expense	28	1,259
Stockholders' meeting expense	10	15
Other expenses	19	24
Total expenses	539	2,021
Net (loss) income before tax benefit	961	(1,021)
Applicable income tax benefit	(313)	(415)
Net income (loss) before undistributed net income of River Bank & Trust	1,274	(606)
Equity in undistributed net income of River Bank & Trust	6,629	2,975
Net income	$7,903	$2,369

STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2016	2015
Net income	$7,903	$2,369
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of River Bank & Trust	(6,629)	(2,975)
Deferred income tax (benefit)	497	(499)
(Increase) decrease in operating assets and (decrease) increase in operating liabilities:
Other assets	207	(324)
Accrued expenses and other liabilities	(1,840)	1,718
Net cash provided by operating activities	138	289
Cash Flows used for investing activities:
Payments to Keystone shareholders	(7,274)	-
Net cash used in investing activities	(7,274)	-
Cash flow from financing activities:
Proceeds from note payable	7,500	-
Payments on note payable	(1,072)	-
Proceeds from exercise of common stock options and warrants	2,506	51
Proceeds from issuance of common stock	131	-
Purchase of treasury stock	(363)	(369)
Sale of treasury stock	188	178
Cash dividends	(812)	(419)
Net cash provided by (used in) financing activities	8,078	(559)
Net change in cash	942	(270)
Cash at beginning of year	923	1,193
Cash at end of year	$1,865	$923

(18) Goodwill and Intangible Assets

At the close of business December 31, 2015, the Company recorded goodwill of $9,410,000 associated with the Keystone merger. During the year 2016, an adjustment of $640,000 was made to increase the amount of goodwill. The adjustment was made to the value of stock options and warrants assumed in the Keystone merger. The adjustments were made following the Company’s review of additional information that existed at the time of the merger. The adjustment to goodwill increased shareholders’ equity $640,000. In addition to the goodwill recorded for Keystone, the Company recorded a core deposit intangible asset of $2,763,000. The core deposit intangible asset is amortized using an accelerated method over eight years from the date of the merger. Amortization expense of $644,000 was recorded in 2016. No amortization expense was recorded in 2015 for the core deposit intangible because the merger occurred on December 31, 2015.

Changes to the carrying amount of goodwill for the year ended December 31, 2016 are provided in the following table.

Balance at December 31, 2015	$9,410
Adjustment to goodwill	640
Balance at December 31, 2016	$10,050

A summary of core deposit intangible assets as of December 31, 2016 is set forth below.

Gross carrying amount	$2,763
Less: accumulated amortization	(644)
Net carrying amount	$2,119

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

There were no disagreements with accountants regarding accounting and financial disclosure matters during the year ended December 31, 2016. A discussion of the change in the Company's certifying accountant may be found in Form 8-K filed with the Securities and Exchange Commission on March 30, 2016.

Item 9.A Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company has carried out an evaluation under the supervision and with participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even the effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2016, the Company’s disclosure controls and procedures are effective in ensuring that material information relating to the Company required to be disclosed in reports that if files or submits under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods and is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).  The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  The Company’s internal control over financial reporting includes those policies and procedures that: (i) pertain to maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with the authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control Integrated Framework (2013).  Based on its assessment and those criteria, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2016.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our Directors and Executive Officers

The following table sets forth the name, age, and position, as of December 31, 2016 of the individuals who currently serve as our executive officers and directors.

Name	Age	Position	Director Since
Larry Puckett	74	Director and Chairman of the Board of Directors	2006
W. Murray Neighbors	67	Director and Vice Chairman of the Board of Directors	2015	[1]
James M .Stubbs	54	Director and Chief Executive Officer	2006
Gerald R. Smith, Jr	63	Director and President	2015	[1]
Vernon B. Taylor	52	Director	2006
Jimmy L. Ridling	72	Director	2006
John A. Freeman	69	Director	2015	[1]
Kenneth H. Givens	63	Executive Vice President, CFO, Secretary of the Board of Directors

[1]	Service commenced on 12/31/2015 as a result of the merger between River Financial Corporation and Keystone Bancshares, Inc. and its subsidiaries.

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

W. Murray Neighbors was appointed as a Director and Vice Chairman of the board of directors in 2015 as a result of the merger effective 12/31/2015.  Prior to the merger, Mr. Neighbors was one of the original Members of the Board of Directors and served as Chairman of the board of directors of Keystone Bancshares, Inc. and Keystone Bank in 2007.  Mr. Neighbors is retired from the US Treasury Department, but remains an active developer of commercial and residential properties in Auburn, AL.  He is managing member of WMN Properties, Member of P&T Properties (golf course and restaurant), member of ITC Capital Partners ,LLC, and member of CFS 16, LLC.  Mr. Neighbors is also very active in his community as a member of the City of Auburn’s Commercial Development Authority, has served on the Business Development Committee for the Auburn Chamber of Commerce and as the Treasurer of the Lee County Rotary Club.

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

Gerald R. Smith, Jr. was appointed as a Director of the board of directors in 2015 as a result of the merger effective 12/31/2015.  Mr. Smith was also appointed as President of River Financial Corporation and River Bank & Trust effective 12/31/2015.  Prior to the merger, Mr. Smith was one of the founding directors of Keystone Bank in 2007, and served as Chief Executive Officer.  Mr. Smith also brings 45 years of banking experience and a long history of community involvement in Gadsden, AL.  Prior to forming Keystone Bank, Mr. Smith served as the Area Executive for North Alabama for The Bank with overall responsibility for offices in several cities.  He also served as a Senior Banking Officer with The Bank overseeing loan operations and central loan underwriting.

Vernon B. Taylor was one of the founding directors of River Bank & Trust in 2006, and is currently serving as a Director of River Financial Corporation and River Bank & Trust.  He has been in aviation for 28 years, and served as a pilot in the US Air Force.  Mr. Taylor later founded and directed two aviation service companies based in the River Region.  He serves on those boards and is an investor in local commercial real estate. Mr. Taylor is very active in the community while serving on several local boards.

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

Additional Information Concerning Directors

Our directors serve one-year terms. With the exception of the legacy Keystone directors and executive officers, none of the directors or executive officers was selected pursuant to any arrangement or understanding, other than with our directors and executive officers acting within their capacities as such. Under the terms of our merger agreement with Keystone, our bylaws provide that the legacy Keystone directors, or persons nominated by them will serve until the fourth anniversary of the effective date of the Keystone merger. There are no family relationships among our directors and executive officers. None of our directors or executive officers serves as a director of any other company that has a class of securities registered under, or that is subject to the periodic reporting requirements of, the Exchange Act, or any investment company registered under the Investment Company Act of 1940.   None of our directors or executive officers has been involved in any legal proceedings during the past 10 years that are material to an evaluation of the ability or integrity of any of our directors or executive officers or in which such director or officer had or has a material interest adverse to us or any of our subsidiaries. The principal occupation and employment during the past five years of each of our directors and executive officers was carried on, in each case except as specifically identified above, with a corporation or organization that is not a parent, subsidiary or other affiliate of us. The stock ownership with respect to each of our directors and executive officers is set forth in the table entitled “Security Ownership of Certain Beneficial Owners and Management” under Item 12 below.

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

Item 11. Executive Compensation

Compensation of Executive Officers

Our executive compensation program is designed to attract, motivate, and retain high-quality leadership and incentivize our executive officers to achieve performance goals over the short- and long-term, which also aligns the interests of our executive officers with our stockholders. The following discussion relates to the compensation of our Chief Executive Officer (CEO), Jimmy Stubbs, our  President, Gerald R. Smith, Jr., and our Chief Financial Officer (CFO), Kenneth H. Givens, who are collectively referred to herein as our named executive officers of River Financial Corporation. Our Executive Committee and board of directors has historically reviewed and determined the compensation of our named executive officers on an annual basis.

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

Summary Compensation Table

The following table sets forth, for the years ended December 31, 2016 and December 31, 2015, a summary of the compensation paid to or earned by our named executive officers from the Company.

				Non-Equity
			Option (2)	Incentive Plan	All Other (3)
Name and Principal Position (1)	Year	Salary ($)	Awards ($)	Compensation ($)	Compensation ($)	Total ($)
James M. Stubbs	2016	$212,266	$65,160	$106,121	$13,549	$397,096
Chief Executive Officer	2015	$211,281	$14,700	$63,673	$14,627	$304,281
Ray Smith	2016	$221,738	$52,128	$90,000	$18,217	$382,083
President	2015	$—	$—	$—	$—	$—
Kenneth Givens	2016	$178,284	$24,435	$71,313	$17,939	$291,971
Chief Financial Officer	2015	$176,324	$7,350	$35,657	$18,465	$237,796

(1)

Post-merger effective 12/31/2015, Mr. Stubbs holds the position of Chief Executive Officer and Mr. Gerald Ray Smith, Jr. now holds the position of President for both River Bank & Trust and River Financial Corporation.  Mr. Smith was not named as executive officer above in 2015, as he was not paid by the company until January 2016.  Mr. Givens remains as the Chief Financial Officer for both River Bank & Trust and River Financial Corporation.

(2)	Represents the grant date fair value of options and warrants calculated in accordance with FASB Topic 718 as set forth in footnote 1 of River Financial’s financial statements.
(3)	All other compensation:
a.

All other compensation for Mr. Stubbs in 2015 includes life insurance / accidental death & dismemberment ($1,198.56), long term disability ($396.00), company vehicle ($5,350.00) and company match on the 401(K) ($7,682.88).

b.

All other compensation for Mr. Stubbs in 2016 includes life insurance / accidental death & dismemberment ($936.00), long term disability ($264.00), company vehicle ($1,964.63) and company match on the 401(K) ($10,384.37).

c.

All other compensation for Mr. Smith in 2016 includes medical insurance ($7,038.87), gap insurance ($1,142.89), life insurance/accidental death & dismemberment ($936.00), long term disability ($264), and company match on the 401(K) ($8,835.07).

d.

All other compensation for Mr. Givens in 2015 includes medical insurance ($7,631.43), gap insurance ($1,018.96), life insurance / accidental death & dismemberment ($1,006.80), long term disability ($396.00), and company match on the 401(K) ($8,411.33).

e.

All other compensation for Mr. Givens in 2016 includes medical insurance ($7,038.87), gap insurance ($1,142.89), life insurance / accidental death & dismemberment ($936.00), long term disability ($264.00), and company match on the 401(K) ($8,557.55).

2006 & 2015 Incentive Stock Compensation Plans

General. The 2015 Incentive Stock Compensation (“Incentive Plan”) Plan was approved by our stockholders at a special called meeting on December 1, 2015. The purpose of the Incentive Plan is to promote the long-term success of the Company by providing financial incentives to eligible persons who are in positions to make significant contributions toward such success.  The Plan is designed to attract individuals of outstanding ability to employment with the Company, to encourage such persons to acquire a proprietary interest in the Company, and to render superior performance for the Company. The 2015 Incentive Plan provides for the grant of incentive and non-qualified stock options, stock appreciation rights, restricted and unrestricted stock awards, performance awards, and other stock-based awards to our employees, officers, and directors. The 2015 Incentive Plan reserved for issuance a total of 300,000 shares of our common stock, and the 2006 Incentive Plan reserved for issuance a total of 375,000 shares of our common stock, subject to adjustment in the event of a recapitalization, stock split or similar event. As of March 8, 2016, 264,175 shares of our common stock were subject to outstanding options under the 2006 and 2015 Incentive Plans and 195,000 additional shares of our common stock were reserved for issuance under the 2015 Incentive Plan. The 2006 Incentive Plan expired on April 3, 2016.

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

Outstanding Equity Awards at 2016 Fiscal Year-End

The following table sets forth information as of December 31, 2016, concerning outstanding equity awards previously granted to our named executive officers:

	OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
	Option / Warrant awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexerciseable (1)	Option exercise price ($)	Option expiration date
James Stubbs	7,500	-	$13.00	1/15/2019
	10,000	-	$13.50	1/15/2020
	6,000	4,000	$12.47	3/13/2023
	2,000	8,000	$15.00	3/13/2023
	-	40,000	$16.00	1/20/2026
	25,500	52,000
Ray Smith	6,250	-	$8.00	3/1/2017
	-	32,000	$16.00	1/20/2026
	6,250	32,000
Kenneth Givens	16,000	4,000	$13.60	02/01/22
	3,000	2,000	$12.47	03/13/13
	1,000	4,000	$15.00	01/14/25
	-	15,000	$16.00	01/01/26
	20,000	25,000

(1)	Unexerciseable options are subject to time-vesting requirements.

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

Director Compensation

Fees.  River Financial Corporation Directors received a director’s fee of $7,500 in 2015 and none in 2016. The following table shows fees paid to those persons who were directors in 2015 .

	DIRECTOR COMPENSATION
Name	Year	Fees earned or paid in cash ($)	Stock Awards ($)	All Other Compensation	Total ($)
Larry Puckett	2015	$7,500	N/A	N/A	$7,500
Jim Ridling	2015	$7,500	N/A	N/A	$7,500
Lynn M. Carter	2015	$7,500	N/A	N/A	$7,500
Charles E. Herron	2015	$7,500	N/A	N/A	$7,500
Jerry C. Kyser, Jr.	2015	$7,500	N/A	N/A	$7,500
David R. Thrasher	2015	$7,500	N/A	N/A	$7,500
R. Shepherd Morriss	2015	$7,500	N/A	N/A	$7,500
Bolling P. Starke, III	2015	$7,500	N/A	N/A	$7,500
David B. Smith	2015	$7,500	N/A	N/A	$7,500
Vernon B. Taylor	2015	$7,500	N/A	N/A	$7,500
Dorothy Sanford	2015	$7,500	N/A	N/A	$7,500
Adolph Weil, III	2015	$7,500	N/A	N/A	$7,500
James M. Stubbs	2015	$7,500	N/A	N/A	$7,500

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 8, 2017 by:

•	each of our directors;
•	our Named Executive Officers listed in the Summary Compensation Table;
•	all of our current directors and executive officers as a group; and
•	each stockholder known by us to beneficially own more than 5% of our common stock

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. Shares of common stock that may be acquired by an individual or group within 60 days of March 8, 2016, pursuant to derivative securities, such as options or RSUs, are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table. Percentage of ownership is based on an aggregate of 5,087,107 shares of common stock outstanding as of March 8, 2017.

Except as indicated in footnotes to the this table, we believe that the stockholders named in this table have sole voting and investment power with respect to all shares of common stock shown to be beneficially  owned by them, based on information provided to us by such stockholder.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percentage of Outstanding Shares(1)
Named Directors & Executive Officers
Larry Puckett	116,833		2.30%
Jim Ridling	91,002		1.79%
Vernon B Taylor	99,000		1.95%
James M Stubbs	156,214	(2)	3.07%
Gerald R Smith, Jr	67,650	(3)	1.33%
W. Murray Neighbors	45,954		0.90%
John A. Freeman	21,269		0.42%
Kenneth H. Givens	28,000	(4)	0.55%

Executive Officers and Directors as a Group	625,922		12.30%
5% Stockholders known by us	N/A

(1)

Based upon total outstanding shares as of March 8, 2017.  Percentages are calculated for each person assuming the exercise of options or warrants held by such person but that no other person exercises options or warrants.  For the directors and executive officers as a group, the percentage is determined by assuming that each director and executive officer exercises all options and warrants but that no other person exercises options or warrants.

(2)	James M. Stubbs’ ownership includes 35,500 vested options not yet exercised.
(3)	Gerald R. Smith, Jr.’s ownership includes 6,400 vested options not yet exercised.
(4)	Kenneth H. Givens’ ownership solely represents 28,000 vested options not yet exercised.

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

Item 14. Principal Accountant Fees and Services

During the period covering the fiscal year ended December 31, 2016, Mauldin & Jenkins, LLC performed the following professional services and in 2015, Porter Keadle Moore, LLC performed the following professional services. The retention of Mauldin & Jenkins, LLC and Porter Keadle Moore, LLC was approved in advance by the audit committee.  In accordance with the Company’s audit committee procedures, the audit committee approved the retention of the independent accountants, the length of its engagement, and the services performed.

Description	2016	2015
Audit Fees	$122,737	$138,051
Audit-Related Fees	$—	$—
Tax Fees	$—	$—
All Other Fees	$—	$—

Signatures

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934 the registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Prattville, State of Alabama, on March 27, 2017.

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

* March 27, 2017

Exhibit Index

Exhibit No.	Description of Exhibit
2.1

Agreement and Plan of Merger, dated as of May 13, 2015, by and among River Financial Corporation and Keystone Bancshares, Inc. filed as Exhibit 2.1 to the Registrant’s Registration Statement on Form S-4, registration no. 333-205986 filed on July 31, 2015 and incorporated herein by reference

3.1	Articles of Incorporation of River Financial Corporation, as amended, filed as Exhibit 3.1 to the registrant’s Annual Report on Form 10K filed March 28, 2016 and incorporated herein by reference.

3.2	Bylaws of River Financial Corporation, as amended, filed as Exhibit 3.2 to the registrant’s Annual Report on Form 10K filed March 28, 2016 and incorporated herein by reference.

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

23.1	Consent of Mauldin and Jenkins, LLC

23.2	Consent of Porter Keadle Moore, LLC

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101	Interactive Data Files