Form 10-Q
period 2017-03-31
River Financial Corp
filed 2017-05-15
CIK 1641601

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a small reporting company)	Smaller reporting company	☒

Emerging growth company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 9, 2017, the registrant had 5,089,850 shares of common stock, $1.00 par value per share, outstanding.

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

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

RIVER FINANCIAL CORPORATION

Consolidated Statements of Financial Condition

(in thousands except share data)

	March 31, 2017	December 31, 2016
	Unaudited	Audited
Assets
Cash and due from banks	$13,085	$17,329
Interest-bearing deposits in banks	6,043	25,170
Cash and cash equivalents	19,128	42,499

Certificates of deposit in banks	5,463	5,463
Securities available-for-sale	212,691	183,361
Loans held for sale	4,675	7,734
Loans, net of deferred fees and discounts	510,095	516,441
Less allowance for loan losses	(4,060)	(4,007)
Net loans	506,035	512,434
Premises and equipment, net	21,833	21,472
Accrued interest receivable	2,330	2,376
Bank owned life insurance	15,265	15,161
Foreclosed assets	3,196	1,151
Deferred income taxes	2,840	3,352
Core deposit intangible	1,971	2,119
Goodwill	10,050	10,050
Other assets	3,315	3,245
Total assets	$808,792	$810,417
Liabilities and Shareholders' Equity
Noninterest-bearing deposits	$170,588	$185,270
Interest-bearing deposits	531,350	519,643
Total deposits	701,938	704,913
Securities sold under agreements to repurchase	13,270	13,034
Note payable	6,161	6,428
Accrued interest payable and other liabilities	3,409	3,592
Total liabilities	724,778	727,967
Common stock related to 401(k) Employee Stock Ownership Plan	612	623
Stockholders' Equity:
Common stock ($1 par value; 10,000,000 shares authorized; 5,090,901 shares issued; 5,085,661 and 5,080,857 shares outstanding, respectively)	5,091	5,091
Additional paid in capital	64,611	64,656
Retained earnings	15,989	15,032
Accumulated other comprehensive loss	(1,580)	(2,153)
Treasury stock at cost (5,240 and 10,044 shares, respectively)	(97)	(176)
Common stock related to 401(k) Employee Stock Ownership Plan	(612)	(623)
Total stockholders' equity	83,402	81,827
Total equity	84,014	82,450
Total liabilities and stockholders' equity	$808,792	$810,417

The accompanying notes are an integral part of these financial statements.

RIVER FINANCIAL CORPORATION

Unaudited Consolidated Statements of Income

(in thousands except per share data)

	For the Three Months Ended
	March 31,
	2017	2016
Interest income:
Loans, including fees	$6,785	$6,479
Taxable securities	702	413
Nontaxable securities	286	271
Federal funds sold	—	7
Other interest income	63	47
Total interest income	7,836	7,217
Interest expense:
Deposits	519	509
Securities sold under agreements to repurchase	5	4
Federal Home Loan Bank advances	—	19
Note payable	61	63
Total interest expense	585	595
Net interest income	7,251	6,622
Provision for loan losses	360	232
Net interest income after provision for loan losses	6,891	6,390
Noninterest income:
Service charges and fees	699	600
Investment brokerage revenue	25	43
Mortgage operations	409	194
Bank owned life insurance income	104	107
Other noninterest income	70	68
Total noninterest income	1,307	1,012
Noninterest expense:
Salaries and employee benefits	2,717	2,548
Occupancy expenses	330	351
Equipment rentals, depreciation, and maintenance	183	240
Telephone and communications	55	63
Advertising and business development	115	112
Data processing	442	480
Foreclosed assets, net	38	50
Federal deposit insurance and other regulatory assessments	92	106
Legal and other professional services	126	214
Other operating expense	798	764
Total noninterest expense	4,896	4,928
Income before income taxes	3,302	2,474
Provision for income taxes	1,073	751
Net income	$2,229	$1,723

Basic net earnings per common share	$0.44	$0.35
Diluted net earnings per common share	$0.43	$0.35
Dividends per common share	$0.25	$0.16

The accompanying notes are an integral part of these financial statements.

RIVER FINANCIAL CORPORATION

Unaudited Consolidated Statements of Comprehensive Income

(in thousands)

	For the Three Months Ended
	March 31,
	2017	2016
Net income	$2,229	$1,723
Other comprehensive income, net of tax:
Investment securities available-for-sale:
Net unrealized gains	908	536
Income tax effect	(335)	(198)
Other comprehensive income	573	338
Comprehensive income	$2,802	$2,061

The accompanying notes are an integral part of these financial statements.

RIVER FINANCIAL CORPORATION

Unaudited Consolidated Statements of Changes in Stockholders' Equity

(in thousands except share and per share data)

				Accumulated		Common
		Additional		Other		Stock	Total
	Common	Paid In	Retained	Comprehensive	Treasury	Related to	Stockholders'
	Stock	Capital	Earnings	Income (Loss)	Stock	KSOP	Equity
Balance at December 31, 2016	$5,091	$64,656	$15,032	$(2,153)	$(176)	$(623)	$81,827
Net income	—	—	2,229	—	—	—	2,229
Other comprehensive income	—	—	—	573	—	—	573
Exercise of stock options (6,250 shares)	—	(58)	—	—	108	—	50
Purchase of treasury stock (1,446 shares)	—	—	—	—	(29)	—	(29)
Dividends declared ($0.25 per share)	—	—	(1,272)	—	—	—	(1,272)
Stock compensation expense	—	13	—	—	—	—	13
Change for KSOP related shares	—	—	—	—	—	11	11
Balance at March 31, 2017	$5,091	$64,611	$15,989	$(1,580)	$(97)	$(612)	$83,402

The accompanying notes are an integral part of these financial statements.

RIVER FINANCIAL CORPORATION

Unaudited Consolidated Statements of Cash Flows

(in thousands)

	For the Three Months
	Ended March 31,
	2017	2016
Cash Flows From (Used For) Operating Activities:
Net Income	$2,229	$1,723
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	360	232
Provision for losses on foreclosed assets	30	45
Amortization of securities available-for-sale	544	400
Accretion of securities available-for-sale	(8)	(8)
Accretion of discount on acquired loans	(647)	(455)
Amortization of deferred loan fees	(235)	(98)
Amortization of core deposit intangible asset	148	169
Stock compensation expense	13	14
Bank owned life insurance income	(104)	(107)
Depreciation and amortization of premises and equipment	217	201
Gain on sale of foreclosed assets	(16)	(1)
Deferred income tax (benefit)	177	334
(Increase) decrease in operating assets and (decrease) increase in operating liabilities:
Loans held-for-sale	3,059	(102)
Accrued interest receivable	45	97
Other assets	13	(49)
Accrued interest payable and other liabilities	(182)	(792)
Net cash from operating activities	5,643	1,603
Cash Flows From (Used For) Investing Activities:
Activity in securities available-for-sale:
Maturities, payments, calls	4,709	3,205
Purchases	(33,665)	-
Loan principal originations, net	4,493	(3,322)
Proceeds from sale of foreclosed assets	369	103
Purchases of premises and equipment	(579)	(544)
(Purchase) sale of restricted equity securities, net	(83)	61
Net cash used for investing activities	(24,756)	(497)
Cash Flows From (Used For) Financing Activities:
Net (decrease) increase in deposits	(2,975)	2,742
Net decrease in securities sold under agreements to repurchase	236	1,092
Payment to Keystone shareholders	-	(7,274)
Proceeds from Federal Home Loan Bank advances	-	6,750
Repayment of Federal Home Loan Bank advances	-	(6,500)
Proceeds from issuance of note payable	-	7,500
Repayment of note payable	(268)	(268)
Proceeds from exercise of common stock options and warrants	50	2,431
Purchase of treasury stock	(29)	-
Cash dividends	(1,272)	(812)
Net cash from (used for) financing activities	(4,258)	5,661
Net Change In Cash And Cash Equivalents	(23,371)	6,767
Cash and Cash Equivalents At Beginning Of Period	42,499	31,002
Cash and Cash Equivalents At End Of Period	$19,128	$37,769

Supplemental Disclosures Of Cash Flows Information:
Cash Payments For:
Interest paid to depositors	$586	$483
Interest paid on borrowings	$66	$86
Income taxes	$-	$425
Non-cash investing and financing activities:
Transfer of loans to foreclosed assets	$2,428	$-

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly River Financial Corporation’s consolidated statements of financial condition, statements of income, statements of comprehensive income, statements of changes in stockholders’ equity and statements of cash flows for the periods presented, and all such adjustments are of a normal recurring nature. All material intercompany transactions are eliminated. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the entire year.

These interim consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission and, therefore, certain information and note disclosures normally presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted or abbreviated. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes as of December 31, 2016, which are contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

Note 2 – Reclassifications

Certain prior period amounts have been reclassified to conform to the presentation used in 2017. These reclassifications had no material effect on the operations, financial condition or cash flows of the Company.

The Company’s 401(k) employee stock ownership plan (KSOP) includes a "put option" for shares of the Company’s common stock distributed from the KSOP. Shares are distributed from the KSOP primarily to separated vested participants and certain eligible participants who elect to diversify their account balances. Since the Company’s common stock is not currently traded on an established securities market, if the owners of distributed shares desire to sell their shares, the Company is required to purchase the shares at fair value during two put option periods following the distribution of the shares from the KSOP. The first put option period is within sixty days following the distribution of the shares from the KSOP.  The second put option period begins on the first day of the fifth month of the plan year for a sixty day period.  The distributed shares subject to the put option and the shares held by the KSOP (KSOP shares) were previously recorded in permanent equity. Due to the Company’s obligation under the put option, the distributed shares and KSOP shares should be classified as temporary equity in the mezzanine section of the consolidated statements of financial condition. This change in classification resulted in the December 31, 2016 permanent equity decreasing $623 thousand and temporary equity increasing by $623 thousand from amounts previously reported. Based on an analysis of quantitative and qualitative factors, this change in classification was deemed immaterial for all periods previously reported. See Note 9.

Note 3 – Earnings Per Share

Basic earnings per common share are computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per common share are computed by dividing net income by the effect of the issuance of potential common shares that are dilutive and by the sum of the weighted-average number of shares of common stock outstanding. All shares owned by the Company’s 401(k) Employee Stock Ownership Plan (KSOP) are included in the earnings per share calculations.

The reconciliation of the components of the basic and diluted earnings per share is as follows:

	For the Three Months
	Ended March 31,
	2017	2016
Net earnings available to common shareholders	$2,229	$1,723
Weighted average common shares outstanding	5,084,621	4,866,049
Dilutive effect of stock options	57,352	69,467
Dilutive effect of stock warrants	-	55,361
Diluted common shares	5,141,973	4,990,877
Basic earnings per common share	$0.44	$0.35
Diluted earnings per common share	$0.43	$0.35

Note 4 – Investment Securities

Securities available-for-sale at March 31, 2017 and December 31, 2016 are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2017:
Securities available-for-sale:
Residential mortgage-backed	$136,906	$111	$(2,641)	$134,376
U.S. govt. sponsored enterprises	19,377	52	(157)	19,272
State, county, and municipal	57,090	680	(505)	57,265
Corporate debt obligations	1,822	9	(53)	1,778
Totals	$215,195	$852	$(3,356)	$212,691

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2016:
Securities available-for-sale:
Residential mortgage-backed	$111,611	$63	$(2,999)	$108,675
U.S. govt. sponsored enterprises	15,506	44	(223)	15,327
State, county, and municipal	57,837	562	(813)	57,586
Corporate debt obligations	1,819	4	(50)	1,773
Totals	$186,773	$673	$(4,085)	$183,361

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

Details concerning investment securities with unrealized losses as of March 31, 2017 and December 31, 2016 are as follows:

	Less Than 12 Months		More Than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2017:
Securities available-for-sale:
Residential mortgage-backed	$118,702	$2,641	$-	$-	$118,702	$2,641
U.S. govt. sponsored enterprises	9,813	95	1,388	62	11,201	157
State, county & municipal	22,964	416	7,102	89	30,066	505
Corporate debt obligations	1,319	53	-	-	1,319	53
Totals	$152,798	$3,205	$8,490	$151	$161,288	$3,356

December 31, 2016:
Securities available-for-sale:
Residential mortgage-backed	$98,033	$2,999	$-	$-	$98,033	$2,999
U.S. govt. sponsored enterprises	10,733	149	1,376	74	12,109	$223
State, county & municipal	35,062	813	-	-	35,062	$813
Corporate debt obligations	1,319	50	-	-	1,319	$50
Totals	$145,147	$4,011	$1,376	$74	$146,523	$4,085

As of March 31, 2017, management does not consider securities with unrealized losses to be other-than-temporarily impaired. The unrealized losses in each category have occurred as a result of changes in interest rates, market spreads and market conditions subsequent to purchase. River has the ability and intent to hold its securities for a period of time sufficient to allow for a recovery in fair value. There were no other-than-temporary impairments charged to earnings during the three months ended March 31, 2017 or 2016.  The Company owned a total of 174 securities with a net unrealized loss of $3,356 at March 31, 2017. As of March 31, 2017 and December 31, 2016, securities with a carrying value of approximately $28,919 and $29,873, respectively, were pledged to secure public deposits as required by law. At March 31, 2017 and December 31, 2016, the carrying value of securities pledged to secure repurchase agreements was approximately $25,107 and $18,392.

No securities were sold during the three months ended March 31, 2017 and 2016.

The amortized cost and estimated fair value of securities available-for-sale at March 31, 2017, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities for residential mortgage backed securities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.  These securities are therefore not presented by maturity classification.

	Amortized Cost	Fair Value
	(In Thousands)
Securities available-for-sale
Less than 1 year	$5,413	$5,408
1 to 5 years	23,383	23,360
5 to 10 years	14,136	14,034
After 10 years	35,357	35,513
	78,289	78,315
Residential mortgage-backed securities	136,906	134,376
Totals	$215,195	$212,691

Note 5 – Loans, Allowance for Loan Losses and Credit Quality

Major classifications of loans at March 31, 2017 and December 31, 2016 are summarized as follows:

	March 31, 2017		December 31, 2016
	Amount	% of Total	Amount	% of Total
Residential real estate:
Closed-end 1-4 family - first lien	$110,132	21.8%	$113,807	22.2%
Closed-end 1-4 family - junior lien	4,787	0.9%	4,791	0.9%
Multi-family	16,901	3.3%	17,043	3.3%
Total residential real estate	131,820	26.0%	135,641	26.4%
Commercial real estate:
Nonfarm nonresidential	156,007	30.9%	161,198	31.5%
Farmland	14,780	2.9%	13,344	2.6%
Total commercial real estate	170,787	33.8%	174,542	34.1%
Construction and land development:
Residential	26,468	5.3%	27,228	5.3%
Other	34,289	6.8%	37,221	7.3%
Total construction and land development	60,757	12.1%	64,449	12.6%
Home equity lines of credit	34,888	6.9%	35,761	7.0%
Commercial loans:
Other commercial loans	84,638	16.7%	81,198	15.8%
Agricultural	1,704	0.3%	887	0.2%
State, county, and municipal loans	8,166	1.6%	8,719	1.7%
Total commercial loans	94,508	18.6%	90,804	17.7%
Consumer loans	22,223	4.4%	20,858	4.1%
Total gross loans	514,983	101.8%	522,055	101.9%
Allowance for loan losses	(4,060)	-0.8%	(4,007)	-0.8%
Net deferred loan fees and discounts	(4,888)	-1.0%	(5,614)	-1.1%
Net loans	$506,035	100.0%	$512,434	100.0%

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

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method for the periods indicated:

	Real Estate Mortgage Loans
			Construction	Home Equity
			and Land	Lines
Allowance for Loan Losses	Residential	Commercial	Development	Of Credit	Commercial	Consumer	Total
Balance - December 31, 2016	$563	$1,506	$723	$187	$829	$199	$4,007
Provision for loan losses	210	(229)	55	163	75	86	360
Loan charge-offs	—	—	(115)	(107)	(24)	(88)	(334)
Loan recoveries	—	—	3	1	22	1	27
Balance - March 31, 2017	$773	$1,277	$666	$244	$902	$198	$4,060

Ending balance:
Individually evaluated for impairment	$296	$384	$—	$—	$432	$15	$1,127
Collectively evaluated for impairment	$477	$893	$666	$244	$470	$183	$2,933
Total	$773	$1,277	$666	$244	$902	$198	$4,060

Loans:
Individually evaluated for impairment	$2,326	$2,797	$—	$—	$650	$37	$5,810
Collectively evaluated for impairment	$129,494	$167,990	$60,757	$34,888	$93,858	$22,186	$509,173
Total	$131,820	$170,787	$60,757	$34,888	$94,508	$22,223	$514,983

	Real Estate Mortgage Loans
			Construction	Home Equity
			and Land	Lines
Allowance for Loan Losses	Residential	Commercial	Development	Of Credit	Commercial	Consumer	Total
Balance - December 31, 2015	$368	$1,302	$569	$150	$1,250	$188	$3,827
Provision for loan losses	72	(165)	151	(34)	197	11	232
Loan charge-offs	—	—	—	—	—	(24)	(24)
Loan recoveries	—	—	4	7	10	15	36
Balance - March 31, 2016	$440	$1,137	$724	$123	$1,457	$190	$4,071

Ending balance:
Individually evaluated for impairment	$59	$501	$38	$—	$1,126	$—	$1,724
Collectively evaluated for impairment	$381	$636	$686	$123	$331	$190	$2,347
Total	$440	$1,137	$724	$123	$1,457	$190	$4,071

Loans:
Individually evaluated for impairment	$1,233	$2,232	$93	$100	$1,735	$—	$5,393
Collectively evaluated for impairment	$129,974	$161,029	$60,783	$32,265	$81,228	$19,965	$485,244
Total	$131,207	$163,261	$60,876	$32,365	$82,963	$19,965	$490,637

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

The following table presents impaired loans by class of loans as of March 31, 2017.

	Total	Impaired Loans	Impaired Loans
	Impaired	With No	With	Allowance for
Nonaccruing Impaired Loan	Loans	Allowance	Allowance	Loan Losses
Mortgage loans on real estate:
Residential	$1,512	$93	$1,419	$296
Commercial real estate	913	-	913	83
Construction and land development	—	—	—	—
Total mortgage loans on real estate	2,425	93	2,332	379
Equity lines of credit	—	—	—	—
Commercial loans	93	—	93	9
Consumer loans	—	—	—	—
Total Loans	$2,518	$93	$2,425	$388

	Total	Impaired Loans	Impaired Loans
	Impaired	With No	With	Allowance for
Accruing Impaired Loans	Loans	Allowance	Allowance	Loan Losses
Mortgage loans on real estate:
Residential	$814	$814	$-	$-
Commercial real estate	1,884	580	1,304	301
Construction and land development	—	—	—	—
Total mortgage loans on real estate	2,698	1,394	1,304	301
Equity lines of credit	—	—	—	—
Commercial loans	557	134	423	423
Consumer loans	37	—	37	15
Total Loans	$3,292	$1,528	$1,764	$739

	Total	Impaired Loans	Impaired Loans
	Impaired	With No	With	Allowance for
Total Impaired Loans	Loans	Allowance	Allowance	Loan Losses
Mortgage loans on real estate:
Residential	$2,326	$907	$1,419	$296
Commercial real estate	2,797	580	2,217	384
Construction and land development	—	—	—	—
Total mortgage loans on real estate	5,123	1,487	3,636	680
Equity lines of credit	—	—	—	—
Commercial loans	650	134	516	432
Consumer loans	37	—	37	15
Total Loans	$5,810	$1,621	$4,189	$1,127

The following table presents impaired loans by class of loans as of December 31, 2016.

		Impaired Loans	Impaired Loans
	Total Impaired	With No	With	Allowance for
Nonaccruing Impaired Loans	Loans	Allowance	Allowance	Loan Losses
Mortgage loans on real estate:
Residential	$223	$96	$127	$53
Commercial real estate	3,470	1,010	2,460	430
Construction and land development	—	—	—	—
Total mortgage loans on real estate	3,693	1,106	2,587	483
Equity lines of credit	100	100	—	—
Commercial loans	93	93	—	—
Consumer loans	—	—	—	—
Total Loans	$3,886	$1,299	$2,587	$483

		Impaired Loans	Impaired Loans
	Total Impaired	With No	With	Allowance for
Accruing Impaired Loans	Loans	Allowance	Allowance	Loan Losses
Mortgage loans on real estate:
Residential	$978	$978	$-	$-
Commercial real estate	1,905	589	1,316	317
Construction and land development	31	31	—	—
Total mortgage loans on real estate	2,914	1,598	1,316	317
Equity lines of credit	100	100	—	—
Commercial loans	592	136	456	456
Consumer loans	39	—	39	19
Total Loans	$3,645	$1,834	$1,811	$792

		Impaired Loans	Impaired Loans
	Total Impaired	With No	With	Allowance for
Total Impaired Loans	Loans	Allowance	Allowance	Loan Losses
Mortgage loans on real estate:
Residential	$1,201	$1,074	$127	$53
Commercial real estate	5,375	1,599	3,776	747
Construction and land development	31	31	—	—
Total mortgage loans on real estate	6,607	2,704	3,903	800
Equity lines of credit	200	200	—	—
Commercial loans	685	229	456	456
Consumer loans	39	—	39	19
Total Loans	$7,531	$3,133	$4,398	$1,275

The following table presents the average recorded investment in impaired loans and the interest income recognized on impaired loans in the three months ended March 31, 2017 and 2016 by loan category.

	Three Months Ended			Three Months Ended
	March 31, 2017			March 31, 2016
	Average	Ending		Average	Ending
	Recorded	Recorded	Interest	Recorded	Recorded	Interest
	Investment	Investment	Income	Investment	Investment	Income
Mortgage loans on real estate:
Residential real estate	$1,720	$2,326	$18	$1,194	$1,233	$18
Commercial real estate	3,562	2,797	25	2,697	2,232	9
Construction and land development	15	-	-	90	93	1
Total mortgage loans on real estate	5,297	5,123	43	3,981	3,558	28
Equity lines of credit	50	-	1	100	100	1
Commercial loans	577	650	6	1,605	1,735	7
Consumer loans	19	37	—	—	—	—
Total Loans	$5,943	$5,810	$50	$5,686	$5,393	$36

The following tables present the aging of loans and non-accrual loan balances as of March 31, 2017 and December 31, 2016, by class of loans.

	Accruing Loans
As of March 31, 2017	Current	30-89 Days Past Due	90+ Days Past Due	Nonaccrual Loans	Total Loans
Mortgage loans on real estate:
Residential	$129,036	$1,195	$—	$1,589	$131,820
Commercial real estate	167,957	1,840	—	990	170,787
Construction and land development	60,239	368	89	61	60,757
Total mortgage loans on real estate	357,232	3,403	89	2,640	363,364
Equity lines of credit	34,659	106	—	123	34,888
Commercial loans	94,084	321	3	100	94,508
Consumer loans	21,916	146	114	47	22,223
Total Loans	$507,891	$3,976	$206	$2,910	$514,983

	Accruing Loans
As of December 31, 2016	Current	30-89 Days Past Due	90+ Days Past Due	Nonaccrual Loans	Total Loans
Mortgage loans on real estate:
Residential	$132,603	$2,585	$—	$453	$135,641
Commercial real estate	170,363	708	—	3,471	174,542
Construction and land development	64,111	312	—	26	64,449
Total mortgage loans on real estate	367,077	3,605	—	3,950	374,632
Equity lines of credit	35,257	320	—	184	35,761
Commercial loans	90,579	76	19	130	90,804
Consumer loans	20,431	285	20	122	20,858
Total Loans	$513,344	$4,286	$39	$4,386	$522,055

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be Pass rated loans. As of March 31, 2017 and December 31, 2016, and based on the most recent analysis performed as of those dates, the risk category of loans by class of loans is as follows:

As of March 31, 2017	Pass	Special Mention	Substandard	Doubtful	Total
Mortgage loans on real estate:
Residential	$123,394	$5,377	$3,049	$-	$131,820
Commercial real estate	164,252	3,793	2,742	-	170,787
Construction and land development	59,830	777	150	-	60,757
Total mortgage loans on real estate	347,476	9,947	5,941	-	363,364
Equity lines of credit	34,533	108	247	-	34,888
Commercial loans	91,519	2,347	642	-	94,508
Consumer loans	21,823	249	151	-	22,223
Total Loans	$495,351	$12,651	$6,981	$-	$514,983

As of December 31, 2016	Pass	Special Mention	Substandard	Doubtful	Total
Mortgage loans on real estate:
Residential	$125,983	$6,272	$3,386	$-	$135,641
Commercial real estate	165,381	3,837	5,324	-	174,542
Construction and land development	63,151	605	451	242	64,449
Total mortgage loans on real estate	354,515	10,714	9,161	242	374,632
Equity lines of credit	35,344	109	308	-	35,761
Commercial loans	87,684	2,357	649	114	90,804
Consumer loans	20,433	211	214	-	20,858
Total Loans	$497,976	$13,391	$10,332	$356	$522,055

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

Loans – River Financial Corporation does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. When a loan is identified as individually impaired, management measures impairment using one of three methods, including collateral value, market value of similar debt, and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. As of March 31, 2017 and December 31, 2016, impaired loans were evaluated based on the fair value of the collateral. Impaired loans for which an allowance is established based on the fair value of collateral, or loans that were charged down according to the fair value of collateral, require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price, River Financial Corporation records the impaired loan as nonrecurring Level 2. When the fair value is based on an appraised value, River Financial Corporation records the impaired loan as nonrecurring Level 3.

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

Securities sold under agreements to repurchase – For disclosure purposes, the carrying amounts of securities sold under agreements to repurchase approximate their fair values.

Note Payable – For disclosure purposes the carrying amount of the floating rate note payable approximates fair value.

Assets and liabilities measured at fair value on a recurring basis - The only assets and liabilities measured at fair value on a recurring basis are our securities available-for-sale.  Information related to River’s assets and liabilities measured at fair value on a recurring basis at March 31, 2017 and December 31, 2016 is as follows:

	Fair Value Measurements At Reporting Date Using:
March 31, 2017	Fair Value	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Securities available-for-sale:
Residential mortgage -backed	$134,376	$—	$134,376	$—
U.S. government sponsored enterprises	19,272	—	19,272	—
State, county, and municipal	57,265	—	57,265	—
Corporate obligations	1,778	—	1,778	—
Totals	$212,691	$—	$212,691	$—

	Fair Value Measurements At Reporting Date Using:
December 31, 2016	Fair Value	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Securities available-for-sale:
Residential mortgage -backed	$108,675	$—	$108,675	$—
U.S. government sponsored enterprises	15,327	—	15,327	—
State, county, and municipal	57,586	—	57,586	—
Corporate obligations	1,773	—	1,773	—
Totals	$183,361	$—	$183,361	$—

Assets measured at fair value on a nonrecurring basis - River has assets that, under certain conditions, are subject to measurement at fair value on a non-recurring basis.  The following table presents the financial instruments carried on the statement of financial position by caption and by level in the fair value hierarchy, for which a non-recurring change in fair value has been recorded as of March 31, 2017 and December 31, 2016:

	Fair Value Measurements At Reporting Date Using:
March 31, 2017	Fair Value	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$3,062	$—	$—	$3,062
Foreclosed assets	3,196	—	—	3,196
Totals	$6,258	$—	$—	$6,258

December 31, 2016	Fair Value	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$3,124	$—	$—	$3,124
Foreclosed assets	1,151	—	—	1,151
Totals	$4,275	$—	$—	$4,275

River has estimated the fair values of these assets using Level 3 inputs, specifically the appraised value of the collateral. Impaired loan balances represent those collateral dependent impaired loans where management has estimated the credit loss by comparing the loan’s carrying value against the expected realizable fair value of the impaired loan for the amount of the credit loss.

The estimated fair values, and related carrying or notional amounts, of River’s financial instruments as of March 31, 2017 and December 31, 2016 are as follows:

		Estimated Fair Value
March 31, 2017	Carrying Amount	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$19,128	$19,128	$—	$—
Certificates of Deposit	5,463	—	5,463	—
Securities Available for Sale	212,691	—	212,691	—
Loans held-for-sale	4,675	—	4,675	—
Restricted Equity Securities	834	—	—	834
Loans Receivable	506,035	—	504,701	3,062
Bank Owned Life Insurance	15,265	—	15,265	—
Accrued interest receivable	2,330	—	2,330	—
Financial Liabilities:
Deposits	701,938	—	701,135	—
Accrued interest payable	121	—	121	—
Securities sold under agreements to repurchase	13,270	—	13,270	—
Note Payable	6,161	—	6,161	—

		Estimated Fair Value
December 31, 2016	Carrying Amount	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$42,499	$42,499	$—	$—
Certificates of Deposit	5,463	—	5,463	—
Securities Available for Sale	183,361	—	183,361	—
Loans held-for-sale	7,734	—	7,734	—
Restricted Equity Securities	751	—	—	751
Loans Receivable	512,434	—	512,219	3,124
Bank Owned Life Insurance	15,161	—	15,161	—
Accrued interest receivable	2,376	—	2,376	—
Financial Liabilities:
Deposits	704,913	—	688,591	—
Accrued interest payable	130	—	130	—
Securities sold under agreements to repurchase	13,034	—	13,034	—
Note Payable	6,428	—	6,428	—

The estimated fair values of the standby letters of credit and loan commitments on which the committed interest rate is less than the current market rate are insignificant at March 31, 2017 and December 31, 2016.

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

Note 8 – Recently Issued Accounting Pronouncements

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718).  ASU 2016-09 amended existing guidance to simplify the accounting for share-based payment award transactions, including:  a) income tax consequences; b) classification of awards as either equity or liabilities; c) classification on the statement of cash flows; and d) policy election to estimate the number of awards that are expected to vest (current GAAP) or account for forfeitures when they occur.  For public business entities, the amendments of this ASU are effective fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The adoption of this standard did not have a material effect on the Company’s operating results or financial condition.

In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606)—Deferral of the Effective Date. ASU 2015-14 defers the effective date of ASU 2014-09, Revenue from Contracts with Customers, which supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, by one year. ASU 2014-09 is based on the principle that revenue is recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. Under ASU 2015-14, ASU 2014-09 is now effective for annual periods beginning after December 15, 2017 and interim periods within those years. The Company is currently evaluating the effects of ASU 2014-09 on its financial statements and disclosures, if any.

In January 2016, the FASB issued ASU 2016-01 Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. This will enhance the reporting model for financial instruments to provide users of financial statements with more decision-useful information. The ASU addresses certain aspects of recognition, measurement, 23 presentation, and disclosure of financial instruments. Some of the amendments include the following: 1) Require equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; 2)Simplify the impairment assessment of equity investment’s without readily determinable fair values by requiring a qualitative assessment to identify impairment; 3) Require public business entities to use exit price notion when measuring fair value of financial instruments for disclosure purposes; 4)Require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting in a change in the fair value of a liability resulting in a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value; among others. For public business entities, the amendments of this ASU are effective fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company is currently evaluating the impact this ASU will have on its consolidated financial statements.

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

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350):  Simplifying the Test for Goodwill Impairment. ASU 2017-04 was issued to simplify the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. In computing the implied fair value of goodwill under Step 2, an entity had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities (including unrecognized assets and liabilities) following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Instead, under the amendments in this Update, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The amendments in this Update modify the concept of impairment from the condition that exists when the carrying amount of goodwill exceeds its implied fair value to the condition that exists when the carrying amount of a reporting unit exceeds its fair value. An entity no longer will determine goodwill impairment by calculating the implied fair value of goodwill by assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit had been acquired in a business combination. Because these amendments eliminate Step 2 from the goodwill impairment test, they should reduce the cost and complexity of evaluating goodwill for impairment. An entity should apply the amendments in this Update on a prospective basis. An entity is required to disclose the nature of and reason for the change in accounting principle upon transition. That disclosure should be provided in the first annual period and in the interim period within the first annual period when the entity initially adopts the amendments in this Update. A public business entity that is a U.S. Securities and Exchange Commission (SEC) filer should adopt the amendments in this Update for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019.  Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is currently evaluating the effects of this update on its financial statements and disclosures, if any.

In March 2017, the FASB issued ASU 2017-08, Receivables – Nonrefundable Fees and Other Costs (Subtopic 310-20):  Premium Amortization on Purchased Callable Debt Securities.   ASU 2017-08 will shorten the amortization period for certain callable debt securities held at a premium.  Specifically, the amendments require the premium to be amortized to the earliest call date whereas under current GAAP, the amortization is to the maturity. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. The amendments in this Update more closely align the amortization period of premiums and discounts to expectations incorporated in market pricing on the underlying securities. Market participants generally price securities to the call date that produces the worst yield when the coupon is above current market rates (that is, the security is trading at a premium) and price securities to maturity when the coupon is below market rates (that is, the security is trading at a discount) in anticipation that the borrower will act in its economic best interest. As a result, the amendments more closely align interest income recorded on bonds held at a premium or a discount with the economics of the underlying instrument. An entity should apply the amendments in this Update on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. Additionally, in the period of adoption, an entity should provide disclosures about a change in accounting principle. For public business entities, the amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018.  Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The Company is currently evaluating the effects of this update on its financial statements and disclosures, if any.

Note 9 – Defined Contribution Plan

The Company provides a 401(k) employee stock ownership plan (KSOP), which covers substantially all of the Company’s employees who are eligible, as to age and length of service. A participant may elect to make contributions up to $18,000 of the participant’s annual compensation in 2017 and 2016. The Company makes contributions up to 3% of each participant’s annual compensation and the Company matches 50% of the next 2% contributed by the employee. Contributions to the plan by Company were approximately $95 thousand and $65 thousand for the three months ended March 31, 2017 and 2016, respectively.  Outstanding shares of the Company’s common stock allocated to participants at March 31, 2017 and December 31, 2016 totaled 38,237 and 38,933, respectively, and there were no unallocated shares. These shares are treated as outstanding for purposes of calculating earnings per share and dividends on these shares are included in the Consolidated Statements of Stockholders’ Equity.

The Company’s KSOP includes a put option for shares of the Company’s common stock distributed from the KSOP. Shares are distributed from the KSOP primarily to separated vested participants and certain eligible participants who elect to diversify their account balances. Since the Company’s common stock is not currently traded on an established securities market, if the owners of distributed shares desire to sell their shares, the Company is required to purchase the shares at fair value during two put option periods following the distribution of the shares from the KSOP. The first put option period is within sixty days following the distribution of the shares from the KSOP.  The second put option period begins on the first day of the fifth month of the plan year for a sixty day period. The fair value of distributed shares subject to the put option totaled $0 and $0 as of March 31, 2017 and December 31, 2016, respectively. The cost of the KSOP shares totaled $612 thousand and $623 thousand as of March 31, 2017 and December 31, 2016, respectively. Due to the Company’s obligation under the put option, the distributed shares and KSOP shares are classified as temporary equity in the mezzanine section of the consolidated statements of financial condition and totaled $612 thousand and $623 thousand as of March 31, 2017 and December 31, 2016, respectively. The fair value of the KSOP shares totaled $774 thousand and $672 thousand as of March 31, 2017 and December 31, 2016, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with our condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q, as well as our audited consolidated financial statements and related notes thereto for the year ended December 31, 2016, which are contained in the Annual Report on Form 10-K for the year ended December 31, 2016. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results could differ materially from those contained in forward-looking statements as a result of many factors, including those discussed in our 2016 Annual Report on Form 10-K under “Part I, Item 1A - Risk Factors,” as well as other unknown risks and uncertainties.

All dollar amounts in the tables in this section are in in thousands of dollars, except per share data, yields, percentages and rates or when specifically identified. As used in this Item, the words “we,” “us,” “our,” the “Company,” “RFC,” “River” and similar terms refer to River Financial Corporation and its consolidated affiliate, unless the context indicates otherwise.

Our Business

River is a bank holding company headquartered in Prattville, Alabama. We engage in the business of banking through our wholly-owned banking subsidiary, River Bank & Trust, which we may refer to as the “Bank,” or “River Bank.” Through the Bank, we provide a broad array of financial services to businesses, business owners, professionals, and consumers. As of March 31, 2017, we operated ten full-service banking offices in Alabama in the cities of Montgomery, Prattville, Millbrook, Wetumpka, Auburn, Opelika, Gadsden and Alexander City.

Overview of First Quarter 2017 Results

Net income was $2,229 in the quarter ended March 31, 2017, compared with $1,723 in the quarter ended March 31, 2016. Several significant measures from the 2017 first quarter include:

•	Net interest margin (taxable equivalent) of 4.06%, compared with 4.20% for the first quarter of 2016.
•	Net interest income increase of $629 for the quarter ended March 31, 2017, representing a 9.5% rate of increase over the quarter ended March 31, 2016.
•	Annualized return on average assets for the quarter ended March 31, 2017 of 1.12% compared with 0.96% for the quarter ended March 31, 2016.
•	Annualized return on average equity for the quarter ended March 31, 2017 of 10.67% compared with 8.90 % for the quarter ended March 31, 2016.
•	Loan decrease of $6,346 during the quarter, representing a -4.9% annualized growth rate.
•	Deposit decrease of $2,975 during the quarter, representing a -1.7% annualized growth rate.
•	Stockholders’ equity growth of $1,564 during the quarter representing a 7.6% annualized growth rate.
•	Book value per share of $16.52 at March 31, 2017, compared with $16.23 per share at December 31, 2016.
•	Tangible book value per share of $14.16 at March 31, 2017, compared with $13.83 at December 31, 2016.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared based on the application of certain accounting policies, the most significant of which are described in the notes to the financial statements for the year ended December 31, 2016, which are contained in our Annual Report filed on Form 10-K. Certain of these policies require numerous estimates and strategic or economic assumptions that may prove inaccurate or subject to variation and may significantly affect our reported results and financial position for the current period or future periods. The use of estimates, assumptions, and judgment is necessary when financial assets and liabilities are required to be recorded at, or adjusted to reflect fair value. Assets carried at fair value inherently result in more financial statement volatility. Fair values and information used to record valuation adjustments for certain assets and liabilities are based on quoted market prices or are provided by other independent third-party sources, when available. When such information is not available, management estimates valuation adjustments. Changes in underlying factors, assumptions or estimates in any of these areas could have a material impact on our future financial condition and results of operations.

The following briefly describes the more complex policies involving a significant amount of judgments about valuation and the application of complex accounting standards and interpretations.

Allowance for Loan Losses

We record estimated probable inherent credit losses in the loan portfolio as an allowance for loan losses. The methodologies and assumptions for determining the adequacy of the overall allowance for loan losses involve significant judgments to be made by management. Some of the more critical judgments supporting our allowance for loan losses include judgments about: creditworthiness of borrowers, estimated value of underlying collateral, assumptions about cash flow, determination of loss factors for estimating credit losses, and the impact of current events, conditions and other factors impacting the level of inherent losses. Under different conditions or using different assumptions, the actual or estimated credit losses that we may ultimately realize may be different than our estimates. In determining the allowance, we estimate losses on individual impaired loans, or groups of loans that are not impaired, where the probable loss can be identified and reasonably estimated. On a quarterly basis, we assess the risk inherent in our loan portfolio based on qualitative and quantitative trends in the portfolio, including the internal risk classification of loans, historical loss rates, changes in the nature and volume of the loan portfolio, industry or borrower concentrations, delinquency trends, detailed reviews of significant loans with identified weaknesses and the impact of local, regional and national economic factors on the quality of the loan portfolio. Based on this analysis, we may record a provision for loan losses in order to maintain the allowance at appropriate levels. For a more complete discussion of the methodology employed to calculate the allowance for loan losses, see note 1 to our consolidated financial statements for the year ended December 31, 2016, which are contained in our Annual Report on Form 10-K.

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

Comparison of the Results of Operations for the three months ended March 31, 2017 and 2016

The following is a narrative discussion and analysis of significant changes in our results of operations for the three months ended March 31, 2017 compared to the three months ended March 31, 2016.

Net Income

During the three months ended March 31, 2017, our net income was $2,229, compared to $1,723 for the three months ended March 31, 2016, an increase of $506, or 29.4%.

The primary reason for the increase in net income for the first quarter of 2017 as compared to the first quarter of 2016 was an increase in net interest income and an increase in noninterest income. During the three months ended March 31, 2017, net interest income was $7,251 compared to $6,622 for the three months ended March 31, 2016, an increase of $629, or 9.5%. This increase is a result of higher levels of loan volume and other earning assets from organic growth. Total noninterest income for the first quarter of 2017 was $1,307 compared to $1,012 for the quarter ended March 31, 2016. This increase was primarily the result of an increase of $215 in revenue from mortgage operations. Total noninterest expense in the first quarter of 2017 decreased $32, or 0.6%, from the first quarter of 2016. This decrease occurred across several expense categories and was mainly related to expense savings resulting from the Keystone merger.

Net Interest Income and Net Interest Margin Analysis

The largest component of our net income is net interest income – the difference between the income earned on interest earning assets and the interest paid on deposits and borrowed funds used to support assets. Net interest income divided by average interest earning assets represents RFC’s net interest margin. The major factors that affect net interest income and net interest margin are changes in volumes, the yield on interest earning assets and the cost of interest bearing liabilities. Our net interest margin can also be affected by economic conditions, the competitive environment, loan demand, and deposit flow. Management’s ability to respond to changes in these factors by using effective asset-liability management techniques is critical to maintaining the stability of the net interest margin and the primary source of earnings. This is discussed in greater detail under the heading “Interest Sensitivity and Market Risk”

Comparison of net interest income for the three months ended March 31, 2017 and 2016

The following table shows, for the three months ended March 31, 2017 and 2016, the average balances of each principal category of our earning assets and interest bearing liabilities and the average taxable equivalent yields on assets and average costs of liabilities. These yields and costs are calculated by dividing the income or expense by the average daily balance of the associated assets or liabilities.

	Three months Ended March 31, 2017			Three months Ended March 31, 2016
		Interest			Interest
	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Yield/Rate	Balance	Expense	Yield/Rate
Interest earning assets
Loans	$511,094	$6,812	5.41%	$482,435	$6,500	5.42%
Mortgage loans held for sale	4,671	3	0.26%	216	2	3.72%
Investment securities:
Taxable securities	138,253	701	2.06%	89,342	413	1.86%
Tax-exempt securities	54,993	420	3.10%	55,970	403	2.90%
Interest bearing balances in other banks	25,445	64	1.02%	15,404	47	1.23%
Federal funds sold	—	—	0.00%	5,415	7	0.52%
Total interest earning assets	$734,456	$8,000	4.42%	$648,782	$7,372	4.57%

Interest bearing liabilities
Interest bearing transaction accounts	$193,946	$115	0.24%	$170,046	$107	0.25%
Savings and money market accounts	192,248	169	0.35%	175,776	161	0.37%
Time deposits	138,503	235	0.68%	139,096	241	0.70%
Securites sold under agreements to repurchase	12,296	5	0.16%	10,637	4	0.15%
Federal Home Loan Bank advances	—	—	0.00%	11,976	19	0.64%
Note Payable	6,426	61	3.76%	7,497	63	3.38%
Total interest bearing liabilities	$543,419	$585	0.43%	$515,028	$595	0.46%
Noninterest-bearing funding of earning assets	191,037	—	0.00%	133,754	—	0.00%
Total cost of funding earning assets	$734,456	$585	0.32%	$648,782	$595	0.37%
Net interest rate spread			3.98%			4.11%
Net interest income/margin (taxable equivalent)		$7,415	4.06%		$6,777	4.20%
Tax equivalent adjustment		(164)			(155)
Net interest income/margin		$7,251	3.97%		$6,622	4.11%

The following table reflects, for the three months ended March 31, 2017 and 2016, the changes in our net interest income due to variances in the volume of interest earning assets and interest bearing liabilities and variances in the associated rates earned or paid on these assets and liabilities.

	Three Months Ended March 31, 2017 vs.
	Three Months Ended March 31, 2016
		Variance
		due to
	Volume	Yield/Rate	Total
Interest earning assets
Loans	$330	$(18)	$312
Mortgage loans held for sale	41	(40)	1
Investment securities:	—	—
Taxable securities	221	67	288
Tax-exempt securities	(10)	27	17
Interest bearing balances in other banks	30	(13)	17
Federal funds sold	(7)	—	(7)
Total interest earning assets	$605	$23	$628

Interest bearing liabilities
Interest bearing transaction accounts	$14	$(6)	$8
Savings and money market accounts	16	(8)	$8
Time deposits	-	(6)	$(6)
Short-term debt	1	-	$1
Federal Home Loan Bank advances	(19)	-	$(19)
Note Payable	(8)	6	$(2)
Total interest bearing liabilities	$4	$(14)	$(10)

Net interest income
Net interest income (taxable equivalent)	$601	$37	$638
Taxable equivalent adjustment	(5)	(4)	(9)
Net interest income	$596	$33	$629

Total interest income for the three months ended March 31, 2017 was $7,836 and total interest expense was $585, resulting in net interest income of $7,251 for the period. For the same period of 2016, total interest income was $7,217 and total interest expense was $595, resulting in net interest income of $6,622 for the period. This represents a 9.5% increase in net interest income when comparing the same period from 2017 and 2016. When comparing the variances related to interest income for the three months ended March 31, 2017 and 2016, the increase was primarily attributed to increases in average volumes in loans and taxable securities. When comparing variances related to interest expense for the three months ended March 31, 2017 and 2016, the decrease resulted primarily from a decrease in the volume of Federal Home Loan Bank advances and a decrease in the effective rates paid on interest-bearing deposit accounts.

Provision for Loan Losses

The provision for loan losses represents a charge to earnings necessary to establish an allowance for loan losses that, in management’s evaluation, is adequate to provide coverage for estimated losses on outstanding loans and to provide for uncertainties in the economy. As a result of evaluating the allowance for loan losses at March 31, 2017, management recorded a provision of $360 in the first quarter of 2017 compared to a provision of $232 in the first quarter of 2016. The increase in the provision was primarily related to the increase in loans, excluding the loans acquired in the Keystone merger, from the March 31, 2016 to March 31, 2017.

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

Subsequent changes in the impairment amount will generally cause corresponding changes in the allowance related to the impaired loan and corresponding changes to the loan loss provision. As of March 31, 2017, the recorded allowance related to impaired loans was $1,127. As of March 31, 2016, the recorded allowance related to impaired loans was $1,724.

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

The following table sets forth the principal components of noninterest income for the periods indicated.

	For the Three Months
	Ended March 31,
	2017	2016
Service charges and fees	$699	$600
Investment brokerage revenue	25	43
Mortgage operations	409	194
Bank owned life insurance income	104	107
Other noninterest income	70	68
Total noninterest income	$1,307	$1,012

Noninterest income for the three months ended March 31, 2017 was $1,307 compared to $1,012 for the same period in 2016. The increase of $99 in service charges and fees was primarily related to an increase in the number of deposit accounts and activity within the deposit accounts. The increase in mortgage operations revenue of $215 resulted an increase in the volume of mortgage loans originated for sale in the quarter ended March 31, 2017 as compared to the first quarter of 2016.

Noninterest Expense

Noninterest expenses consist primarily of salaries and employee benefits, building occupancy and equipment expenses, advertising and promotion expenses, data processing expenses, legal and professional services expense and miscellaneous other operating expenses.

The following table sets forth the principal components of noninterest expense for the periods indicated.

	For the Three Months
	Ended March 31,
	2017	2016
Salaries and employee benefits	$2,717	$2,548
Occupancy expenses	330	351
Equipment rentals, depreciation, and maintenance	183	240
Telephone and communications	55	63
Advertising and business development	115	112
Data processing	442	480
Foreclosed assets, net	38	50
Federal deposit insurance and other regulatory assessments	92	106
Legal and other professional services	126	214
Other operating expense	798	764
Total noninterest expense	$4,896	$4,928

Noninterest expense for the three months ended March 31, 2017 totaled $4,896 compared with $4,928 for the same period of 2016. The decrease was primarily a result of expense reductions realized from the Keystone merger as systems and operations were consolidated. Salaries and employee benefits increased $169, or 6.6%, to $2,717 in the first quarter of 2017 from $2,548 in the first quarter of 2016. The number of full-time equivalent employees increased from approximately 126 at March 31, 2016 to approximately 134 at March 31, 2017 for an increase of approximately 6.4%. Occupancy expenses decreased $21, or 6.0%, in the first quarter of

2017 as compared to the first quarter of 2016. Equipment rentals, depreciation, and maintenance decreased $57, or approximately 23.8%, in the first quarter of 2017 as compared to the first quarter of 2016. Data processing expenses totaled $442 in the first quarter of 2017 compared to $480 in the first quarter of 2016 for a decrease of $38, or 7.9%, as a result of savings realized from the conversion to a new core processing system. Foreclosed asset expense decreased $12, or 24.0%, in the first quarter of 2017 compared to the first quarter of 2016 as a result of reduced provision for losses on foreclosed assets. Legal and other professional services expense decreased $88 in the first quarter of 2017 as compared to the first quarter of 2016 as legal fees associated with the Keystone merger recognized in the first quarter of 2016 were not recognized in the first quarter of 2017.

Provision for Income Taxes

We recognized income tax expense of $1,073 for the three months ended March 31, 2017, compared to $751 for the three months ended March 31, 2016. The increase of $322 or 42.9%, resulted from the increase in net income before taxes of $828 in the first quarter of 2017 as compared to the third quarter of 2016. The effective tax rate for the three months ended March 31, 2017 was 32.5% compared to 30.4% for the same period in 2016. The effective tax rate is affected by levels of items of income that are not subject to federal and/or state taxation and by levels of items of expense that are not deductible for federal and/or state income tax purposes.

Comparison of Financial Condition at March 31, 2017, and December 31, 2016

Overview

Our total assets decreased $1,625, or 0.2%, from December 31, 2016 to March 31, 2017. Loans, net of deferred fees and discounts, decreased $6,346, or 1.2%, from December 31, 2016 to March 31, 2017. Securities available-for-sale increased by $29,330, or 16.0%, from December 31, 2015 to March 31, 2017. Cash and cash equivalents decreased $23,371, or 55.0% from December 31, 2016 to March 31, 2017 as funds were used to purchase investment securities. Total deposits decreased $2,975, or 0.4%, from December 31, 2016 to March 31, 2017 mainly because seasonal deposits from December 31, 2016 were withdrawn. Total stockholders’ equity increased $1,564, or 1.9%.

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

During the three months ended March 31, 2017, we purchased investment securities totaling $33,665. No securities were sold in the first quarter of 2017. The following tables summarize the amortized cost, gross unrealized gains, gross unrealized losses, and fair value of securities available-for-sale at March 31, 2017 and December 31, 2016.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2017:
Securities available-for-sale:
Residential mortgage-backed	$136,906	$111	$(2,641)	$134,376
U.S. govt. sponsored enterprises	19,377	52	(157)	19,272
State, county, and municipal	57,090	680	(505)	57,265
Corporate debt obligations	1,822	9	(53)	1,778
Totals	$215,195	$852	$(3,356)	$212,691

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2016:
Securities available-for-sale:
Residential mortgage-backed	$111,611	$63	$(2,999)	$108,675
U.S. govt. sponsored enterprises	15,506	44	(223)	15,327
State, county, and municipal	57,837	562	(813)	57,586
Corporate debt obligations	1,819	4	(50)	1,773
Totals	$186,773	$673	$(4,085)	$183,361

Loans

Loans are the largest category of interest earning assets and typically provide higher yields than other types of interest earning assets. Associated with the higher loan yields are the inherent credit and liquidity risks which management attempts to control and counterbalance. Total loans averaged $511,094 during the three months ended March 31, 2017, or 69.6% of average interest earning assets, as compared to $482,435, or 74.4% of average interest earning assets, for the three months ended March 31, 2016. At March 31, 2017, total loans, net of deferred loan fees and discounts, were $510,095, compared to $516,441 at December 31, 2016, a decrease of $6,346, or 1.2%.

The growth in average outstanding loans  is primarily attributable to the Bank’s ability to attract new customers from other financial institutions. We have hired experienced bankers in the markets we serve and these employees were successful in transitioning many of their former clients as well as bringing new clients to the Bank. Our bankers are expected to maintain calling efforts to develop relationships with clients and our philosophy is to be responsive to customer needs by providing service and decisions in a timely manner. Additionally, the markets we serve have shown some signs of economic recovery over the last few years which has increased demand for the services we provide.

The following table provides a summary of the loan portfolio as of March 31, 2017, and December 31, 2016.

	March 31, 2017		December 31, 2016
	Amount	% of Total	Amount	% of Total
Residential real estate:
Closed-end 1-4 family - first lien	$110,132	21.8%	$113,807	22.2%
Closed-end 1-4 family - junior lien	4,787	0.9%	4,791	0.9%
Multi-family	16,901	3.3%	17,043	3.3%
Total residential real estate	131,820	26.0%	135,641	26.4%
Commercial real estate:
Nonfarm nonresidential	156,007	30.9%	161,198	31.5%
Farmland	14,780	2.9%	13,344	2.6%
Total commercial real estate	170,787	33.8%	174,542	34.1%
Construction and land development:
Residential	26,468	5.3%	27,228	5.3%
Other	34,289	6.8%	37,221	7.3%
Total construction and land development	60,757	12.1%	64,449	12.6%
Home equity lines of credit	34,888	6.9%	35,761	7.0%
Commercial loans:
Other commercial loans	84,638	16.7%	81,198	15.8%
Agricultural	1,704	0.3%	887	0.2%
State, county, and municipal loans	8,166	1.6%	8,719	1.7%
Total commercial loans	94,508	18.6%	90,804	17.7%
Consumer loans	22,223	4.4%	20,858	4.1%
Total gross loans	514,983	101.8%	522,055	101.9%
Allowance for loan losses	(4,060)	-0.8%	(4,007)	-0.8%
Net deferred loan fees and discounts	(4,888)	-1.0%	(5,614)	-1.1%
Net loans	$506,035	100.0%	$512,434	100.0%

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

Real estate loans are the largest component of our loan portfolio and include residential real estate loans, commercial real estate loans, construction and land development loans, and home equity lines of credit. At March 31, 2017, this category totaled $398,252, or 77.3% of total gross loans, compared to $410,393, or 78.6%, at December 31, 2016. Real estate loans decreased $12,141, or 3.0%, during the period December 31, 2016 to March 31, 2017. Commercial loans increased $3,704, or 4.1% during the same period. Our management team and lending officers have a great deal of experience and expertise in real estate lending and commercial lending.

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

The following table presents a summary of changes in the allowance for loan losses for the periods indicated.

	As of and for the
	Three Months Ended:
	March 31,	March 31,
	2017	2016
Allowance for loan losses at beginning of period	$4,007	$3,827
Charge-offs:
Mortgage loans on real estate:
Residential	—	—
Commercial real estate	—	—
Construction and land development	115	—
Total mortgage loans on real estate	115	—
Equity lines of credit	107	—
Commercial	24	—
Consumer	88	24
Total	334	24

Recoveries:
Mortgage loans on real estate:
Residential	—	—
Commercial real estate	—	—
Construction and land development	3	4
Total mortgage loans on real estate	3	4
Equity lines of credit	1	7
Commercial	22	10
Consumer	1	15
Total	27	36

Net Charge-offs (Recoveries)	307	(12)
Provision for loan losses	360	232
Allowance for loan losses at end of period	$4,060	$4,071

Total loans outstanding, net of deferred loan fees	510,095	483,159
Average loans outstanding, net of deferred loan fees	511,094	482,435
Allowance for loan losses to period end loans	0.80%	0.84%
Net charge-offs (recoveries) to average loans (annualized)	0.24%	-0.01%

Allocation of the Allowance for Loan Losses

While no portion of the allowance for loans losses is in any way restricted to any individual loan or group of loans and the entire allowance is available to absorb losses from any and all loans, the following table represents management’s allocation of the allowance for loan losses to specific loan categories as of the dates indicated.

	March 31, 2017		December 31, 2016
		Percent of		Percent of
	Amount	Total	Amount	Total
Mortgage loans on real estate:
Residential	$773	19.0%	$563	14.1%
Commercial real estate	1,277	31.5%	1,506	37.6%
Construction and land development	666	16.4%	723	18.0%
Total mortgage loans on real estate	2,716	66.9%	2,792	69.7%
Equity lines of credit	244	6.0%	187	4.7%
Commercial	902	22.2%	829	20.6%
Consumer	198	4.9%	199	5.0%
Total	$4,060	100.0%	$4,007	100.0%

Nonperforming Assets

The following table presents our nonperforming assets as of the dates indicated:

	March 31,		December 31,
	2017	2016	2016
Nonaccrual loans	$2,910	$3,062	$4,386
Accruing loans past due 90 days or more	206	173	39
Total nonperforming loans	3,116	3,235	4,425
Foreclosed assets	3,196	1,802	1,151
Total nonperforming assets	$6,312	$5,037	$5,576

Allowance for loan losses to period end loans	0.80%	0.84%	0.78%
Allowance for loan losses to period end nonperforming loans	130.30%	125.84%	90.55%
Net charge-offs (recoveries) to average loans (annualized)	0.24%	-0.01%	0.14%
Nonperforming assets to period end loans and foreclosed property	1.23%	1.04%	1.08%
Nonperforming loans to period end loans	0.61%	0.67%	0.86%
Nonperforming assets to total assets	0.78%	0.69%	0.69%
Period end loans	510,095	483,159	516,441
Period end total assets	808,792	725,618	810,417
Allowance for loan losses	4,060	4,071	4,007
Average loans for the period	511,094	482,435	495,687
Net charge-offs for the period	307	(12)	698
Period end loans plus foreclosed property	513,291	484,961	517,592

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

The following table details the composition of our deposit portfolio as of March 31, 2017, and December 31, 2016.

	March 31, 2017		December 31, 2016
		Percent of		Percent of
	Amount	Total	Amount	Total
Demand deposits, non-interest bearing	$170,588	24.3%	$185,270	26.3%
Demand deposits, interest bearing	198,518	28.3%	197,509	28.0%
Money market accounts	168,056	23.9%	160,677	22.8%
Savings deposits	25,821	3.7%	24,022	3.4%
Time certificates of $250 or more	34,628	4.9%	32,991	4.7%
Other time certificates	104,327	14.9%	104,444	14.8%
Totals	$701,938	100.0%	$704,913	100.0%

Total deposits were $701,938 at March 31, 2017, a decrease of $2,975 from December 31, 2106 with the decrease resulting mainly in the balances of demand deposits. Some of our demand deposit accounts are seasonal and typically have larger balances at year-end than at the end of other calendar quarters. The seasonality of these demand deposits is related to property tax collections and to agricultural production.

The following table presents the Bank’s time certificates of deposits by various maturities as of March 31, 2017.

	All Time Deposits	Time Deposits $100 or more	Time Deposits less than $100
Three months or less	$26,655	$16,951	$9,704
Greater than three months through six months	26,713	17,635	9,078
Greater than six months through one year	38,636	24,893	13,743
Greater than one year through three years	32,817	19,341	13,476
Greater than three years	14,134	10,583	3,551
Total	$138,955	$89,403	$49,552

Other Funding Sources

We supplement our deposit funding with wholesale funding when needed for balance sheet planning and management or when the terms are attractive and will not disrupt our offering rates in our markets. A source we have used for wholesale funding is the Federal Home Loan Bank of Atlanta (FHLB). The line of credit with the FHLB is secured by pledges of various loans in our loan portfolio. At March 31, 2017, the FHLB line of credit available was $91,034 and at December 31, 2016 it was $88,071. We also have lines of credit for federal funds borrowings with other banks that totaled $28,500 at March 31, 2017 and December 31, 2016. Furthermore, we have pledged certain loans to the Federal Reserve Bank (FRB) to secure a line of credit. At March 31, 2017, the FRB line of credit available was $63,536 and at December 31, 2016, the FRB line of credit available was $51,236. We have never drawn on the FRB line of credit and consider it a contingency line of credit to be used only for emergency liquidity management.

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

Cash and cash equivalents at March 31, 2017 and December 31, 2016, were $19,128 and $42,499, respectively. Based on recorded cash and cash equivalents, management believes River Financial Corporation’s liquidity resources were sufficient at March 31, 2017 to fund loans and meet other cash needs as necessary.

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

Financial instruments whose contract amount represents credit risk at March 31, 2017 and December 31, 2016 were as follows in (thousands):

	March 31, 2017	December 31, 2016
Commitments to extend credit	$107,957	$108,564
Stand-by and performance letters of credit	4,426	2,219
Total	$112,383	$110,783

Contractual Obligations

While our liquidity monitoring and management considers both present and future demands for and sources of liquidity, the following table of contractual commitments focuses only on future obligations as of March 31, 2017.

		Due after 1	Due after 3
	Due in 1	through	through	Due after
	year or less	3 years	5 years	5 years	Total
Certificates of deposit of less than $100	$32,525	$13,476	$3,551	$—	$49,552
Certificates of deposit of $100 or more	59,479	19,341	10,583	—	89,403
Securities sold under agreements to repurchase	13,270	—	—	—	13,270
Note payable	1,071	2,143	2,143	804	6,161
Operating leases	489	956	951	910	3,306
Total contractual obligations	$106,834	$35,916	$17,228	$1,714	$161,692

Capital Position and Dividends

At March 31, 2017 and December 31, 2016, total stockholders’ equity was $84,014 and $82,450, respectively. The increase of $1,564 resulted mainly from retained earnings and other comprehensive income for the three months ended March 31, 2017. Retained earnings for the first three months of 2017 amounted to $957 and other comprehensive income amounted to $573. The ratio of stockholders’ equity to total assets was 10.39% and 10.17% at March 31, 2017 and December 31, 2016, respectively.

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

Management believes, as of March 31, 2017, that the Bank meets all capital adequacy requirements to which it is subject. The following table presents the Bank’s capital amounts and ratios as of March 31, 2017 with the required minimum levels for capital adequacy purposes including the phase in of the capital conservation buffer under Basel III and minimum levels to be well capitalized (as defined) under the regulatory prompt corrective action regulations.

As of March 31, 2017:
					To Be Well Capitalized
			Required For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (To Risk-Weighted Assets)	$83,012	13.98%	$54,926	>= 9.250%	$59,379	>= 10.00%
Common Equity Tier 1 Capital (To Risk-weighted Assets)	78,953	13.29%	34,159	>= 5.750%	38,615	>= 6.50%
Tier 1 Capital (To Risk-Weighted Assets)	78,953	13.29%	43,071	>= 7.250%	47,526	>= 8.00%
Tier 1 Capital (To Average Assets)	78,953	10.00%	31,581	>= 4.000%	39,477	>= 5.00%

Management believes, as of December 31, 2016, that the Bank met all capital adequacy requirements to which it was subject at the time. The following table presents the Bank’s capital amounts and ratios as of December 31, 2016 with the required minimum levels for capital adequacy purposes and minimum levels to be well capitalized (as defined) under the prompt corrective action regulations.

As of December 31, 2016:
					To Be Well Capitalized
			Required For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (To Risk-Weighted Assets)	$81,719	13.68%	$51,522	>= 8.625%	$59,736	>= 10.00%
Common Equity Tier 1 Capital (To Risk-weighted Assets)	77,712	13.01%	$30,613	>= 5.125%	$38,826	>= 6.50%
Tier 1 Capital (To Risk-Weighted Assets)	77,712	13.01%	39,573	>= 6.625%	47,786	>= 8.00%
Tier 1 Capital (To Average Assets)	77,712	9.96%	31,210	>= 4.000%	39,012	>= 5.00%

River Financial Corporation’s principal source of funds for dividend payments and debt service is dividends received from River Bank & Trust. There are statutory limitations on the payment of dividends by River Bank & Trust to River Financial Corporation. As of March 31, 2017, the maximum amount the Bank could dividend to River Financial Corporation without prior regulatory authority approval was approximately $11,243. In addition to dividend restrictions, federal statutes prohibit unsecured loans from banks to bank holding companies.

During the three months ending March 31, 2017 there were 3,000 incentive stock options issued with a weighted average exercise price of $20.25 per share. During the same period, there were 6,250 incentive stock options exercised at a weighted average exercise price of $8.003 per share. A total of 264,175 incentive stock options were outstanding as of March 31, 2017 with a weighted average exercise price of $14.33 per share and a weighted average remaining life of 6.2 years.

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

The following table illustrates our interest rate sensitivity at March 31, 2017, assuming the relevant assets and liabilities are collected and paid, respectively, based upon historical experience rather than their stated maturities.

	0-1 Mos	1-3 Mos	3-12 Mos	1-2 Yrs	2-3 Yrs	>3 Yrs	Total
Interest earning assets
Loans	$123,493	$34,962	$105,378	$87,274	$58,807	$100,181	$510,095
Securities	3,859	7,428	25,867	32,106	31,700	111,731	212,691
Certificates of deposit in banks	—	—	1,245	497	948	2,773	5,463
Cash balances in banks	6,043	—	—	—	—	—	6,043
Total interest earning assets	$133,395	$42,390	$132,490	$119,877	$91,455	$214,685	$734,292

Interest bearing liabilities
Interest bearing transaction accounts	$81,613	$3,970	$17,645	$23,822	$23,822	$47,646	$198,518
Savings and money market accounts	110,045	3,442	15,743	20,649	20,649	23,349	193,877
Time deposits	10,185	16,658	65,137	23,570	9,276	14,129	138,955
Securities sold under agreements to repurchase	13,270	—	—	—	—	—	13,270
Note payable	—	268	804	1,072	1,072	2,945	6,161
Total interest bearing liabilities	$215,113	$24,338	$99,329	$69,113	$54,819	$88,069	$550,781

Interest sensitive gap
Period gap	$(81,718)	$18,052	$33,161	$50,764	$36,636	$126,616	$183,511
Cumulative gap	$(81,718)	$(63,666)	$(30,505)	$20,259	$56,895	$183,511
Cumulative gap - Rate Sensitive Assets/ Rate Sensitive Liabilities	-11.1%	-8.7%	-4.2%	2.8%	7.7%	25.0%

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

	Impact on net interest income
	As of	As of
	March 31, 2017	December 31, 2016
Change in prevailing rates:
+ 400 basis points	(2.96)%	(0.40)%
+ 300 basis points	(1.89)%	0.20%
+ 200 basis points	(1.04)%	0.48%
+ 100 basis points	(0.24)%	0.38%
+ 0 basis points	—	—
- 100 basis points	(3.60)%	(3.10)%
- 200 basis points	(9.81)%	(8.68)%
- 300 basis points	(12.53)%	(10.50)%
- 400 basis points	(14.00)%	(11.52)%

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

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the three months ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Various legal proceedings to which River Financial Corporation (the “Company”) or a subsidiary of the Company is a party arise from time to time in the normal course of business. There are no material pending legal proceedings to which the Company or a subsidiary is a party or of which any of their property is the subject.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 that could materially affect the Company’s business, financial condition or future results. The risks described in the Company’s Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

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

RIVER FTNANCIAL CORPORATION

Date: May 12, 2017	By:	/s/ James M. Stubbs
James M. Stubbs
Chief Executive Officer (principal executive officer)

Date: May 12, 2017	By:	/s/ Kenneth H. Givens
Kenneth H. Givens
Chief Financial Officer