Form 10-Q
period 2017-06-30
River Financial Corp
filed 2017-08-09
CIK 1641601

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

As of August 3, 2017, the registrant had 5,113,405 shares of common stock, $1.00 par value per share, outstanding.

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

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

RIVER FINANCIAL CORPORATION

Consolidated Statements of Financial Condition

(in thousands except share data)

	June 30, 2017	December 31, 2016
	Unaudited	Audited
Assets
Cash and due from banks	$16,332	$17,329
Interest-bearing deposits in banks	5,812	25,170
Cash and cash equivalents	22,144	42,499

Certificates of deposit in banks	5,463	5,463
Securities available-for-sale	207,148	183,361
Loans held for sale	3,800	7,734
Loans, net of deferred fees and discounts	517,950	516,441
Less allowance for loan losses	(4,401)	(4,007)
Net loans	513,549	512,434
Premises and equipment, net	22,138	21,472
Accrued interest receivable	2,324	2,376
Bank owned life insurance	15,370	15,161
Foreclosed assets	1,557	1,151
Deferred income taxes	2,255	3,352
Core deposit intangible	1,828	2,119
Goodwill	10,050	10,050
Other assets	4,215	3,245
Total assets	$811,841	$810,417
Liabilities and Shareholders' Equity
Noninterest-bearing deposits	$167,533	$185,270
Interest-bearing deposits	520,733	519,643
Total deposits	688,266	704,913
Securities sold under agreements to repurchase	17,085	13,034
Federal Home Loan Bank advances	10,000	-
Note payable	5,893	6,428
Accrued interest payable and other liabilities	3,020	3,592
Total liabilities	724,264	727,967
Common stock related to 401(k) Employee Stock Ownership Plan	734	623
Stockholders' Equity:
Common stock ($1 par value; 10,000,000 shares authorized; 5,113,655 and 5,090,901 shares issued; 5,113,655 and 5,080,857 shares outstanding, respectively)	5,114	5,091
Additional paid in capital	64,909	64,656
Retained earnings	18,097	15,032
Accumulated other comprehensive loss	(543)	(2,153)
Treasury stock at cost (10,044 shares at December 31, 2016)	-	(176)
Common stock related to 401(k) Employee Stock Ownership Plan	(734)	(623)
Total stockholders' equity	86,843	81,827
Total equity	87,577	82,450
Total liabilities and stockholders' equity	$811,841	$810,417

The accompanying notes are an integral part of these financial statements.

RIVER FINANCIAL CORPORATION

Unaudited Consolidated Statements of Income

(in thousands except per share data)

	For the Three Months Ended:		For the Six Months Ended:
	June 30,		June 30,
	2017	2016	2017	2016
Interest income:
Loans, including fees	$6,976	$6,788	$13,761	$13,267
Taxable securities	768	374	1,470	787
Nontaxable securities	279	272	565	543
Federal funds sold	-	8	-	14
Other interest income	48	53	111	100
Total interest income	8,071	7,495	15,907	14,711
Interest expense:
Deposits	547	506	1,066	1,015
Short-term borrowings	17	4	22	8
Federal Home Loan Bank advances	25	12	25	31
Note payable	63	64	124	127
Total interest expense	652	586	1,237	1,181
Net interest income	7,419	6,909	14,670	13,530
Provision for loan losses	360	215	720	447
Net interest income after provision for loan losses	7,059	6,694	13,950	13,083
Noninterest income:
Service charges and fees	714	593	1,413	1,193
Investment brokerage revenue	6	91	31	134
Mortgage operations	485	350	894	545
Bank owned life insurance income	103	108	209	214
Net gain on sale of investment securities	3	14	3	14
Other noninterest income	61	77	129	145
Total noninterest income	1,372	1,233	2,679	2,245
Noninterest expense:
Salaries and employee benefits	2,951	2,651	5,668	5,199
Occupancy expenses	354	363	684	714
Equipment rentals, depreciation, and maintenance	214	246	397	486
Telephone and communications	84	62	139	124
Advertising and business development	244	92	359	204
Data processing	431	435	873	915
Foreclosed assets, net	33	49	71	99
Federal deposit insurance and other regulatory assessments	83	116	175	222
Legal and other professional services	134	214	260	428
Other operating expense	809	852	1,607	1,617
Total noninterest expense	5,337	5,080	10,233	10,008
Income before income taxes	3,094	2,847	6,396	5,320
Provision for income taxes	986	865	2,059	1,616
Net income	$2,108	$1,982	$4,337	$3,704

Basic net earnings per common share	$0.41	$0.39	$0.85	$0.75
Diluted net earnings per common share	$0.41	$0.39	$0.84	$0.73
Dividends per common share	$-	$-	$0.25	$0.16

The accompanying notes are an integral part of these financial statements.

RIVER FINANCIAL CORPORATION

Unaudited Consolidated Statements of Comprehensive Income

(in thousands)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net income	$2,108	$1,982	$4,337	$3,704
Other comprehensive income, net of tax:
Investment securities available-for-sale:
Net unrealized gains	1,646	509	2,554	1,045
Reclassification adjustments for net gains realized in net income	(3)	(14)	(3)	(14)
Income tax effect	(606)	(182)	(941)	(380)
Other comprehensive income	1,037	313	1,610	651
Comprehensive income	$3,145	$2,295	$5,947	$4,355

The accompanying notes are an integral part of these financial statements.

RIVER FINANCIAL CORPORATION

Unaudited Consolidated Statements of Changes in Stockholders' Equity

(in thousands except share and per share data)

				Accumulated		Common
		Additional		Other		Stock	Total
	Common	Paid In	Retained	Comprehensive	Treasury	Related to	Stockholders'
	Stock	Capital	Earnings	Income (Loss)	Stock	KSOP	Equity
Balance at December 31, 2016	$5,091	$64,656	$15,032	$(2,153)	$(176)	$(623)	$81,827
Net income	-	-	4,337	-	-	-	4,337
Other comprehensive income	-	-	-	1,610	-	-	1,610
Exercise of stock options and warrants (24,800 shares)	19	137	-	-	108	-	264
Purchase of treasury stock (1,757 shares)	-	-	-	-	(36)	-	(36)
Sale of treasury shares (5,551 shares)	-	8	-	-	104		112
Issuance of common stock (4,204 shares)	4	81	-	-	-	-	85
Dividends declared ($0.25 per share)	-	-	(1,272)	-	-	-	(1,272)
Stock compensation expense	-	27	-	-	-	-	27
Change for KSOP related shares	-	-	-	-	-	(111)	(111)
Balance at June 30, 2017	$5,114	$64,909	$18,097	$(543)	$-	$(734)	$86,843

The accompanying notes are an integral part of these financial statements.

RIVER FINANCIAL CORPORATION

Unaudited Consolidated Statements of Cash Flows

(in thousands)

	For the Six Months
	Ended June 30,
	2017	2016
Cash Flows From (Used For) Operating Activities:
Net Income	$4,337	$3,704
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	720	447
Provision for losses on foreclosed assets	60	90
Amortization of securities available-for-sale	1,136	804
Accretion of securities available-for-sale	(16)	(16)
Realized net gain on securities available-for-sale	(3)	(14)
Accretion of discount on acquired loans	(1,262)	(1,040)
Amortization of deferred loan fees	(525)	(221)
Amortization of core deposit intangible asset	291	333
Stock compensation expense	27	29
Bank owned life insurance income	(209)	(214)
Depreciation and amortization of premises and equipment	453	416
Loss (gain) on sale of foreclosed assets	(55)	9
Deferred income tax (benefit)	157	478
(Increase) decrease in operating assets and (decrease) increase in operating liabilities:
Loans held-for-sale	3,934	(593)
Accrued interest receivable	52	99
Other assets	(461)	746
Accrued interest payable and other liabilities	(649)	(1,533)
Net cash from operating activities	7,987	3,524
Cash Flows From (Used For) Investing Activities:
Maturity of certificate of deposit	249	-
Purchase of certificate of deposit	(249)	-
Activity in securities available-for-sale:
Sales	13,246	13,306
Maturities, payments, calls	12,143	7,564
Purchases	(47,743)	(12,173)
Loan principal originations, net	(2,476)	(19,015)
Proceeds from sale of foreclosed assets	2,017	304
Payment to Keystone shareholders	-	(7,274)
Purchases of premises and equipment	(1,042)	(868)
(Purchase) sale of restricted equity securities, net	(509)	62
Net cash used for investing activities	(24,364)	(18,094)
Cash Flows From (Used For) Financing Activities:
Net (decrease) increase in deposits	(16,647)	30,103
Net decrease in securities sold under agreements to repurchase	4,051	(2,186)
Proceeds from Federal Home Loan Bank advances	20,000	6,750
Repayment of Federal Home Loan Bank advances	(10,000)	(15,250)
Proceeds from issuance of note payable	-	7,500
Repayment of note payable	(535)	(536)
Proceeds from issuance of common stock	85	-
Proceeds from exercise of common stock options and warrants	264	2,457
Purchase of treasury stock	(36)	(28)
Sale of treasury stock	112	-
Cash dividends	(1,272)	(812)
Net cash from (used for) financing activities	(3,978)	27,998
Net Change In Cash And Cash Equivalents	(20,355)	13,428
Cash and Cash Equivalents At Beginning Of Period	42,499	31,002
Cash and Cash Equivalents At End Of Period	$22,144	$44,430

Supplemental Disclosures Of Cash Flows Information:
Cash Payments For:
Interest paid to depositors	$1,186	$1,141
Interest paid on borrowings	$167	$169
Income taxes	$2,029	$1,200
Non-cash investing and financing activities:
Transfer of loans to foreclosed assets	$2,428	$-

The accompanying notes are an integral part of these financial statements.

River Financial Corporation

Notes to Unaudited Consolidated Financial Statements

(amounts in thousands, except share and per share data)

Note 1 – Basis of Presentation

General

The unaudited consolidated financial statements include the accounts of River Financial Corporation (“River” or the “Company”) and its wholly owned subsidiary, River Bank & Trust (“Bank”). The Bank provides a full range of commercial and consumer banking services primarily in the Montgomery, Alabama metropolitan area, Lee and Etowah counties and surrounding counties in Alabama. The Bank is primarily regulated by the Federal Deposit Insurance Corporation (“FDIC”) and undergoes periodic examinations by this regulatory agency and the Alabama Banking Department.

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

The Company’s 401(k) employee stock ownership plan (KSOP) includes a "put option" for shares of the Company’s common stock distributed from the KSOP. Shares are distributed from the KSOP primarily to separate vested participants and certain eligible participants who elect to diversify their account balances. Since the Company’s common stock is not currently traded on an established securities market, if the owners of distributed shares desire to sell their shares, the Company is required to purchase the shares at fair value during two put option periods following the distribution of the shares from the KSOP. The first put option period is within sixty days following the distribution of the shares from the KSOP.  The second put option period begins on the first day of the fifth month of the plan year for a sixty day period.  The distributed shares subject to the put option and the shares held by the KSOP (KSOP shares) were previously recorded in permanent equity. Due to the Company’s obligation under the put option, the distributed shares and KSOP shares should be classified as temporary equity in the mezzanine section of the consolidated statements of financial condition. This change in classification resulted in the December 31, 2016 permanent equity decreasing $623 thousand and temporary equity increasing by $623 thousand from amounts previously reported. Based on an analysis of quantitative and qualitative factors, this change in classification was deemed immaterial for all periods previously reported. See Note 9.

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

The reconciliation of the components of the basic and diluted earnings per share is as follows:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2017	2016	2017	2016
Net earnings available to common shareholders	$2,108	$1,982	$4,337	$3,704
Weighted average common shares outstanding	5,093,273	5,077,167	5,088,971	4,971,608
Dilutive effect of stock options	69,766	60,884	73,223	69,625
Dilutive effect of stock warrants	2,202	3,183	2,987	27,985
Diluted common shares	5,165,241	5,141,234	5,165,181	5,069,218
Basic earnings per common share	$0.41	$0.39	$0.85	$0.75
Diluted earnings per common share	$0.41	$0.39	$0.84	$0.73

Note 4 – Investment Securities

Securities available-for-sale at June 30, 2017 and December 31, 2016 are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2017:
Securities available-for-sale:
Residential mortgage-backed	$134,241	$185	$(1,692)	$132,734
U.S. govt. sponsored enterprises	17,126	97	(107)	17,116
State, county, and municipal	54,817	881	(187)	55,511
Corporate debt obligations	1,825	9	(47)	1,787
Totals	$208,009	$1,172	$(2,033)	$207,148

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2016:
Securities available-for-sale:
Residential mortgage-backed	$111,611	$63	$(2,999)	$108,675
U.S. govt. sponsored enterprises	15,506	44	(223)	15,327
State, county, and municipal	57,837	562	(813)	57,586
Corporate debt obligations	1,819	4	(50)	1,773
Totals	$186,773	$673	$(4,085)	$183,361

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

Details concerning investment securities with unrealized losses as of June 30, 2017 and December 31, 2016 are as follows:

	Less Than 12 Months		More Than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2017:
Securities available-for-sale:
Residential mortgage-backed	$90,885	$1,590	$5,128	$102	$96,013	$1,692
U.S. govt. sponsored enterprises	4,022	69	1,306	38	5,328	107
State, county & municipal	14,896	154	6,458	33	21,354	187
Corporate debt obligations	345	29	983	18	1,328	47
Totals	$110,148	$1,842	$13,875	$191	$124,023	$2,033

December 31, 2016:
Securities available-for-sale:
Residential mortgage-backed	$98,033	$2,999	$-	$-	$98,033	$2,999
U.S. govt. sponsored enterprises	10,733	149	1,376	74	12,109	223
State, county & municipal	35,062	813	-	-	35,062	813
Corporate debt obligations	1,319	50	-	-	1,319	50
Totals	$145,147	$4,011	$1,376	$74	$146,523	$4,085

As of June 30, 2017, management does not consider securities with unrealized losses to be other-than-temporarily impaired. The unrealized losses in each category have occurred as a result of changes in interest rates, market spreads and market conditions subsequent to purchase. River has the ability and intent to hold its securities for a period of time sufficient to allow for a recovery in fair value. There were no other-than-temporary impairments charged to earnings during the six months ended June 30, 2017 or 2016.  The Company owned a total of 114 securities with unrealized losses of $2,033 at June 30, 2017. As of June 30, 2017 and December 31, 2016, securities with a carrying value of approximately $24,357 and $29,873, respectively, were pledged to secure public deposits as required by law. At June 30, 2017 and December 31, 2016, the carrying value of securities pledged to secure repurchase agreements was approximately $22,055 and $18,392, respectively.

During the six months ended June 30, 2017, River sold investment securities for proceeds of $13,246 and realized gains of $3.  During the six months ended June 30, 2016, River sold investment securities for proceeds of $13,306 and realized gains of $14.

The amortized cost and estimated fair value of securities available-for-sale at June 30, 2017, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities for residential mortgage backed securities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.  These securities are therefore not presented by maturity classification.

	Amortized Cost	Fair Value
	(In Thousands)
Securities available-for-sale
Less than 1 year	$6,165	$6,161
1 to 5 years	19,828	19,874
5 to 10 years	14,069	14,128
After 10 years	33,706	34,251
	73,768	74,414
Residential mortgage-backed securities	134,241	132,734
Totals	$208,009	$207,148

Note 5 – Loans, Allowance for Loan Losses and Credit Quality

Major classifications of loans at June 30, 2017 and December 31, 2016 are summarized as follows:

	June 30, 2017		December 31, 2016
	Amount	% of Total	Amount	% of Total
Residential real estate:
Closed-end 1-4 family - first lien	$112,018	21.8%	$113,807	22.2%
Closed-end 1-4 family - junior lien	4,104	0.8%	4,791	0.9%
Multi-family	14,907	2.9%	17,043	3.3%
Total residential real estate	131,029	25.5%	135,641	26.4%
Commercial real estate:
Nonfarm nonresidential	162,387	31.6%	161,198	31.5%
Farmland	13,255	2.6%	13,344	2.6%
Total commercial real estate	175,642	34.2%	174,542	34.1%
Construction and land development:
Residential	22,928	4.5%	27,228	5.3%
Other	37,437	7.3%	37,221	7.3%
Total construction and land development	60,365	11.8%	64,449	12.6%
Home equity lines of credit	34,028	6.6%	35,761	7.0%
Commercial loans:
Other commercial loans	90,846	17.7%	81,198	15.8%
Agricultural	935	0.2%	887	0.2%
State, county, and municipal loans	8,290	1.6%	8,719	1.7%
Total commercial loans	100,071	19.5%	90,804	17.7%
Consumer loans	21,087	4.1%	20,858	4.1%
Total gross loans	522,222	101.7%	522,055	101.9%
Allowance for loan losses	(4,401)	-0.9%	(4,007)	-0.8%
Net deferred loan fees and discounts	(4,272)	-0.8%	(5,614)	-1.1%
Net loans	$513,549	100.0%	$512,434	100.0%

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

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method for the periods indicated:

	Real Estate Mortgage Loans
			Construction	Home Equity
			and Land	Lines
Allowance for Loan Losses	Residential	Commercial	Development	Of Credit	Commercial	Consumer	Total
Balance - December 31, 2016	$563	$1,506	$723	$187	$829	$199	$4,007
Provision for loan losses	252	76	(42)	206	151	77	720
Loan charge-offs	-	(115)	-	(100)	(114)	(85)	(414)
Loan recoveries	6	9	6	2	52	13	88
Balance - June 30, 2017	$821	$1,476	$687	$295	$918	$204	$4,401

Ending balance:
Individually evaluated for impairment	$279	$380	$-	$-	$408	$26	$1,093
Collectively evaluated for impairment	542	1,096	687	295	510	178	3,308
Total	$821	$1,476	$687	$295	$918	$204	$4,401

Loans:
Individually evaluated for impairment	$2,459	$2,701	$-	$100	$592	$48	$5,900
Collectively evaluated for impairment	128,570	172,941	60,365	33,928	99,479	21,039	516,322
Total	$131,029	$175,642	$60,365	$34,028	$100,071	$21,087	$522,222

	Real Estate Mortgage Loans
			Construction	Home Equity
			and Land	Lines
Allowance for Loan Losses	Residential	Commercial	Development	Of Credit	Commercial	Consumer	Total
Balance - December 31, 2015	$368	$1,302	$569	$150	$1,250	$188	$3,827
Provision for loan losses	106	(282)	576	(23)	22	48	447
Loan charge-offs	-	-	-	(10)	(206)	(9)	(225)
Loan recoveries	-	-	7	20	38	7	72
Balance - June 30, 2016	$474	$1,020	$1,152	$137	$1,104	$234	$4,121

Ending balance:
Individually evaluated for impairment	$73	$333	$5	$-	$751	$-	$1,162
Collectively evaluated for impairment	401	687	1,147	137	353	234	2,959
Total	$474	$1,020	$1,152	$137	$1,104	$234	$4,121

Loans:
Individually evaluated for impairment	$1,215	$4,937	$78	$100	$838	$-	$7,168
Collectively evaluated for impairment	131,372	165,957	65,774	33,189	82,701	20,168	499,161
Total	$132,587	$170,894	$65,852	$33,289	$83,539	$20,168	$506,329

Among other loans, the Bank individually evaluates for impairment all nonaccrual loans and troubled debt restructured loans.  A loan is considered impaired when, based on current events and circumstances it is probable that all amounts due according to the contractual terms of the loan will not be collected. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, at the loan’s observable market price, or the fair value of the collateral if the loan is collateral dependent. Management may also elect to apply an additional collective reserve to groups of impaired loans based on current economic or market factors. Interest payments received on impaired loans are generally applied as a reduction of the outstanding principal balance.

The following table presents impaired loans by class of loans as of June 30, 2017.

Nonaccruing Impaired Loans	Total Impaired Loans	Impaired Loans With No Allowance	Impaired Loans With Allowance	Allowance for Loan Losses
Mortgage loans on real estate:
Residential	$1,509	$90	$1,419	$279
Commercial real estate	848	255	593	87
Construction and land development	-	-	-	-
Total mortgage loans on real estate	2,357	345	2,012	366
Home equity lines of credit	-	-	-	-
Commercial loans	54	54	-	-
Consumer loans	-	-	-	-
Total Loans	$2,411	$399	$2,012	$366

Accruing Impaired Loans	Total Impaired Loans	Impaired Loans With No Allowance	Impaired Loans With Allowance	Allowance for Loan Losses
Mortgage loans on real estate:
Residential	$950	$950	$-	$-
Commercial real estate	1,853	563	1,290	293
Construction and land development	-	-	-	-
Total mortgage loans on real estate	2,803	1,513	1,290	293
Home equity lines of credit	100	100	-	-
Commercial loans	538	132	406	408
Consumer loans	48	-	48	26
Total Loans	$3,489	$1,745	$1,744	$727

Total Impaired Loans	Total Impaired Loans	Impaired Loans With No Allowance	Impaired Loans With Allowance	Allowance for Loan Losses
Mortgage loans on real estate:
Residential	$2,459	$1,040	$1,419	$279
Commercial real estate	2,701	818	1,883	380
Construction and land development	-	-	-	-
Total mortgage loans on real estate	5,160	1,858	3,302	659
Home equity lines of credit	100	100	-	-
Commercial loans	592	186	406	408
Consumer loans	48	-	48	26
Total Loans	$5,900	$2,144	$3,756	$1,093

The following table presents impaired loans by class of loans as of December 31, 2016.

Nonaccruing Impaired Loans	Total Impaired Loans	Impaired Loans With No Allowance	Impaired Loans With Allowance	Allowance for Loan Losses
Mortgage loans on real estate:
Residential	$223	$96	$127	$53
Commercial real estate	3,470	1,010	2,460	430
Construction and land development	-	-	-	-
Total mortgage loans on real estate	3,693	1,106	2,587	483
Home equity lines of credit	100	100	-	-
Commercial loans	93	93	-	-
Consumer loans	-	-	-	-
Total Loans	$3,886	$1,299	$2,587	$483

Accruing Impaired Loans	Total Impaired Loans	Impaired Loans With No Allowance	Impaired Loans With Allowance	Allowance for Loan Losses
Mortgage loans on real estate:
Residential	$978	$978	$-	$-
Commercial real estate	1,905	589	1,316	317
Construction and land development	31	31	-	-
Total mortgage loans on real estate	2,914	1,598	1,316	317
Home equity lines of credit	100	100	-	-
Commercial loans	592	136	456	456
Consumer loans	39	-	39	19
Total Loans	$3,645	$1,834	$1,811	$792

Total Impaired Loans	Total Impaired Loans	Impaired Loans With No Allowance	Impaired Loans With Allowance	Allowance for Loan Losses
Mortgage loans on real estate:
Residential	$1,201	$1,074	$127	$53
Commercial real estate	5,375	1,599	3,776	747
Construction and land development	31	31	-	-
Total mortgage loans on real estate	6,607	2,704	3,903	800
Home equity lines of credit	200	200	-	-
Commercial loans	685	229	456	456
Consumer loans	39	-	39	19
Total Loans	$7,531	$3,133	$4,398	$1,275

The following table presents the average recorded investment in impaired loans and the interest income recognized on impaired loans in the six months ended June 30, 2017 and 2016 by loan category.

	Six Months Ended			Six Months Ended
	June 30, 2017			June 30, 2016
	Average	Ending		Average	Ending
	Recorded	Recorded	Interest	Recorded	Recorded	Interest
	Investment	Investment	Income	Investment	Investment	Income
Mortgage loans on real estate:
Residential real estate	$1,966	$2,459	$35	$1,221	$1,215	$37
Commercial real estate	3,275	2,701	49	4,035	4,937	71
Construction and land development	10	-	-	83	78	3
Total mortgage loans on real estate	5,251	5,160	84	5,339	6,230	111
Home equity lines of credit	67	100	3	100	100	2
Commercial loans	586	592	13	1,137	838	13
Consumer loans	24	48	1	-	-	-
Total Loans	$5,928	$5,900	$101	$6,576	$7,168	$126

The following tables present the aging of loans and non-accrual loan balances as of June 30, 2017 and December 31, 2016, by class of loans.

	Accruing Loans
As of June 30, 2017	Current	30-89 Days Past Due	90+ Days Past Due	Nonaccrual Loans	Total Loans
Mortgage loans on real estate:
Residential	$128,043	$1,273	$71	$1,642	$131,029
Commercial real estate	174,005	715	1	921	175,642
Construction and land development	60,235	71	-	59	60,365
Total mortgage loans on real estate	362,283	2,059	72	2,622	367,036
Home equity lines of credit	33,911	55	-	62	34,028
Commercial loans	99,007	1,010	-	54	100,071
Consumer loans	20,808	139	91	49	21,087
Total Loans	$516,009	$3,263	$163	$2,787	$522,222

	Accruing Loans
As of December 31, 2016	Current	30-89 Days Past Due	90+ Days Past Due	Nonaccrual Loans	Total Loans
Mortgage loans on real estate:
Residential	$132,603	$2,585	$-	$453	$135,641
Commercial real estate	170,363	708	-	3,471	174,542
Construction and land development	64,111	312	-	26	64,449
Total mortgage loans on real estate	367,077	3,605	-	3,950	374,632
Home equity lines of credit	35,257	320	-	184	35,761
Commercial loans	90,579	76	19	130	90,804
Consumer loans	20,431	285	20	122	20,858
Total Loans	$513,344	$4,286	$39	$4,386	$522,055

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be Pass rated loans. As of June 30, 2017 and December 31, 2016, and based on the most recent analysis performed as of those dates, the risk category of loans by class of loans is as follows:

As of June 30, 2017	Pass	Special Mention	Substandard	Doubtful	Total
Mortgage loans on real estate:
Residential	$125,150	$2,794	$3,085	$-	$131,029
Commercial real estate	166,493	6,555	2,594	-	175,642
Construction and land development	59,446	771	148	-	60,365
Total mortgage loans on real estate	351,089	10,120	5,827	-	367,036
Home equity lines of credit	33,734	108	186	-	34,028
Commercial loans	97,257	2,189	625	-	100,071
Consumer loans	20,697	187	203	-	21,087
Total Loans	$502,777	$12,604	$6,841	$-	$522,222

As of December 31, 2016	Pass	Special Mention	Substandard	Doubtful	Total
Mortgage loans on real estate:
Residential	$125,983	$6,272	$3,386	$-	$135,641
Commercial real estate	165,381	3,837	5,324	-	174,542
Construction and land development	63,151	605	451	242	64,449
Total mortgage loans on real estate	354,515	10,714	9,161	242	374,632
Home equity lines of credit	35,344	109	308	-	35,761
Commercial loans	87,684	2,357	649	114	90,804
Consumer loans	20,433	211	214	-	20,858
Total Loans	$497,976	$13,391	$10,332	$356	$522,055

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

Loans – River Financial Corporation does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. When a loan is identified as individually impaired, management measures impairment using one of three methods, including collateral value, market value of similar debt, and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. As of June 30, 2017 and December 31, 2016, impaired loans were evaluated based on the fair value of the collateral. Impaired loans for which an allowance is established based on the fair value of collateral, or loans that were charged down according to the fair value of collateral, require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price, River Financial Corporation records the impaired loan as nonrecurring Level 2. When the fair value is based on an appraised value, River Financial Corporation records the impaired loan as nonrecurring Level 3.

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

Assets and liabilities measured at fair value on a recurring basis - The only assets and liabilities measured at fair value on a recurring basis are our securities available-for-sale.  Information related to River’s assets and liabilities measured at fair value on a recurring basis at June 30, 2017 and December 31, 2016 is as follows:

	Fair Value Measurements At Reporting Date Using:
June 30, 2017	Fair Value	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Securities available-for-sale:
Residential mortgage -backed	$132,734	$-	$132,734	$-
U.S. government sponsored enterprises	17,116	-	17,116	-
State, county, and municipal	55,511	-	55,511	-
Corporate debt obligations	1,787	-	1,787	-
Totals	$207,148	$-	$207,148	$-

	Fair Value Measurements At Reporting Date Using:
December 31, 2016	Fair Value	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Securities available-for-sale:
Residential mortgage -backed	$108,675	$-	$108,675	$-
U.S. government sponsored enterprises	15,327	-	15,327	-
State, county, and municipal	57,586	-	57,586	-
Corporate debt obligations	1,773	-	1,773	-
Totals	$183,361	$-	$183,361	$-

Assets measured at fair value on a nonrecurring basis - River has assets that, under certain conditions, are subject to measurement at fair value on a non-recurring basis.  The following table presents the financial instruments carried on the statement of financial position by caption and by level in the fair value hierarchy, for which a non-recurring change in fair value has been recorded as of June 30, 2017 and December 31, 2016:

	Fair Value Measurements At Reporting Date Using:
June 30, 2017	Fair Value	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$4,807	$-	$-	$4,807
Foreclosed assets	1,557	-	-	1,557
Totals	$6,364	$-	$-	$6,364

December 31, 2016	Fair Value	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$6,256	$-	$-	$6,256
Foreclosed assets	1,151	-	-	1,151
Totals	$7,407	$-	$-	$7,407

River has estimated the fair values of these assets using Level 3 inputs, specifically the appraised value of the collateral. Impaired loan balances represent those collateral dependent impaired loans where management has estimated the credit loss by comparing the loan’s carrying value against the expected realizable fair value of the impaired loan for the amount of the credit loss.

The estimated fair values, and related carrying or notional amounts, of River’s financial instruments as of June 30, 2017 and December 31, 2016 are as follows:

		Estimated Fair Value
June 30, 2017	Carrying Amount	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$22,144	$22,144	$-	$-
Certificates of deposit in banks	5,463	-	5,463	-
Securities available-for-sale	207,148	-	207,148	-
Loans held-for-sale	3,800	-	3,800	-
Restricted equity securities	1,259	-	-	1,259
Loans receivable	513,549	-	511,250	4,807
Bank owned life insurance	15,370	-	15,370	-
Accrued interest receivable	2,324	-	2,324	-
Financial liabilities:
Deposits	688,266	-	687,453	-
Accrued interest payable	113	-	113	-
Securities sold under agreements to repurchase	17,085	-	17,085	-
Federal Home Loan Bank advances	10,000	-	9,998	-
Note payable	5,893	-	5,893	-

		Estimated Fair Value
December 31, 2016	Carrying Amount	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$42,499	$42,499	$-	$-
Certificates of deposit in banks	5,463	-	5,463	-
Securities available-for-sale	183,361	-	183,361	-
Loans held-for-sale	7,734	-	7,734	-
Restricted equity securities	751	-	-	751
Loans receivable	512,434	-	506,178	6,256
Bank owned life insurance	15,161	-	15,161	-
Accrued interest receivable	2,376	-	2,376	-
Financial liabilities:
Deposits	704,913	-	688,591	-
Accrued interest payable	130	-	130	-
Securities sold under agreements to repurchase	13,034	-	13,034	-
Note payable	6,428	-	6,428	-

The estimated fair values of the standby letters of credit and loan commitments on which the committed interest rate is less than the current market rate are insignificant at June 30, 2017 and December 31, 2016.

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

Note 9 – Defined Contribution Plan

The Company provides a 401(k) employee stock ownership plan (KSOP), which covers substantially all of the Company’s employees who are eligible, as to age and length of service. A participant may elect to make contributions up to $18,000 of the participant’s annual compensation in 2017 and 2016. The Company makes contributions up to 3% of each participant’s annual compensation and the Company matches 50% of the next 2% contributed by the employee. Contributions to the plan by Company were approximately $162 thousand and $137 thousand for the six months ended June 30, 2017 and 2016, respectively.  Outstanding shares of the Company’s common stock allocated to participants at June 30, 2017 and December 31, 2016 totaled 43,477 and 38,933, respectively, and there were no unallocated shares. These shares are treated as outstanding for purposes of calculating earnings per share and dividends on these shares are included in the Consolidated Statements of Stockholders’ Equity.

The Company’s KSOP includes a put option for shares of the Company’s common stock distributed from the KSOP. Shares are distributed from the KSOP primarily to separated vested participants and certain eligible participants who elect to diversify their account balances. Since the Company’s common stock is not currently traded on an established securities market, if the owners of distributed shares desire to sell their shares, the Company is required to purchase the shares at fair value during two put option periods following the distribution of the shares from the KSOP. The first put option period is within sixty days following the distribution of the shares from the KSOP.  The second put option period begins on the first day of the fifth month of the plan year for a sixty day period. The fair value of distributed shares subject to the put option totaled $0 and $0 as of June 30, 2017 and December 31, 2016, respectively. The cost of the KSOP shares totaled $734 thousand and $623 thousand as of June 30, 2017 and December 31, 2016, respectively. Due to the Company’s obligation under the put option, the distributed shares and KSOP shares are classified as temporary equity in the mezzanine section of the consolidated statements of financial condition and totaled $734 thousand and $623 thousand as of June 30, 2017 and December 31, 2016, respectively. The fair value of the KSOP shares totaled $989 thousand and $672 thousand as of June 30, 2017 and December 31, 2016, respectively.

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

Our Business

River is a bank holding company headquartered in Prattville, Alabama. We engage in the business of banking through our wholly-owned banking subsidiary, River Bank & Trust, which we may refer to as the “Bank,” or “River Bank.” Through the Bank, we provide a broad array of financial services to businesses, business owners, professionals, and consumers. As of June 30, 2017, we operated ten full-service banking offices in Alabama in the cities of Montgomery, Prattville, Millbrook, Wetumpka, Auburn, Opelika, Gadsden and Alexander City.

Overview of Second Quarter 2017 Results

Net income was $2,108 in the quarter ended June 30, 2017, compared with $1,982 in the quarter ended June 30, 2016. Several significant measures from the 2017 second quarter include:

•	Net interest margin (taxable equivalent) of 4.13%, compared with 4.26% for the second quarter of 2016.
•	Net interest income increase of $510 for the quarter ended June 30, 2017, representing a 7.38% rate of increase over the quarter ended June 30, 2016.
•	Annualized return on average assets for the quarter ended June 30, 2017 of 1.05% compared with 1.08% for the quarter ended June 30, 2016.
•	Annualized return on average equity for the quarter ended June 30, 2017 of 9.87% compared with 9.86 % for the quarter ended June 30, 2016.
•	Loan increase of $7,855 during the quarter, representing a 3.08% annualized growth rate.
•	Deposit decrease of $13,672 during the quarter, representing a -3.9% annualized growth rate.
•	Stockholders’ equity growth of $3,441 during the quarter representing a 8.25% annualized growth rate.
•	Book value per share of $17.13 at June 30, 2017, compared with $16.23 per share at December 31, 2016.
•	Tangible book value per share of $14.80 at June 30, 2017, compared with $13.83 at December 31, 2016.

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

Business Combinations

Assets purchased and liabilities assumed in a business combination are recorded at their fair value. The fair value of a loan portfolio acquired in a business combination requires greater levels of management estimates and judgment than the remainder of purchased assets or assumed liabilities. On the date of acquisition, when the loans have evidence of credit deterioration since origination and it is probable at the date of acquisition that we will not collect all contractually required principal and interest payments, the difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is referred to as non-accretable difference. We must estimate cash flows at each reporting date. Subsequent decreases to the expected cash flows will generally result in a provision for loan losses. Subsequent increase in cash flows result in a reversal of the provision for loan losses to the extent of prior charges and adjusted accretable yield, which will have a positive impact on interest income. In addition, purchased loans with evidence of credit deterioration are also handled under this method.

Comparison of the Results of Operations for the three and six months ended June 30, 2017 and 2016

The following is a narrative discussion and analysis of significant changes in our results of operations for the three and six months ended June 30, 2017 compared to the three and six months ended June 30, 2016.

Net Income

During the three months ended June 30, 2017, our net income was $2,108, compared to $1,982 for the three months ended June 30, 2016, an increase of $126, or 6.36%.

The primary reason for the increase in net income for the second quarter of 2017 as compared to the second quarter of 2016 was an increase in net interest income and an increase in noninterest income. During the three months ended June 30, 2017, net interest income was $7,419 compared to $6,909 for the three months ended June 30, 2016, an increase of $510, or 7.38%. This increase is a result of higher levels of loan volume and other earning assets from organic growth. Total noninterest income for the second quarter of 2017 was $1,372 compared to $1,233 for the quarter ended June 30, 2016. This increase was primarily the result of an increase of $135 and $121 in revenue from mortgage operations and service charges and fees, respectively. These increases were offset by a decrease in investment brokerage revenue of $85.  Total noninterest expense in the second quarter of 2017 increased $257, or 5.06%, from the second quarter of 2016. This increase was due to an increase of $300 and $152 in salaries and employee benefits and advertising and business development, respectively.  These increases were partially offset by decreases across several expense categories mainly related to expense savings resulting from the Keystone merger.

During the six months ended June 30, 2017, our net income was $4,337, compared to $3,704 for the six months ended June 30, 2016, an increase of $633, or 17.09%.

The primary reason for the increase in net income for the first half of 2017 as compared to the first half of 2016 was an increase in net interest income and an increase in noninterest income. During the first half of 2017, net interest income was $14,670 compared to $13,530 in the first half of 2016, an increase of $1,140, or 8.43%. This increase is a result of higher levels of loan volume and other earning assets from organic growth. Total noninterest income for the first half of 2017 was $2,679 compared to $2,245 in the first half of 2016. This increase was primarily the result of an increase of $349 and $220 in revenue from mortgage operations and service charges and fees, respectively. These increases were offset by a decrease in investment brokerage revenue of $103.  Total noninterest expense in the first half of 2017 increased $225, or 2.25%, from the first half of 2016. This increase was due to an increase of $469 and $155 in salaries and employee benefits and advertising and business development, respectively.  These increases were partially offset by decreases across several expense categories mainly related to expense savings resulting from the Keystone merger, including a $168 savings in legal and other professional services.

Net Interest Income and Net Interest Margin Analysis

The largest component of our net income is net interest income – the difference between the income earned on interest earning assets and the interest paid on deposits and borrowed funds used to support assets. Net interest income divided by average interest earning assets represents RFC’s net interest margin. The major factors that affect net interest income and net interest margin are changes in volumes, the yield on interest earning assets and the cost of interest bearing liabilities. Our net interest margin can also be affected by economic conditions, the competitive environment, loan demand, and deposit flow. Management’s ability to respond to changes in these factors by using effective asset-liability management techniques is critical to maintaining the stability of the net interest margin and the primary source of earnings. This is discussed in greater detail under the heading “Interest Sensitivity and Market Risk”

Comparison of net interest income for the three months ended June 30, 2017 and 2016

The following table shows, for the three months ended June 30, 2017 and 2016, the average balances of each principal category of our earning assets and interest bearing liabilities and the average taxable equivalent yields on assets and average costs of liabilities. These yields and costs are calculated by dividing the income or expense by the average daily balance of the associated assets or liabilities.

	Three Months Ended June 30, 2017			Three Months Ended June 30, 2016
		Interest			Interest
	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Yield/Rate	Balance	Expense	Yield/Rate
Interest earning assets
Loans	$511,845	$6,975	5.47%	$495,466	$6,805	5.52%
Mortgage loans held for sale	4,745	30	2.54%	3,942	5	0.51%
Investment securities:
Taxable securities	154,806	768	1.99%	82,422	374	1.83%
Tax-exempt securities	53,043	408	3.08%	55,902	405	2.91%
Interest bearing balances in other banks	13,489	48	1.43%	22,539	53	0.95%
Federal funds sold	-	-	0.00%	6,450	8	0.50%
Total interest earning assets	$737,928	$8,229	4.47%	$666,721	$7,650	4.61%

Interest bearing liabilities
Interest bearing transaction accounts	$189,157	$114	0.24%	$174,032	$108	0.25%
Savings and money market accounts	191,181	174	0.37%	178,434	164	0.37%
Time deposits	138,924	259	0.75%	137,399	234	0.68%
Short-term debt	16,567	17	0.41%	10,600	4	0.15%
Federal Home Loan Bank advances	10,055	25	1.00%	7,043	12	0.69%
Note payable	6,158	63	4.05%	7,229	64	3.50%
Total interest bearing liabilities	$552,042	$652	0.48%	$514,737	$586	0.46%
Noninterest-bearing funding of earning assets	185,886	-	0.00%	151,984	-	0.00%
Total cost of funding earning assets	$737,928	$652	0.36%	$666,721	$586	0.35%
Net interest rate spread			4.00%			4.16%
Net interest income/margin (taxable equivalent)		$7,577	4.13%		$7,064	4.26%
Tax equivalent adjustment		(158)			(155)
Net interest income/margin		$7,419	4.04%		$6,909	4.17%

The following table reflects, for the three months ended June 30, 2017 and 2016, the changes in our net interest income due to variances in the volume of interest earning assets and interest bearing liabilities and variances in the associated rates earned or paid on these assets and liabilities.

	Three Months Ended June 30, 2017 vs.
	Three Months Ended June 30, 2016
		Variance
		due to
	Volume	Yield/Rate	Total
Interest earning assets
Loans	$239	$(69)	$170
Mortgage loans held for sale	1	24	25
Investment securities:	-	-
Taxable securities	331	63	394
Tax-exempt securities	(19)	22	3
Interest bearing balances in other banks	(21)	16	(5)
Federal funds sold	(8)	-	(8)
Total interest earning assets	$523	$56	$579

Interest bearing liabilities
Interest bearing transaction accounts	$10	$(4)	$6
Savings and money market accounts	13	(3)	10
Time deposits	1	24	25
Short-term debt	2	11	13
Federal Home Loan Bank advances	5	8	13
Note payable	(9)	8	(1)
Total interest bearing liabilities	$22	$44	$66

Net interest income
Net interest income (taxable equivalent)	$501	$12	$513
Taxable equivalent adjustment	(63)	60	(3)
Net interest income	$438	$72	$510

Total interest income for the three months ended June 30, 2017 was $8,071 and total interest expense was $652, resulting in net interest income of $7,419 for the period. For the same period of 2016, total interest income was $7,495 and total interest expense was $586, resulting in net interest income of $6,909 for the period. This represents a 7.38% increase in net interest income when comparing the same period from 2017 and 2016. When comparing the variances related to interest income for the three months ended June 30, 2017 and 2016, the increase was primarily attributed to increases in average volumes in loans and taxable securities. When comparing variances related to interest expense for the three months ended June 30, 2017 and 2016, the increase resulted primarily from an increase in the effective rates paid on time deposit accounts.

Comparison of net interest income for the six months ended June 30, 2017 and 2016

The following table shows, for the six months ended June 30, 2017 and 2016, the average balances of each principal category of our earning assets and interest bearing liabilities and the average taxable equivalent yields on assets and average costs of liabilities. These yields and costs are calculated by dividing the income or expense by the average daily balance of the associated assets or liabilities.

	Six Months Ended June 30, 2017			Six Months Ended June 30, 2016
		Interest			Interest
	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Yield/Rate	Balance	Expense	Yield/Rate
Interest earning assets
Loans	$511,471	$13,787	5.45%	$487,884	$13,304	5.48%
Mortgage loans held for sale	4,701	32	1.38%	3,145	7	0.45%
Investment securities:
Taxable securities	146,530	1,470	2.03%	85,831	791	1.85%
Tax-exempt securities	54,018	823	3.08%	55,941	809	2.91%
Interest bearing balances in other banks	19,471	111	1.15%	18,971	97	1.03%
Federal funds sold	-	-	0.00%	5,932	14	0.47%
Total interest earning assets	$736,191	$16,223	4.46%	$657,704	$15,022	4.59%

Interest bearing liabilities
Interest bearing transaction accounts	$191,568	$229	0.24%	$172,039	$215	0.25%
Savings and money market accounts	191,713	342	0.36%	177,105	326	0.37%
Time deposits	138,714	495	0.72%	138,248	474	0.69%
Short-term debt	14,423	22	0.31%	10,618	8	0.15%
Federal Home Loan Bank advances	5,008	25	1.01%	9,509	31	0.66%
Note payable	6,291	124	3.99%	7,363	127	3.47%
Total interest bearing liabilities	$547,717	$1,237	0.46%	$514,882	$1,181	0.46%
Noninterest-bearing funding of earning assets	188,474	-	0.00%	142,822	-	0.00%
Total cost of funding earning assets	$736,191	$1,237	0.34%	$657,704	$1,181	0.36%
Net interest rate spread			4.00%			4.13%
Net interest income/margin (taxable equivalent)		$14,986	4.12%		$13,841	4.23%
Tax equivalent adjustment		(316)			(311)
Net interest income/margin		$14,670	4.03%		$13,530	4.14%

The following table reflects, for the six months ended June 30, 2017 and 2016, the changes in our net interest income due to variances in the volume of interest earning assets and interest bearing liabilities and variances in the associated rates earned or paid on these assets and liabilities.

	Six Months Ended June 30, 2017 vs.
	Six Months Ended June 30, 2016
		Variance
		due to
	Volume	Yield/Rate	Total
Interest earning assets
Loans	$593	$(110)	$483
Mortgage loans held for sale	3	22	25
Investment securities:
Taxable securities	549	130	679
Tax-exempt securities	(29)	43	14
Interest bearing balances in other banks	2	12	14
Federal funds sold	(14)	-	(14)
Total interest earning assets	$1,104	$97	$1,201

Interest bearing liabilities
Interest bearing transaction accounts	$23	$(9)	$14
Savings and money market accounts	24	(8)	16
Time deposits	-	21	21
Short-term debt	2	12	14
Federal Home Loan Bank advances	(15)	9	(6)
Note payable	(18)	15	(3)
Total interest bearing liabilities	$16	$40	$56

Net interest income
Net interest income (taxable equivalent)	$1,088	$57	$1,145
Taxable equivalent adjustment	(28)	23	(5)
Net interest income	$1,060	$80	$1,140

Total interest income for the six months ended June 30, 2017 was $15,907 and total interest expense was $1,237, resulting in net interest income of $14,670 for the period. For the same period of 2016, total interest income was $14,711 and total interest expense was $1,181, resulting in net interest income of $13,530 for the period. This represents an 8.43% increase in net interest income when comparing the same period from 2017 and 2016. When comparing the variances related to interest income for the six months ended June 30, 2017 and 2016, the increase was primarily attributed to increases in average volumes in loans and taxable securities. When comparing variances related to interest expense for the six months ended June 30, 2017 and 2016, the increase resulted primarily from an increase in the effective rates paid on time deposit accounts.

Provision for Loan Losses

The provision for loan losses represents a charge to earnings necessary to establish an allowance for loan losses that, in management’s evaluation, is adequate to provide coverage for estimated losses on outstanding loans and to provide for uncertainties in the economy. As a result of evaluating the allowance for loan losses at June 30, 2017, management recorded a provision of $360 in the second quarter of 2017 compared to a provision of $215 in the second quarter of 2016. The increase in the provision was primarily related to the increase in loans, excluding the loans acquired in the Keystone merger, from June 30, 2016 to June 30, 2017.

The allowance for loan losses is increased by a provision for loan losses, which is a charge to earnings, and it is decreased by loan charge-offs and increased by recoveries on loans previously charged off. In determining the adequacy of the allowance for loan losses, we consider our historical loan loss experience, the general economic environment, our overall portfolio composition and other relevant information. As these factors change, the level of loan loss provision changes.  When individual loans are evaluated for impairment and impairment is deemed necessary, a specific allowance is required for the impaired portion of the loan amount. Subsequent changes in the impairment amount will generally cause corresponding changes in the allowance related to the impaired loan and corresponding changes to the loan loss provision. As of June 30, 2017, the recorded allowance related to impaired loans was $1,093. As of June 30, 2016, the recorded allowance related to impaired loans was $1,162.

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

The following table sets forth the principal components of noninterest income for the periods indicated.

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2017	2016	2017	2016
Service charges and fees	$714	$593	$1,413	$1,193
Investment brokerage revenue	6	91	31	134
Mortgage operations	485	350	894	545
Bank owned life insurance income	103	108	207	214
Net gain on sale of investment securities	3	14	3	14
Other noninterest income	61	77	131	145
Total noninterest income	$1,372	$1,233	$2,679	$2,245

Noninterest income for the three months ended June 30, 2017 was $1,372 compared to $1,233 for the same period in 2016. The increase of $121 in service charges and fees was primarily related to an increase in the number of deposit accounts and activity within the deposit accounts. The increase in mortgage operations revenue of $135 resulted from an increase in the volume of mortgage loans originated for sale in the quarter ended June 30, 2017 as compared to the second quarter of 2016. These increases were offset by a $85 decrease in investment brokerage revenue as a result of a decrease in investment brokerage activity.

Noninterest income for the six months ended June 30, 2017 was $2,679 compared to $2,245 for the same period of 2016. The increase of $220 in service charges and fees was primarily related to an increase in the number of deposit accounts and activity within the deposit accounts. The increase in mortgage operations revenue of $349 resulted from an increase in the volume of mortgage loans originated for sale in 2017 as compared to the same period in 2016. These increases were offset by a $103 decrease in investment brokerage revenue as a result of a decrease in investment brokerage activity.

Noninterest Expense

Noninterest expenses consist primarily of salaries and employee benefits, building occupancy and equipment expenses, advertising and promotion expenses, data processing expenses, legal and professional services expense and miscellaneous other operating expenses.

The following table sets forth the principal components of noninterest expense for the periods indicated.

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2017	2016	2017	2016
Salaries and employee benefits	$2,951	$2,651	$5,668	$5,199
Occupancy expenses	354	363	684	714
Equipment rentals, depreciation, and maintenance	214	246	397	486
Telephone and communications	84	62	139	124
Advertising and business development	244	92	359	204
Data processing	431	435	873	915
Foreclosed assets, net	33	49	71	99
Federal deposit insurance and other regulatory assessments	83	116	175	222
Legal and other professional services	134	214	260	428
Other operating expense	809	852	1,607	1,617
Total noninterest expense	$5,337	$5,080	$10,233	$10,008

Noninterest expense for the three months ended June 30, 2017 totaled $5,337 compared with $5,080 for the same period of 2016. The increase was primarily a result of increases in salaries and employee benefits expense and advertising and business development expenses, but these increases were offset by continued expense reductions realized from the Keystone merger as systems and operations were consolidated. Salaries and employee benefits increased $300, or 11.32%, to $2,951 in the second quarter of 2017 from $2,651 in the second quarter of 2016. The number of full-time equivalent employees increased from approximately 122 at June 30, 2016 to approximately 140 at June 30, 2017 for an increase of approximately 14.75%. Equipment rentals, depreciation, and maintenance decreased $32, or approximately 13%, in the second quarter of 2017 as compared to the second quarter of 2016. Advertising and business development expenses increased 165.22% from $92 in the second quarter of 2016 to $244 in the second quarter of 2017.  Foreclosed asset expense decreased $16, or 32.65%, in the second quarter of 2017 compared to the second quarter of 2016 as a result of reduced provision for losses on foreclosed assets. Legal and other professional services expense decreased $80 in the second quarter of 2017 as compared to the second quarter of 2016 as legal fees associated with the Keystone merger recognized in the second quarter of 2016 were not recognized in the second quarter of 2017.

Noninterest expense for the six months ended June 30, 2017 totaled $10,233 compared with $10,008 for the same period of 2016. The increase was primarily a result of increases in salaries and employee benefits expense and advertising and business development expenses, but these increases were offset by continued expense reductions realized from the Keystone merger as systems and operations were consolidated. Salaries and employee benefits increased $469, or 9.02%, to $5,668 in the first half of 2017 from $5,199 in the first half of 2016. Equipment rentals, depreciation, and maintenance decreased $89, or approximately 18.3%, in the first half of 2017 as compared to the first half of 2016. Advertising and business development expenses increased 75.98% from $204 in the first half of 2016 to $359 in the first half of 2017.  Data processing expenses totaled $873 in the first half of 2017 compared to $915 in the first half of 2016 for a decrease of $42, or 4.59%, as a result of savings realized from the conversion to a new core processing system. Foreclosed asset expense decreased $28, or 28.28%, in the first half of 2017 compared to the first half of 2016 as a result of reduced provision for losses on foreclosed assets. Legal and other professional services expense decreased $168 in the first half of 2017 as compared to the first half of 2016 as legal fees associated with the Keystone merger recognized in the first half of 2016 were not recognized in the first half of 2017.

Provision for Income Taxes

We recognized income tax expense of $986 for the three months ended June 30, 2017, compared to $865 for the three months ended June 30, 2016. The increase of $121 or 14%, resulted from the increase in net income before taxes of $247 in the second quarter of 2017 as compared to the second quarter of 2016. The effective tax rate for the three months ended June 30, 2017 was 31.9% compared to 30.4% for the same period in 2016. The effective tax rate is affected by levels of items of income that are not subject to federal and/or state taxation and by levels of items of expense that are not deductible for federal and/or state income tax purposes.

We recognized income tax expense of $2,059 for the six months ended June 30, 2017, compared to $1,616 for the six months ended June 30, 2016. The increase of $433, or 27.4%, resulted from the increase in net income before taxes of $1,076 in the first six months of 2017 as compared to the first six months of 2016. The effective tax rate for the six months ended June 30, 2017 was 32.2% compared to 30.04% for the same period in 2016. The effective tax rate is affected by levels of items of income that are not subject to federal and/or state taxation and by levels of items of expense that are not deductible for federal and/or state income tax purposes.

Comparison of Financial Condition at June 30, 2017, and December 31, 2016

Overview

Our total assets increased $1,424, or 0.18%, from December 31, 2016 to June 30, 2017. Loans, net of deferred fees and discounts, increased $1,509, or .29%, from December 31, 2016 to June 30, 2017. Securities available-for-sale increased by $23,787, or 12.97%, from December 31, 2016 to June 30, 2017. Cash and cash equivalents decreased $20,355, or 47.9% from December 31, 2016 to June 30, 2017 as funds were used to purchase investment securities. Total deposits decreased $16,647, or 2.36%, from December 31, 2016 to June 30, 2017 mainly because seasonal deposits from December 31, 2016 were withdrawn. Federal Home Loan Bank advances increased from zero at December 31, 2016 to $10,000 at June 30, 2017.  Total stockholders’ equity increased $5,127, or 6.27%.

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

During the six months ended June 30, 2017, we purchased investment securities totaling $47,743 and sold investment securities with proceeds received of $13,246 including net realized gains of $3.

The following tables summarize the amortized cost, gross unrealized gains, gross unrealized losses, and fair value of securities available-for-sale at June 30, 2017 and December 31, 2016.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2017:
Securities available-for-sale:
Residential mortgage-backed	$134,241	$185	$(1,692)	$132,734
U.S. govt. sponsored enterprises	17,126	97	(107)	17,116
State, county, and municipal	54,817	881	(187)	55,511
Corporate debt obligations	1,825	9	(47)	1,787
Totals	$208,009	$1,172	$(2,033)	$207,148

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2016:
Securities available-for-sale:
Residential mortgage-backed	$111,611	$63	$(2,999)	$108,675
U.S. govt. sponsored enterprises	15,506	44	(223)	15,327
State, county, and municipal	57,837	562	(813)	57,586
Corporate debt obligations	1,819	4	(50)	1,773
Totals	$186,773	$673	$(4,085)	$183,361

Loans

Loans are the largest category of interest earning assets and typically provide higher yields than other types of interest earning assets. Associated with the higher loan yields are the inherent credit and liquidity risks which management attempts to control and counterbalance. Total loans averaged $511,845 during the three months ended June 30, 2017, or 69.4% of average interest earning assets, as compared to $495,466, or 74.3% of average interest earning assets, for the three months ended June 30, 2016. At June 30, 2017, total loans, net of deferred loan fees and discounts, were $517,950, compared to $516,441 at December 31, 2016, an increase of $1,509, or .29%.

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

The following table provides a summary of the loan portfolio as of June 30, 2017, and December 31, 2016.

	June 30, 2017		December 31, 2016
	Amount	% of Total	Amount	% of Total
Residential real estate:
Closed-end 1-4 family - first lien	$112,018	21.8%	$113,807	22.2%
Closed-end 1-4 family - junior lien	4,104	0.8%	4,791	0.9%
Multi-family	14,907	2.9%	17,043	3.3%
Total residential real estate	131,029	25.5%	135,641	26.4%
Commercial real estate:
Nonfarm nonresidential	162,387	31.6%	161,198	31.5%
Farmland	13,255	2.6%	13,344	2.6%
Total commercial real estate	175,642	34.2%	174,542	34.1%
Construction and land development:
Residential	22,928	4.5%	27,228	5.3%
Other	37,437	7.3%	37,221	7.3%
Total construction and land development	60,365	11.8%	64,449	12.6%
Home equity lines of credit	34,028	6.6%	35,761	7.0%
Commercial loans:
Other commercial loans	90,846	17.7%	81,198	15.8%
Agricultural	935	0.2%	887	0.2%
State, county, and municipal loans	8,290	1.6%	8,719	1.7%
Total commercial loans	100,071	19.5%	90,804	17.7%
Consumer loans	21,087	4.1%	20,858	4.1%
Total gross loans	522,222	101.7%	522,055	101.9%
Allowance for loan losses	(4,401)	-0.9%	(4,007)	-0.8%
Net deferred loan fees and discounts	(4,272)	-0.8%	(5,614)	-1.1%
Net loans	$513,549	100.0%	$512,434	100.0%

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

Real estate loans are the largest component of our loan portfolio and include residential real estate loans, commercial real estate loans, construction and land development loans, and home equity lines of credit. At June 30, 2017, this category totaled $401,064, or 76.8% of total gross loans, compared to $410,393, or 78.6%, at December 31, 2016. Real estate loans decreased $9,329, or 2.3%, during the period December 31, 2016 to June 30, 2017. Commercial loans increased $9,267, or 10.2% during the same period. Our management team and lending officers have a great deal of experience and expertise in real estate lending and commercial lending.

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

The following table presents a summary of changes in the allowance for loan losses for the periods indicated.

	As of and for the		As of and for the
	Three Months Ended:		Six Months Ended:
	June 30,	June 30,	June 30,	June 30,
	2017	2016	2017	2016
Allowance for loan losses at beginning of period	$4,026	$4,071	$4,007	$3,827
Charge-offs:
Mortgage loans on real estate:
Residential	-	-	-	-
Commercial real estate	-	-	115	-
Construction and land development	-	-	-	-
Total mortgage loans on real estate	-	-	115	-
Home equity lines of credit	-	10	100	10
Commercial	10	181	114	206
Consumer	24	9	85	9
Total	34	200	414	225

Recoveries:
Mortgage loans on real estate:
Residential	5	-	6	-
Commercial real estate	9	-	9	-
Construction and land development	4	3	6	7
Total mortgage loans on real estate	18	3	21	7
Home equity lines of credit	1	13	2	20
Commercial	18	15	52	38
Consumer	12	4	13	7
Total	49	35	88	72

Net Charge-offs (Recoveries)	(15)	165	326	153
Provision for loan losses	360	215	720	447
Allowance for loan losses at end of period	$4,401	$4,121	$4,401	$4,121

Total loans outstanding, net of deferred loan fees	517,950	499,396	517,950	499,396
Average loans outstanding, net of deferred loan fees	511,845	495,466	511,471	487,884
Allowance for loan losses to period end loans	0.85%	0.83%	0.85%	0.83%
Net charge-offs (recoveries) to average loans (annualized)	-0.01%	0.13%	0.06%	0.06%

Allocation of the Allowance for Loan Losses

While no portion of the allowance for loans losses is in any way restricted to any individual loan or group of loans and the entire allowance is available to absorb losses from any and all loans, the following table represents management’s allocation of the allowance for loan losses to specific loan categories as of the dates indicated.

	June 30, 2017		December 31, 2016
		Percent of		Percent of
	Amount	Total	Amount	Total
Mortgage loans on real estate:
Residential	$821	18.7%	$563	14.1%
Commercial real estate	1,476	33.5%	1,506	37.6%
Construction and land development	687	15.6%	723	18.0%
Total mortgage loans on real estate	2,984	67.8%	2,792	69.7%
Home equity lines of credit	295	6.7%	187	4.7%
Commercial	918	20.9%	829	20.6%
Consumer	204	4.6%	199	5.0%
Total	$4,401	100.0%	$4,007	100.0%

Nonperforming Assets

The following table presents our nonperforming assets as of the dates indicated:

	June 30,		December 31,
	2017	2016	2016
Nonaccrual loans	$2,787	$2,875	$4,386
Accruing loans past due 90 days or more	163	136	39
Total nonperforming loans	2,950	3,011	4,425
Foreclosed assets	1,557	1,546	1,151
Total nonperforming assets	$4,507	$4,557	$5,576

Allowance for loan losses to period end loans	0.85%	0.83%	0.78%
Allowance for loan losses to period end nonperforming loans	149.19%	136.86%	90.55%
Net charge-offs (recoveries) to average loans (annualized)	0.13%	0.06%	0.14%
Nonperforming assets to period end loans and foreclosed property	0.87%	0.91%	1.08%
Nonperforming loans to period end loans	0.57%	0.60%	0.86%
Nonperforming assets to total assets	0.56%	0.61%	0.69%
Period end loans	517,950	499,396	516,441
Period end total assets	811,841	742,248	810,417
Allowance for loan losses	4,401	4,121	4,007
Average loans for the period	511,845	495,466	495,687
Net charge-offs for the period	326	153	698
Period end loans plus foreclosed property	519,507	500,942	517,592

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

The following table details the composition of our deposit portfolio as of June 30, 2017, and December 31, 2016.

	June 30, 2017		December 31, 2016
		Percent of		Percent of
	Amount	Total	Amount	Total
Demand deposits, non-interest bearing	$167,533	24.3%	$185,270	26.3%
Demand deposits, interest bearing	194,116	28.2%	197,509	28.0%
Money market accounts	159,951	23.2%	160,677	22.8%
Savings deposits	27,240	4.0%	24,022	3.4%
Time certificates of $250 or more	37,175	5.4%	32,991	4.7%
Other time certificates	102,251	14.9%	104,444	14.8%
Totals	$688,266	100.0%	$704,913	100.0%

Total deposits were $688,266 at June 30, 2017, a decrease of $16,647 from December 31, 2106 with the decrease resulting mainly in the balances of demand deposits. Some of our demand deposit accounts are seasonal and typically have larger balances at year-end than at the end of other calendar quarters. The seasonality of these demand deposits is related to property tax collections and to agricultural production.

The following table presents the Bank’s time certificates of deposits by various maturities as of June 30, 2017.

	All Time Deposits	Time Deposits $100 or more	Time Deposits less than $100
Three months or less	$27,405	$17,953	$9,452
Greater than three months through six months	18,843	10,851	7,992
Greater than six months through one year	42,588	27,484	15,104
Greater than one year through three years	33,143	21,210	11,933
Greater than three years	17,447	13,141	4,306
Total	$139,426	$90,639	$48,787

Other Funding Sources

We supplement our deposit funding with wholesale funding when needed for balance sheet planning and management or when the terms are attractive and will not disrupt our offering rates in our markets. A source we have used for wholesale funding is the Federal Home Loan Bank of Atlanta (FHLB). The line of credit with the FHLB is secured by pledges of various loans in our loan portfolio. At June 30, 2017, the FHLB line of credit available was $76,997 and at December 31, 2016 it was $88,071. As of June 30, 2017 we have $10,000 of Federal Home Loan Bank Advances outstanding.  We also have lines of credit for federal funds borrowings with other banks that totaled $28,500 at June 30, 2017 and December 31, 2016. Furthermore, we have pledged certain loans to the Federal Reserve Bank (FRB) to secure a line of credit. At June 30, 2017, the FRB line of credit available was $66,066 and at December 31, 2016, the FRB line of credit available was $51,236. We have never drawn on the FRB line of credit and consider it a contingency line of credit to be used only for emergency liquidity management.

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

Cash and cash equivalents at June 30, 2017 and December 31, 2016, were $22,144 and $42,499, respectively. Based on recorded cash and cash equivalents, management believes River Financial Corporation’s liquidity resources were sufficient at June 30, 2017 to fund loans and meet other cash needs as necessary.

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

Financial instruments whose contract amount represents credit risk at June 30, 2017 and December 31, 2016 were as follows in (thousands):

	June 30, 2017	December 31, 2016
Commitments to extend credit	$126,799	$108,564
Stand-by and performance letters of credit	2,380	2,219
Total	$129,179	$110,783

Contractual Obligations

While our liquidity monitoring and management considers both present and future demands for and sources of liquidity, the following table of contractual commitments focuses only on future obligations as of June 30, 2017.

		Due after 1	Due after 3
	Due in 1	through	through	Due after
	year or less	3 years	5 years	5 years	Total
Federal Home Loan Bank advances	$10,000	$-	$-	$-	$10,000
Certificates of deposit of less than $100	32,548	11,933	4,306	-	48,787
Certificates of deposit of $100 or more	56,288	21,210	13,141	-	90,639
Securities sold under agreements to repurchase	17,085	-	-	-	17,085
Note payable	1,071	2,143	2,143	536	5,893
Operating leases	507	990	959	788	3,244
Total contractual obligations	$117,499	$36,276	$20,549	$1,324	$175,648

Capital Position and Dividends

At June 30, 2017 and December 31, 2016, total stockholders’ equity was $86,843 and $81,827, respectively. The increase of $5,016 resulted mainly from retained earnings and other comprehensive income for the six months ended June 30, 2017. Retained earnings for the first six months of 2017 increased $3,065 and other comprehensive income increased $1,610. The ratio of stockholders’ equity to total assets was 10.71% and 10.1% at June 30, 2017 and December 31, 2016, respectively.

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

Management believes, as of June 30, 2017, that the Bank meets all capital adequacy requirements to which it is subject. The following table presents the Bank’s capital amounts and ratios as of June 30, 2017 with the required minimum levels for capital adequacy purposes including the phase in of the capital conservation buffer under Basel III and minimum levels to be well capitalized (as defined) under the regulatory prompt corrective action regulations.

As of June 30, 2017:
					To Be Well Capitalized
			Required For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (To Risk-Weighted Assets)	$84,916	14.01%	$56,065	>= 9.250%	$60,611	>= 10.00%
Common Equity Tier 1 Capital (To Risk-weighted Assets)	80,516	13.28%	34,862	>= 5.750%	39,409	>= 6.50%
Tier 1 Capital (To Risk-Weighted Assets)	80,516	13.28%	43,956	>= 7.250%	48,504	>= 8.00%
Tier 1 Capital (To Average Assets)	80,516	10.14%	31,762	>= 4.000%	39,702	>= 5.00%

Management believes, as of December 31, 2016, that the Bank met all capital adequacy requirements to which it was subject at the time. The following table presents the Bank’s capital amounts and ratios as of December 31, 2016 with the required minimum levels for capital adequacy purposes and minimum levels to be well capitalized (as defined) under the prompt corrective action regulations.

As of December 31, 2016:
					To Be Well Capitalized
			Required For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (To Risk-Weighted Assets)	$81,719	13.68%	$51,522	>= 8.625%	$59,736	>= 10.00%
Common Equity Tier 1 Capital (To Risk-weighted Assets)	77,712	13.01%	30,613	>= 5.125%	38,826	>= 6.50%
Tier 1 Capital (To Risk-Weighted Assets)	77,712	13.01%	39,573	>= 6.625%	47,786	>= 8.00%
Tier 1 Capital (To Average Assets)	77,712	9.96%	31,210	>= 4.000%	39,012	>= 5.00%

River Financial Corporation’s principal source of funds for dividend payments and debt service is dividends received from River Bank & Trust. There are statutory limitations on the payment of dividends by River Bank & Trust to River Financial Corporation. As of June 30, 2017, the maximum amount the Bank could dividend to River Financial Corporation without prior regulatory authority approval was approximately $11,243. In addition to dividend restrictions, federal statutes prohibit unsecured loans from banks to bank holding companies.

During the six months ending June 30, 2017 there were 19,000 incentive stock options issued with a weighted average exercise price of $20.25 per share. During the same period, there were 18,550 incentive stock options exercised at a weighted average exercise price of $11.49 per share. A total of 267,875 incentive stock options were outstanding as of June 30, 2017 with a weighted average exercise price of $14.73 per share and a weighted average remaining life of 6.36 years.

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

The following table illustrates our interest rate sensitivity at June 30, 2017, assuming the relevant assets and liabilities are collected and paid, respectively, based upon historical experience rather than their stated maturities.

	0-1 Mos	1-3 Mos	3-12 Mos	1-2 Yrs	2-3 Yrs	>3 Yrs	Total
Interest earning assets
Loans	$126,513	$27,890	$108,923	$89,309	$62,799	$102,516	$517,950
Securities	2,828	7,912	26,951	33,122	25,591	110,744	207,148
Certificates of deposit in banks	248	-	1,247	249	1,184	2,535	5,463
Cash balances in banks	5,812	-	-	-	-	-	5,812
Total interest earning assets	$135,401	$35,802	$137,121	$122,680	$89,574	$215,795	$736,373

Interest bearing liabilities
Interest bearing transaction accounts	$79,790	$3,884	$17,242	$23,300	$23,300	$46,600	$194,116
Savings and money market accounts	105,570	3,342	15,314	20,055	20,055	22,855	187,191
Time deposits	11,167	17,220	60,450	23,955	9,187	17,447	139,426
Securities sold under agreements to repurchase	17,085	-	-	-	-	-	17,085
Note payable	-	268	804	1,072	1,072	2,677	5,893
Total interest bearing liabilities	$218,612	$29,714	$93,810	$68,382	$53,614	$89,579	$553,711

Interest sensitive gap
Period gap	$(83,211)	$6,088	$43,311	$54,298	$35,960	$126,216	$182,662
Cumulative gap	$(83,211)	$(77,123)	$(33,812)	$20,486	$56,446	$182,662
Cumulative gap - Rate Sensitive Assets/ Rate Sensitive Liabilities	-11.3%	-10.5%	-4.6%	2.8%	7.7%	24.8%

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

	Impact on net interest income
	As of	As of
	June 30, 2017	December 31, 2016
Change in prevailing rates:
+ 400 basis points	(2.61)%	(0.40)%
+ 300 basis points	(1.36)%	0.20%
+ 200 basis points	(0.62)%	0.48%
+ 100 basis points	(0.04)%	0.38%
+ 0 basis points	—	—
- 100 basis points	(4.07)%	(3.10)%
- 200 basis points	(9.72)%	(8.68)%
- 300 basis points	(11.94)%	(10.50)%
- 400 basis points	(13.36)%	(11.52)%

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

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the six months ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On June 30, 2017, the Company sold 9,755 shares to its employee stock ownership plan for cash.  The Company relied upon the exemption from registration under SEC Rule 147.

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

RIVER FTNANCIAL CORPORATION

Date: August 9, 2017	By:	/s/ James M. Stubbs
James M. Stubbs
Chief Executive Officer (principal executive officer)

Date: August 9, 2017	By:	/s/ Kenneth H. Givens
Kenneth H. Givens
Chief Financial Officer