Form 10-Q
period 2017-09-30
River Financial Corp
filed 2017-11-09
CIK 1641601

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 2, 2017, the registrant had 5,090,024 shares of common stock, $1.00 par value per share, outstanding.

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

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

RIVER FINANCIAL CORPORATION

Consolidated Statements of Financial Condition

(in thousands except share data)

	September 30, 2017	December 31, 2016
	Unaudited	Audited
Assets
Cash and due from banks	$11,644	$17,329
Interest-bearing deposits in banks	6,276	25,170
Cash and cash equivalents	17,920	42,499

Certificates of deposit in banks	5,214	5,463
Securities available-for-sale	203,969	183,361
Loans held for sale	4,278	7,734
Loans, net of deferred fees and discounts	523,289	516,441
Less allowance for loan losses	(5,004)	(4,007)
Net loans	518,285	512,434
Premises and equipment, net	22,003	21,472
Accrued interest receivable	2,322	2,376
Bank owned life insurance	15,067	15,161
Foreclosed assets	1,485	1,151
Deferred income taxes	2,525	3,352
Core deposit intangible	1,691	2,119
Goodwill	10,050	10,050
Other assets	4,361	3,245
Total assets	$809,170	$810,417
Liabilities and Shareholders' Equity
Noninterest-bearing deposits	$165,897	$185,270
Interest-bearing deposits	516,776	519,643
Total deposits	682,673	704,913
Securities sold under agreements to repurchase	12,608	13,034
Federal Home Loan Bank advances	15,000	-
Note payable	5,625	6,428
Accrued interest payable and other liabilities	3,601	3,592
Total liabilities	719,507	727,967
Common stock related to 401(k) Employee Stock Ownership Plan	734	623
Stockholders' Equity:
Common stock ($1 par value; 10,000,000 shares authorized; 5,113,951 and 5,090,901 shares issued; 5,098,034 and 5,080,857 shares outstanding, respectively)	5,114	5,091
Additional paid in capital	64,924	64,656
Retained earnings	20,660	15,032
Accumulated other comprehensive loss	(664)	(2,153)
Treasury stock at cost (15,917 and 10,044 shares, respectively)	(371)	(176)
Common stock related to 401(k) Employee Stock Ownership Plan	(734)	(623)
Total stockholders' equity	88,929	81,827
Total equity	89,663	82,450
Total liabilities and stockholders' equity	$809,170	$810,417

The accompanying notes are an integral part of these financial statements.

RIVER FINANCIAL CORPORATION

Unaudited Consolidated Statements of Income

(in thousands except per share data)

	For the Three Months Ended:		For the Nine Months Ended:
	September 30,		September 30,
	2017	2016	2017	2016
Interest income:
Loans, including fees	$7,097	$7,016	$20,858	$20,283
Taxable securities	756	432	2,226	1,222
Nontaxable securities	278	279	843	822
Federal funds sold	-	15	-	29
Other interest income	46	49	157	147
Total interest income	8,177	7,791	24,084	22,503
Interest expense:
Deposits	587	521	1,653	1,537
Short-term borrowings	12	4	34	11
Federal Home Loan Bank advances	32	5	57	35
Note payable	64	62	188	190
Total interest expense	695	592	1,932	1,773
Net interest income	7,482	7,199	22,152	20,730
Provision for loan losses	660	215	1,380	662
Net interest income after provision for loan losses	6,822	6,984	20,772	20,068
Noninterest income:
Service charges and fees	746	633	2,159	1,826
Investment brokerage revenue	18	48	49	182
Mortgage operations	516	437	1,410	982
Bank owned life insurance income	769	109	976	323
Net gain on sale of investment securities	-	-	3	14
Other noninterest income	120	112	251	257
Total noninterest income	2,169	1,339	4,848	3,584
Noninterest expense:
Salaries and employee benefits	3,123	2,876	8,791	8,089
Occupancy expenses	367	345	1,051	968
Equipment rentals, depreciation, and maintenance	233	111	630	580
Telephone and communications	63	42	202	166
Advertising and business development	179	70	538	274
Data processing	416	410	1,289	1,325
Foreclosed assets, net	66	(76)	137	23
Federal deposit insurance and other regulatory assessments	76	113	251	335
Legal and other professional services	122	196	382	624
Other operating expense	903	1,006	2,510	2,718
Total noninterest expense	5,548	5,093	15,781	15,102
Income before income taxes	3,443	3,230	9,839	8,550
Provision for income taxes	880	1,014	2,939	2,630
Net income	$2,563	$2,216	$6,900	$5,920

Basic net earnings per common share	$0.50	$0.44	$1.35	$1.18
Diluted net earnings per common share	$0.49	$0.43	$1.33	$1.17
Dividends per common share	$-	$-	$0.25	$0.16

The accompanying notes are an integral part of these financial statements.

RIVER FINANCIAL CORPORATION

Unaudited Consolidated Statements of Comprehensive Income

(in thousands)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net income	$2,563	$2,216	$6,900	$5,920
Other comprehensive income (loss), net of tax:
Investment securities available-for-sale:
Net unrealized gains (losses)	(191)	(270)	2,363	774
Reclassification adjustments for net gains realized in net income	-	-	(3)	(14)
Income tax effect	70	101	(871)	(280)
Other comprehensive income (loss)	(121)	(169)	1,489	480
Comprehensive income	$2,442	$2,047	$8,389	$6,400

The accompanying notes are an integral part of these financial statements.

RIVER FINANCIAL CORPORATION

Unaudited Consolidated Statements of Changes in Stockholders' Equity

(in thousands except share and per share data)

				Accumulated		Common
		Additional		Other		Stock	Total
	Common	Paid In	Retained	Comprehensive	Treasury	Related to	Stockholders'
	Stock	Capital	Earnings	Income (Loss)	Stock	KSOP	Equity
Balance at December 31, 2016	$5,091	$64,656	$15,032	$(2,153)	$(176)	$(623)	$81,827
Net income	-	-	6,900	-	-	-	6,900
Other comprehensive income	-	-	-	1,489	-	-	1,489
Exercise of stock options and warrants (25,096 shares)	19	136	-	-	108	-	263
Purchase of treasury stock (17,674 shares)	-	-	-	-	(407)	-	(407)
Sale of treasury shares (5,551 shares)	-	9	-	-	104		113
Issuance of common stock (4,204 shares)	4	81	-	-	-	-	85
Dividends declared ($0.25 per share)	-	-	(1,272)	-	-	-	(1,272)
Stock compensation expense	-	42	-	-	-	-	42
Change for KSOP related shares	-	-	-	-	-	(111)	(111)
Balance at September 30, 2017	$5,114	$64,924	$20,660	$(664)	$(371)	$(734)	$88,929

The accompanying notes are an integral part of these financial statements.

RIVER FINANCIAL CORPORATION

Unaudited Consolidated Statements of Cash Flows

(in thousands)

	For the Nine Months
	Ended September 30,
	2017	2016
Cash Flows From (Used For) Operating Activities:
Net Income	$6,900	$5,920
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	1,380	662
Provision for losses on foreclosed assets	115	135
Amortization of securities available-for-sale	1,723	1,251
Accretion of securities available-for-sale	(24)	(24)
Realized net gain on securities available-for-sale	(3)	(14)
Accretion of discount on acquired loans	(1,896)	(1,744)
Amortization of deferred loan fees	(784)	(790)
Amortization of core deposit intangible asset	428	491
Stock compensation expense	42	43
Bank owned life insurance income	(976)	(323)
Depreciation and amortization of premises and equipment	702	630
Gain on sale of foreclosed assets	(55)	(133)
Deferred income tax (benefit)	(43)	563
(Increase) decrease in operating assets and (decrease) increase in operating liabilities:
Loans held-for-sale	3,456	(3,232)
Accrued interest receivable	54	125
Other assets	(395)	237
Accrued interest payable and other liabilities	(41)	(1,591)
Net cash from operating activities	10,583	2,206
Cash Flows From (Used For) Investing Activities:
Maturity of certificate of deposit	498	-
Purchase of certificate of deposit	(249)	-
Activity in securities available-for-sale:
Sales	13,246	10,115
Maturities, payments, calls	19,396	18,391
Purchases	(52,587)	(55,347)
Loan principal originations, net	(6,962)	(18,501)
Proceeds from sale of foreclosed assets	2,017	1,055
Payment to Keystone shareholders	-	(7,274)
Purchases of premises and equipment	(1,183)	(1,204)
(Purchase) sale of restricted equity securities, net	(721)	349
Proceeds from bank owned life insurance	1,070	-
Net cash used for investing activities	(25,475)	(52,416)
Cash Flows From (Used For) Financing Activities:
Net (decrease) increase in deposits	(22,240)	50,770
Net decrease in securities sold under agreements to repurchase	(426)	(113)
Proceeds from Federal Home Loan Bank advances	40,000	6,750
Repayment of Federal Home Loan Bank advances	(25,000)	(15,250)
Proceeds from issuance of note payable	-	7,500
Repayment of note payable	(803)	(804)
Proceeds from issuance of common stock	85	131
Proceeds from exercise of common stock options and warrants	263	2,506
Purchase of treasury stock	(407)	(354)
Sale of treasury stock	113	26
Cash dividends	(1,272)	(812)
Net cash from (used for) financing activities	(9,687)	50,350
Net Change In Cash And Cash Equivalents	(24,579)	140
Cash and Cash Equivalents At Beginning Of Period	42,499	31,002
Cash and Cash Equivalents At End Of Period	$17,920	$31,142

Supplemental Disclosures Of Cash Flows Information:
Cash Payments For:
Interest paid to depositors	$1,771	$1,727
Interest paid on borrowings	$271	$237
Income taxes	$2,874	$1,825
Non-cash investing and financing activities:
Transfer of loans to foreclosed assets	$2,411	$-

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

The reconciliation of the components of the basic and diluted earnings per share is as follows:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2017	2016	2017	2016
Net earnings available to common shareholders	$2,563	$2,216	$6,900	$5,920
Weighted average common shares outstanding	5,110,644	5,078,186	5,096,275	5,007,394
Dilutive effect of stock options	86,559	36,069	81,189	56,315
Dilutive effect of stock warrants	-	3,351	-	3,204
Diluted common shares	5,197,203	5,117,606	5,177,464	5,066,913
Basic earnings per common share	$0.50	$0.44	$1.35	$1.18
Diluted earnings per common share	$0.49	$0.43	$1.33	$1.17

Note 4 – Investment Securities

Securities available-for-sale at September 30, 2017 and December 31, 2016 are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2017:
Securities available-for-sale:
Residential mortgage-backed	$131,443	$142	$(1,795)	$129,790
U.S. govt. sponsored enterprises	15,923	68	(111)	15,880
State, county, and municipal	55,827	843	(200)	56,470
Corporate debt obligations	1,828	10	(9)	1,829
Totals	$205,021	$1,063	$(2,115)	$203,969

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2016:
Securities available-for-sale:
Residential mortgage-backed	$111,611	$63	$(2,999)	$108,675
U.S. govt. sponsored enterprises	15,506	44	(223)	15,327
State, county, and municipal	57,837	562	(813)	57,586
Corporate debt obligations	1,819	4	(50)	1,773
Totals	$186,773	$673	$(4,085)	$183,361

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

Details concerning investment securities with unrealized losses as of September 30, 2017 and December 31, 2016 are as follows:

	Less Than 12 Months		More Than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2017:
Securities available-for-sale:
Residential mortgage-backed	$62,194	$726	$43,203	$1,069	$105,397	$1,795
U.S. govt. sponsored enterprises	2,059	52	1,895	59	3,954	111
State, county & municipal	7,106	69	12,787	131	19,893	200
Corporate debt obligations	368	8	1,000	1	1,368	9
Totals	$71,727	$855	$58,885	$1,260	$130,612	$2,115

December 31, 2016:
Securities available-for-sale:
Residential mortgage-backed	$98,033	$2,999	$-	$-	$98,033	$2,999
U.S. govt. sponsored enterprises	10,733	149	1,376	74	12,109	223
State, county & municipal	35,062	813	-	-	35,062	813
Corporate debt obligations	1,319	50	-	-	1,319	50
Totals	$145,147	$4,011	$1,376	$74	$146,523	$4,085

As of September 30, 2017, management does not consider securities with unrealized losses to be other-than-temporarily impaired. The unrealized losses in each category have occurred as a result of changes in interest rates, market spreads and market conditions subsequent to purchase. River has the ability and intent to hold its securities for a period of time sufficient to allow for a recovery in fair value. There were no other-than-temporary impairments charged to earnings during the nine months ended September 30, 2017 or 2016.  The Company owned a total of 108 securities with unrealized losses of $2,115 at September 30, 2017. As of September 30, 2017 and December 31, 2016, securities with a carrying value of approximately $29,894 and $29,873, respectively, were pledged to secure public deposits as required by law. At September 30, 2017 and December 31, 2016, the carrying value of securities pledged to secure repurchase agreements was approximately $21,139 and $18,392, respectively.

During the nine months ended September 30, 2017, River sold investment securities for proceeds of $13,246 and realized gains of $3.  During the nine months ended September 30, 2016, River sold investment securities for proceeds of $10,115 and realized gains of $14.

The amortized cost and estimated fair value of securities available-for-sale at September 30, 2017, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities for residential mortgage backed securities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.  These securities are therefore not presented by maturity classification.

	Amortized Cost	Fair Value
	(In Thousands)
Securities available-for-sale
Less than 1 year	$5,404	$5,405
1 to 5 years	19,193	19,241
5 to 10 years	13,564	13,623
After 10 years	35,417	35,910
	73,578	74,179
Residential mortgage-backed securities	131,443	129,790
Totals	$205,021	$203,969

Note 5 – Loans, Allowance for Loan Losses and Credit Quality

Major classifications of loans at September 30, 2017 and December 31, 2016 are summarized as follows:

	September 30, 2017		December 31, 2016
	Amount	% of Total	Amount	% of Total
Residential real estate:
Closed-end 1-4 family - first lien	$112,014	21.6%	$113,807	22.2%
Closed-end 1-4 family - junior lien	4,494	0.9%	4,791	0.9%
Multi-family	17,452	3.4%	17,043	3.3%
Total residential real estate	133,960	25.9%	135,641	26.4%
Commercial real estate:
Nonfarm nonresidential	162,485	31.4%	161,198	31.5%
Farmland	7,522	1.5%	13,344	2.6%
Total commercial real estate	170,007	32.9%	174,542	34.1%
Construction and land development:
Residential	24,040	4.6%	27,228	5.3%
Other	41,880	8.1%	37,221	7.3%
Total construction and land development	65,920	12.7%	64,449	12.6%
Home equity lines of credit	35,087	6.8%	35,761	7.0%
Commercial loans:
Other commercial loans	89,736	17.3%	81,198	15.8%
Agricultural	1,543	0.3%	887	0.2%
State, county, and municipal loans	8,144	1.6%	8,719	1.7%
Total commercial loans	99,423	19.2%	90,804	17.7%
Consumer loans	22,558	4.4%	20,858	4.1%
Total gross loans	526,955	101.9%	522,055	101.9%
Allowance for loan losses	(5,004)	-1.0%	(4,007)	-0.8%
Net deferred loan fees and discounts	(3,666)	-0.7%	(5,614)	-1.1%
Net loans	$518,285	100.2%	$512,434	100.0%

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

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method for the periods indicated:

	Real Estate Mortgage Loans
			Construction	Home Equity
			and Land	Lines
Allowance for Loan Losses	Residential	Commercial	Development	Of Credit	Commercial	Consumer	Total
Balance - December 31, 2016	$563	$1,506	$723	$187	$829	$199	$4,007
Provision for loan losses	497	342	(154)	223	352	120	1,380
Loan charge-offs	-	(136)	(7)	(100)	(192)	(94)	(529)
Loan recoveries	24	11	10	2	85	14	146
Balance - September 30, 2017	$1,084	$1,723	$572	$312	$1,074	$239	$5,004

Ending balance:
Individually evaluated for impairment	$527	$367	$22	$-	$407	$22	$1,345
Collectively evaluated for impairment	557	1,356	550	312	667	217	3,659
Total	$1,084	$1,723	$572	$312	$1,074	$239	$5,004

Loans:
Individually evaluated for impairment	$2,448	$2,496	$171	$100	$533	$98	$5,846
Collectively evaluated for impairment	131,512	167,511	65,749	34,987	98,890	22,460	521,109
Total	$133,960	$170,007	$65,920	$35,087	$99,423	$22,558	$526,955

	Real Estate Mortgage Loans
			Construction	Home Equity
			and Land	Lines
Allowance for Loan Losses	Residential	Commercial	Development	Of Credit	Commercial	Consumer	Total
Balance - December 31, 2015	$368	$1,302	$569	$150	$1,250	$188	$3,827
Provision for loan losses	206	(21)	233	23	154	67	662
Loan charge-offs	-	(15)	-	(10)	(241)	(36)	(302)
Loan recoveries	5	-	10	16	52	19	102
Balance - September 30, 2016	$579	$1,266	$812	$179	$1,215	$238	$4,289

Ending balance:
Individually evaluated for impairment	$54	$403	$-	$-	$732	$-	$1,189
Collectively evaluated for impairment	525	863	812	179	483	238	3,100
Total	$579	$1,266	$812	$179	$1,215	$238	$4,289

Loans:
Individually evaluated for impairment	$1,030	$4,093	$50	$100	$816	$-	$6,089
Collectively evaluated for impairment	130,381	164,760	61,287	32,400	90,162	20,972	499,962
Total	$131,411	$168,853	$61,337	$32,500	$90,978	$20,972	$506,051

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

The following table presents impaired loans by class of loans as of September 30, 2017.

Nonaccruing Impaired Loans	Total Impaired Loans	Impaired Loans With No Allowance	Impaired Loans With Allowance	Allowance for Loan Losses
Mortgage loans on real estate:
Residential	$1,506	$88	$1,418	$527
Commercial real estate	255	255	-	-
Construction and land development	-	-	-	-
Total mortgage loans on real estate	1,761	343	1,418	527
Home equity lines of credit	-	-	-	-
Commercial loans	-	-	-	-
Consumer loans	54	54	-	-
Total Loans	$1,815	$397	$1,418	$527

Accruing Impaired Loans	Total Impaired Loans	Impaired Loans With No Allowance	Impaired Loans With Allowance	Allowance for Loan Losses
Mortgage loans on real estate:
Residential	$942	$942	$-	$-
Commercial real estate	2,241	549	1,692	367
Construction and land development	171	-	171	22
Total mortgage loans on real estate	3,354	1,491	1,863	389
Home equity lines of credit	100	100	-	-
Commercial loans	533	128	405	407
Consumer loans	44	-	44	22
Total Loans	$4,031	$1,719	$2,312	$818

Total Impaired Loans	Total Impaired Loans	Impaired Loans With No Allowance	Impaired Loans With Allowance	Allowance for Loan Losses
Mortgage loans on real estate:
Residential	$2,448	$1,030	$1,418	$527
Commercial real estate	2,496	804	1,692	367
Construction and land development	171	-	171	22
Total mortgage loans on real estate	5,115	1,834	3,281	916
Home equity lines of credit	100	100	-	-
Commercial loans	533	128	405	407
Consumer loans	98	54	44	22
Total Loans	$5,846	$2,116	$3,730	$1,345

The following table presents impaired loans by class of loans as of December 31, 2016.

Nonaccruing Impaired Loans	Total Impaired Loans	Impaired Loans With No Allowance	Impaired Loans With Allowance	Allowance for Loan Losses
Mortgage loans on real estate:
Residential	$223	$96	$127	$53
Commercial real estate	3,470	1,010	2,460	430
Construction and land development	-	-	-	-
Total mortgage loans on real estate	3,693	1,106	2,587	483
Home equity lines of credit	100	100	-	-
Commercial loans	93	93	-	-
Consumer loans	-	-	-	-
Total Loans	$3,886	$1,299	$2,587	$483

Accruing Impaired Loans	Total Impaired Loans	Impaired Loans With No Allowance	Impaired Loans With Allowance	Allowance for Loan Losses
Mortgage loans on real estate:
Residential	$978	$978	$-	$-
Commercial real estate	1,905	589	1,316	317
Construction and land development	31	31	-	-
Total mortgage loans on real estate	2,914	1,598	1,316	317
Home equity lines of credit	100	100	-	-
Commercial loans	592	136	456	456
Consumer loans	39	-	39	19
Total Loans	$3,645	$1,834	$1,811	$792

Total Impaired Loans	Total Impaired Loans	Impaired Loans With No Allowance	Impaired Loans With Allowance	Allowance for Loan Losses
Mortgage loans on real estate:
Residential	$1,201	$1,074	$127	$53
Commercial real estate	5,375	1,599	3,776	747
Construction and land development	31	31	-	-
Total mortgage loans on real estate	6,607	2,704	3,903	800
Home equity lines of credit	200	200	-	-
Commercial loans	685	229	456	456
Consumer loans	39	-	39	19
Total Loans	$7,531	$3,133	$4,398	$1,275

The following table presents the average recorded investment in impaired loans and the interest income recognized on impaired loans in the nine months ended September 30, 2017 and 2016 by loan category.

	Nine Months Ended			Nine Months Ended
	September 30, 2017			September 30, 2016
	Average	Ending		Average	Ending
	Recorded	Recorded	Interest	Recorded	Recorded	Interest
	Investment	Investment	Income	Investment	Investment	Income
Mortgage loans on real estate:
Residential real estate	$2,087	$2,448	$53	$1,173	$1,030	$61
Commercial real estate	3,123	2,496	74	4,049	4,093	106
Construction and land development	8	171	-	75	50	4
Total mortgage loans on real estate	5,218	5,115	127	5,297	5,173	171
Home equity lines of credit	75	100	4	100	100	4
Commercial loans	589	533	19	1,057	816	18
Consumer loans	27	98	1	-	-	-
Total Loans	$5,909	$5,846	$151	$6,454	$6,089	$193

The following tables present the aging of loans and non-accrual loan balances as of September 30, 2017 and December 31, 2016, by class of loans.

	Accruing Loans
As of September 30, 2017	Current	30-89 Days Past Due	90+ Days Past Due	Nonaccrual Loans	Total Loans
Mortgage loans on real estate:
Residential	$129,996	$1,528	$626	$1,810	$133,960
Commercial real estate	168,746	681	252	328	170,007
Construction and land development	65,764	69	-	87	65,920
Total mortgage loans on real estate	364,506	2,278	878	2,225	369,887
Home equity lines of credit	34,806	201	-	80	35,087
Commercial loans	98,999	342	76	6	99,423
Consumer loans	22,226	186	8	138	22,558
Total Loans	$520,537	$3,007	$962	$2,449	$526,955

	Accruing Loans
As of December 31, 2016	Current	30-89 Days Past Due	90+ Days Past Due	Nonaccrual Loans	Total Loans
Mortgage loans on real estate:
Residential	$132,603	$2,585	$-	$453	$135,641
Commercial real estate	170,363	708	-	3,471	174,542
Construction and land development	64,111	312	-	26	64,449
Total mortgage loans on real estate	367,077	3,605	-	3,950	374,632
Home equity lines of credit	35,257	320	-	184	35,761
Commercial loans	90,579	76	19	130	90,804
Consumer loans	20,431	285	20	122	20,858
Total Loans	$513,344	$4,286	$39	$4,386	$522,055

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be Pass rated loans. As of September 30, 2017 and December 31, 2016, and based on the most recent analysis performed as of those dates, the risk category of loans by class of loans is as follows:

As of September 30, 2017	Pass	Special Mention	Substandard	Doubtful	Total
Mortgage loans on real estate:
Residential	$128,108	$2,414	$3,438	$-	$133,960
Commercial real estate	162,245	5,592	2,170	-	170,007
Construction and land development	64,826	917	177	-	65,920
Total mortgage loans on real estate	355,179	8,923	5,785	-	369,887
Home equity lines of credit	34,708	175	204	-	35,087
Commercial loans	96,728	2,071	624	-	99,423
Consumer loans	22,157	118	283	-	22,558
Total Loans	$508,772	$11,287	$6,896	$-	$526,955

As of December 31, 2016	Pass	Special Mention	Substandard	Doubtful	Total
Mortgage loans on real estate:
Residential	$125,983	$6,272	$3,386	$-	$135,641
Commercial real estate	165,381	3,837	5,324	-	174,542
Construction and land development	63,151	605	451	242	64,449
Total mortgage loans on real estate	354,515	10,714	9,161	242	374,632
Home equity lines of credit	35,344	109	308	-	35,761
Commercial loans	87,684	2,357	649	114	90,804
Consumer loans	20,433	211	214	-	20,858
Total Loans	$497,976	$13,391	$10,332	$356	$522,055

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

Loans – River Financial Corporation does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. When a loan is identified as individually impaired, management measures impairment using one of three methods, including collateral value, market value of similar debt, and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. As of September 30, 2017 and December 31, 2016, impaired loans were evaluated based on the fair value of the collateral. Impaired loans for which an allowance is established based on the fair value of collateral, or loans that were charged down according to the fair value of collateral, require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price, River Financial Corporation records the impaired loan as nonrecurring Level 2. When the fair value is based on an appraised value, River Financial Corporation records the impaired loan as nonrecurring Level 3.

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

Assets and liabilities measured at fair value on a recurring basis - The only assets and liabilities measured at fair value on a recurring basis are our securities available-for-sale.  Information related to River’s assets and liabilities measured at fair value on a recurring basis at September 30, 2017 and December 31, 2016 is as follows:

	Fair Value Measurements At Reporting Date Using:
September 30, 2017	Fair Value	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Securities available-for-sale:
Residential mortgage -backed	$129,790	$-	$129,790	$-
U.S. government sponsored enterprises	15,880	-	15,880	-
State, county, and municipal	56,470	-	56,470	-
Corporate debt obligations	1,829	-	1,829	-
Totals	$203,969	$-	$203,969	$-

	Fair Value Measurements At Reporting Date Using:
December 31, 2016	Fair Value	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Securities available-for-sale:
Residential mortgage -backed	$108,675	$-	$108,675	$-
U.S. government sponsored enterprises	15,327	-	15,327	-
State, county, and municipal	57,586	-	57,586	-
Corporate debt obligations	1,773	-	1,773	-
Totals	$183,361	$-	$183,361	$-

Assets measured at fair value on a nonrecurring basis - River has assets that, under certain conditions, are subject to measurement at fair value on a non-recurring basis.  The following table presents the financial instruments carried on the statement of financial position by caption and by level in the fair value hierarchy, for which a non-recurring change in fair value has been recorded as of September 30, 2017 and December 31, 2016:

	Fair Value Measurements At Reporting Date Using:
September 30, 2017	Fair Value	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$4,501	$-	$-	$4,501
Foreclosed assets	1,485	-	-	1,485
Totals	$5,986	$-	$-	$5,986

December 31, 2016	Fair Value	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$6,256	$-	$-	$6,256
Foreclosed assets	1,151	-	-	1,151
Totals	$7,407	$-	$-	$7,407

River has estimated the fair values of these assets using Level 3 inputs, specifically the appraised value of the collateral. Impaired loan balances represent those collateral dependent impaired loans where management has estimated the credit loss by comparing the loan’s carrying value against the expected realizable fair value of the impaired loan for the amount of the credit loss.

The estimated fair values, and related carrying or notional amounts, of River’s financial instruments as of September 30, 2017 and December 31, 2016 are as follows:

		Estimated Fair Value
September 30, 2017	Carrying Amount	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$17,920	$17,920	$-	$-
Certificates of deposit in banks	5,214	-	5,214	-
Securities available-for-sale	203,969	-	203,969	-
Loans held-for-sale	4,278	-	4,278	-
Restricted equity securities	1,472	-	-	1,472
Loans receivable	518,285	-	515,265	4,501
Bank owned life insurance	15,067	-	15,067	-
Accrued interest receivable	2,322	-	2,322	-
Financial liabilities:
Deposits	682,673	-	681,673	-
Accrued interest payable	119	-	119	-
Securities sold under agreements to repurchase	12,608	-	12,608	-
Federal Home Loan Bank advances	15,000	-	14,996	-
Note payable	5,625	-	5,625	-

		Estimated Fair Value
December 31, 2016	Carrying Amount	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$42,499	$42,499	$-	$-
Certificates of deposit in banks	5,463	-	5,463	-
Securities available-for-sale	183,361	-	183,361	-
Loans held-for-sale	7,734	-	7,734	-
Restricted equity securities	751	-	-	751
Loans receivable	512,434	-	506,178	6,256
Bank owned life insurance	15,161	-	15,161	-
Accrued interest receivable	2,376	-	2,376	-
Financial liabilities:
Deposits	704,913	-	688,591	-
Accrued interest payable	130	-	130	-
Securities sold under agreements to repurchase	13,034	-	13,034	-
Note payable	6,428	-	6,428	-

The estimated fair values of the standby letters of credit and loan commitments on which the committed interest rate is less than the current market rate are insignificant at September 30, 2017 and December 31, 2016.

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

Note 9 – Defined Contribution Plan

The Company provides a 401(k) employee stock ownership plan (KSOP), which covers substantially all of the Company’s employees who are eligible, as to age and length of service. A participant may elect to make contributions up to $18,000 of the participant’s annual compensation in 2017 and 2016. The Company makes contributions up to 3% of each participant’s annual compensation and the Company matches 50% of the next 2% contributed by the employee. Contributions to the plan by Company were approximately $239 thousand and $215 thousand for the nine months ended September 30, 2017 and 2016, respectively.  Outstanding shares of the Company’s common stock allocated to participants at September 30, 2017 and December 31, 2016 totaled 43,477 and 38,933, respectively, and there were no unallocated shares. These shares are treated as outstanding for purposes of calculating earnings per share and dividends on these shares are included in the Consolidated Statements of Stockholders’ Equity.

The Company’s KSOP includes a put option for shares of the Company’s common stock distributed from the KSOP. Shares are distributed from the KSOP primarily to separated vested participants and certain eligible participants who elect to diversify their account balances. Since the Company’s common stock is not currently traded on an established securities market, if the owners of distributed shares desire to sell their shares, the Company is required to purchase the shares at fair value during two put option periods following the distribution of the shares from the KSOP. The first put option period is within sixty days following the distribution of the shares from the KSOP.  The second put option period begins on the first day of the fifth month of the plan year for a sixty day period. The fair value of distributed shares subject to the put option totaled $0 as of September 30, 2017 and December 31, 2016. The cost of the KSOP shares totaled $734 thousand and $623 thousand as of September 30, 2017 and December 31, 2016, respectively. Due to the Company’s obligation under the put option, the distributed shares and KSOP shares are classified as temporary equity in the mezzanine section of the consolidated statements of financial condition and totaled $734 thousand and $623 thousand as of September 30, 2017 and December 31, 2016, respectively. The fair value of the KSOP shares totaled $989 thousand and $672 thousand as of September 30, 2017 and December 31, 2016, respectively.

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

Our Business

River is a bank holding company headquartered in Prattville, Alabama. We engage in the business of banking through our wholly-owned banking subsidiary, River Bank & Trust, which we may refer to as the “Bank,” or “River Bank.” Through the Bank, we provide a broad array of financial services to businesses, business owners, professionals, and consumers. As of September 30, 2017, we operated ten full-service banking offices in Alabama in the cities of Montgomery, Prattville, Millbrook, Wetumpka, Auburn, Opelika, Gadsden and Alexander City.

Overview of Third Quarter 2017 Results

Net income was $2,563 in the quarter ended September 30, 2017, compared with $2,216 in the quarter ended September 30, 2016. Several significant measures from the 2017 third quarter include:

•	Net interest margin (taxable equivalent) of 4.17%, compared with 4.29% for the third quarter of 2016.
•	Net interest income increase of $283 for the quarter ended September 30, 2017, representing a 3.93% rate of increase over the quarter ended September 30, 2016.
•	Annualized return on average assets for the quarter ended September 30, 2017 of 1.28% compared with 1.17% for the quarter ended September 30, 2016.
•	Annualized return on average equity for the quarter ended September 30, 2017 of 11.61% compared with 10.72 % for the quarter ended September 30, 2016.
•	Loan increase of $5,339 during the quarter, representing a 1.37% annualized growth rate.
•	Deposit decrease of $5,593 during the quarter, representing a -1.08% annualized growth rate.
•	Stockholders’ equity growth of $2,086 during the quarter representing a 3.20% annualized growth rate.
•	Book value per share of $17.59 at September 30, 2017, compared with $16.23 per share at December 31, 2016.
•	Tangible book value per share of $15.28 at September 30, 2017, compared with $13.83 at December 31, 2016.

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

Comparison of the Results of Operations for the three and nine months ended September 30, 2017 and 2016

The following is a narrative discussion and analysis of significant changes in our results of operations for the three and nine months ended September 30, 2017 compared to the three and nine months ended September 30, 2016.

Net Income

During the three months ended September 30, 2017, our net income was $2,563, compared to $2,216 for the three months ended September 30, 2016, an increase of $347, or 15.66%.

The primary reason for the increase in net income for the third quarter of 2017 as compared to the third quarter of 2016 was an increase in net interest income and an increase in noninterest income. During the three months ended September 30, 2017, net interest income was $7,482 compared to $7,199 for the three months ended September 30, 2016, an increase of $283, or 3.93%. This increase is a result of higher levels of loan volume and other earning assets from organic growth. Total noninterest income for the third quarter of 2017 was $2,169 compared to $1,339 for the quarter ended September 30, 2016. This increase was primarily the result of an increase of $660 in bank owned life insurance income as a result of death benefits received during the quarter.  The increase in total noninterest income for the quarter was also the result of an increase of $79 and $113 in revenue from mortgage operations and service charges and fees, respectively. These increases were offset by a decrease in investment brokerage revenue of $30.  Total noninterest expense in the third quarter of 2017 increased $455, or 8.93%, from the third quarter of 2016. This increase was due to an increase of $247 and $142 in salaries and employee benefits and foreclosed assets expense, respectively.  These increases were partially offset by decreases across several expense categories mainly related to expense savings resulting from the Keystone merger.

During the nine months ended September 30, 2017, our net income was $6,900, compared to $5,920 for the nine months ended September 30, 2016, an increase of $980, or 16.55%.

The primary reason for the increase in net income for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016 was an increase in net interest income and an increase in noninterest income. During this period in 2017, net interest income was $22,152 compared to $20,730 for the same period in 2016, an increase of $1,422, or 6.86%. This increase is a result of higher levels of loan volume and other earning assets from organic growth. Total noninterest income for the first nine months of 2017 was $4,848 compared to $3,584 in the first nine months of 2016. This increase was primarily the result of an increase of $653 in bank owned life insurance income as a result of death benefits received during the quarter.  The increase in total noninterest income for the first nine months of 2017 was also the result of an increase of $428 and $333 in revenue from mortgage operations and service charges and fees, respectively. These increases were offset by a decrease in investment brokerage revenue of $133.  Total noninterest expense in the first nine months of 2017 increased $679, or 4.50%, from the first nine months of 2016. This increase was due to an increase of $702 and $264 in salaries and employee benefits and advertising and business development, respectively.  These increases were partially offset by decreases across several expense categories mainly related to expense savings resulting from the Keystone merger, including a $242 savings in legal and other professional services.

Net Interest Income and Net Interest Margin Analysis

The largest component of our net income is net interest income – the difference between the income earned on interest earning assets and the interest paid on deposits and borrowed funds used to support assets. Net interest income divided by average interest earning assets represents RFC’s net interest margin. The major factors that affect net interest income and net interest margin are changes in volumes, the yield on interest earning assets and the cost of interest bearing liabilities. Our net interest margin can also be affected by economic conditions, the competitive environment, loan demand, and deposit flow. Management’s ability to respond to changes in these factors by using effective asset-liability management techniques is critical to maintaining the stability of the net interest margin and the primary source of earnings. This is discussed in greater detail under the heading “Interest Sensitivity and Market Risk”

Comparison of net interest income for the three months ended September 30, 2017 and 2016

The following table shows, for the three months ended September 30, 2017 and 2016, the average balances of each principal category of our earning assets and interest bearing liabilities and the average taxable equivalent yields on assets and average costs of liabilities. These yields and costs are calculated by dividing the income or expense by the average daily balance of the associated assets or liabilities.

	Three Months Ended September 30, 2017			Three Months Ended September 30, 2016
		Interest			Interest
	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Yield/Rate	Balance	Expense	Yield/Rate
Interest earning assets
Loans	$517,421	$7,099	5.44%	$497,869	$7,015	5.59%
Mortgage loans held for sale	3,325	24	2.86%	4,949	29	2.29%
Investment securities:
Taxable securities	152,662	756	1.96%	93,843	432	1.83%
Tax-exempt securities	52,618	408	3.08%	56,175	429	3.03%
Interest bearing balances in other banks	11,301	46	1.58%	28,128	49	0.69%
Federal funds sold	-	-	0.00%	10,104	15	0.57%
Total interest earning assets	$737,327	$8,333	4.48%	$691,068	$7,969	4.57%

Interest bearing liabilities
Interest bearing transaction accounts	$186,640	$111	0.24%	$180,757	$118	0.26%
Savings and money market accounts	187,827	168	0.36%	182,533	163	0.36%
Time deposits	137,951	308	0.90%	138,544	240	0.70%
Short-term debt	14,605	12	0.33%	9,178	4	0.16%
Federal Home Loan Bank advances	10,761	32	1.18%	2,000	5	0.93%
Note payable	5,890	64	4.30%	6,830	62	3.60%
Total interest bearing liabilities	$543,674	$695	0.51%	$519,842	$592	0.46%
Noninterest-bearing funding of earning assets	193,655	-	0.00%	171,226	-	0.00%
Total cost of funding earning assets	$737,329	$695	0.38%	$691,068	$592	0.34%
Net interest rate spread			3.97%			4.12%
Net interest income/margin (taxable equivalent)		$7,638	4.17%		$7,377	4.29%
Tax equivalent adjustment		(156)			(178)
Net interest income/margin		$7,482	4.08%		$7,199	4.19%

The following table reflects, for the three months ended September 30, 2017 and 2016, the changes in our net interest income due to variances in the volume of interest earning assets and interest bearing liabilities and variances in the associated rates earned or paid on these assets and liabilities.

	Three Months Ended September 30, 2017 vs.
	Three Months Ended September 30, 2016
		Variance
		due to
	Volume	Yield/Rate	Total
Interest earning assets
Loans	$274	$(190)	$84
Mortgage loans held for sale	(10)	5	(5)
Investment securities:
Taxable securities	273	51	324
Tax-exempt securities	(28)	7	(21)
Interest bearing balances in other banks	(29)	26	(3)
Federal funds sold	(15)	-	(15)
Total interest earning assets	$465	$(101)	$364

Interest bearing liabilities
Interest bearing transaction accounts	$3	$(10)	$(7)
Savings and money market accounts	6	(1)	5
Time deposits	-	68	68
Short-term debt	2	6	8
Federal Home Loan Bank advances	20	7	27
Note payable	(8)	10	2
Total interest bearing liabilities	$23	$80	$103

Net interest income
Net interest income (taxable equivalent)	$442	$(181)	$261
Taxable equivalent adjustment	22	-	22
Net interest income	$464	$(181)	$283

Total interest income for the three months ended September 30, 2017 was $8,177 and total interest expense was $695, resulting in net interest income of $7,482 for the period. For the same period of 2016, total interest income was $7,791 and total interest expense was $592, resulting in net interest income of $7,199 for the period. This represents a 3.93% increase in net interest income when comparing the same period from 2017 and 2016. When comparing the variances related to interest income for the three months ended September 30, 2017 and 2016, the increase was primarily attributed to increases in average volumes in loans and taxable securities. The volume related increase in interest income for the three months ended September 30, 2017 was offset by a decrease in the yield on loans.  When comparing variances related to interest expense for the three months ended September 30, 2017 and 2016, the increase resulted primarily from an increase in the effective rates paid on time deposit accounts.

Comparison of net interest income for the nine months ended September 30, 2017 and 2016

The following table shows, for the nine months ended September 30, 2017 and 2016, the average balances of each principal category of our earning assets and interest bearing liabilities and the average taxable equivalent yields on assets and average costs of liabilities. These yields and costs are calculated by dividing the income or expense by the average daily balance of the associated assets or liabilities.

	Nine Months Ended September 30, 2017			Nine Months Ended September 30, 2016
		Interest			Interest
	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Yield/Rate	Balance	Expense	Yield/Rate
Interest earning assets
Loans	$513,478	$20,883	5.45%	$490,008	$20,260	5.52%
Mortgage loans held for sale	4,221	57	1.81%	3,598	106	3.94%
Investment securities:
Taxable securities	148,697	2,226	2.01%	87,518	1,222	1.87%
Tax-exempt securities	53,543	1,238	3.10%	53,238	1,304	3.27%
Interest bearing balances in other banks	16,609	157	1.27%	22,025	147	0.89%
Federal funds sold	-	-	0.00%	7,061	29	0.55%
Total interest earning assets	$736,548	$24,561	4.47%	$663,448	$23,068	4.64%

Interest bearing liabilities
Interest bearing transaction accounts	$189,878	$340	0.24%	$175,709	$333	0.25%
Savings and money market accounts	190,387	510	0.36%	178,770	489	0.37%
Time deposits	138,458	803	0.78%	138,347	715	0.69%
Securities sold under repurchase agreements	14,505	34	0.31%	9,743	11	0.15%
Federal Home Loan Bank advances	6,978	57	1.10%	6,310	35	0.74%
Note payable	6,156	188	4.09%	7,232	190	3.51%
Total interest bearing liabilities	$546,362	$1,932	0.47%	$516,111	$1,773	0.46%
Noninterest-bearing funding of earning assets	190,186	-	0.00%	147,337	-	0.00%
Total cost of funding earning assets	$736,548	$1,932	0.35%	$663,448	$1,773	0.36%
Net interest rate spread			4.00%			4.18%
Net interest income/margin (taxable equivalent)		$22,629	4.12%		$21,295	4.29%
Tax equivalent adjustment		(477)			(565)
Net interest income/margin		$22,152	4.03%		$20,730	4.17%

The following table reflects, for the nine months ended September 30, 2017 and 2016, the changes in our net interest income due to variances in the volume of interest earning assets and interest bearing liabilities and variances in the associated rates earned or paid on these assets and liabilities.

	Nine Months Ended September 30, 2017 vs.
	Nine Months Ended September 30, 2016
		Variance
		due to
	Volume	Yield/Rate	Total
Interest earning assets
Loans	$929	$(306)	$623
Mortgage loans held for sale	19	(68)	(49)
Investment securities:
Taxable securities	858	146	1,004
Tax-exempt securities	7	(73)	(66)
Interest bearing balances in other banks	(36)	46	10
Federal funds sold	(29)	-	(29)
Total interest earning assets	$1,748	$(255)	$1,493

Interest bearing liabilities
Interest bearing transaction accounts	$25	$(18)	$7
Savings and money market accounts	44	(23)	21
Time deposits	(3)	91	88
Short-term debt	5	18	23
Federal Home Loan Bank advances	4	18	22
Note payable	(28)	26	(2)
Total interest bearing liabilities	$47	$112	$159

Net interest income
Net interest income (taxable equivalent)	$1,701	$(367)	$1,334
Taxable equivalent adjustment	(2)	90	88
Net interest income	$1,699	$(277)	$1,422

Total interest income for the nine months ended September 30, 2017 was $24,084 and total interest expense was $1,932, resulting in net interest income of $22,152 for the period. For the same period of 2016, total interest income was $22,503 and total interest expense was $1,773, resulting in net interest income of $20,730 for the period. This represents an 6.86% increase in net interest income when comparing the same period from 2017 and 2016. When comparing the variances related to interest income for the nine months ended September 30, 2017 and 2016, the increase was primarily attributed to increases in average volumes in loans and taxable securities. When comparing variances related to interest expense for the nine months ended September 30, 2017 and 2016, the increase resulted primarily from an increase in the effective rates paid on time deposit accounts.

Provision for Loan Losses

The provision for loan losses represents a charge to earnings necessary to establish an allowance for loan losses that, in management’s evaluation, is adequate to provide coverage for estimated losses on outstanding loans and to provide for uncertainties in the economy. As a result of evaluating the allowance for loan losses at September 30, 2017, management recorded a provision of $660 in the third quarter of 2017 compared to a provision of $215 in the third quarter of 2016. The increase in the provision was primarily related to an increase in the recorded allowance related to impaired loans as well as the increase in loans, excluding the loans acquired in the Keystone merger, from September 30, 2016 to September 30, 2017.

The allowance for loan losses is increased by a provision for loan losses, which is a charge to earnings, and it is decreased by loan charge-offs and increased by recoveries on loans previously charged off. In determining the adequacy of the allowance for loan losses, we consider our historical loan loss experience, the general economic environment, our overall portfolio composition and other relevant information. As these factors change, the level of loan loss provision changes.  When individual loans are evaluated for impairment and impairment is deemed necessary, a specific allowance is required for the impaired portion of the loan amount. Subsequent changes in the impairment amount will generally cause corresponding changes in the allowance related to the impaired loan and corresponding changes to the loan loss provision. As of September 30, 2017, the recorded allowance related to impaired loans was $1,345. As of September 30, 2016, the recorded allowance related to impaired loans was $1,189.

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

The following table sets forth the principal components of noninterest income for the periods indicated.

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2017	2016	2017	2016
Service charges and fees	$746	$633	$2,159	$1,826
Investment brokerage revenue	18	48	49	182
Mortgage operations	516	437	1,410	982
Bank owned life insurance income	769	109	976	323
Net gain on sale of investment securities	-	-	3	14
Other noninterest income	120	112	251	257
Total noninterest income	$2,169	$1,339	$4,848	$3,584

Noninterest income for the three months ended September 30, 2017 was $2,169 compared to $1,339 for the same period in 2016. The increase of $660 in bank owned life insurance income is a result of death benefits received during the quarter.  The increase of $113 in service charges and fees was primarily related to an increase in the number of deposit accounts and activity within the deposit accounts. The increase in mortgage operations revenue of $79 resulted from an increase in the volume of mortgage loans originated for sale in the quarter ended September 30, 2017 as compared to the third quarter of 2016. These increases were offset by a $30 decrease in investment brokerage revenue as a result of a decrease in investment brokerage activity.

Noninterest income for the nine months ended September 30, 2017 was $4,848 compared to $3,584 for the same period of 2016. This increase of $653 in bank owned life insurance income is a result of death benefits received during the quarter.  The increase of $333 in service charges and fees was primarily related to an increase in the number of deposit accounts and activity within the deposit accounts. The increase in mortgage operations revenue of $428 resulted from an increase in the volume of mortgage loans originated for sale in 2017 as compared to the same period in 2016. These increases were offset by a $133 decrease in investment brokerage revenue as a result of a decrease in investment brokerage activity.

Noninterest Expense

Noninterest expenses consist primarily of salaries and employee benefits, building occupancy and equipment expenses, advertising and promotion expenses, data processing expenses, legal and professional services expense and miscellaneous other operating expenses.

The following table sets forth the principal components of noninterest expense for the periods indicated.

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2017	2016	2017	2016
Salaries and employee benefits	$3,123	$2,876	$8,791	$8,089
Occupancy expenses	367	387	1,051	1,134
Equipment rentals, depreciation, and maintenance	233	111	630	580
Telephone and communications	63	-	202	-
Advertising and business development	179	70	538	274
Data processing	416	410	1,289	1,325
Foreclosed assets, net	66	(76)	137	23
Federal deposit insurance and other regulatory assessments	76	113	251	335
Legal and other professional services	122	196	382	624
Other operating expense	903	1,006	2,510	2,718
Total noninterest expense	$5,548	$5,093	$15,781	$15,102

Noninterest expense for the three months ended September 30, 2017 totaled $5,548 compared with $5,093 for the same period of 2016. The increase was primarily a result of increases in salaries and employee benefits expense and foreclosed assets expenses, but these increases were offset by continued expense reductions realized from the Keystone merger as systems and operations were consolidated. Salaries and employee benefits increased $247, or 8.59%, to $3,123 in the third quarter of 2017 from $2,876 in the third quarter of 2016. The number of full-time equivalent employees increased from approximately 128 at September 30, 2016 to approximately 142 at September 30, 2017 for an increase of approximately 10.94%. Equipment rentals, depreciation, and maintenance increased $122, or approximately 110%, in the third quarter of 2017 as compared to the third quarter of 2016 as a result of additional branches. Advertising and business development expenses increased 156% from $70 in the third quarter of 2016 to $179 in the third quarter of 2017.  Foreclosed asset expense increased $142, or approximately 187%, in the third quarter of 2017 compared to the third quarter of 2016 as a result of a decrease in gains on sale of foreclosed assets. Legal and other professional services expense decreased $74 in the third quarter of 2017 as compared to the third quarter of 2016 as legal fees associated with the Keystone merger recognized in the third quarter of 2016 were not recognized in the third quarter of 2017.

Noninterest expense for the nine months ended September 30, 2017 totaled $15,781 compared with $15,102 for the same period of 2016. The increase was primarily a result of increases in salaries and employee benefits expense and advertising and business development expenses, but these increases were offset by continued expense reductions realized from the Keystone merger as systems and operations were consolidated. Salaries and employee benefits increased $702, or 8.68%, to $8,791 in the first nine months of 2017 from $8,089 in the first nine months of 2016. Equipment rentals, depreciation, and maintenance increased $50, or approximately 8.62%, in the first nine months of 2017 as compared to the first nine months of 2016. Advertising and business development expenses increased 96.35% from $264 in the first nine months of 2016 to $538 in the first nine months of 2017.  Data processing expenses totaled $1,289 in the first nine months of 2017 compared to $1,325 in the first nine months of 2016 for a decrease of $36, or 2.72%, as a result of savings realized from the conversion to a new core processing system. Foreclosed asset expense increased $114, or 495.65%, in the first nine months of 2017 compared to the first nine months of 2016 as a result of a decrease in gains on sale of foreclosed assets. Legal and other professional services expense decreased $242 in the first nine months of 2017 as compared to the first nine months of 2016 as legal fees associated with the Keystone merger recognized in the first nine months of 2016 were not recognized in the first nine months of 2017.

Provision for Income Taxes

We recognized income tax expense of $880 for the three months ended September 30, 2017, compared to $1,014 for the three months ended September 30, 2016. The effective tax rate for the three months ended September 30, 2017 was 25.6% compared to 31.4% for the same period in 2016. The effective tax rate is affected by levels of items of income that are not subject to federal and/or state taxation and by levels of items of expense that are not deductible for federal and/or state income tax purposes.  The primary reason for the decrease in the effective tax rate is the $660 increase in bank owned life insurance income as a result of nontaxable death benefits received during the quarter.

We recognized income tax expense of $2,939 for the nine months ended September 30, 2017, compared to $2,630 for the nine months ended September 30, 2016. The increase of $309, or 11.75%, resulted from the increase in net income before taxes of $1,289 in the first nine months of 2017 as compared to the first nine months of 2016. The effective tax rate for the nine months ended September 30, 2017 was 29.9% compared to 30.8% for the same period in 2016. The effective tax rate is affected by levels of items of income that are not subject to federal and/or state taxation and by levels of items of expense that are not deductible for federal and/or state income tax purposes.  The primary reason for the decrease in the effective tax rate is the $653 increase in bank owned life insurance income as a result of nontaxable death benefits received during the current year.

Comparison of Financial Condition at September 30, 2017, and December 31, 2016

Overview

Our total assets decreased $1,247, or 0.15%, from December 31, 2016 to September 30, 2017. Loans, net of deferred fees and discounts, increased $6,848, or 1.33%, from December 31, 2016 to September 30, 2017. Securities available-for-sale increased by $20,608, or 11.24%, from December 31, 2016 to September 30, 2017. Cash and cash equivalents decreased $24,579, or 57.83% from December 31, 2016 to September 30, 2017 as funds were used to purchase investment securities and fund loan growth. Total deposits decreased $22,240, or 3.15%, from December 31, 2016 to September 30, 2017 mainly because seasonal deposits from December 31, 2016 were withdrawn. Federal Home Loan Bank advances increased from zero at December 31, 2016 to $15,000 at September 30, 2017.  Total stockholders’ equity increased $7,102, or 8.68%.

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

During the nine months ended September 30, 2017, we purchased investment securities totaling $52,587 and sold investment securities with proceeds received of $13,246 including net realized gains of $3.

The following tables summarize the amortized cost, gross unrealized gains, gross unrealized losses, and fair value of securities available-for-sale at September 30, 2017 and December 31, 2016.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2017:
Securities available-for-sale:
Residential mortgage-backed	$131,443	$142	$(1,795)	$129,790
U.S. govt. sponsored enterprises	15,923	68	(111)	15,880
State, county, and municipal	55,827	843	(200)	56,470
Corporate debt obligations	1,828	10	(9)	1,829
Totals	$205,021	$1,063	$(2,115)	$203,969

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2016:
Securities available-for-sale:
Residential mortgage-backed	$111,611	$63	$(2,999)	$108,675
U.S. govt. sponsored enterprises	15,506	44	(223)	15,327
State, county, and municipal	57,837	562	(813)	57,586
Corporate debt obligations	1,819	4	(50)	1,773
Totals	$186,773	$673	$(4,085)	$183,361

Loans

Loans are the largest category of interest earning assets and typically provide higher yields than other types of interest earning assets. Associated with the higher loan yields are the inherent credit and liquidity risks which management attempts to control and counterbalance. Total loans averaged $517,421 during the three months ended September 30, 2017, or 70.2% of average interest earning assets, as compared to $497,869, or 72% of average interest earning assets, for the three months ended September 30, 2016. At September 30, 2017, total loans, net of deferred loan fees and discounts, were $523,289, compared to $516,441 at December 31, 2016, an increase of $6,848, or 1.33%.

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

The following table provides a summary of the loan portfolio as of September 30, 2017, and December 31, 2016.

	September 30, 2017		December 31, 2016
	Amount	% of Total	Amount	% of Total
Residential real estate:
Closed-end 1-4 family - first lien	$112,014	21.6%	$113,807	22.2%
Closed-end 1-4 family - junior lien	4,494	0.9%	4,791	0.9%
Multi-family	17,452	3.4%	17,043	3.3%
Total residential real estate	133,960	25.9%	135,641	26.4%
Commercial real estate:
Nonfarm nonresidential	162,485	31.4%	161,198	31.5%
Farmland	7,522	1.5%	13,344	2.6%
Total commercial real estate	170,007	32.9%	174,542	34.1%
Construction and land development:
Residential	24,040	4.6%	27,228	5.3%
Other	41,880	8.1%	37,221	7.3%
Total construction and land development	65,920	12.7%	64,449	12.6%
Home equity lines of credit	35,087	6.8%	35,761	7.0%
Commercial loans:
Other commercial loans	89,736	17.3%	81,198	15.8%
Agricultural	1,543	0.3%	887	0.2%
State, county, and municipal loans	8,144	1.6%	8,719	1.7%
Total commercial loans	99,423	19.2%	90,804	17.7%
Consumer loans	22,558	4.4%	20,858	4.1%
Total gross loans	526,955	101.9%	522,055	101.9%
Allowance for loan losses	(5,004)	-1.0%	(4,007)	-0.8%
Net deferred loan fees and discounts	(3,666)	-0.9%	(5,614)	-1.1%
Net loans	$518,285	100.0%	$512,434	100.0%

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

Real estate loans are the largest component of our loan portfolio and include residential real estate loans, commercial real estate loans, construction and land development loans, and home equity lines of credit. At September 30, 2017, this category totaled $404,974, or 76.9% of total gross loans, compared to $410,393, or 78.6%, at December 31, 2016. Real estate loans decreased $5,419, or 1.32%, during the period December 31, 2016 to September 30, 2017. Commercial loans increased $8,619, or 9.49% during the same period. Our management team and lending officers have a great deal of experience and expertise in real estate lending and commercial lending.

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

The following table presents a summary of changes in the allowance for loan losses for the periods indicated.

	As of and for the		As of and for the
	Three Months Ended:		Nine Months Ended:
	September 30,	September 30,	September 30,	September 30,
	2017	2016	2017	2016
Allowance for loan losses at beginning of period	$4,401	$4,121	$4,007	$3,827
Charge-offs:
Mortgage loans on real estate:
Residential	-	-	-	-
Commercial real estate	21	15	136	15
Construction and land development	7	-	7	-
Total mortgage loans on real estate	28	15	143	15
Home equity lines of credit	-	-	100	10
Commercial	78	35	192	241
Consumer	9	27	94	36
Total	115	77	529	302

Recoveries:
Mortgage loans on real estate:
Residential	18	5	24	5
Commercial real estate	2	-	11	-
Construction and land development	4	3	10	10
Total mortgage loans on real estate	24	8	45	15
Home equity lines of credit	-	(4)	2	16
Commercial	33	14	85	52
Consumer	1	12	14	19
Total	58	30	146	102

Net Charge-offs (Recoveries)	57	47	383	200
Provision for loan losses	660	215	1,380	662
Allowance for loan losses at end of period	$5,004	$4,289	$5,004	$4,289

Total loans outstanding, net of deferred loan fees	523,289	499,813	523,289	499,813
Average loans outstanding, net of deferred loan fees	517,421	497,869	513,478	490,008
Allowance for loan losses to period end loans	0.96%	0.86%	0.96%	0.86%
Net charge-offs (recoveries) to average loans (annualized)	0.04%	0.04%	0.10%	0.06%

Allocation of the Allowance for Loan Losses

While no portion of the allowance for loans losses is in any way restricted to any individual loan or group of loans and the entire allowance is available to absorb losses from any and all loans, the following table represents management’s allocation of the allowance for loan losses to specific loan categories as of the dates indicated.

	September 30, 2017		December 31, 2016
		Percent of		Percent of
	Amount	Total	Amount	Total
Mortgage loans on real estate:
Residential	$1,084	21.7%	$563	14.1%
Commercial real estate	1,723	34.4%	1,506	37.6%
Construction and land development	572	11.4%	723	18.0%
Total mortgage loans on real estate	3,379	67.5%	2,792	69.7%
Home equity lines of credit	312	6.2%	187	4.7%
Commercial	1,074	21.5%	829	20.6%
Consumer	239	4.8%	199	5.0%
Total	$5,004	100.0%	$4,007	100.0%

Nonperforming Assets

The following table presents our nonperforming assets as of the dates indicated:

	September 30,		December 31,
	2017	2016	2016
Nonaccrual loans	$2,449	$2,420	$4,386
Accruing loans past due 90 days or more	962	963	39
Total nonperforming loans	3,411	3,383	4,425
Foreclosed assets	1,485	1,184	1,151
Total nonperforming assets	$4,896	$4,567	$5,576

Allowance for loan losses to period end loans	0.96%	0.86%	0.78%
Allowance for loan losses to period end nonperforming loans	146.70%	126.78%	90.55%
Net charge-offs (recoveries) to average loans (annualized)	0.10%	0.06%	0.14%
Nonperforming assets to period end loans and foreclosed property	0.93%	0.91%	1.08%
Nonperforming loans to period end loans	0.65%	0.68%	0.86%
Nonperforming assets to total assets	0.61%	0.60%	0.69%
Period end loans	523,289	499,813	516,441
Period end total assets	809,170	766,602	810,417
Allowance for loan losses	5,004	4,289	4,007
Average loans for the period	517,421	497,869	495,687
Net charge-offs for the period	383	200	698
Period end loans plus foreclosed property	524,774	500,997	517,592

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

The following table details the composition of our deposit portfolio as of September 30, 2017, and December 31, 2016.

	September 30, 2017		December 31, 2016
		Percent of		Percent of
	Amount	Total	Amount	Total
Demand deposits, non-interest bearing	$165,897	24.3%	$185,270	26.3%
Demand deposits, interest bearing	191,518	28.1%	197,509	28.0%
Money market accounts	160,560	23.5%	160,677	22.8%
Savings deposits	27,977	4.1%	24,022	3.4%
Time certificates of $250 or more	36,154	5.3%	32,991	4.7%
Other time certificates	100,567	14.7%	104,444	14.8%
Totals	$682,673	100.0%	$704,913	100.0%

Total deposits were $682,673 at September 30, 2017, a decrease of $22,240 from December 31, 2016 with the decrease resulting mainly in the balances of demand deposits. Some of our demand deposit accounts are seasonal and typically have larger balances at year-end than at the end of other calendar quarters. The seasonality of these demand deposits is related to property tax collections and to agricultural production.

The following table presents the Bank’s time certificates of deposits by various maturities as of September 30, 2017.

	All Time Deposits	Time Deposits $100 or more	Time Deposits less than $100
Three months or less	$19,512	$11,513	$7,999
Greater than three months through six months	28,728	19,015	9,713
Greater than six months through one year	38,375	23,879	14,496
Greater than one year through three years	32,528	20,664	11,864
Greater than three years	17,578	13,176	4,402
Total	$136,721	$88,247	$48,474

Other Funding Sources

We supplement our deposit funding with wholesale funding when needed for balance sheet planning and management or when the terms are attractive and will not disrupt our offering rates in our markets. A source we have used for wholesale funding is the Federal Home Loan Bank of Atlanta (FHLB). The line of credit with the FHLB is secured by pledges of various loans in our loan portfolio. At September 30, 2017, the FHLB line of credit available was $85,342 and at December 31, 2016 it was $88,071. As of September 30, 2017 we have $15,000 of Federal Home Loan Bank Advances outstanding.  We also have lines of credit for federal funds borrowings with other banks that totaled $28,500 at September 30, 2017 and December 31, 2016. Furthermore, we have pledged certain loans to the Federal Reserve Bank (FRB) to secure a line of credit. At September 30, 2017, the FRB line of credit available was $65,898 and at December 31, 2016, the FRB line of credit available was $51,236. We have never drawn on the FRB line of credit and consider it a contingency line of credit to be used only for emergency liquidity management.

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

Cash and cash equivalents at September 30, 2017 and December 31, 2016, were $17,920 and $42,499, respectively. Based on recorded cash and cash equivalents, management believes River Financial Corporation’s liquidity resources were sufficient at September 30, 2017 to fund loans and meet other cash needs as necessary.

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

Financial instruments whose contract amount represents credit risk at September 30, 2017 and December 31, 2016 were as follows in (thousands):

	September 30, 2017	December 31, 2016
Commitments to extend credit	$133,940	$108,564
Stand-by and performance letters of credit	2,528	2,219
Total	$136,468	$110,783

Contractual Obligations

While our liquidity monitoring and management considers both present and future demands for and sources of liquidity, the following table of contractual commitments focuses only on future obligations as of September 30, 2017.

		Due after 1	Due after 3
	Due in 1	through	through	Due after
	year or less	3 years	5 years	5 years	Total
Federal Home Loan Bank advances	$15,000	$-	$-	$-	$15,000
Certificates of deposit of less than $100	32,208	11,864	4,402	-	48,474
Certificates of deposit of $100 or more	54,408	20,664	12,601	574	88,247
Securities sold under agreements to repurchase	12,608	-	-	-	12,608
Note payable	1,071	2,143	2,143	268	5,625
Operating leases	595	998	969	668	3,230
Total contractual obligations	$115,890	$35,669	$20,115	$1,510	$173,184

Capital Position and Dividends

At September 30, 2017 and December 31, 2016, total stockholders’ equity was $88,929 and $81,827, respectively. The increase of $7,102 resulted mainly from retained earnings and other comprehensive income for the nine months ended September 30, 2017. Retained earnings for the first nine months of 2017 increased $5,628 and other comprehensive income increased $1,489. The ratio of stockholders’ equity to total assets was 10.99% and 10.1% at September 30, 2017 and December 31, 2016, respectively.

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

Management believes, as of September 30, 2017, that the Bank meets all capital adequacy requirements to which it is subject. The following table presents the Bank’s capital amounts and ratios as of September 30, 2017 with the required minimum levels for capital adequacy purposes including the phase in of the capital conservation buffer under Basel III and minimum levels to be well capitalized (as defined) under the regulatory prompt corrective action regulations.

As of September 30, 2017:
					To Be Well Capitalized
			Required For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (To Risk-Weighted Assets)	$88,761	14.77%	$55,588	>= 9.250%	$60,095	>= 10.00%
Common Equity Tier 1 Capital (To Risk-weighted Assets)	83,757	13.94%	34,548	>= 5.750%	39,055	>= 6.50%
Tier 1 Capital (To Risk-Weighted Assets)	83,757	13.94%	43,561	>= 7.250%	48,067	>= 8.00%
Tier 1 Capital (To Average Assets)	83,757	10.55%	31,756	>= 4.000%	39,695	>= 5.00%

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

River Financial Corporation’s principal source of funds for dividend payments and debt service is dividends received from River Bank & Trust. There are statutory limitations on the payment of dividends by River Bank & Trust to River Financial Corporation. As of September 30, 2017, the maximum amount the Bank could dividend to River Financial Corporation without prior regulatory authority approval was approximately $11,243. In addition to dividend restrictions, federal statutes prohibit unsecured loans from banks to bank holding companies.

During the nine months ending September 30, 2017 there were 19,000 incentive stock options issued with a weighted average exercise price of $20.25 per share. During the same period, there were 19,550 incentive stock options exercised at a weighted average exercise price of $11.73 per share. A total of 266,875 incentive stock options were outstanding as of September 30, 2017 with a weighted average exercise price of $14.72 per share and a weighted average remaining life of 6.10 years.

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

The following table illustrates our interest rate sensitivity at September 30, 2017, assuming the relevant assets and liabilities are collected and paid, respectively, based upon historical experience rather than their stated maturities.

	0-1 Mos	1-3 Mos	3-12 Mos	1-2 Yrs	2-3 Yrs	>3 Yrs	Total
Interest earning assets
Loans	$124,660	$38,749	$107,722	$87,660	$64,121	$100,377	$523,289
Securities	3,171	10,535	26,903	35,009	23,280	105,071	203,969
Certificates of deposit in banks	-	-	1,493	251	973	2,497	5,214
Cash balances in banks	6,276	-	-	-	-	-	6,276
Total interest earning assets	$134,107	$49,284	$136,118	$122,920	$88,374	$207,945	$738,748

Interest bearing liabilities
Interest bearing transaction accounts	$78,734	$3,832	$17,000	$22,988	$22,988	$45,976	$191,518
Savings and money market accounts	106,122	3,370	15,444	20,218	20,218	23,165	188,537
Time deposits	5,962	14,001	66,654	23,468	9,060	17,576	136,721
Securities sold under agreements to repurchase	12,608	-	-	-	-	-	12,608
Note payable	-	268	804	1,072	1,072	2,409	5,625
Total interest bearing liabilities	$208,426	$31,471	$99,902	$67,746	$53,338	$89,126	$550,009

Interest sensitive gap
Period gap	$(74,319)	$17,813	$36,216	$55,174	$35,036	$118,819	$188,739
Cumulative gap	$(74,319)	$(56,506)	$(20,290)	$34,884	$69,920	$188,739
Cumulative gap - Rate Sensitive Assets/ Rate Sensitive Liabilities	-10.1%	-7.6%	-2.7%	4.7%	9.5%	25.5%

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

	Impact on net interest income
	As of	As of
	September 30, 2017	December 31, 2016
Change in prevailing rates:
+ 400 basis points	(1.46)%	(0.40)%
+ 300 basis points	(0.47)%	0.20%
+ 200 basis points	0.09%	0.48%
+ 100 basis points	0.50%	0.38%
+ 0 basis points	—	—
- 100 basis points	(4.47)%	(3.10)%
- 200 basis points	(9.82)%	(8.68)%
- 300 basis points	(11.37)%	(10.50)%
- 400 basis points	(12.30)%	(11.52)%

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

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the nine months ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Index to Exhibits

The following is an index of exhibits including items incorporated by reference:

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

RIVER FTNANCIAL CORPORATION

Date: November 9, 2017	By:	/s/ James M. Stubbs
James M. Stubbs
Chief Executive Officer (principal executive officer)

Date: November 9, 2017	By:	/s/ Kenneth H. Givens
Kenneth H. Givens
Chief Financial Officer