Form 10-K
period 2017-12-31
River Financial Corp
filed 2018-03-20
CIK 1641601

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

✓    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes  ☐   No  ☒

State the aggregate market value of the voting common equity held by non-affiliates of the registrant as of June 30, 2017: There is no public market for registrant’s common stock.  The registrant had total revenue of less than $50 million in 2017.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding at March 1, 2018
Common stock, par value $1.00 per share	5,119,818 shares

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

We operate one subsidiary bank, River Bank & Trust. Through the Bank, we provide a broad array of financial services to businesses, business owners, and professionals. We operate ten full-service banking offices, located in Montgomery, Prattville, Millbrook, Wetumpka, Auburn, Opelika, Alexander City and Gadsden, Alabama.

As of December 31, 2017, we had total assets of $823.3 million, total loans of $547.1 million, total deposits of $699.9 million, and total shareholders’ equity of $89.0 million.

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

Deposits

Our principal sources of funds are core deposits, including demand deposits, interest-bearing transaction accounts, money market accounts, savings deposits, and certificates of deposit. As of December 31, 2017, our deposit composition was as follows:

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

Lending

We offer a range of lending services, including real estate, consumer, and commercial loans, to individuals, small businesses, and other organizations located in or conducting a substantial portion of their business in our market areas. Our total loans, net of unearned income, at December 31, 2017, were approximately $547.1 million, or approximately 66.5% of total assets. The interest rates charged on loans vary with the degree of risk, maturity, and amount of the loan and are further subject to competitive pressures, money market rates, availability of funds, and government regulations.

As of December 31, 2017, our loan portfolio composition was classified as follows: (percent of gross loans)

Real Estate Loans. Loans secured by real estate are the primary component of our loan portfolio, constituting approximately $385.5 million, or 70.5%, of total loans, net of unearned income, at December 31, 2017. We originate consumer and commercial loans for the purpose of acquiring real estate that are secured by such real estate (CRE). We also often take real estate as an additional source of collateral to secure commercial and industrial (C&I) loans. Such loans are classified as real estate loans rather than commercial and industrial loans if the real estate collateral is considered significant as a secondary source of repayment for the loan. Loans are typically made on a recourse basis supported by financial statements and a review of the repayment ability of the borrower(s) and/or guarantor(s). Origination fees are charged for many loans secured by real estate.

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

Home Equity Lines of Credit: We originate home equity lines of credit secured by residential property. The loans are typically made on a variable rate basis with maturities up to 10 years. At December 31, 2017, home equity lines of credit constituted $35.8 million, or 6.5% of our loan portfolio.

Commercial and Industrial Loans. We make loans for commercial purposes in various lines of business. These loans are typically made on terms up to 7 years at fixed or variable rates. The loans are secured by various types of collateral, including accounts receivable, inventory, or, in the case of equipment loans, the financed equipment. We attempt to reduce our credit risk on commercial loans by underwriting the loan based on the borrower’s cash flow and its ability to service the debt from earnings, and by limiting the loan-to-value ratio. Historically, we have typically loaned up to 80% on loans secured by accounts receivable, up to 50% on loans secured by inventory (which are typically also secured by accounts receivable), and up to 100% on loans secured by equipment. We also make some unsecured commercial loans. Commercial and industrial loans constituted $105.8 million, or 19.3% of our loan portfolio, at December 31, 2017. Interest rates are negotiable based upon the borrower’s financial condition, credit history, management stability and collateral.

Consumer Loans. Consumer lending includes installment lending to individuals in our market areas and generally consists of loans to purchase automobiles and other consumer durable goods. Consumer loans constituted $23.2 million, or 4.2% of our loan portfolio, at December 31, 2017. Consumer loans are underwritten based on the borrower’s income, current debt level, past credit history and collateral. Consumer rates are both variable and fixed, with terms negotiable. Terms generally range from one to five years depending on the nature and condition of the collateral. Periodic amortization, generally monthly, is typically required.

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

Employees

As of December 31, 2017, we had approximately 142 full-time and 9 part-time employees. None of these employees are party to a collective bargaining agreement.

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

In addition to the assessment for deposit insurance, insured depository institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation to recapitalize a predecessor deposit insurance fund. This payment is established quarterly and, for each of the first three quarters in calendar year 2017, equaled .135 basis points on the assessment base which is equal to average total assets less average tangible equity capital.  The assessment equaled .115 basis points for the fourth quarter of 2017.

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

Under the Basel III Final Rule, as of the years ended December 31, 2017 and 2016 , the minimum ratio of total capital to risk-weighted assets (including the capital conservation buffer) was 9.250% and 8.625%, respectively. The minimum ratio of “Tier 1 Capital” (consisting generally of equity and qualifying preferred stock, less certain goodwill items and other intangible assets) to risk- weighted assets was 7.250% and 6.625% and the minimum ratio of “Common Equity Tier 1 Capital” (which generally consists of common stock and retained earnings) to risk-weighted assets including the capital conservation buffer was 5.750% and 5.125% for the years ended December 31, 2017 and 2016.  When the capital conservation buffer is fully phased in beginning January 1, 2019, the minimum ratios (including the 2.5% capital conservation buffer) will be (i) Common Equity Tier 1 ratio of 7% (ii)Tier 1 Risk-Based ratio of 8.5% and (iii) Total Risk-Based ratio of 10.5% The remainder of total capital, or “Tier 2 Capital,” may consist of (a) the allowance for loan losses of up to 1.25% of risk-weighted assets, (b) certain types of preferred stock not qualifying as Tier 1 Capital, (c) hybrid capital instruments, (d) perpetual debt, (e) mandatory convertible securities, and (f) certain subordinated debt and intermediate-term preferred stock up to 50% of Tier 1 Capital. Total Capital is the sum of Tier 1 Capital and Tier 2 Capital (which is included only to the extent of Tier 1 Capital), less reciprocal holdings of other banking organizations capital instruments, investments in unconsolidated subsidiaries, and any other deductions as determined by the appropriate regulator.

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

Our commercial banking operations are concentrated in Alabama. As of December 31, 2017, most of our total loans were to borrowers located in Alabama. As a result, our financial condition and results of operations and cash flows are affected by changes in the economic conditions of the state or the regions of which it is a part. Our success depends to a significant extent upon the business activity, population, income levels, deposits, and real estate activity in this market. Although our customers’ business and financial interests may extend well beyond this market area, adverse conditions that affect this market area could reduce our growth rate, affect the ability of our customers to repay their loans, affect the value of collateral underlying loans, impact our ability to attract deposits, and generally affect our financial conditions and results of operations. Because of our geographic concentration, we may be less able than other regional or national financial institutions to diversify our credit risks across multiple markets.

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

Income associated with interest-earning assets and costs associated with interest-bearing liabilities may not be affected uniformly by fluctuations in interest rates. The magnitude and duration of changes in interest rates are events over which we have no control, and such changes may have an adverse effect on our net interest income. Prepayment and early withdrawal levels, which are also impacted by changes in interest rates, can significantly affect our assets and liabilities. For example, an increase in interest rates could, among other things, reduce the demand for loans and decrease loan repayment rates. Such an increase could also adversely affect the ability of our floating-rate borrowers to meet their higher payment obligations, which could in turn lead to an increase in non-performing assets and net charge-offs. Conversely, a decrease in the general level of interest rates could affect us by, among other things, leading to greater competition for deposits and incentivizing borrowers to prepay or refinance their loans more quickly or frequently than they otherwise would. The primary tool that management uses to measure interest rate risk is a simulation model that evaluates the impact of varying levels of prevailing interest rates and the impact on net interest income and the economic value of equity. As of December 31, 2017, this simulation analysis indicated that if prevailing interest rates immediately decreased by 300 basis points, we would expect net interest income to decrease by approximately $3.8 million, or 12.8% over the next 12 months, and an increase in the economic value of equity of $3.2 million, or 2.8%. We believe that this is unlikely based on current interest rate levels. Conversely, if prevailing interest rates immediately increased by 300 basis points, we would expect net interest income to decrease by approximately $157 thousand, or 0.5%, over the next 12 months, and a decrease in the economic value of equity of $18.0 million, or 15.6%. However, fluctuations in interest rates affect different classes of income-earning assets differently, and there can be no assurance as to the actual effect on our results of operations should such an increase or decrease occur.

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

A significant portion of our loan portfolio is secured by either residential or commercial real estate. As of December 31, 2017, we had approximately $137.7 million in residential real estate loans and $181.2 million in commercial real estate loans outstanding, representing approximately 25.2% and 33.1%, respectively, of our total loans outstanding on that date.

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

Information security risks for financial institutions have generally increased in recent years, in part because of the proliferation of new technologies, the use of the internet and telecommunications technologies to conduct financial transactions, and the increased sophistication and activities of organized crime, hackers, terrorists, activists, and other external parties. We are under continuous threat of loss due to hacking and cyber-attacks, especially as we continue to expand customer capabilities to utilize internet and other remote channels to transact business. Our risk and exposure to these matters remains heightened because of the evolving nature and complexity of these threats from cybercriminals and hackers, our plans to continue to provide internet banking and mobile banking channels, and our plans to develop additional remote connectivity solutions to serve our customers. Therefore, the secure processing, transmission, and storage of information in connection with our online banking services are critical elements of our operations. However, our network could be vulnerable to unauthorized access, computer viruses and other malware, phishing schemes, or other security failures. In addition, our customers may use personal smartphones, tablet PCs, or other mobile devices that are beyond our control systems in order to access our products and services. Our technologies, systems and networks, and our customers’ devices, may become the target of cyber-attacks, electronic fraud, or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss, or destruction of our or our customers’ confidential, proprietary, and other information, or otherwise disrupt our or our customers’ or other third parties’ business operations. As cyber threats continue to evolve, we may be required to spend significant capital and other resources to protect against these threats or to alleviate or investigate problems caused by such threats. To the extent that our activities or the activities of our customers involve the processing, storage, or transmission of confidential customer information, any breaches or unauthorized access to such information could present significant regulatory costs and expose us to litigation and other possible liabilities. Any inability to prevent these types of security threats could also cause existing customers to lose confidence in our systems and could adversely affect our reputation and ability to generate deposits. While we have not experienced any material losses relating to cyber-attacks or other information security breaches to date, we may suffer such losses in the future. The occurrence of any cyber-attack or information security breach could result in potential liability to clients, reputational damage, damage to our competitive position, and the disruption of our operations, all of which could adversely affect our financial condition or results of operations, lead to increased compliance and insurance costs and reduce shareholder value.

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

At a special meeting of our stockholders held on December 1, 2015, our existing stockholders approved a proposal to amend our certificate of incorporation to increase the number of shares of our common stock that we may issue to 10,000,000. As of March 1, 2018, 5,119,818 shares of our common stock were issued and outstanding. Those shares outstanding do not include the potential issuance, as of March 1, 2018,  246,625 shares of our common stock subject to issuance upon exercise of outstanding stock options and warrants, or 177,500 additional shares of our common stock that were reserved for issuance under the River Financial Corporation Incentive Stock Compensation Plans. Future issuance of any new shares could cause further dilution in the value of our outstanding shares of common stock.

Our directors and executive officers beneficially own a significant portion of our common stock and have substantial influence over us.

Our directors and executive officers, as a group, beneficially owned approximately 11.5% of our outstanding common stock as of March 1, 2018 . As a result of this level of ownership, our directors and executive officers have the ability, by taking coordinated action, to exercise significant influence over our affairs and policies. The interests of our directors and executive officers may not be consistent with your interests as a stockholder. This influence may also have the effect of delaying or preventing changes of control or changes in management, or limiting the ability of our other stockholders to approve transactions that they may deem to be in the best interests of our Company.

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

The following table summarizes pertinent details of the Company’s main and banking offices as of December 31, 2017:

Office Address	Owned/Leased

2611 Legends Drive	Owned
Prattville, AL 36066

612 South Memorial Drive	Leased
Prattville, AL 36067

7075 Halcyon Park Drive	Leased
Montgomery, AL 36117

309 Maxwell Boulevard	Leased
Montgomery, AL 36104

10 Cambridge Drive	Owned
Wetumpka, AL 36092

3617 U.S. Highway 280	Owned
Alexander City, AL 35010

2394 East University Drive	Owned
Auburn, AL 36830

1804 Thomason Drive	Owned
Opelika, AL 36801

244 South 3rd Street	Owned
Gadsden, AL 35901 3111 Alabama Highway 14 Millbrook, AL 36054	Owned

We believe that our banking offices are in good condition and are suitable to our needs.

Item 3. Legal Proceedings.

As of March 1, 2018, we are not subject pending or threatened litigation in the ordinary course of our business.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for Our Common Stock

There is currently no established public trading market for shares of our common stock. We do not make a market in our securities, nor do we attempt to negotiate prices for trades of such securities. When made, sales are normally undertaken in privately negotiated transactions, sometimes at prices of which we are unaware. As of March 1, 2018, there were approximately 748 registered holders of our common stock.

The last known privately negotiated trade of our common stock of which management is aware occurred on February 9, 2018 at a price of $25.50 per share.  During the last year we are aware of privately negotiated trades of stock with prices ranging from $19.00 to $25.50 per share.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information about River Financial’s shares of common stock that may be issued upon exercise of options, warrants, and rights under all of our existing equity compensation plans as of .

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options and Rights	Weighted – Average Exercise Price of Outstanding Options and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column)
Equity compensation plans approved by Security Holders(1)	122,000	$13.65	-
Equity compensation plans approved by Security Holders(2)	122,500	$16.74	177,500
Equity compensation plans approved by Security Holders(3)	2,125	$8.40	-
Total	246,625
(1)	These shares reserved for issuance under the 2006 Equity Incentive Compensation Plan.
(2)	These shares reserved for issuance under the 2015 Equity Incentive Compensation Plan.
(3)	These shares reserved for issuance for the incentive stock options assumed from Keystone.

Recent Sales of Unregistered Securities

In 2017 and 2016, at year end the Company sold 12,967 and 19,008, shares for cash, respectively, to its employee stock ownership plan. The Company relied upon exemptions from registration under SEC Rule 701 and Rule 147.

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

The dividends paid per share on common stock for 2017 and 2016 were $0.25 cents per share and $0.16 cents per share respectively.

Item 6. Selected Financial Data.

SUMMARY CONSOLIDATED FINANCIAL DATA

	Years Ended December 31,
(Dollars in thousands, except per share information)	2017	2016
Summary of Operations:
Total interest income	$32,170	$30,309
Total interest expense	2,620	2,353
Net interest income	29,550	27,956
Provision for loan losses	1,740	878
Net interest income after provision for loan losses	27,810	27,078
Noninterest income	6,309	4,889
Noninterest expense	21,305	20,560
Income before income taxes	12,814	11,407
Income tax expense	4,519	3,504
Net income	8,295	7,903
Share and per common share data:
Basic net income per share	$1.63	$1.57
Diluted net income per share	$1.60	$1.55
Common equity per common share outstanding	$17.46	$16.10
Tangible common equity per common share outstanding	$15.18	$13.71
Dividends per common share	$0.25	$0.16
Actual common shares outstanding	5,098,068	5,080,857
Weighted average common shares outstanding	5,095,305	5,023,617
Diluted weighted average common shares outstanding	5,180,102	5,087,518
Balance Sheet Data:
Total assets	$823,292	$810,417
Securities	193,289	183,361
Loans, net of unearned income	547,121	516,441
Allowance for loan losses	4,881	4,007
Deposits	699,861	704,913
Securities sold under agreements to repurchase	13,865	13,034
Federal Home Loan Bank advances	10,000	-
Federal funds purchased	1,153	-
Note payable	5,357	6,428
Total stockholders’ equity	88,999	81,827
Average total assets	804,850	746,347
Average loans	517,822	495,687
Average interest earning assets	738,047	680,947
Average deposits	685,350	638,779
Average interest bearing deposits	516,892	495,299
Average interest bearing liabilities	545,852	518,399
Average total stockholders’ equity	87,367	81,064

SUMMARY CONSOLIDATED FINANCIAL DATA (continued)

	Years Ended December 31,
	2017	2016
Selected Financial Ratios:
(ratios are annualized where applicable)
Return on average assets	1.03%	1.06%
Return on average equity	9.49%	9.75%
Average equity to average total assets	10.86%	10.86%
Dividend payout (1)	15.33%	10.27%
Efficiency ratio (2)	59.41%	62.60%
Net interest margin (3)	4.00%	4.11%
Net interest spread (4)	3.97%	4.10%
Capital Ratios:
Tier 1 leverage ratio	10.43%	9.96%
Common equity tier 1 (CET1) risk-based capital	13.54%	13.01%
Tier 1 risk-based capital	13.54%	13.01%
Total risk-based capital	14.33%	13.68%
Asset Quality Ratios:
(ratios are annualized where applicable)
Net charge-offs to average loans	0.17%	0.14%
Allowance to period end loans	0.89%	0.78%
Allowance for loan losses to non-performing loans	162.32%	90.55%
Non-performing assets to total assets	0.55%	0.69%
Other Data:
Banking locations	10	10
Full-time equivalent employees	147	130

(1)	Dividend payout ratio is dividends divided by net income.
(2)	Efficiency ratio is noninterest expense divided by the sum of net interest income before the provision for loan losses plus noninterest income.
(3)	Net interest margin is net interest income divided by average interest earning assets.
(4)	Net interest spread is the difference between the weighted average yield on interest earning assets and the average effective rate paid on interest bearing liabilities.

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

Segments

While our chief decision makers monitor the revenue streams of the various banking products and services, operations are managed and financial performance is evaluated on a Company-wide basis. Accordingly, all of the Company’s banking operations are considered by management to be aggregated in one reportable operating segment. Because the overall banking operations comprise substantially all of the consolidated operations, no separate segment disclosures are presented in the accompanying consolidated financial statements.

Overview of 2017 Results

•

Our net income was $8.3 million in 2017, compared with $7.9 million in 2016. The largest contributing factors leading to the increase in the 2017 net income and other highlights include the following: Average interest earning assets in 2017 were $738.0 million compared to $680.9 million in 2016. The higher level of interest earning assets led to an increase in net interest income from $28.0 million in 2016 to $29.6 million in 2017.

•

Average loans outstanding in 2017 were $517.8 million, approximately 4.47% higher than $495.7 million in average loans outstanding in 2016. The higher average balance for total loans outstanding was the primary reason for the increase of $1.6 million in our net interest income.

•

The effective yield on our loan portfolio decreased from 5.47% in 2016 to 5.39% in 2017. The decrease in the yield was mainly attributable to competitive pricing pressures and loans renewing and repricing at lower market rates.

•	Average total investment securities in 2017 were $200.3 million compared to $152.8 million in 2016. The increase resulted from organic growth.
•	Average non-interest bearing deposits grew from $143.5 million in 2016 to $168.5 million in 2017. The increase resulted from organic growth.

•

Our higher net interest income was offset by higher operating expenses, which grew to $21.3 million in 2017 from $20.6 million in 2016. The increase in noninterest expense came from organic growth with most of the increase in salaries and employee benefits.

•

Our noninterest income increased from $4.9 million in 2016 to $6.3 million in 2017. The increase resulted from death benefits received in the current year as well as significant increases in service charges and fee income and income from mortgage operations.

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

Allowance for Loan Losses

We record estimated probable inherent credit losses in the loan portfolio as an allowance for loan losses. The methodologies and assumptions for determining the adequacy of the overall allowance for loan losses involve significant judgments to be made by management. Some of the more critical judgments supporting RFC’s allowance for loan losses include judgments about: creditworthiness of borrowers, estimated value of underlying collateral, assumptions about cash flow, determination of loss factors for estimated credit losses, and the impact of current events, conditions, and other factors impacting the level of inherent losses. Under different conditions or using different assumptions, the actual or estimated credit losses ultimately realized by RFC may be different than management’s estimates provided in our Consolidated Financial Statements included elsewhere in this Form 10-K. For a more complete discussion of the methodology employed to calculate the allowance for loan losses, see Note 1 to our Consolidated Financial Statements for the year ended December 31, 2017, which are included elsewhere in this document.

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

Comparison of Results of Operations for the years ended December 31, 2017 and 2016

The following is a narrative discussion and analysis of significant changes in our results of operations for the years ended December 31, 2017 and 2016.

Net Income

2017 vs. 2016

During the year ended December 31, 2017, our net income was $8.3 million, compared to $7.9 million for the year ended December 31, 2016, an increase of 4.96%. The primary reason for the increase in net income in 2017 compared to 2016 was an increase in net interest income from $28.0 million in 2016 to $29.6 million in 2017 for an increase of $1.6 million, or 5.70%. Our net interest margin saw a decrease from 4.11% in 2016 to 4.00% in 2017. The decrease in the margin resulted from a decrease in the yield on our loan portfolio from 5.47% in 2016 to 5.39% in 2017 and also because loans comprised a lower percentage of total interest earning assets at 70.2% in 2017 compared to 72.8% in 2016.

Noninterest income increased from $4.9 million in 2016 to $6.3 million in 2017, or 29.04%. The increase resulted from death benefits received in the current year as well as significant increases in service charges and fee income and income from mortgage operations.

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

The following table shows, for the years 2017 and 2016, the average balance of each principal category of our assets and liabilities and the average yields on assets and average costs of liabilities. Such yields and costs are calculated by dividing income or expense by the average daily balances of the associated assets or liabilities.

AVERAGE BALANCE SHEETS & NET INTEREST INCOME

	Year Ended December 31, 2017			Year Ended December 31, 2016
	Average Balance	Interest Income/ Expense	Average Yield/Rate	Average Balance	Interest Income/ Expense	Average Yield/Rate
Interest earning assets
Loans	$517,822	$27,930	5.39%	$495,687	$27,119	5.47%
Mortgage loans held for sale	4,036	86	2.13%	4,754	155	3.26%
Investment securities:
Taxable securities	146,370	2,938	2.01%	96,732	1,805	1.87%
Tax-exempt securities	53,951	1,712	3.17%	56,115	1,679	2.99%
Interest bearing balances in other banks	15,868	211	1.33%	21,985	196	0.89%
Federal funds sold	-	-	0.00%	5,674	30	0.53%
Total interest earning assets	$738,047	$32,877	4.45%	$680,947	$30,984	4.55%
Interest bearing liabilities
Interest bearing transaction accounts	$189,673	$452	0.24%	$176,776	$449	0.25%
Savings and money market accounts	189,438	667	0.35%	180,711	648	0.36%
Time deposits	137,781	1,110	0.81%	137,812	950	0.69%
Securities sold under agreement to repurchase	13,592	28	0.21%	10,378	16	0.15%
Federal Home Loan Bank advances	8,712	101	1.16%	5,713	40	0.70%
Federal funds purchased	721	13	1.80%	-	-	0.00%
Note payable	5,935	249	4.20%	7,009	250	3.57%
Total interest bearing liabilities	$545,852	$2,620	0.48%	$518,399	$2,353	0.45%
Noninterest-bearing funding of earning assets	192,195	—	0.00%	162,548	—	0.00%
Total cost of funding earning assets	$738,047	$2,620	0.35%	$680,947	$2,353	0.35%
Net interest rate spread			3.97%			4.10%
Net interest income/margin (taxable equivalent)		$30,257	4.10%		$28,631	4.20%
Tax equivalent adjustment		(707)			(675)
Net interest income/margin		$29,550	4.00%		$27,956	4.11%

Comparison of net interest income for the years ended December 31, 2017 and 2016

Net interest income increased $1.6 million, or 5.70%, to $29.6 million for the year ended December 31, 2017, compared to $28.0 million for 2016. The increase was due to an increase in interest income of $1.9 million, resulting from higher levels of loan volume.  The increase in interest income was primarily due to a 4.47% increase in average loans outstanding during 2017 compared to 2016. The resulting net interest margin for 2017 decreased to 4.00%, from 4.11% during 2016. During 2017, non-interest bearing deposits averaged $168.5 million, compared to $143.5 million during 2016, an increase of $25.0 million, or 17.41%.

Interest-earning assets averaged $738.0 million for 2017, compared to $680.9 million for 2016, an increase of $57.1 million, or 8.39%.  Average loans increased $22.1 million during 2017 to $517.8 million from $495.7 million in 2016. However, the mix of average earning assets in 2017 shifted slightly from loans to investment securities.  As a percentage of average total earning assets, average loans decreased from 72.8% in 2016 to 70.2% in 2017. The yield on average interest-earning assets decreased 10 basis points to 4.45% during 2017, compared to 4.55% for 2016. The yield on earning assets decreased primarily due to the decrease in the effective yield on loans during 2017. During 2017, loan yields decreased 8 basis points to 5.39%. The decrease in loan yields was primarily due competitive pricing pressures and loans repricing at lower market rates.

Interest-bearing liabilities averaged $545.9 million for 2017, compared to $518.4 million for 2016, an increase of $27.5 million. The increase in average volume occurred from organic growth. The average rate paid on interest-bearing liabilities was 0.48% for 2017, compared to 0.45% for 2016. During recent years, we have benefited from the historically low interest rates and repriced time deposits at maturity at the lower current market rates, and we have also lowered rates on other deposit accounts to lower market rates where possible. However, during the current year interest rates have increased slightly.  The increase in total interest expense from $2.4 million in 2016 to $2.6 million in 2017 was mainly attributable to the increase in average interest-bearing liabilities.

The following table reflects, for the years 2017 and 2016, the changes in our net interest income due to changes in the volume of earning assets and interest-bearing liabilities and the associated rates earned or paid on the assets and liabilities.

	Year Ended December 31, 2017 vs. Year Ended December 31, 2016
	Volume	Variance due to Yield/Rate	Total
Interest earning assets
Loans	$1,211	$(400)	$811
Mortgage loans held for sale	(23)	(46)	(69)
Investment securities:
Taxable securities	926	207	1,133
Tax-exempt securities	(65)	98	33
Interest bearing balances in other banks	(55)	70	15
Federal funds sold	(30)	-	(30)
Total interest earning assets	$1,964	$(71)	$1,893
Interest bearing liabilities
Interest bearing transaction accounts	$33	$(30)	$3
Savings and money market accounts	31	(12)	19
Time deposits	-	160	160
Securities sold under agreement to repurchase	5	7	12
Federal Home Loan Bank advances	21	40	61
Federal funds purchased	-	13	13
Note payable	(38)	37	(1)
Total interest bearing liabilities	$52	$215	$267
Net interest income
Net interest income (taxable equivalent)	$1,912	$(286)	$1,626
Taxable equivalent adjustment	17	(49)	(32)
Net interest income	$1,929	$(335)	$1,594

Provision for Loan Losses

During the year ended December 31, 2017, we recorded a provision for loan losses of $1.7 million compared to $878 thousand during the year ended December 31, 2016. The increase in the provision for loan losses resulted from growth in loan volume. Net loan charge-offs increased from $698 thousand in 2016 to $866 thousand in 2017. The allowance for loan losses is increased by a provision for loan losses, which is a charge to earnings, and is decreased by charge-offs and increased by loan recoveries. In determining the adequacy of our allowance for loan losses, we consider our historical loan loss experience, the general economic environment, the overall portfolio composition, and other information. As these factors change, the level of loan loss provision changes. When individual loans are evaluated for impairment, and impairment is deemed necessary, the impaired portion of the loan amount is generally charged off. As of December 31, 2017 and 2016, $908 thousand and $1.3 million of our allowance was related to impaired loans, respectively.

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

The following table sets forth the principal components of noninterest income for the periods indicated.

	For the Year Ended December 31,
	2017	2016
Service charges and fees	$2,949	$2,479
Investment brokerage revenue	58	221
Mortgage operations	1,895	1,419
Bank owned life insurance income	1,086	431
Net gain on sale of investment securities	5	24
Other noninterest income	316	315
Total noninterest income	$6,309	$4,889

Noninterest income for the years ended December 31, 2017 and 2016 was $6.3 million and $4.9 million, respectively. The primary reason for the increase in noninterest income was a $655 thousand increase in bank owned life insurance income resulting from death benefits received during the year.  Service charges and fees continued to be our largest source of noninterest income in 2017 with $2.9 million compared to $2.5 million in 2016. These service charges and fees are primarily generated by checking and savings accounts. Our mortgage operations produced noninterest income in 2017 of $1.9 million compared to $1.4 million in 2016.

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

The following table presents the primary components of noninterest expense for the periods indicated.

	For the Years Ended December 31,
	2017	2016
Salaries and employee benefits	$12,097	$11,161
Occupancy expenses	1,399	1,526
Equipment rentals, depreciation, and maintenance	841	805
Telephone and communications	261	207
Advertising and business development	625	324
Data processing	1,689	1,825
Foreclosed assets, net	163	77
Federal deposit insurance and other regulatory assessments	333	384
Legal and other professional services	505	691
Other operating expense	3,392	3,560
Total noninterest expense	$21,305	$20,560

Noninterest expense for the years ended December 31, 2017 and 2016 was $21.3 million and $20.6 million, respectively, an increase of $745 thousand, or 3.6%. The largest component of noninterest expense was salaries and employee benefits.  Salaries and benefits increased approximately $936 thousand mainly due to the addition of new employees.  The increase in advertising and business development expense resulted from an increase in our advertising efforts during 2017. The decrease in most of the remaining noninterest expense categories resulted primarily from cost savings realized from the Keystone merger.

Income Tax Provision

Income tax expense of $4.5 million and $3.5 million was recognized during the years ended December 31, 2017 and 2016, respectively. The increase in income tax expense during 2017 was due to an increase in pre-tax income. The effective tax rate for the year 2017 was 35.3% compared to 30.7% for the year 2016. The effective tax rates are affected by items of income and expense that are not subject to federal and state taxation. The increase in the effective tax rate in 2017 as compared to 2016 was primarily related to additional income tax expense that was recognized from the change in the federal income tax rate to revalue our net deferred tax assets to the new corporate rate.

Comparison of Balance Sheets at December 31, 2017 and 2016

Overview

Our total assets increased $12.9 million, or 1.6%, from $810.4 million at December 31, 2016, to $823.3 million at December 31, 2017.  Loans increased by $29.8 million during 2017 and investment securities increased $9.9 million in 2017.  Cash and cash equivalents decreased by $26.9 million during 2017.

Deposits at December 31, 2017 totaled $699.9 million, a decrease of $5.1 million as compared to December 31, 2016. Noninterest-bearing deposits decreased $99 thousand in 2017 and interest-bearing deposits decreased $5.0 million. Our deposits decreased during 2017 due to normal fluctuations in deposits as well as customers moving their deposits to higher yielding investments.

Loans

Loans are our largest category of earning assets and typically provide higher yields than other types of earning assets. Associated with the higher loan yields are the inherent credit and liquidity risks that we attempt to control and counterbalance. Total loans averaged $517.8 million during the year ended December 31, 2017, or 70.2% of average earning assets, as compared to $495.7 million or 72.8% of average earning assets, for the year ended December 31, 2016. At December 31, 2017, total loans, net of unearned income, were $547.1 million, compared to $516.4 million at December 31, 2016, an increase of $30.7 million, or 5.9%.

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

The table below provides a summary of the loan portfolio composition as of the periods indicated.

COMPOSITION OF LOAN PORTFOLIO

	December 31, 2017		December 31, 2016
	Amount	% of Total	Amount	% of Total
Residential real estate:
Closed-end 1-4 family - first lien	$115,776	21.4%	$113,807	22.2%
Closed-end 1-4 family - junior lien	4,969	0.9%	4,791	0.9%
Multi-family	16,977	3.1%	17,043	3.3%
Total residential real estate	137,722	25.4%	135,641	26.5%
Commercial real estate:
Nonfarm nonresidential	173,443	32.0%	161,198	31.5%
Farmland	7,782	1.4%	13,344	2.6%
Total commercial real estate	181,225	33.4%	174,542	34.1%
Construction and land development:
Residential	25,830	4.8%	27,228	5.3%
Other	40,734	7.5%	37,221	7.3%
Total construction and land development	66,564	12.3%	64,449	12.6%
Home equity lines of credit	35,833	6.6%	35,761	7.0%
Commercial loans:
Other commercial loans	95,896	17.7%	81,198	15.8%
Agricultural	1,581	0.3%	887	0.2%
State, county, and municipal loans	8,332	1.5%	8,719	1.7%
Total commercial loans	105,809	19.5%	90,804	17.7%
Consumer loans	23,231	4.3%	20,858	4.1%
Total gross loans	550,384	101.5%	522,055	101.9%
Allowance for loan losses	(4,881)	-0.9%	(4,007)	-0.8%
Net deferred loan fees and discounts	(3,263)	-0.6%	(5,614)	-1.1%
Net loans	$542,240	100.0%	$512,434	100.0%

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

The principal component of our loan portfolio is real estate mortgage loans on residential and commercial properties. At December 31, 2017, this category totaled $354.8 million and represented 65.4% of the total loan portfolio, compared to $345.9 million, or 67.5% of the total loan portfolio at year-end 2016. Residential real estate loans increased in 2017 $2.1 million, or 1.5%, and commercial real estate loans increased $6.7 million, or 3.8%. Home equity lines of credit increased $72 thousand, or 0.2%.

Real estate construction loans totaled $66.6 million at December 31, 2017, an increase $2.1 million, or 3.3%, over $64.4 million at December 31, 2016. This loan type accounted for 12.3% and 12.6% of our total loan portfolio at December 31, 2017 and December 2016, respectively.

Commercial and industrial loans totaled $105.8 million at December 31, 2017, compared to $90.8 million at December 31, 2016, an increase of $15.0 million, or 16.5% during 2017. We expect this growth trend with respect to commercial and industrial loans to continue as economic conditions improve.

The repayment of loans is a source of additional liquidity for us. The following table sets forth our loans maturing within specific intervals at December 31, 2017.

LOAN MATURITY AND SENSITIVITY TO CHANGES IN INTEREST RATES

		Over one
	One year	year through	Over five
	or less	five years	years	Total
Residential real estate:
Closed-end 1-4 family - first lien	$18,543	$74,500	$22,733	$115,776
Closed-end 1-4 family - junior lien	1,367	2,045	1,557	4,969
Multi-family	1,034	9,198	6,745	16,977
Total residential real estate	20,944	85,743	31,035	137,722
Commercial real estate:
Nonfarm nonresidential	23,433	116,126	33,884	173,443
Farmland	3,086	3,959	737	7,782
Total commercial real estate	26,519	120,085	34,621	181,225
Construction and land development:
Residential	25,228	559	43	25,830
Other	11,288	25,527	3,919	40,734
Total construction and land development	36,516	26,086	3,962	66,564
Home equity lines of credit	1,604	7,029	27,200	35,833
Commercial loans:
Other commercial loans	49,394	38,871	7,631	95,896
Agricultural	924	378	279	1,581
State, county, and municipal loans	-	5,216	3,116	8,332
Total commercial loans	50,318	44,465	11,026	105,809
Consumer loans	5,454	12,128	5,649	23,231
Total gross loans	$141,355	$295,536	$113,493	$550,384

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

The following tables summarize the amortized cost and fair value of securities available-for-sale at December 31, 2017 and 2016.

INVESTMENT SECURITIES

	December 31, 2017		December 31, 2016
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Securities available for sale:
Residential mortgage-backed	$125,768	$122,972	$111,611	$108,675
U.S. govt. sponsored enterprises	13,176	12,999	15,506	15,327
State, county, and municipal	55,339	55,501	57,837	57,586
Corporate debt obligations	1,831	1,817	1,819	1,773
Totals	$196,114	$193,289	$186,773	$183,361

The following table shows the scheduled maturity and average yields of our securities at December 31, 2017.

INVESTMENT SECURITIES MATURITY DISTRIBUTION AND YIELDS

			After one year but		After five years but
	Within one year		within five years		within ten years		After ten years		Other securities
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U.S. govt. sponsored enterprises	$550	1.30%	$6,094	1.92%	$2,657	2.43%	$3,698	2.15%	$-	---%
State, county, and municipal	5,513	1.15%	12,560	1.55%	8,232	1.97%	29,196	2.68%	-	---%
Corporate debt obligations	-	---%	462	2.91%	1,000	2.67%	355	5.94%	-	---%
Residential mortgage-backed	-	---%	-	---%	-	---%	-	---%	122,972	1.95%
Totals	$6,063	1.16%	$19,116	1.70%	$11,889	2.13%	$33,249	2.66%	$122,972	---%

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

The following table presents a summary of changes in the allowance for loan losses for the periods and dates indicated.

ALLOWANCE FOR LOAN LOSSES

	Year Ended:
	December 31,	December 31,
Amounts in thousands, (except percentages)	2017	2016
Allowance for loan losses at beginning of period	$4,007	$3,827
Charge-offs:
Mortgage loans on real estate:
Residential	32	14
Commercial real estate	308	15
Construction and land development	24	—
Equity lines of credit	100	141
Total mortgage loans on real estate	464	170
Commercial	466	487
Consumer	109	187
Total charge-offs	1,039	844
Recoveries:
Mortgage loans on real estate:
Residential	24	5
Commercial real estate	16	-
Construction and land development	11	26
Equity lines of credit	4	17
Total mortgage loans on real estate	55	48
Commercial	104	40
Consumer	14	58
Total recoveries	173	146
Net Charge-offs	866	698
Provision for loan losses	1,740	878
Allowance for loan losses at end of period	$4,881	$4,007
Total loans outstanding, net of deferred loan fees and discounts	$547,121	$516,441
Average loans outstanding, net of deferred loan fees	$517,822	$495,687
Allowance for loan losses to period end loans	0.89%	0.78%
Net charge-offs to average loans (annualized)	0.17%	0.14%

In accordance with ASC Topic 805, Business Combinations, the loans acquired in 2015 from Keystone Bank were recorded at fair value and any discount to fair value was recorded against the loans rather than as an allowance for loan losses. No portion of the discount was deemed related to credit quality. The total discount was recorded as an accretable discount and is accreted into interest income over the life of the loans using the level yield method. At December 31, 2017, Keystone’s acquired loan portfolio totaled $75.0 million and had a related accretable discount of $2.5 million. During 2017, discount accretion of $2.3 million was recognized in interest income on loans. At December 31, 2016, Keystone’s acquired loan portfolio totaled $111.8 million and had a related accretable discount of $4.8 million. During 2016, discount accretion of $2.4 million was recognized in interest income on loans.

Overall, asset quality indicators have continued to improve, and, as a result, provision expense has been minimal for the Bank’s loan portfolio. During the years ended December 31, 2017 and 2016, we recorded provision expense of $1.7 million and $878 thousand, respectively.

Allocation of Our Allowance for Loan Losses

While no portion of our allowance for loan losses is in any way restricted to any individual loan or group of loans and the entire allowance is available to absorb losses from any and all loans, the following table represents management’s allocation of our allowance for loan losses to specific loan categories for the periods indicated.

ALLOCATION OF ALLOWANCE FOR LOAN LOSSES

	As of December 31,
	2017		2016
	Amount	Percent of Allowance in each Category to Total Allowance	Amount	Percent of Allowance in each Category to Total Allowance
Residential real estate	$1,167	23.9%	$602	15.0%
Commercial real estate	1,604	32.9%	1,456	36.3%
Construction and land development	606	12.4%	731	18.2%
Home equity lines of credit	333	6.8%	190	4.7%
Commercial	954	19.5%	829	20.7%
Consumer	217	4.5%	199	5.1%
Total	$4,881	100.0%	$4,007	100.0%

Nonperforming Assets

The following table presents our nonperforming assets for the dates indicated.

NONPERFORMING ASSETS

	December 31,
	2017	2016
Nonaccrual loans	$2,586	$4,386
Accruing loans past due 90 days or more	421	39
Total nonperforming loans	3,007	4,425
Foreclosed assets	1,546	1,151
Total nonperforming assets	$4,553	$5,576
Allowance for loan losses to period end loans	0.89%	0.78%
Allowance for loan losses to period end nonperforming loans	162.32%	90.55%
Net charge-offs to average loans (annualized)	0.17%	0.14%
Nonperforming assets to period end loans and foreclosed property	0.83%	1.08%
Nonperforming loans to period end loans	0.55%	0.86%
Nonperforming assets to total assets	0.55%	0.69%
Period end loans	547,121	516,441
Period end total assets	823,292	810,417
Allowance for loan losses	4,881	4,007
Average loans for the period	517,822	495,687
Net charge-offs for the period	866	698
Period end loans plus foreclosed property	548,667	517,592

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

Total nonperforming assets decreased $1.0 million to $4.6 million at December 31, 2017, from $5.6 million at December 31, 2016. Total nonperforming assets as a percentage of total assets decreased 0.14% from 0.69% at December 31, 2016 to 0.55% at December 31, 2017. Improving asset quality has been and will continue to be a primary focus of management.

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

The following table details the composition of our deposit portfolio as of the dates indicated.

COMPOSITION OF DEPOSITS

	December 31, 2017		December 31, 2016
		Percent of		Percent of
	Amount	Total	Amount	Total
Demand deposits, noninterest-bearing	$185,171	26.5%	$185,270	26.3%
Demand deposits, interest-bearing	195,792	28.0%	197,509	28.0%
Money market accounts	153,732	22.0%	160,677	22.8%
Savings deposits	29,441	4.2%	24,022	3.4%
Time certificates of $250 or more	37,045	5.3%	32,991	4.7%
Other time certificates	98,680	14.0%	104,444	14.8%
Totals	$699,861	100.0%	$704,913	100.0%

Total deposits were $699.9 million at December 31, 2017, a decrease of $5 million, or 0.7%, from $704.9 at December 31, 2016. Noninterest-bearing demand deposits and interest-bearing demand deposits decreased a combined total of $1.8 million, or 0.5% from December 31, 2016 to December 31, 2017. These two categories of deposits are our least expensive source of funding for interest-earning assets.

The following table details the maturities of our time deposits which consist entirely of certificates of deposit.

MATURITIES OF CERTIFICATES OF DEPOSIT

		CDs	CDs
		$100	Less Than
	All CDs	or more	$100
Three months or less	$28,631	$18,041	$10,590
Greater than three months through six months	21,950	12,691	9,259
Greater than six months through one year	32,052	19,566	12,486
Greater than one year through three years	33,195	22,174	11,021
Greater than three years	19,897	15,444	4,453
Total	$135,725	$87,916	$47,809

Deposit growth has benefited to a large extent from uncertainty in the financial markets, which has increased the liquidity of many banks as consumers and businesses look for safe places for liquidity, thereby increasing bank deposits.

Other Funding Sources

We supplement our deposit funding with wholesale funding when needed for balance sheet planning or when the terms are attractive and will not disrupt our offering rates in our markets. A source that we have used for wholesale funding is the Federal Home Loan Bank of Atlanta (“FHLB”). At December 31, 2017 the Bank had $10 million of borrowings outstanding with FHLB. We did not have any borrowings outstanding with FHLB at December 31, 2016.

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

Cash and cash equivalents at December 31, 2017 and 2016 were $15.6 million and $42.5 million, respectively. Based on the recorded cash and cash equivalents, our liquidity resources were sufficient at December 31, 2017 to fund loans and meet other cash needs as necessary.

Contractual Obligations

While our liquidity monitoring and management considers both present and future demands for and sources of liquidity, the following table of contractual commitments focuses only on future obligations.

		Due after 1	Due after 3
	Due in 1	through	through	Due after
	year or less	3 years	5 years	5 years	Total
Federal Home Loan Bank advances	$10,000	$-	$-	$-	$10,000
Federal funds purchased	1,153	-	-	-	1,153
Certificates of deposit of less than $100	32,335	11,021	4,453	-	47,809
Certificates of deposit of $100 or more	50,298	22,174	15,444	-	87,916
Securities sold under agreements to repurchase	13,865	-	-	-	13,865
Operating leases	528	1,041	1,026	1,495	4,090
Total contractual obligations	$108,179	$34,236	$20,923	$1,495	$164,833

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

Our off-balance sheet arrangements are summarized in the following table for the periods indicated.

CREDIT EXTENSION COMMITMENTS

	December 31, 2017	December 31, 2016
Commitments to extend credit	$142,878	$108,564
Stand-by and performance letters of credit	2,268	2,219
Total	$145,146	$110,783

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

The following table illustrates our interest rate sensitivity at December 31, 2017, assuming that the relevant assets and liabilities are collected and paid, respectively, based upon historical experience rather than their stated maturities.

INTEREST SENSITIVITY ANALYSIS

	0-1 Mos	1-3 Mos	3-12 Mos	1-2 Yrs	2-3 Yrs	>3 Yrs	Total
Interest earning assets
Loans	$126,209	$32,797	$114,964	$93,397	$69,641	$110,113	$547,121
Securities	2,979	9,320	24,931	28,812	24,363	102,884	193,289
Certificates of deposit in banks	248	999	499	469	987	2,012	5,214
Cash balances in banks	889	-	-	-	-	-	889
Total interest earning assets	$130,325	$43,116	$140,394	$122,678	$94,991	$215,009	$746,513
Interest bearing liabilities
Interest bearing transaction accounts	$82,807	$3,825	$17,231	$22,982	$22,982	$45,965	$195,792
Savings and money market accounts	102,712	3,295	14,803	19,728	19,728	22,907	183,173
Time deposits	10,421	18,210	54,002	25,103	8,092	19,897	135,725
Securities sold under agreements to repurchase	13,865	-	-	-	-	-	13,865
Federal Home Loan Bank Advances	5,000	5,000	-	-	-	-	10,000
Federal funds purchased	1,153	-	-	-	-	-	1,153
Note payable	-	268	804	1,071	1,071	2,143	5,357
Total interest bearing liabilities	$215,958	$30,598	$86,840	$68,884	$51,873	$90,912	$545,065
Interest sensitive gap
Period gap	$(85,633)	$12,518	$53,554	$53,794	$43,118	$124,097	$201,448
Cumulative gap	$(85,633)	$(73,115)	$(19,561)	$34,233	$77,351	$201,448
Cumulative gap - Rate Sensitive Assets/ Rate
Sensitive Liabilities	(11.5)%	(9.8)%	(2.6)%	4.6%	10.4%	27.0%

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

MARKET RISK

	Impact on net interest income
	As of December 31, 2017	As of December 31, 2016
Change in prevailing rates:
+ 400 basis points	(1.37)%	(0.40)%
+ 300 basis points	(0.53)%	0.20%
+ 200 basis points	(0.02)%	0.48%
+ 100 basis points	0.30%	0.38%
+ 0 basis points	-	-
- 100 basis points	(4.51)%	(3.10)%
- 200 basis points	(10.54)%	(8.68)%
- 300 basis points	(12.82)%	(10.50)%
- 400 basis points	(13.80)%	(11.52)%

Capital Resources

Total stockholders’ equity at December 31, 2017 was $89.0 million, or 10.8% of total assets. At December 31, 2016, total stockholders’ equity was $81.8 million, or 10.1% of total assets. The increase in shareholders’ equity for 2017 was mainly attributable to net income of $8.3 million.

The bank regulatory agencies have established risk-based capital requirements for banks. These guidelines are intended to provide an additional measure of a bank’s capital adequacy by assigning weighted levels of risk to asset categories. Banks are also required to systematically maintain capital against “off-balance sheet” activities such as loans sold with recourse, loan commitments, guarantees, and standby letters of credit. These guidelines are intended to strengthen the quality of capital by increasing the emphasis on common equity and restricting the amount of loan loss reserves and other forms of equity, such as preferred stock, that may be included in capital. Certain items, such as goodwill and other intangible assets, are deducted from total capital in arriving at the various regulatory capital measures such as Tier 1 capital and total risk based capital. Our objective is to maintain the Bank’s current status as a “well-capitalized institution,” as that term is defined by the Bank’s regulators. As of December 31, 2017, RB&T was “well-capitalized” under the regulatory framework for prompt corrective action.

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

The following table presents the Bank’s capital amounts and ratios with the required minimum levels for capital adequacy purposes including the phase in of the capital conservation buffer under Basel III and minimum levels to be well capitalized (as defined) under the regulatory prompt corrective action regulations.  The following table contains selected capital ratios at December 31, 2017 and 2016 for the Bank.

CAPITAL ADEQUACY ANALYSIS

As of December 31, 2017:	Actual		Required For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (To Risk-Weighted Assets)	$89,604	14.325%	$57,859	>= 9.250%	$62,551	>= 10.000%
Common Equity Tier 1 Capital (To Risk- weighted Assets)	84,724	13.545%	35,967	>= 5.750%	40,658	>= 6.500%
Tier 1 Capital (To Risk-Weighted Assets)	84,724	13.545%	45,349	>= 7.250%	50,040	>= 8.000%
Tier 1 Capital (To Average Assets)	84,724	10.429%	32,497	>= 4.000%	40,621	>= 5.000%

As of December 31, 2016:	Actual		Required For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (To Risk-Weighted Assets)	$81,719	13.680%	$51,522	>= 8.625%	$59,736	>= 10.00%
Common Equity Tier 1 Capital (To Risk- weighted Assets)	77,712	13.010%	30,613	>= 5.125%	38,826	>= 6.50%
Tier 1 Capital (To Risk-Weighted Assets)	77,712	13.010%	39,573	>= 6.625%	47,786	>= 8.00%
Tier 1 Capital (To Average Assets)	77,712	9.960%	31,210	>= 4.000%	39,012	>= 5.00%

The Bank’s Total Capital ratio and Tier 1 Capital (To Risk-weighted Assets) ratio increased from year-end 2016 to year-end 2017 and the ratios remain well above the levels for the Bank to be deemed well-capitalized.

Banking regulations limit the amount of dividends that a bank may pay without approval of the regulatory authorities. These restrictions are based on the bank’s level of regulatory classified assets, prior years’ net earnings and ratio of equity capital to assets. As of December 31, 2017, the maximum amount of dividend the Bank could declare payable to the Company was approximately $14.0 million.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.  However, see Item 8 “Interest Sensitivity and Market Risk”

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

River Financial Corporation and Subsidiary

Prattville, Alabama

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial condition of River Financial Corporation and Subsidiary (the Company) as of December 31, 2017 and 2016, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2017, and the related notes (collectively referred to as the financial statements).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures included  examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements.  Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements.  We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company’s auditor since 2016.

Birmingham, Alabama

March 20, 2018

RIVER FINANCIAL CORPORATION

Consolidated Statements of Financial Condition

(in thousands except share data)

Assets	December 31, 2017	December 31, 2016
Cash and due from banks	$14,669	$17,329
Interest-bearing deposits in banks	889	25,170
Cash and cash equivalents	15,558	42,499
Certificates of deposit in banks	5,214	5,463
Securities available-for-sale	193,289	183,361
Loans held for sale	3,858	7,734
Loans, net of unearned income	547,121	516,441
Less allowance for loan losses	(4,881)	(4,007)
Net loans	542,240	512,434
Premises and equipment, net	21,809	21,472
Accrued interest receivable	2,499	2,376
Bank owned life insurance	19,991	15,161
Foreclosed assets	1,546	1,151
Deferred income taxes	1,977	3,352
Core deposit intangible	1,560	2,119
Goodwill	10,050	10,050
Other assets	3,701	3,245
Total assets	$823,292	$810,417
Liabilities and Stockholders' Equity
Noninterest-bearing deposits	$185,171	$185,270
Interest-bearing deposits	514,690	519,643
Total deposits	699,861	704,913
Securities sold under agreements to repurchase	13,865	13,034
Federal Home Loan Bank advances	10,000	-
Federal funds purchased	1,153	-
Note payable	5,357	6,428
Accrued interest payable and other liabilities	3,107	3,592
Total liabilities	733,343	727,967
Common stock related to 401(k) Employee Stock Ownership Plan	950	623
Stockholders' Equity
Common stock ($1 par value; 10,000,000 shares authorized; 5,113,951 and 5,090,901 shares issued; 5,098,068 and 5,080,857 shares outstanding, respectively)	5,114	5,091
Additional paid in capital	64,935	64,656
Retained earnings	22,388	15,032
Accumulated other comprehensive loss	(2,116)	(2,153)
Treasury stock at cost (15,883 and 10,044 shares, respectively)	(372)	(176)
Common stock related to 401(k) Employee Stock Ownership Plan	(950)	(623)
Total stockholders' equity	88,999	81,827
Total equity	89,949	82,450
Total liabilities and stockholders' equity	$823,292	$810,417

The accompanying notes are an integral part of these financial statements.

RIVER FINANCIAL CORPORATION

Consolidated Statements of Income

(in thousands except per share data)

	For the Years Ended
	December 31,
	2017	2016
Interest income:
Loans, including fees	$27,891	$27,169
Taxable securities	2,938	1,805
Nontaxable securities	1,130	1,109
Federal funds sold	-	30
Other interest income	211	196
Total interest income	32,170	30,309
Interest expense:
Deposits	2,229	2,047
Securities sold under agreements to repurchase	28	16
Federal Home Loan Bank advances	101	40
Federal funds purchased	13	-
Note payable	249	250
Total interest expense	2,620	2,353
Net interest income	29,550	27,956
Provision for loan losses	1,740	878
Net interest income after provision for loan losses	27,810	27,078
Noninterest income:
Service charges and fees	2,949	2,479
Investment brokerage revenue	58	221
Mortgage operations	1,895	1,419
Bank owned life insurance income	1,086	431
Net gain on sale of investment securities	5	24
Other noninterest income	316	315
Total noninterest income	6,309	4,889
Noninterest expense:
Salaries and employee benefits	12,097	11,161
Occupancy expenses	1,399	1,526
Equipment rentals, depreciation, and maintenance	841	805
Telephone and communications	261	207
Advertising and business development	625	324
Data processing	1,689	1,825
Foreclosed assets, net	163	77
Federal deposit insurance and other regulatory assessments	333	384
Legal and other professional services	505	691
Other operating expense	3,392	3,560
Total noninterest expense	21,305	20,560
Income before income taxes	12,814	11,407
Provision for income taxes	4,519	3,504
Net income	$8,295	$7,903
Basic net earnings per common share	$1.63	$1.57
Diluted net earnings per common share	$1.60	$1.55

The accompanying notes are an integral part of these financial statements.

RIVER FINANCIAL CORPORATION

Consolidated Statements of Comprehensive Income

(in thousands)

	For the Years Ended
	December 31,
	2017	2016
Net income	$8,295	$7,903
Other comprehensive income (loss), net of tax:
Investment securities available-for-sale:
Net unrealized gains (losses)	592	(4,293)
Reclassification adjustments for net gains realized in net income	(5)	(24)
Income tax effect	(217)	1,593
Other comprehensive income (loss)	370	(2,724)
Comprehensive income	$8,665	$5,179

The accompanying notes are an integral part of these financial statements.

RIVER FINANCIAL CORPORATION

Consolidated Statements of Changes in Stockholders' Equity

(in thousands except share and per share data)

	Common Stock	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Common Stock Related to ESOP	Total Stockholders' Equity
Balance at December 31, 2015	$4,876	$62,493	$7,941	$571	$(957)	$(310)	$74,614
Net income	-	-	7,903	-	-	-	7,903
Other comprehensive loss	-	-	-	(2,724)	-	-	(2,724)
Adjustment to Keystone merger fair values	-	640	-	-	-	-	640
Exercise of stock options and warrants (273,294 shares)	207	1,342	-	-	957	-	2,506
Issuance of common stock (8,013 shares)	8	123	-	-	-	-	131
Purchase of treasury shares (21,039 shares)	-	-	-	-	(363)	-	(363)
Sale of treasury shares (10,995 shares)	-	1	-	-	187	-	188
Dividends declared ($0.16 per share)	-	-	(812)	-	-	-	(812)
Stock compensation expense	-	57	-	-	-	-	57
Change for KSOP related shares	-	-	-	-	-	(313)	(313)
Balance at December 31, 2016	5,091	64,656	15,032	(2,153)	(176)	(623)	81,827
Net income	-	-	8,295	-	-	-	8,295
Other comprehensive income	-	-	-	370	-	-	370
Exercise of stock options and warrants (25,096 shares)	19	136	-	-	108	-	263
Issuance of common stock (4,204 shares)	4	81	-	-	-	-	85
Purchase of treasury shares (25,056 shares)	-	-	-	-	(579)	-	(579)
Sale of treasury shares (12,967 shares)	-	6	-	-	275	-	281
Remeasurement of deferred income taxes reclassified to retained earnings		-	333	(333)	-	-	-
Dividends declared ($0.25 per share)	-	-	(1,272)	-	-	-	(1,272)
Stock compensation expense	-	56	-	-	-	-	56
Change for KSOP related shares	-	-	-	-	-	(327)	(327)
Balance at December 31, 2017	$5,114	$64,935	$22,388	$(2,116)	$(372)	$(950)	$88,999

The accompanying notes are an integral part of these financial statements.

RIVER FINANCIAL CORPORATION

Consolidated Statements of Cash Flows

(in thousands)

	For the Years Ended December 31,
	2017	2016
Cash Flows From (Used For) Operating Activities:
Net Income	$8,295	$7,903
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,740	878
Provision for losses on foreclosed assets	145	180
Amortization of securities available-for-sale	2,325	1,798
Accretion of securities available-for-sale	(32)	(32)
Accretion of acquired loans	(2,334)	(2,353)
Realized net gain on securities available-for-sale	(5)	(24)
Amortization of deferred loan fees	(1,054)	(987)
Amortization of core deposit intangible	559	644
Stock compensation expense	56	57
Bank owned life insurance income	(1,086)	(431)
Depreciation and amortization of premises and equipment	946	849
Gain on sale of foreclosed assets	(72)	(133)
Deferred income tax expense	1,159	686
(Increase) decrease in operating assets and (Decrease) increase in operating liabilities:
Loans held-for-sale	3,876	(4,963)
Accrued interest receivable	(123)	(142)
Other assets	52	134
Accrued interest payable and other liabilities	(487)	(1,180)
Net cash from operating activities	13,960	2,884
Cash Flows From (Used For) Investing Activities:
Maturity of certificate of deposit	498	607
Purchase of certificate of deposit	(249)	-
Activity in securities available-for-sale:
Sales	13,251	24,297
Maturities, payments, calls	28,225	19,427
Purchases	(53,105)	(88,423)
Loan principal originations, net	(30,816)	(34,788)
Proceeds from sale of foreclosed assets	2,190	1,055
Payment to Keystone shareholders	-	(7,274)
Purchases of premises and equipment	(1,285)	(1,768)
Sale (purchases) of restricted equity securities, net	(509)	519
Proceeds from bank owned life insurance	1,260	-
Purchase of bank owned life insurance	(5,000)	-
Net cash used for investing activities	(45,540)	(86,348)
Cash Flows From (Used For) Financing Activities:
Net increase (decrease) in deposits	(5,052)	94,515
Net increase in securities sold under agreements to repurchase	831	2,868
Proceeds from Federal Home Loan Bank advances	50,000	-
Repayment of Federal Home Loan Bank advances	(40,000)	(10,500)
Proceeds from issuance of note payable	-	7,500
Repayment of note payable	(1,071)	(1,072)
Federal funds purchased	1,153	-
Proceeds from issuance of common stock	85	131
Proceeds from exercise of common stock options and warrants	263	2,506
Purchase of treasury stock	(579)	(363)
Sale of treasury stock	281	188
Cash dividends	(1,272)	(812)
Net cash from financing activities	4,639	94,961
Net Change In Cash And Cash Equivalents	(26,941)	11,497
Cash and Cash Equivalents At Beginning Of Period	42,499	31,002
Cash and Cash Equivalents At End Of Period	$15,558	$42,499

Supplemental Disclosures Of Cash Flows Information:
Cash Payments For:
Interest paid to depositors	$2,243	$2,048
Interest paid on borrowings	$372	$309
Income taxes	$3,830	$2,049
Non-cash investing and financing activities:
Transfer of loans to foreclosed assets	$2,658	$304

The accompanying notes are an integral part of these financial statements.

RIVER FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

(1) Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of River Financial Corporation (the “Company”) and its wholly-owned banking subsidiary, River Bank and Trust (“RB&T”, the “Bank”). All material intercompany accounts and transactions have been eliminated in consolidation.  The Bank provides a full range of commercial and consumer banking services in Alabama, including metropolitan Montgomery, Lee County, Autauga County, Elmore County, Tallapoosa County, and Etowah County in Alabama. RB&T is primarily regulated by the Federal Deposit Insurance Corporation (“FDIC”) and the Alabama Banking Department. The Bank undergoes periodic examinations by these regulatory agencies. The Company is regulated by the Federal Reserve Bank (“FRB”) and is also subject to periodic examinations.

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

Cash and Cash Equivalents

Cash equivalents include amounts due from banks, interest-bearing deposits with the Federal Reserve Bank of Atlanta (“FRB”), Federal Home Loan Bank (“FHLB”), correspondent banks, and federal funds sold. Generally, federal funds are sold for one-day periods. The Company is required to maintain average reserve balances with the FRB or in cash. At December 31, 2017 and 2016, the Company’s reserve requirements were approximately $2.43 million and $2.39 million, respectively.

Investment Securities

The Company classifies its securities in one of three categories: trading, available-for-sale, or held-to-maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held-to-maturity securities are those securities that the Company has the ability and intent to hold until maturity. All securities not included in trading or held-to- maturity are classified as available-for-sale. At December 31, 2017 and 2016, all securities are classified as available-for-sale.

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

Loans and Allowance for Loan Losses

Loans are stated at the principal amount outstanding, net of the allowance for loan losses and unearned fees. Interest on loans is recognized as income based upon the applicable rate applied to the daily outstanding principal balance  using the simple interest method.  The past due or delinquency status of a loan is determined based on contractual payment terms.

Nonrefundable loan fees and costs incurred for loans are generally deferred and recognized in income over the life of the loans.

A loan is considered impaired when, based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreement will not be collected. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, at the loan’s observable market price, or at the fair value of the collateral of the loan if the loan is collateral dependent. Accrual of interest is discontinued on a loan when management believes, after considering economic and business conditions and collection efforts that the borrower’s financial condition is such that collection of interest is doubtful. When a loan is placed on nonaccrual status, previously accrued and uncollected interest is charged to interest income on loans. Generally, payments on nonaccrual loans are applied to principal. When a borrower has demonstrated the capacity to service the debt for a reasonable period of time, management may elect to resume the accrual of interest on the loan.

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

Management assesses the adequacy of its allowance for loan losses at the end of each calendar quarter.  Management’s judgment in determining the adequacy of the allowance is based on evaluations of the collectibility of loans. These evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, current economic conditions that may affect the borrower’s ability to pay, overall portfolio quality, and review of specific problem loans.

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

Concentrations of Credit Risk

The Company originates primarily commercial, commercial real estate, residential real estate, and consumer loans to customers in its primary market areas in Alabama listed above.  The ability of the majority of the Company’s customers to honor their contractual loan obligations is dependent on the economy in these areas.  Seventy-seven percent of the Company’s loan portfolio is secured by real estate, of which the majority is secured by real estate in the Company’s market areas.  The Company, according to regulatory restrictions, may not generally extend credit to any single borrower or group of related borrowers on a secured basis in excess of 20% of capital, as defined, or $17,796, or on an unsecured basis in excess of 10% of capital, as defined, or $8,898.  However, the Company has established internal policies that may further limit the extension of credit to any single borrower or group of related borrowers depending on their credit worthiness.

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

Mortgage Loans Held-for-Sale

Mortgage loans held-for-sale are carried at the lower of aggregate cost or estimated market value. Gains and losses on loans held-for-sale are included in the determination of income for the period in which the sales occur. At December 31, 2017 and 2016, the cost of loans held-for-sale approximates the market value.

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

Income Taxes

Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.  Any interest and penalties incurred in connection with income taxes are recorded as a component of other operating expenses in the consolidated financial statements.

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

Accumulated Other Comprehensive Income

At December 31, 2017 and 2016, accumulated other comprehensive income (loss) consisted of net unrealized gains (losses) on investment securities available-for-sale.

Net Earnings per Common Share

Basic earnings per common share are computed by dividing net income by the weighted-average number of shares of common stock outstanding during the year. Diluted earnings per common share are computed by dividing net income by the effect of the issuance of potential common shares that are dilutive and by the sum of the weighted-average number of shares of common stock outstanding. Anti-dilutive potential common shares are excluded from the diluted earnings per share computation. At December 31, 2017 and 2016, there were no antidilutive potential common shares.

The reconciliation of the components of basic and diluted earnings per share is as follows (amounts in thousands, except per share amounts):

	For the Year Ended December 31,
	2017	2016
Net income available to common shareholders	$8,295	$7,903
Weighted average common shares outstanding	5,095,305	5,023,617
Dilutive effect of stock options	84,797	60,659
Dilutive effect of stock warrants	-	3,242
Diluted common shares	5,180,102	5,087,518
Basic earnings per common share	$1.63	$1.57
Diluted earnings per common share	$1.60	$1.55

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

Reclassifications

Certain 2016 amounts have been reclassified to conform to the presentation used in 2017. These reclassifications had no material effect on the operations, financial condition or cash flows of the Company.

The Company’s 401(k) employee stock ownership plan (KSOP) includes a "put option" for shares of the Company’s common stock distributed from the KSOP. Shares are distributed from the KSOP primarily to separate vested participants and certain eligible participants who elect to diversify their account balances. Since the Company’s common stock is not currently traded on an established securities market, if the owners of distributed shares desire to sell their shares, the Company is required to purchase the shares at fair value during two put option periods following the distribution of the shares from the KSOP. The first put option period is within sixty days following the distribution of the shares from the KSOP.  The second put option period begins on the first day of the fifth month of the plan year for a sixty day period.  The distributed shares subject to the put option and the shares held by the KSOP (KSOP shares) were previously recorded in permanent equity. Due to the Company’s obligation under the put option, the distributed shares and KSOP shares should be classified as temporary equity in the mezzanine section of the consolidated statements of financial condition. This change in classification resulted in the December 31, 2016 permanent equity decreasing $623 thousand and temporary equity increasing by $623 thousand from amounts previously reported. This change in classification resulted in the December 31, 2015 permanent equity decreasing $310 thousand and temporary equity increasing by $310 thousand from amounts previously reported.  Based on an analysis of quantitative and qualitative factors, this change in classification was deemed immaterial for all periods previously reported.

Advertising

Advertising costs are expensed as incurred.

Recently Issued Accounting Pronouncements

In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers—Deferral of the Effective Date. ASU 2015-14 defers the effective date of ASU 2014-09, Revenue from Contracts with Customers, which supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, by one year. ASU 2014-09 is based on the principle that revenue is recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. Under ASU 2015-14, ASU 2014-09 is now effective for annual periods beginning after December 15, 2017 and interim periods within those years. The Company’s revenue is significantly weighted towards net interest income on financial assets and liabilities, which is explicitly excluded from the scope of the new standard, and noninterest income has not been as significant. The Company is continuing to assess its revenue streams and reviewing its contracts with customers that are potentially affected by the new guidance including fees on deposits, gains and losses on the sale of other real estate owned, credit and debit card interchange fees, and credit card revenue, to determine the potential impact the new guidance is expected to have on the Company’s consolidated financial statements. However, the Company’s revenue recognition pattern for these revenue streams is not expected to change materially from current practice. Consequently, the Company does not expect the adoption of this ASU to have a material impact on its financial statements.

In January 2016, the FASB issued ASU 2016-01 Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.  This will enhance the reporting model for financial instruments to provide users of financial statements with more decision-useful information.  The ASU addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments.  Some of the amendments include the following:  1) Require equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; 2)Simplify the impairment assessment of equity investment’s without readily determinable fair values by requiring a qualitative assessment to identify impairment; 3) Require public business entities to use exit price notion when measuring fair value of financial instruments for disclosure purposes; 4) Require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting in a change in the fair value of a liability resulting in a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value; among others.  For public business entities, the amendments of this ASU are effective fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  The Company does not expect the impact of this ASU to have a material effect on its consolidated financial statements.

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

In January 2017, FASB issued ASU 2017-04, “Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.”  ASU 2017-04 simplifies the manner in which an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test.  Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit's goodwill with the carrying amount of that goodwill.  In computing the implied fair value of goodwill under Step 2, an entity, prior to the amendments in ASU 2017-04, had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities, including unrecognized assets and liabilities, in accordance with the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination.  However, under the amendments in ASU 2017-04, an entity should (1) perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount, and (2) recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value, with the understanding that the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit.  Additionally, ASU 2017-04 removes the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails such qualitative test, to perform Step 2 of the goodwill impairment test.  ASU 2017-04 is effective prospectively for annual, or any interim, goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted.  The Company adopted ASU 2017-04 in 2017 and based on the Company’s annual goodwill impairment test performed as of December 31, 2017 under ASU 2017-04, the fair value of its reporting units exceeded the carrying value and, therefore, the related goodwill was not impaired.

In March 2017, the FASB issued ASU 2017-08, Receivables – Nonrefundable Fees and Other Costs (Subtopic 310-20), Premium Amortization on Purchased Callable Debt Securities. The amendments shorten the amortization period for certain callable debt securities held at a premium. Specifically, the amendments require the premium to be amortized to the earliest call date. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. The amendments in this ASU are effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. The amendments should be applied on a modified retrospective basis, with a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The Company does not believe that this ASU will have an impact on its financial position or results of operations.

In May 2017, the FASB issued ASU No. 2017-09, Compensation - Stock Compensation (Topic 718), Scope of Modification Accounting. The amendments provide guidance on determining which changes to the terms and conditions of share-based payment awards require an entity to apply modification accounting under Topic 718. The guidance is effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted, including adoption in an interim period. The amendments in this ASU should be applied prospectively to an award modified on or after the adoption date. The Company does not expect the impact to its consolidated financial statements upon adoption to be material.

In February 2018, FASB issued ASU 2018-02, “Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.”  ASU 2018-02 seeks to help entities reclassify certain stranded income tax effects in accumulated other comprehensive income resulting from the Tax Cuts and Jobs Act of 2017, enacted on December 22, 2017.  ASU 2018-02 was issued in response to concerns regarding current guidance in GAAP that requires deferred tax liabilities and assets to be adjusted for the effect of a change in tax laws or rates with the effect included in income from continuing operations in the reporting period that includes the enactment date, even in situations in which the related income tax effects of items in accumulated other comprehensive income were originally recognized in other comprehensive income (loss), rather than net income, and as a result the stranded tax effects would not reflect the appropriate tax rate.  The amendments of ASU 2018-02 allow an entity to make a reclassification from accumulated other comprehensive income (loss) to retained earnings for the stranded tax effects, which is the difference between the historical corporate income tax rate of 34% and the newly enacted corporate income tax rate of 21%.  ASU 2018-02 is effective for fiscal years beginning after December 31, 2018; however, public business entities are allowed to early adopt the amendments of ASU 2018-02.  As a result of the re-measurement of the Company’s deferred tax assets following the enactment of the Tax Reform Act, accumulated other comprehensive loss included $333 thousand of stranded tax effects at December 31, 2017.  The Company early adopted the amendments of 2018-02 as of December 31, 2017 and made the election to reclassify the stranded tax effects from accumulated other comprehensive loss to retained earnings at December 31, 2017.

(2) Investment Securities

Investment securities available-for-sale at December 31, 2017 and 2016 are as follows (amounts in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2017:
Securities available-for-sale:
Residential mortgage-backed	$125,768	$23	$(2,819)	$122,972
U.S. govt. sponsored enterprises	13,176	8	(185)	12,999
State, county, and municipal	55,339	511	(349)	55,501
Corporate debt obligations	1,831	11	(25)	1,817
Totals	$196,114	$553	$(3,378)	$193,289

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2016:
Securities available-for-sale:
Residential mortgage-backed	$111,611	$63	$(2,999)	$108,675
U.S. govt. sponsored enterprises	15,506	44	(223)	15,327
State, county, and municipal	57,837	562	(813)	57,586
Corporate debt obligations	1,819	4	(50)	1,773
Totals	$186,773	$673	$(4,085)	$183,361

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

Details concerning investment securities with unrealized losses as of December 31, 2017 and 2016 are as follows (amounts in thousands):

	Less Than 12 Months		More Than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2017:
Securities available-for-sale:
Residential mortgage-backed	$43,811	$445	$75,046	$2,374	$118,857	$2,819
U.S. govt. sponsored enterprises	8,630	60	3,698	125	12,328	185
State, county & municipal	14,535	130	14,559	219	29,094	349
Corporate debt obligations	1,000	-	355	25	1,355	25
Totals	$67,976	$635	$93,658	$2,743	$161,634	$3,378
December 31, 2016:
Securities available-for-sale:
Residential mortgage-backed	$98,033	$2,999	$-	$-	$98,033	$2,999
U.S. govt. sponsored enterprises	10,733	149	1,376	74	12,109	223
State, county & municipal	35,062	813	-	-	35,062	813
Corporate debt obligations	1,319	50	-	-	1,319	50
Totals	$145,147	$4,011	$1,376	$74	$146,523	$4,085

At December 31, 2017, one hundred sixty-eight out of two hundred forty-three securities were in a loss position due primarily to changing interest rates. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysts’ reports. As management had the ability and intent to hold debt securities until maturity, no declines were deemed to be other than temporary as of December 31, 2017 and 2016.

The proceeds and gross gains and gross losses from sales of securities available-for-sale for the years ended December 31, 2017 and 2016 are as follows (in thousands):

	Year ended December 31:
	2017	2016
Realized Gains (Losses)-Securities Sales:
Gross gains	$63	$95
Gross losses	(58)	(71)
Investment securities gains, net	$5	$24
Proceeds from sales of investment securities	$13,251	$24,297

At December 31, 2017 and 2016, securities with a carrying value of approximately $28.5 million and $29.9 million, respectively, were pledged to secure public deposits as required by law. At December 31, 2017 and 2016, the carrying value of securities pledged to secure repurchase agreements was approximately $20 million and $18.4 million, respectively.

The amortized cost and estimated fair value of securities available-for-sale at December 31, 2017, by contractual maturity, are shown below (in thousands). Expected maturities will differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Securities available-for-sale
Less than 1 year	$6,073	$6,063
1 to 5 years	19,243	19,116
5 to 10 years	11,938	11,889
After 10 years	33,092	33,249
	70,346	70,317
Residential mortgage-backed securities	125,768	122,972
Totals	$196,114	$193,289

(3) Loans

Major classifications of loans at December 31, 2017 and 2016 are summarized as follows (in thousands):

	December 31, 2017		December 31, 2016
	Amount	% of Total	Amount	% of Total
Residential real estate:
Closed-end 1-4 family - first lien	$115,776	21.4%	$113,807	22.2%
Closed-end 1-4 family - junior lien	4,969	0.9%	4,791	0.9%
Multi-family	16,977	3.1%	17,043	3.3%
Total residential real estate	137,722	25.4%	135,641	26.5%
Commercial real estate:
Nonfarm nonresidential	173,443	32.0%	161,198	31.5%
Farmland	7,782	1.4%	13,344	2.6%
Total commercial real estate	181,225	33.4%	174,542	34.1%
Construction and land development:
Residential	25,830	4.8%	27,228	5.3%
Other	40,734	7.5%	37,221	7.3%
Total construction and land development	66,564	12.3%	64,449	12.6%
Home equity lines of credit	35,833	6.6%	35,761	7.0%
Commercial loans:
Other commercial loans	95,896	17.7%	81,198	15.8%
Agricultural	1,581	0.3%	887	0.2%
State, county, and municipal loans	8,332	1.5%	8,719	1.7%
Total commercial loans	105,809	19.5%	90,804	17.7%
Consumer loans	23,231	4.3%	20,858	4.1%
Total gross loans	550,384	101.5%	522,055	101.9%
Allowance for loan losses	(4,881)	-0.9%	(4,007)	-0.8%
Net deferred loan fees and discounts	(3,263)	-0.6%	(5,614)	-1.1%
Net loans	$542,240	100.0%	$512,434	100.0%

For purposes of the disclosures required pursuant to ASC 310, the loan portfolio was disaggregated into segments and then further disaggregated into classes for certain disclosures.  A portfolio segment is defined as the level at which an entity develops and documents a systematic method for determining its allowance for loan losses.  There are three primary loan portfolio segments that include real estate, commercial, and consumer.  A class is generally determined based on the initial measurement attribute, risk characteristic of the loan, and the Company’s method for monitoring and assessing credit risk.  Classes within the real estate portfolio segment include residential real estate, commercial real estate, construction and land development and home equity lines of credit.  The portfolio segments of non-real estate commercial loans and consumer loans have not been further segregated by class.

The following describe risk characteristics relevant to each of the portfolio segments:

Real estate - As discussed below, the Company offers various types of real estate loan products.  All loans within this portfolio segment are particularly sensitive to the valuation of real estate:

Residential real estate and home equity lines of credit are repaid by various means such as a borrower’s income, sale of the property, or rental income derived from the property.

Commercial real estate loans include both owner-occupied commercial real estate loans and other commercial real estate loans secured by income producing properties.  Owner-occupied commercial real estate loans to operating businesses are long-term financing of land and buildings.  These loans are repaid by cash flow generated from the business operation.  Real estate loans for income-producing properties such as office and industrial buildings, and retail shopping centers are repaid from rent income derived from the properties.   Loans secured by farmland are repaid by various means such as a borrower’s income, sale of the property, or rental income derived from the property.

Construction and land development loans are repaid through cash flow related to the operations, sale or refinance of the underlying property.  This portfolio class includes extensions of credit to real estate developers or investors where repayment is dependent on the sale of the real estate or income generated from the real estate collateral.

Commercial loans - The commercial loan portfolio segment includes commercial and industrial loans, agricultural loans and loans to state and municipalities.  These loans include those loans to commercial customers for use in normal business operations to finance working capital needs, equipment purchases, or expansion projects.  Loans are repaid by business cash flows or tax revenues.  Collection risk in this portfolio is driven by the creditworthiness of the underlying borrower, particularly cash flows from the customers’ business operations.

Consumer loans - The consumer loan portfolio segment includes direct consumer installment loans, overdrafts and other revolving credit loans.  Loans in this portfolio are sensitive to unemployment and other key consumer economic measures.

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of December 31, 2017 and 2016 (amounts in thousands). The acquired loans are not included in the allowance for loan losses calculation, as these loans are recorded at fair value and there has been no further indication of credit deterioration that would require an additional provision.

	Real Estate Mortgage Loans
Allowance for Loan Losses	Residential	Commercial	Construction and Land Development	Home Equity Lines Of Credit	Commercial	Consumer	Total
Balance - December 31, 2016	$602	$1,456	$731	$190	$829	$199	$4,007
Provision for loan losses	573	440	(112)	239	487	113	1,740
Loan charge-offs	(32)	(308)	(24)	(100)	(466)	(109)	(1,039)
Loan recoveries	24	16	11	4	104	14	173
Balance - December 31, 2017	$1,167	$1,604	$606	$333	$954	$217	4,881
Ending balance:
Individually evaluated for impairment	$526	$187	$11	$-	$174	$10	$908
Collectively evaluated for impairment	$641	$1,417	$595	$333	$780	$207	$3,973
Loans:
Individually evaluated for impairment	$2,611	$2,295	$168	$100	$301	$87	$5,562
Collectively evaluated for impairment	$135,111	$178,930	$66,396	$35,733	$105,508	$23,144	$544,822
Percent of loans in each category to total loans	25.1%	32.9%	12.1%	6.5%	19.2%	4.2%	100.0%

	Real Estate Mortgage Loans
Allowance for Loan Losses	Residential	Commercial	Construction and Land Development	Home Equity Lines Of Credit	Commercial	Consumer	Total
Balance - December 31, 2015	$368	$1,302	$569	$150	$1,250	$188	$3,827
Provision for loan losses	243	169	136	164	26	140	878
Loan charge-offs	(14)	(15)	-	(141)	(487)	(187)	(844)
Loan recoveries	5	-	26	17	40	58	146
Balance - December 31, 2016	$602	$1,456	$731	$190	$829	$199	$4,007
Ending balance:
Individually evaluated for impairment	$53	$747	$-	$-	$456	$19	$1,275
Collectively evaluated for impairment	$549	$709	$731	$190	$373	$180	$2,732
Loans:
Individually evaluated for impairment	$1,201	$5,375	$31	$200	$685	$39	$7,531
Collectively evaluated for impairment	$134,440	$169,167	$64,418	$35,561	$90,119	$20,819	$514,524
Acquired loans with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-
Percent of loans in each category to total loans	26.0%	33.4%	12.3%	6.9%	17.4%	4.0%	100.0%

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

The following tables present impaired loans by class of loans as of December 31, 2017 and 2016 (amounts in thousands). The purchased credit-impaired loans are not included in these tables because they are carried at fair value and accordingly have no related associated allowance.

December 31, 2017	Unpaid Principal Balance	Recorded Investment	Impaired Loans With No Allowance	Impaired Loans With Allowance	Allowance for Loan Losses
Nonaccruing Impaired Loans
Mortgage loans on real estate:
Residential	$1,767	$1,767	$350	$1,417	$526
Commercial real estate	500	328	328	-	-
Construction and land development	-	-	-	-	-
Total mortgage loans on real estate	2,267	2,095	678	1,417	526
Home equity lines of credit	-	-	-	-	-
Commercial loans	-	-	-	-	-
Consumer loans	204	54	54	-	-
Total Loans	$2,471	$2,149	$732	$1,417	$526

	Unpaid Principal Balance	Recorded Investment	Impaired Loans With No Allowance	Impaired Loans With Allowance	Allowance for Loan Losses
Accruing Impaired Loans
Mortgage loans on real estate:
Residential	$844	$844	$844	$-	$-
Commercial real estate	1,968	1,967	540	1,427	187
Construction and land development	232	168	-	168	11
Total mortgage loans on real estate	3,044	2,979	1,384	1,595	198
Home equity lines of credit	100	100	100	-	-
Commercial loans	300	301	127	174	174
Consumer loans	33	33	-	33	10
Total Loans	$3,477	$3,413	$1,611	$1,802	$382

	Unpaid Principal Balance	Recorded Investment	Impaired Loans With No Allowance	Impaired Loans With Allowance	Allowance for Loan Losses
Total Impaired Loans
Mortgage loans on real estate:
Residential	$2,611	$2,611	$1,194	$1,417	$526
Commercial real estate	2,468	2,295	868	1,427	187
Construction and land development	232	168	-	168	11
Total mortgage loans on real estate	5,311	5,074	2,062	3,012	724
Home equity lines of credit	100	100	100	-	-
Commercial loans	300	301	127	174	174
Consumer loans	237	87	54	33	10
Total Loans	$5,948	$5,562	$2,343	$3,219	$908

December 31, 2016	Unpaid Principal Balance	Recorded Investment	Impaired Loans With No Allowance	Impaired Loans With Allowance	Allowance for Loan Losses
Nonaccruing Impaired Loans
Mortgage loans on real estate:
Residential	$223	$223	$96	$127	$53
Commercial real estate	3,620	3,470	1,010	2,460	430
Construction and land development	-	-	-	-	-
Total mortgage loans on real estate	3,843	3,693	1,106	2,587	483
Home equity lines of credit	100	100	100	-	-
Commercial loans	93	93	93	-	-
Consumer loans	-	-	-	-	-
Total Loans	$4,036	$3,886	$1,299	$2,587	$483

	Unpaid Principal Balance	Recorded Investment	Impaired Loans With No Allowance	Impaired Loans With Allowance	Allowance for Loan Losses
Accruing Impaired Loans
Mortgage loans on real estate:
Residential	$978	$978	$978	$-	$-
Commercial real estate	1,905	1,905	589	1,316	317
Construction and land development	31	31	31	-	-
Total mortgage loans on real estate	2,914	2,914	1,598	1,316	317
Home equity lines of credit	100	100	100	-	-
Commercial loans	592	592	136	456	456
Consumer loans	39	39	-	39	19
Total Loans	$3,645	$3,645	$1,834	$1,811	$792

	Unpaid Principal Balance	Recorded Investment	Impaired Loans With No Allowance	Impaired Loans With Allowance	Allowance for Loan Losses
Total Impaired Loans
Mortgage loans on real estate:
Residential	$1,201	$1,201	$1,074	$127	$53
Commercial real estate	5,525	5,375	1,599	3,776	747
Construction and land development	31	31	31	-	-
Total mortgage loans on real estate	6,757	6,607	2,704	3,903	800
Home equity lines of credit	200	200	200	-	-
Commercial loans	685	685	229	456	456
Consumer loans	39	39	-	39	19
Total Loans	$7,681	$7,531	$3,133	$4,398	$1,275

The following table presents the average recorded investment in impaired loans and the interest income recognized on impaired loans in the years ended December 31, 2017 and 2016 by loan category (in thousands).

	Year Ended December 31, 2017		Year Ended December 31, 2016
	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income
Mortgage loans on real estate:
Residential real estate	$2,209	$50	$1,231	$70
Commercial real estate	3,027	80	5,527	165
Construction and land development	181	10	63	5
Total mortgage loans on real estate	5,417	140	6,821	240
Home equity lines of credit	100	6	299	13
Commercial loans	498	15	706	13
Consumer loans	116	1	46	2
Total Loans	$6,131	$162	$7,872	$268

For the years ended December 31, 2017 and 2016, the Bank did not recognize a material amount of interest income on impaired loans.

The following tables present the aging of the recorded investment in past due loans and non-accrual loan balances as of December 31, 2017 and 2016 by class of loans (amounts in thousands).

	Accruing Loans
		30-89 Days	90+ Days	Nonaccrual
As of December 31, 2017	Current	Past Due	Past Due	Loans	Total Loans
Mortgage loans on real estate:
Residential	$134,565	$857	$410	$1,890	$137,722
Commercial real estate	180,826	-	-	399	181,225
Construction and land development	66,275	221	-	68	66,564
Total mortgage loans on real estate	381,666	1,078	410	2,357	385,511
Home equity lines of credit	35,591	152	10	80	35,833
Commercial loans	105,081	728	-	-	105,809
Consumer loans	22,906	175	1	149	23,231
Total Loans	$545,244	$2,133	$421	$2,586	$550,384

	Accruing Loans
		30-89 Days	90+ Days	Nonaccrual
As of December 31, 2016	Current	Past Due	Past Due	Loans	Total Loans
Mortgage loans on real estate:
Residential	$132,603	$2,585	$-	$453	$135,641
Commercial real estate	170,363	708	-	3,471	174,542
Construction and land development	64,111	312	-	26	64,449
Total mortgage loans on real estate	367,077	3,605	-	3,950	374,632
Home equity lines of credit	35,257	320	-	184	35,761
Commercial loans	90,579	76	19	130	90,804
Consumer loans	20,431	285	20	122	20,858
Total Loans	$513,344	$4,286	$39	$4,386	$522,055

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be “Pass” rated loans. As of December 31, 2017 and 2016, and based on the most recent analyses performed, the risk category of loans by class of loans is as follows (amounts in thousands):

		Special
As of December 31, 2017	Pass	Mention	Substandard	Doubtful	Total
Mortgage loans on real estate:
Residential	$132,914	$1,390	$3,418	$-	$137,722
Commercial real estate	175,208	4,238	1,779	-	181,225
Construction and land development	65,656	750	158	-	66,564
Total mortgage loans on real estate	373,778	6,378	5,355	-	385,511
Home equity lines of credit	35,580	14	203	36	35,833
Commercial loans	103,137	2,234	438	-	105,809
Consumer loans	22,865	58	308	-	23,231
Total Loans	$535,360	$8,684	$6,304	$36	$550,384

		Special
As of December 31, 2016	Pass	Mention	Substandard	Doubtful	Total
Mortgage loans on real estate:
Residential	$125,983	$6,272	$3,386	$-	$135,641
Commercial real estate	165,381	3,837	5,324	-	174,542
Construction and land development	63,151	605	451	242	64,449
Total mortgage loans on real estate	354,515	10,714	9,161	242	374,632
Home equity lines of credit	35,344	109	308	-	35,761
Commercial loans	87,684	2,357	649	114	90,804
Consumer loans	20,433	211	214	-	20,858
Total Loans	$497,976	$13,391	$10,332	$356	$522,055

Troubled Debt Restructurings (TDR):

At December 31, 2017 and 2016, loans totaling $2.4 million and $3.1 million, respectively, were classified as TDR’s and impaired.  The restructuring of a loan is considered a TDR if both (i) the borrower is experiencing financial difficulties and (ii) the Company has granted a concession.  The Company restructured 1 loan totaling $57 thousand in 2017 and 5 loans totaling $979 thousand in 2016.

During the year ended December 31, 2017 there were no real estate loans that were modified during 2017 that were in default of their modified terms.  During the year ended December 31, 2016 there were 2 real estate loans totaling $223 thousand that were modified during 2016 that were in default of their modified terms.

(4) Premises and Equipment

Major classifications of premises and equipment as of December 31, 2017 and 2016 are summarized as follows (amounts in thousands):

	December 31,
	2017	2016
Land and improvements	$6,123	$5,942
Buildings and improvements	15,967	15,348
Leasehold improvements	658	655
Furniture, equipment, and vehicle	4,099	3,799
Total	26,847	25,744
Accumulated depreciation	(5,038)	(4,272)
Premises and equipment, net	$21,809	$21,472

Depreciation expense amounted to approximately $946 thousand in 2017 and $849 thousand in 2016.

(5) Foreclosed assets

Other real estate and certain other assets acquired in foreclosure are carried at the lower of the recorded investment in the loan or fair value less estimated costs to sell the property. There was a total of approximately $323 thousand in residential real estate foreclosures for December 31, 2017 and no residential real estate foreclosures for December 31, 2016. An analysis of foreclosed properties for the years ended December 31, 2017 and 2016 follows (in thousands).

	Year ended December 31,
	2017	2016
Balance at beginning of year	$1,151	$1,949
Transfers from loans	2,658	304
Foreclosed property sold	(2,118)	(922)
Write-down of foreclosed property	(145)	(180)
Balance at end of year	$1,546	$1,151

Expenses applicable to foreclosed assets for the years ended December 31, 2017 and 2016 include the following (amounts in thousands).

	Year ended December 31,
	2017	2016
Net gain on sales of foreclosed assets	$(72)	$(133)
Write-down of foreclosed property	145	180
Operating expenses, net of rental income	90	30
Total	$163	$77

(6) Deposits

The following table sets forth the major classifications of deposits at December 31, 2017 and 2016 (in thousands):

	December 31,
	2017	2016
Demand deposits, non-interest bearing	$185,171	$185,270
Demand deposits, interest bearing	195,792	197,509
Money market accounts	153,732	160,677
Savings deposits	29,441	24,022
Time certificates of $250,000 or more	37,045	32,991
Other time certificates	98,680	104,444
Totals	$699,861	$704,913

As of December 31, 2017, the scheduled maturities of certificates of deposit are as follows for certificates of deposit less than $250 and for certificates of deposit (“CDs”) of $250 or more (in thousands):

CDs Less Than $250,000
2018	$61,982
2019	17,830
2020	7,494
2021	4,517
2022	6,857
Maturing after 2022	-
Total	$98,680

CDs $250,000 or more
2018	$20,651
2019	7,273
2020	598
2021	3,612
2022	4,911
Maturing after 2022	-
Total	$37,045

(7) Securities Sold Under Repurchase Agreements

Securities sold under repurchase agreement are sold for one business day only. Securities sold under these arrangements are held in safekeeping by the Bank’s primary correspondent bank and may not be pledged, assigned, sold, or otherwise transferred or utilized by the customer. Interest rates on securities sold under repurchase agreement are determined daily by the Bank.

Securities sold under repurchase agreements were $13.9 million and $13.0 million at December 31, 2017 and 2016, respectively. The agreements were secured by investment securities with a fair value of approximately $20.0 million and $18.4 million at December 31, 2017 and 2016, respectively. The weighted average interest rate paid on these agreements was 0.15% for the years ended December 31, 2017 and 2016.

(8) Federal Home Loan Bank and Other Borrowings

At December 31, 2017, the Company had outstanding advances from the FHLB that are summarized as follows (in thousands):

December 31, 2017:
Advance	Maturity	Rate	Rate Type
$5,000	1/22/2018	1.26%	Fixed
5,000	2/12/2018	1.38%	Fixed
$10,000

 At December 31, 2017 and 2016, the Company had outstanding unfunded standby letters of credit with the FHLB totaling approximately $1.6 million.  There were no outstanding borrowings with the FHLB at December 31, 2016.

The Company had pledged under blanket floating liens approximately $203 million and $165.8 million in residential first mortgage loans, home equity lines of credit, commercial real estate loans, and loans secured by multi-family real estate as security for these advances, letters of credit, and possible future advances as of December 31, 2017 and 2016, respectively. The value of the pledged collateral, when using appropriate discount percentages as prescribed by the FHLB, equals or exceeds the advances and unfunded letters of credit outstanding. At December 31, 2017 and 2016, the Company had approximately $95.5 million and $88.1 million of additional borrowing capacity under its borrowing arrangement with the FHLB.

On December 31, 2015, the Company entered into a loan agreement with SouthPoint Bank of Birmingham, Alabama for $7.5 million. The loan proceeds were drawn and received by the Company on January 4, 2016. The loan proceeds were used to fund the payment of the cash consideration to the Keystone shareholders of $7.3  million in accordance with the merger agreement and for general corporate purposes. The loan carries a variable interest rate equal to the Wall Street Journal Prime Rate.   The loan is secured by all of the common stock of the Bank. The balance at December 31, 2017 and 2016 was $5.4 million and $6.4 million, respectively.   The bank will have principal payments of approximately $1.07 million for the years 2018, 2019, 2020, and 2021.  The final principal payment will be paid at December 31, 2022.

The Company had available lines of credit for overnight federal funds borrowings totaling $28.5 million and $31.5 million at December 31 2017, and 2016, respectively.  At December 31, 2017, the Company had an outstanding federal funds purchased balance of $1.2 million with an interest rate of 2.20% .  There were no federal funds purchased at December 31, 2016.

(9) Income Taxes

The Tax Cuts and Jobs Act (the “Act”), which was enacted on December 22, 2017, made key changes to the U.S. tax law, including the reduction of the U.S. federal corporate tax rate from 34% to 21%. As ASC 740, Income Taxes, requires the effects of changes in tax rates and laws on deferred tax balances to be recognized in the period in which the legislation is enacted, the Company remeasured its deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is 21%. The deferred tax expense recorded related to the remeasurement of net deferred tax assets was $545 thousand.  Additionally, the deferred tax effects on the unrealized holding losses for available for sale securities was also remeasured as a component of deferred income tax expense in the amount of $333 thousand.

The components of income tax expense for the years ended December 31, 2017 and 2016 are as follows (in thousands):

	2017	2016
Current	$3,360	$2,818
Deferred	281	686
Change in federal income tax rate	878
Total income tax expense	$4,519	$3,504

The difference between income tax expense and the amount computed by applying the statutory federal income tax rate to income before taxes for the years ended December 31, 2017 and 2016 is as follows (in thousands):

	2017	2016
Net income before taxes	$12,814	$11,407
Statutory federal tax rate	34%	34%
Tax on income at statutory federal tax rate	4,357	3,878
Increase (decrease) resulting from:
Federal income tax benefit of state income taxes	(156)	(141)
Tax exempt income on loans	(82)	(69)
Tax exempt income on investments	(384)	(377)
Tax exempt income from bank-owned life insurance	(144)	(146)
Tax exempt death benefits from bank-owned life insurance	(226)	-
Nondeductible expenses	66	71
Change in federal income tax rate	878	-
State income tax	460	399
Other	(250)	(111)
Total	$4,519	$3,504

The following summarizes the components of deferred taxes at December 31, 2017 and 2016 (in thousands).

	2017	2016
Deferred tax assets:
Loans and allowance for loan losses	$1,517	$2,627
Accrued expenses	-	329
Deferred compensation	282	326
Unrealized losses on investment securities available- for-sale	709	1,259
Other	497	690
Total deferred tax assets	3,005	5,231
Deferred tax liabilities:
Core deposit intangible	(391)	(782)
Depreciation	(602)	(951)
Other	(35)	(146)
Total deferred tax liabilities	(1,028)	(1,879)
Net deferred income tax assets	$1,977	$3,352

(10) Commitments

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

Financial instruments whose contract amount represents credit risk at December 31, 2017 and 2016 were as follows (in thousands):

	2017	2016
Commitments to extend credit	$142,878	$108,564
Stand-by and performance letters of credit	2,268	2,219
Total	$145,146	$110,783

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

The Company has entered into operating lease agreements for three branch locations and various office equipment. Total rent expense for 2017 and 2016 was approximately $393 thousand and $406 thousand, respectively. Future minimum rent on operating leases as of December 31, 2017 is as follows (in thousands):

2018	$528
2019	531
2020	510
2021	507
2022	519
Thereafter	1,495
Total	$4,090

(11) Employee Benefit Plans

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

A summary of activity in the outstanding stock options for the years ended December 31, 2017 and 2016 is presented below:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual
	Shares	Exercise Price	Term (years)
Outstanding at January 1, 2017	267,425	$14.11	6.27
Granted	20,500	20.43
Exercised	(19,550)	11.73
Outstanding at December 31, 2017	268,375	$14.77	5.87
Exercisable at December 31, 2017	142,575	$13.28	3.98

Outstanding at January 1, 2016	287,000	$11.41	3.33
Granted	108,000	16.00
Exercised	(127,575)	9.63
Outstanding at December 31, 2016	267,425	$14.11	6.27
Exercisable at December 31, 2016	123,325	$12.51	3.66

The total fair value of shares underlying the options which vested during the years ended December 31, 2017 and 2016, was $951 thousand and $1.06 million, respectively.  The intrinsic value of options exercised during the years ended December 31, 2017 and 2016 was $250 thousand and $1.35 million, respectively. The aggregate intrinsic value of total options outstanding and exercisable options at December 31, 2017 was $2.61 million and $1.6 million, respectively. Cash received from options exercised for the years ended December 31, 2017 was $229 thousand.  There was no income tax benefit recognized for the exercise of options for the years ended December 31, 2017 and 2016 as all options exercised were incentive stock options.

As of December 31, 2016, unvested stock options totaled 144,100.  During 2017, there were 20,500 stock options that were granted and 38,800 stock options that vested resulting in unvested stock options of 125,800 as of December 31, 2017.

The stock options granted in 2017 and 2016 have a weighted average calculated value of $2.22 and $1.63, respectively.   The dividend yield is the estimated dividend we expect to pay over the next four or five years.  The expected life is calculated as the mid-point between the weighted-average time to vesting and the contractual maturity.  The expected volatility is the approximate industry average for small bank and holding companies.  The risk free interest rate is the U.S. Treasury rate on the day of the option grant for a term equal to the expected life of the option. The calculated value of each grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	2017	2016
Dividend yield (after three years)	1.50%	1.50%
Expected life in years	7	7
Expected volatility	10.00%	10.00%
Risk free interest rate	2.07%	1.77%

The Company recognized $56 thousand and $57 thousand in compensation expense related to performance share awards during 2017 and 2016, respectively. As of December 31, 2017, there was approximately $158 thousand of unrecorded compensation expense related to the performance share awards which is expected to be recognized over a weighted average period of 1.6 years.

Defined Contribution Plan

The Company provides a 401(k) employee stock ownership plan, which covers substantially all of the Company’s employees who are eligible, as to age and length of service. A participant may elect to make contributions up to $18,000  of the participant’s annual compensation in 2017 and 2016. The Company makes contributions up to 3% of each participant’s annual compensation and the Company matches 50% of the next 2% contributed by the employee. Contributions to the plan by Company were approximately $306 thousand and $280 thousand in 2017 and 2016, respectively.  Outstanding shares of the Company’s common stock allocated to participants at December 31, 2017 and 2016 totaled 53,715 and 38,933 respectively, and there were no unallocated shares. These shares are treated as outstanding for purposes of calculating earnings per share and dividends on these shares are included in the Consolidated Statements of Stockholders’ Equity.

The Company’s KSOP includes a put option for shares of the Company’s common stock distributed from the KSOP. Shares are distributed from the KSOP primarily to separated vested participants and certain eligible participants who elect to diversify their account balances. Since the Company’s common stock is not currently traded on an established securities market, if the owners of distributed shares desire to sell their shares, the Company is required to purchase the shares at fair value during two put option periods following the distribution of the shares from the KSOP. The first put option period is within sixty days following the distribution of the shares from the KSOP.  The second put option period begins on the first day of the fifth month of the plan year for a sixty day period. The fair value of distributed shares subject to the put option totaled $0 as of December 31, 2017  and December 31, 2016. The cost of the KSOP shares totaled $950 thousand and $623 thousand as of December 31, 2017 and December 31, 2016, respectively. Due to the Company’s obligation under the put option, the distributed shares and KSOP shares are classified as temporary equity in the mezzanine section of the consolidated statements of financial condition and totaled $950 thousand and $623 thousand as of December 31, 2017 and December 31, 2016, respectively. The fair value of the KSOP shares totaled $1.32 million and $788 thousand as of December 31, 2017 and December 31, 2016, respectively.

(12) Stock Warrants

The Company issued 325,000 stock warrants to the initial organizers of the Bank in April 2006 for their involvement in the organization of the Bank. Vesting periods are five years from the date of the grant. There were no stock warrants issued in 2017 or 2016. The warrants have an exercise price of $10.00 per share and expired on April 3, 2016.    The warrants on all 135,000 shares vested and exercisable at December 31, 2015 were exercised in 2016 prior to the expiration date. There were no warrants exercised in 2017.  None of the warrants have been forfeited. No compensation expense is required by accounting principles generally accepted in the United State of America to be recorded in connection with these stock warrants.

On December 31, 2015, the Company assumed the outstanding stock warrants of Keystone. These warrants were issued to the initial organizers of Keystone in 2007. At the time of the merger the warrants were converted under the terms of the merger. A total of 36,000 warrants were assumed with an exercise price of $8.00 per share. These warrants expired on March 1, 2017. During 2016, warrants for 29,750 shares were exercised. At December 31, 2016, the remaining 6,250 shares were vested and exercisable. During 2017, the remaining 6,250 warrants were exercised.

(13) Related Party Transactions

The Company conducts transactions its with directors and executive officers, including companies in which such directors and executive officers have a beneficial interest, in the normal course of business. It is the Company’s policy to comply with federal regulations that require that loan and deposit transactions with directors and executive officers be made on substantially the same terms as those prevailing at the time for comparable loans and deposits to other persons.  At December 31, 2017 and 2016, deposits from directors, executive officers and their related interests aggregated approximately $4 million and $4.2 million, respectively. These deposits were taken in the normal course of business at market interest rates.

The following is a summary of activity for related party loans for 2017 (in thousands):

Balance at December 31, 2016	$9,551
New loans	15,690
Repayments	16,872
Balance at December 31, 2017	$8,369

(14) Regulatory Matters

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier 1 Capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 Capital (as defined) to average assets (as defined). Management believes, as of December 31, 2017 and 2016, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2017 and 2016, the most recent notification from the regulators categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The following table presents the Bank’s capital amounts and ratios with the required minimum levels for capital adequacy purposes including the phase in of the capital conservation buffer under Basel III and minimum levels to be well capitalized (as defined) under the regulatory prompt corrective action regulations.

The Bank’s actual capital amounts (in thousands) and ratios are also presented in the table below.

As of December 31, 2017:	Actual		Required For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (To Risk-Weighted Assets)	$89,604	14.325%	$57,859	>= 9.250%	$62,551	>= 10.000%
Common Equity Tier 1 Capital (To Risk- weighted Assets)	84,724	13.545%	35,967	>= 5.750%	$40,658	>= 6.500%
Tier 1 Capital (To Risk-Weighted Assets)	84,724	13.545%	45,349	>= 7.250%	$50,040	>= 8.000%
Tier 1 Capital (To Average Assets)	84,724	10.429%	32,497	>= 4.000%	$40,621	>= 5.000%

As of December 31, 2016:	Actual		Required For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (To Risk-Weighted Assets)	$81,719	13.680%	$51,522	>= 8.625%	$59,736	>= 10.000%
Common Equity Tier 1 Capital (To Risk- weighted Assets)	77,712	13.010%	30,613	>= 5.125%	$38,826	>= 6.500%
Tier 1 Capital (To Risk-Weighted Assets)	77,712	13.010%	39,573	>= 6.625%	$47,786	>= 8.000%
Tier 1 Capital (To Average Assets)	77,712	9.960%	31,210	>= 4.000%	$39,012	>= 5.000%

(15) Fair Value Measurements and Disclosures

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

Certificates of Deposits in Banks

For disclosure purposes, for certificates of deposits in banks, the carrying amount is a reasonable estimate of fair value.

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

Loans and Mortgage Loans Held-for-Sale

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. When a loan is identified as individually impaired, management measures impairment using one of three methods. These methods  include collateral value, market value of similar debt, and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At December 31, 2017 and 2016, impaired loans were evaluated based on the fair value of the collateral. Impaired loans where an allowance is established based on the fair value of collateral, or loans that are charged down according to the fair value of collateral, require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price, the Company records the impaired loan as nonrecurring Level 2. When the fair value is based on an appraised value, the Company records the impaired loan as nonrecurring Level 3.

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

Federal Funds Purchased

For disclosure purposes, the fair value of federal funds purchased is the carrying value.

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis as of December 31, 2017 and 2016.  There were no transfers between levels during 2017 or 2016 (in thousands).

	Fair Value Measurements At Reporting Date Using:
		Quoted Prices
		In Active	Significant
		Markets For	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
December 31, 2017:	Fair Value	(Level 1)	(Level 2)	(Level 3)
Securities available-for-sale:
Residential mortgage -backed	$122,972	$-	$122,972	$-
U.S. government agencies	12,999	-	12,999	-
State, county, and municipal	55,501	-	55,501	-
Corporate obligations	1,817	-	1,817	-
Totals	$193,289	$-	$193,289	$-

	Fair Value Measurements At Reporting Date Using:
		Quoted Prices
		In Active	Significant
		Markets For	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
December 31, 2016:	Fair Value	(Level 1)	(Level 2)	(Level 3)
Securities available-for-sale:
Residential mortgage -backed	$108,675	$-	$108,675	$-
U.S. government agencies	15,327	-	15,327	-
State, county, and municipal	57,586	-	57,586	-
Corporate obligations	1,773	-	1,773	-
Totals	$183,361	$-	$183,361	$-

Assets Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a nonrecurring basis are included in the table below as of December 31, 2017 and 2016 (in thousands).

	Fair Value Measurements At Reporting Date Using:
		Quoted Prices
		In Active	Significant
		Markets For	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
December 31, 2017:	Fair Value	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$4,654	$-	$-	$4,654
Foreclosed assets	1,546	-	-	1,546
Totals	$6,200	$-	$-	$6,200

	Fair Value Measurements At Reporting Date Using:
		Quoted Prices
		In Active	Significant
		Markets For	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
December 31, 2016:	Fair Value	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$6,256	$-	$-	$6,256
Foreclosed assets	1,151	-	-	1,151
Totals	$7,407	$-	$-	$7,407

The Company has estimated the fair values of these assets using Level 3 inputs, specifically the appraised value of the collateral. Impaired loan balances represent those collateral dependent impaired loans where management has estimated the credit loss by comparing the loan’s carrying value against the expected realizable fair value of the impaired loan for the amount of the credit loss.  The Company had no Level 3 assets measured at fair value on a recurring basis at December 31, 2017 or 2016.  For Level 3 assets measured at fair value on a non-recurring basis as of December 31, 2017 and 2016 for the valuation technique we used appraisals.  For the significant unobservable input we used appraisal discounts and the weighted average of input 15-20% was used.  This is for years ended December 31, 2017 and 2016.

The estimated fair values and related carrying values of the Company’s financial instruments at December 31, 2017 and 2016 were as follows (amounts in thousands):

		Estimated Fair Value
	Carrying
December 31, 2017:	Amount	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$15,558	$15,558	$-	$-
Certificates of deposit in banks	5,214	-	5,214	-
Securities available-for-sale	193,289	-	193,289	-
Restricted equity securities	1,259	-	-	1,259
Loans receivable	542,240	-	536,701	4,654
Loans held for sale	3,858	-	3,858	-
Bank owned life insurance	19,991	-	19,991	-
Accrued interest receivable	2,499	-	2,499	-
Financial liabilities:
Deposits	699,861	-	675,871	-
Accrued interest payable	121	-	121
Securities sold under agreements to repurchase	13,865	-	13,865	-
Federal Home Loan Bank advances	10,000		9,997
Federal funds purchased	1,153		1,153
Note payable	5,357	-	5,357	-

		Estimated Fair Value
	Carrying
December 31, 2016:	Amount	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$42,499	$42,499	$-	$-
Certificates of deposit in banks	5,463	-	5,463	-
Securities available-for-sale	183,361	-	183,361	-
Restricted equity securities	751	-	-	751
Loans receivable	512,434	-	509,087	6,256
Loans held for sale	7,734	-	7,734	-
Bank owned life insurance	15,161	-	15,161	-
Accrued interest receivable	2,376	-	2,376	-
Financial liabilities:
Deposits	704,913	-	688,591	-
Accrued interest payable	130		130
Securities sold under agreements to repurchase	13,034	-	13,034	-
Note payable	6,428		6,428

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

(16) River Financial Corporation (Parent Company Only) Financial Information

STATEMENTS OF FINANCIAL CONDITION

(in thousands)

	December 31,
	2017	2016
Assets
Cash	$1,619	$1,865
Investment in River Bank & Trust	93,593	86,880
Deferred income taxes	9	16
Other assets	91	117
Total assets	$95,312	$88,878
Liabilities
Note payable	$5,357	$6,428
Accrued expenses	6	-
Total liabilities	5,363	6,428
Common stock related to 401(k) Employee Stock Option Plan	950	623
Stockholders' equity
Common stock	5,114	5,091
Additional paid in capital	64,935	64,656
Retained earnings	22,388	15,032
Accumulated other comprehensive loss	(2,116)	(2,153)
Treasury stock, at cost	(372)	(176)
Common stock related to 401(k) Employee Stock Option Plan	(950)	(623)
Total stockholders' equity	88,999	81,827
Total equity	89,949	82,450
Total liabilities and stockholders' equity	$95,312	$88,878

STATEMENTS OF INCOME

(in thousands)

	Year Ended December 31,
	2017	2016
Cash dividends from River Bank & Trust	$2,250	$1,500
Total income	2,250	1,500
Interest expense - note payable	249	250
Legal and other professional fees	101	232
Data processing expense	4	28
Stockholders' meeting expense	11	10
Other expenses	10	19
Total expenses	375	539
Net income before tax benefit	1,875	961
Applicable income tax benefit	(134)	(313)
Net income before undistributed net income of River Bank & Trust	2,009	1,274
Equity in undistributed net income of River Bank & Trust	6,286	6,629
Net income	$8,295	$7,903

STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2017	2016
Net income	$8,295	$7,903
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of River Bank & Trust	(6,286)	(6,629)
Deferred income tax	7	497
(Increase) decrease in operating assets and (decrease) increase in operating liabilities:
Other assets	26	207
Accrued expenses and other liabilities	5	(1,840)
Net cash provided by operating activities	2,047	138
Cash Flows used for investing activities:
Payments to Keystone shareholders	-	(7,274)
Net cash used in investing activities	-	(7,274)

Cash flow from financing activities:
Proceeds from note payable	-	7,500
Payments on note payable	(1,071)	(1,072)
Proceeds from exercise of common stock options and warrants	263	2,506
Proceeds from issuance of common stock	85	131
Purchase of treasury stock	(579)	(363)
Sale of treasury stock	281	188
Cash dividends	(1,272)	(812)
Net cash provided by (used in) financing activities	(2,293)	8,078
Net change in cash	(246)	942
Cash at beginning of year	1,865	923
Cash at end of year	$1,619	$1,865

(17) Goodwill and Intangible Assets

At the close of business December 31, 2015, the Company recorded goodwill of $9.41 million associated with the Keystone merger. During the year 2016, an adjustment of $640 thousand was made to increase the amount of goodwill. The adjustment was made to the value of stock options and warrants assumed in the Keystone merger. The adjustments were made following the Company’s review of additional information that existed at the time of the merger. The adjustment to goodwill increased shareholders’ equity $640 thousand. In addition to the goodwill recorded for Keystone, the Company recorded a core deposit intangible asset of approximately $2.8 million. The core deposit intangible asset is amortized using an accelerated method over eight years from the date of the merger. Amortization expense of $559 thousand and $644 thousand was recorded in 2017 and 2016, respectively.

Changes to the carrying amount of goodwill for the years ended December 31, 2017 and 2016 are provided in the following table.

	2017	2016
Balance at beginning of year	$10,050	$9,410
Adjustments to goodwill	-	640
Balance at end of year	$10,050	$10,050

A summary of core deposit intangible assets as of December 31, 2017 and 2016 is set forth below.

	2017	2016
Gross carrying amount	$2,763	$2,763
Less: accumulated amortization	(1,203)	(644)
Net carrying amount	$1,560	$2,119

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

There were no disagreements with accountants regarding accounting and financial disclosure matters during the year ended December 31, 2017.

Item 9.A Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company has carried out an evaluation under the supervision and with participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even the effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2017, the Company’s disclosure controls and procedures are effective in ensuring that material information relating to the Company required to be disclosed in reports that if files or submits under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods and is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control Integrated Framework (2013).  Based on its assessment and those criteria, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2017.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our Directors and Executive Officers

The following table sets forth the name, age, and position, as of December 31, 2017 of the individuals who currently serve as our executive officers and directors.

Name	Age	Position	Director Since
Larry Puckett	75	Director and Chairman of the Board of Directors	2006
W. Murray Neighbors	68	Director and Vice Chairman of the Board of Directors	2015	[1]
James M .Stubbs	55	Director and Chief Executive Officer	2006
Gerald R. Smith, Jr	64	Director and President	2015	[1]
Vernon B. Taylor	53	Director	2006
Jimmy L. Ridling	73	Director	2006
John A. Freeman	70	Director	2015	[1]
Kenneth H. Givens	64	Executive Vice President, CFO, Secretary of the Board of Directors	2011

[1]	Service commenced on December 31, 2015 as a result of the merger between River Financial Corporation and Keystone Bancshares, Inc. and its subsidiaries.

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

W. Murray Neighbors was appointed as a Director and Vice Chairman of the board of directors in 2015 as a result of the merger effective December 31, 2015.  Prior to the merger, Mr. Neighbors was one of the original Members of the Board of Directors and served as Chairman of the board of directors of Keystone Bancshares, Inc. and Keystone Bank in 2007.  Mr. Neighbors is retired from the US Treasury Department, but remains an active developer of commercial and residential properties in Auburn, AL.  He is managing member of WMN Properties, Member of P&T Properties (golf course and restaurant), member of ITC Capital Partners ,LLC, and member of CFS 16, LLC.  Mr. Neighbors is also very active in his community as a member of the City of Auburn’s Commercial Development Authority, has served on the Business Development Committee for the Auburn Chamber of Commerce and as the Treasurer of the Lee County Rotary Club.

James M. Stubbs was one of the founding directors, President and Chief Executive Officer of River Bank & Trust in 2006.  Mr. Stubbs was appointed as the Chief Executive Officer of River Financial Corporation and River Bank & Trust, effective with the merger on December 31, 2015.  Mr. Stubbs has over twenty five years of commercial banking experience.  Specifically, Mr. Stubbs served as a Vice President in the Consumer and Commercial Lending Departments of Aliant Bank from June 1986 through June 1997.  Subsequently, he served as an Area President for Colonial Bank from June 1997 through February 2005, when he left to begin the formation of River Bank & Trust.  Mr. Stubbs community involvement includes serving on numerous business and non-profit boards.

Gerald R. Smith, Jr. was appointed as a Director of the board of directors in 2015 as a result of the merger effective December 31, 2015.  Mr. Smith was also appointed as President of River Financial Corporation and River Bank & Trust effective December 31, 2015.  Prior to the merger, Mr. Smith was one of the founding directors of Keystone Bank in 2007, and served as Chief Executive Officer.  Mr. Smith also brings 45 years of banking experience and a long history of community involvement in Gadsden, AL.  Prior to forming Keystone Bank, Mr. Smith served as the Area Executive for North Alabama for The Bank with overall responsibility for offices in several cities.  He also served as a Senior Banking Officer with The Bank overseeing loan operations and central loan underwriting.

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

John A. Freeman was appointed as a Director of the board of directors in 2015 as a result of the merger effective December 31, 2015.   Mr. Freeman is the President of Freeman Land Development, Inc, and has a long history as a community and civic leader in the Gadsden area.  He also previously served as an Advisory Director of Superior Bank in Gadsden, AL.

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

Summary Compensation Table

The following table sets forth, for the years ended December 31, 2017 and December 31, 2016, a summary of the compensation paid to or earned by our named executive officers from the Company.

				Non-Equity
			Option (2)	Incentive Plan	All Other (3)
Name and Principal Position (1)	Year	Salary ($)	Awards ($)	Compensation ($)	Compensation ($)	Total ($)
James M. Stubbs	2017	$258,103	$-	$82,500	$17,295	$357,898
Chief Executive Officer	2016	$212,266	$65,160	$106,121	$13,549	$397,096
Gerald R. Smith, Jr	2017	$239,615	$-	$73,500	$18,710	$331,825
President	2016	$221,738	$52,128	$90,000	$18,909	$382,775
Kenneth Givens	2017	$190,499	$-	$39,000	$20,355	$249,854
Chief Financial Officer	2016	$178,284	$24,435	$71,313	$17,939	$291,971

(1)

Post-merger effective December 31, 2015, Mr. Stubbs holds the position of Chief Executive Officer and Mr. Gerald Ray Smith, Jr. now holds the position of President for both River Bank & Trust and River Financial Corporation.  Mr. Givens remains as the Chief Financial Officer for both River Bank & Trust and River Financial Corporation.

(2)	Represents the grant date fair value of options and warrants calculated in accordance with FASB Topic 718 as set forth in footnote 1 of River Financial’s financial statements.
(3)	All other compensation:
a.

All other compensation for Mr. Stubbs in 2017 includes life insurance / accidental death & dismemberment ($978), long term disability ($264), company vehicle ($1,887), and company match on the 401(K) ($14,166).

b.

All other compensation for Mr. Stubbs in 2016 includes life insurance / accidental death & dismemberment ($936), long term disability ($264), company vehicle ($1,965), and company match on the 401(K) ($10,384).

c.

All other compensation for Mr. Smith in 2017 includes medical insurance ($6,782), gap insurance ($1,605), life insurance/accidental death & dismemberment ($978), long term disability ($264), company vehicle ($2,275), and company match on the 401(K) ($6,806).

d.

All other compensation for Mr. Smith in 2016 includes medical insurance ($7,039), gap insurance ($1,143), life insurance/accidental death & dismemberment ($936), long term disability ($264), company vehicle ($692), and company match on the 401(K) ($8,835).

e.

All other compensation for Mr. Givens in 2017 includes medical insurance ($7,330), gap insurance ($1,308), life insurance / accidental death & dismemberment ($978), long term disability ($264), and company match on the 401(K) ($10,475).

f.

All other compensation for Mr. Givens in 2016 includes medical insurance ($7,039), gap insurance ($1,143), life insurance / accidental death & dismemberment ($936), long term disability ($264), and company match on the 401(K) ($8,557).

2006 & 2015 Incentive Stock Compensation Plans

General. The 2015 Incentive Stock Compensation (“Incentive Plan”) Plan was approved by our stockholders at a special called meeting on December 1, 2015. The purpose of the Incentive Plan is to promote the long-term success of the Company by providing financial incentives to eligible persons who are in positions to make significant contributions toward such success.  The Plan is designed to attract individuals of outstanding ability to employment with the Company, to encourage such persons to acquire a proprietary interest in the Company, and to render superior performance for the Company. The 2015 Incentive Plan provides for the grant of incentive and non-qualified stock options, stock appreciation rights, restricted and unrestricted stock awards, performance awards, and other stock-based awards to our employees, officers, and directors. The 2015 Incentive Plan reserved for issuance a total of 300,000 shares of our common stock, and the 2006 Incentive Plan reserved for issuance a total of 375,000 shares of our common stock, subject to adjustment in the event of a recapitalization, stock split or similar event. As of March 1, 2018, 246,625 shares of our common stock were subject to outstanding options under the 2006 and 2015 Incentive Plans and 177,500 additional shares of our common stock were reserved for issuance under the 2015 Incentive Plan. The 2006 Incentive Plan expired on April 3, 2016.

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

Outstanding Equity Awards at 2017 Fiscal Year-End

The following table sets forth information as of December 31, 2017, concerning outstanding equity awards previously granted to our named executive officers:

	OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
	Option / Warrant awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexerciseable (1)	Option exercise price ($)	Option expiration date
James Stubbs	7,500	-	$13.00	1/15/2019
	10,000	-	$13.50	1/15/2020
	8,000	2,000	$12.47	3/13/2023
	4,000	6,000	$15.00	1/14/2025
	8,000	32,000	$16.00	1/20/2026
	37,500	40,000

Ray Smith	6,400	25,600	$16.00	1/20/2026
	6,400	25,600

Kenneth Givens	20,000	-	$13.60	2/1/2022
	4,000	1,000	$12.47	3/13/2023
	2,000	3,000	$15.00	1/14/2025
	3,000	12,000	$16.00	1/20/2026
	29,000	16,000

(1)	Unexerciseable options are subject to time-vesting requirements.

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

Director Compensation

Fees.  River Financial Corporation Directors received a director’s fee of $11,000 in 2017 and none in 2016. The following table shows fees paid to those persons who were directors in 2017.

	DIRECTOR COMPENSATION
Name	Year	Fees earned or paid in cash ($)	Stock Awards ($)	All Other Compensation	Total ($)
Larry Puckett	2017	$11,000	N/A	N/A	$11,000
James M. Stubbs	2017	$11,000	N/A	N/A	$11,000
Jimmy L. Ridling	2017	$11,000	N/A	N/A	$11,000
Lynn M. Carter	2017	$11,000	N/A	N/A	$11,000
Charles E. Herron	2017	$11,000	N/A	N/A	$11,000
Jerry C. Kyser, Jr.	2017	$11,000	N/A	N/A	$11,000
David R. Thrasher	2017	$11,000	N/A	N/A	$11,000
R. Shepherd Morris	2017	$11,000	N/A	N/A	$11,000
Bolling P. Starke, III	2017	$11,000	N/A	N/A	$11,000
David B. Smith	2017	$11,000	N/A	N/A	$11,000
Vernon B. Taylor	2017	$11,000	N/A	N/A	$11,000
Dorothy Sanford	2017	$11,000	N/A	N/A	$11,000
Adolph Weil, III	2017	$11,000	N/A	N/A	$11,000
Gerald R. Smith, Jr	2017	$11,000	N/A	N/A	$11,000
Banks Herndon	2017	$11,000	N/A	N/A	$11,000
Boles Pegues	2017	$11,000	N/A	N/A	$11,000
Howard J. Porter, Jr.	2017	$11,000	N/A	N/A	$11,000
John A. Freeman	2017	$11,000	N/A	N/A	$11,000
John Gittings	2017	$11,000	N/A	N/A	$11,000
John Y. Reynolds	2017	$11,000	N/A	N/A	$11,000
Jonathan Traylor	2017	$11,000	N/A	N/A	$11,000
Lucian Newman	2017	$11,000	N/A	N/A	$11,000
W. Murray Neighbors	2017	$11,000	N/A	N/A	$11,000

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 1, 2018 by:

•	each of our directors;
•	our Named Executive Officers listed in the Summary Compensation Table;
•	all of our current directors and executive officers as a group; and
•	each stockholder known by us to beneficially own more than 5% of our common stock

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. Shares of common stock that may be acquired by an individual or group within 60 days of March 1, 2018, pursuant to derivative securities, such as options or RSUs, are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table. Percentage of ownership is based on an aggregate of 5,119,818 shares of common stock outstanding as of March 1, 2018.

Except as indicated in footnotes to the this table, we believe that the stockholders named in this table have sole voting and investment power with respect to all shares of common stock shown to be beneficially  owned by them, based on information provided to us by such stockholder.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percentage of Outstanding Shares(1)
Named Directors & Executive Officers
Larry Puckett	125,697		2.46%
Jim Ridling	94,952		1.85%
Vernon B Taylor	112,620		2.20%
James M Stubbs	164,214	(2)	3.21%
Gerald R Smith, Jr	74,050	(3)	1.45%
W. Murray Neighbors	46,044		0.90%
John A. Freeman	21,269		0.42%
Kenneth H. Givens	33,000	(4)	0.64%

Executive Officers and Directors as a Group	671,846		13.12%
5% Stockholders known by us	N/A

(1)

Based upon total outstanding shares as of March 1, 2018.  Percentages are calculated for each person assuming the exercise of options or warrants held by such person but that no other person exercises options or warrants.  For the directors and executive officers as a group, the percentage is determined by assuming that each director and executive officer exercises all options and warrants but that no other person exercises options or warrants.

(2)	James M. Stubbs’ ownership includes 47,500 vested options not yet exercised.
(3)	Gerald R. Smith, Jr.’s ownership includes 12,800 vested options not yet exercised.
(4)	Kenneth H. Givens’ ownership solely represents 25,000 vested options not yet exercised.

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

Item 14. Principal Accountant Fees and Services

During the period covering the fiscal years ended December 31, 2017 and 2016, Mauldin & Jenkins, LLC performed the following professional services. The retention of Mauldin & Jenkins, LLC was approved in advance by the audit committee.  In accordance with the Company’s audit committee procedures, the audit committee approved the retention of the independent accountants, the length of its engagement, and the services performed.

Description	2017	2016
Audit Fees	$115,262	$122,737
Audit-Related Fees	$-	$-
Tax Fees	$-	$-
All Other Fees	$-	$-

Item 15. Index to Exhibits

The following is an index of exhibits including items incorporated by reference:

Exhibit Number	Description of Exhibit

2.1

Agreement and Plan of Merger, dated as of May 13, 2015, by and among River Financial Corporation and Keystone Bancshares, Inc. filed as Annex A to the Registrant’s Registration Statement on Form S-4, registration no. 333-205986 filed on July 31, 2015 and incorporated herein by reference.

3.1	Articles of Incorporation of River Financial Corporation, as amended, included as Exhibit 3.1 in the River Financial Corporation Form 10-K filed March 28, 2016 and incorporated herein by reference.

3.2	Bylaws of River Financial Corporation, as amended, included as Exhibit 3.2 in the River Financial Corporation 10-K filed March 28, 2016 and incorporated herein by reference.

4.1

Article IV and Article V of the Articles of Incorporation, as amended, included at Exhibit 3.1 above and Article II and Article VI of the bylaws, as amended, included as Exhibit 3.2 above, and incorporated herein by reference.

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

10.10

River Financial 2015 Incentive Stock Compensation Plan filed as Annex E to the Registrant’s Registration Statement on Form S-4, registration no. 333-205986 filed on July 31, 2015 and incorporated herein by reference.

10.11	Loan Agreement between River Financial Corporation and Southpoint Bank filed as Exhibit 10.1 to the Registrant’s Form 8-K filed January 5, 2016 and incorporated herein by reference.

21.1

Subsidiaries of River Financial Corporation, filed as Exhibit 21.1 to the Registrant’s Registration Statement on Form S-4, registration no. 333-205986 filed on July 31, 2015 and incorporated herein by reference.

23.1	Consent of Mauldin and Jenkins, LLC (Filed herewith)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended (Filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended (Filed herewith)

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Filed herewith)

101	Interactive Data Files

Signatures

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934 the registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Prattville, State of Alabama, on March 20, 2018.

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

* March 20, 2018