Form 10-Q
period 2018-03-31
River Financial Corp
filed 2018-05-09
CIK 1641601

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

As of May 3, 2018, the registrant had 5,124,518 shares of common stock, $1.00 par value per share, outstanding.

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

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

RIVER FINANCIAL CORPORATION

Consolidated Statements of Financial Condition

(in thousands except share data)

	March 31, 2018	December 31, 2017
	Unaudited	Audited
Assets
Cash and due from banks	$12,505	$14,669
Interest-bearing deposits in banks	16,476	889
Cash and cash equivalents	28,981	15,558

Certificates of deposit in banks	2,992	5,214
Securities available-for-sale	146,680	193,289
Loans held for sale	3,737	3,858
Loans, net of unearned income	579,777	547,121
Less allowance for loan losses	(5,387)	(4,881)
Net loans	574,390	542,240
Premises and equipment, net	21,659	21,809
Accrued interest receivable	2,129	2,499
Bank owned life insurance	20,131	19,991
Foreclosed assets	1,677	1,546
Deferred income taxes	2,962	1,977
Core deposit intangible	1,433	1,560
Goodwill	10,050	10,050
Other assets	4,215	3,701
Total assets	$821,036	$823,292
Liabilities and Shareholders' Equity
Noninterest-bearing deposits	$180,399	$185,171
Interest-bearing deposits	519,658	514,690
Total deposits	700,057	699,861
Securities sold under agreements to repurchase	13,139	13,865
Federal Home Loan Bank advances	10,000	10,000
Federal funds purchased	-	1,153
Note payable	5,089	5,357
Accrued interest payable and other liabilities	3,440	3,107
Total liabilities	731,725	733,343
Common stock related to 401(k) Employee Stock Ownership Plan	950	950
Stockholders' Equity:
Common stock ($1 par value; 10,000,000 shares authorized; 5,140,201 and 5,113,951 shares issued; 5,124,318 and 5,098,068 shares outstanding, respectively)	5,140	5,114
Additional paid in capital	65,212	64,935
Retained earnings	23,213	22,388
Accumulated other comprehensive loss	(3,882)	(2,116)
Treasury stock at cost (15,883 shares)	(372)	(372)
Common stock related to 401(k) Employee Stock Ownership Plan	(950)	(950)
Total stockholders' equity	88,361	88,999
Total equity	89,311	89,949
Total liabilities and stockholders' equity	$821,036	$823,292

The accompanying notes are an integral part of these financial statements.

RIVER FINANCIAL CORPORATION

Unaudited Consolidated Statements of Income

(in thousands except per share data)

	For the Three Months Ended:
	March 31,
	2018	2017
Interest income:
Loans, including fees	$7,326	$6,785
Taxable securities	625	702
Nontaxable securities	204	286
Other interest income	44	63
Total interest income	8,199	7,836
Interest expense:
Deposits	582	519
Short-term borrowings	10	5
Federal Home Loan Bank advances	61	-
Note payable	60	61
Total interest expense	713	585
Net interest income	7,486	7,251
Provision for loan losses	480	360
Net interest income after provision for loan losses	7,006	6,891
Noninterest income:
Service charges and fees	760	699
Investment brokerage revenue	42	25
Mortgage operations	410	409
Bank owned life insurance income	140	104
Net gain on sale of investment securities	2	-
Other noninterest income	115	70
Total noninterest income	1,469	1,307
Noninterest expense:
Salaries and employee benefits	3,369	2,717
Occupancy expenses	342	330
Equipment rentals, depreciation, and maintenance	258	183
Telephone and communications	49	55
Advertising and business development	120	115
Data processing	417	442
Foreclosed assets, net	23	38
Federal deposit insurance and other regulatory assessments	82	92
Legal and other professional services	110	126
Other operating expense	819	798
Total noninterest expense	5,589	4,896
Income before income taxes	2,886	3,302
Provision for income taxes	627	1,073
Net income	$2,259	$2,229

Basic net earnings per common share	$0.44	$0.44
Diluted net earnings per common share	$0.43	$0.43
Dividends per common share	$0.28	$0.25

The accompanying notes are an integral part of these financial statements.

RIVER FINANCIAL CORPORATION

Unaudited Consolidated Statements of Comprehensive Income

(in thousands)

	For the Three Months Ended
	March 31,
	2018	2017
Net income	$2,259	$2,229
Other comprehensive income (loss), net of tax:
Investment securities available-for-sale:
Net unrealized gains (losses)	(2,355)	908
Reclassification adjustments for net gains realized in net income	(4)	-
Income tax effect	593	(335)
Other comprehensive income (loss)	(1,766)	573
Comprehensive income	$493	$2,802

The accompanying notes are an integral part of these financial statements.

RIVER FINANCIAL CORPORATION

Unaudited Consolidated Statements of Changes in Stockholders' Equity

(in thousands except share and per share data)

				Accumulated		Common
		Additional		Other		Stock	Total
	Common	Paid In	Retained	Comprehensive	Treasury	Related to	Stockholders'
	Stock	Capital	Earnings	Income (Loss)	Stock	KSOP	Equity
Balance at December 31, 2017	$5,114	$64,935	$22,388	$(2,116)	$(372)	$(950)	$88,999
Net income	-	-	2,259	-	-	-	2,259
Other comprehensive loss	-	-	-	(1,766)	-	-	(1,766)
Exercise of stock options and warrants (26,250 shares)	26	263	-	-	-	-	289
Dividends declared ($0.28 per share)	-	-	(1,434)	-	-	-	(1,434)
Stock compensation expense	-	14	-	-	-	-	14
Balance at March 31, 2018	$5,140	$65,212	$23,213	$(3,882)	$(372)	$(950)	$88,361

The accompanying notes are an integral part of these financial statements.

RIVER FINANCIAL CORPORATION

Unaudited Consolidated Statements of Cash Flows

(in thousands)

	For the Three Months
	Ended March 31,
	2018	2017
Cash Flows From (Used For) Operating Activities:
Net Income	$2,259	$2,229
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	480	360
Provision for losses on foreclosed assets	30	30
Amortization of securities available-for-sale	459	544
Accretion of securities available-for-sale	(7)	(8)
Realized net gain on securities available-for-sale	(2)	-
Accretion of discount on acquired loans	(342)	(647)
Amortization of deferred loan fees	(277)	(235)
Amortization of core deposit intangible asset	127	148
Stock compensation expense	14	13
Bank owned life insurance income	(140)	(104)
Depreciation and amortization of premises and equipment	248	217
Gain on sale of foreclosed assets	-	(16)
Deferred income tax (benefit)	(392)	177
(Increase) decrease in operating assets and (decrease) increase in operating liabilities:
Loans held-for-sale	121	3,059
Accrued interest receivable	370	45
Other assets	(502)	13
Accrued interest payable and other liabilities	333	(182)
Net cash from operating activities	2,779	5,643
Cash Flows From (Used For) Investing Activities:
Sales of certificate of deposit	1,452	-
Maturity of certificate of deposit	999	-
Purchase of certificate of deposit	(249)	-
Activity in securities available-for-sale:
Sales	35,854	-
Maturities, payments, calls	7,966	4,709
Purchases	-	(33,665)
Loan principal originations, net	(32,319)	4,493
Proceeds from sale of foreclosed assets	147	369
Purchases of premises and equipment	(98)	(579)
Purchase of restricted equity securities, net	(12)	(83)
Net cash from (used for) investing activities	13,740	(24,756)
Cash Flows From (Used For) Financing Activities:
Net increase (decrease) in deposits	196	(2,975)
Net (decrease) increase in securities sold under agreements to repurchase	(726)	236
Proceeds from Federal Home Loan Bank advances	20,000	-
Repayment of Federal Home Loan Bank advances	(20,000)	-
Repayment of note payable	(268)	(268)
Federal funds purchased	(1,153)	-
Proceeds from exercise of common stock options and warrants	289	50
Purchase of treasury stock	-	(29)
Cash dividends	(1,434)	(1,272)
Net cash used for financing activities	(3,096)	(4,258)
Net Change In Cash And Cash Equivalents	13,423	(23,371)
Cash and Cash Equivalents At Beginning Of Period	15,558	42,499
Cash and Cash Equivalents At End Of Period	$28,981	$19,128

Supplemental Disclosures Of Cash Flows Information:
Cash Payments For:
Interest paid to depositors	$582	$586
Interest paid on borrowings	$125	$66
Non-cash investing and financing activities:
Transfer of loans to foreclosed assets	$308	$2,428

The accompanying notes are an integral part of these financial statements.

River Financial Corporation

Notes to Unaudited Consolidated Financial Statements

(amounts in thousands, except share and per share data)

Note 1 – Basis of Presentation

General

The unaudited consolidated financial statements include the accounts of River Financial Corporation (“River” or the “Company”) and its wholly owned subsidiary, River Bank & Trust (“Bank”). The Bank provides a full range of commercial and consumer banking services primarily in the Montgomery, Alabama metropolitan area, Autauga, Elmore, Etowah, Lee and Tallapoosa counties and surrounding counties in Alabama. The Bank is primarily regulated by the Federal Deposit Insurance Corporation (“FDIC”) and undergoes periodic examinations by this regulatory agency and the Alabama Banking Department.  The Company is regulated by the Federal Reserve Bank (“FRB”) and is also subject to periodic examinations.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly River Financial Corporation’s consolidated statements of financial condition, statements of income, statements of comprehensive income, statements of changes in stockholders’ equity and statements of cash flows for the periods presented, and all such adjustments are of a normal recurring nature. All material intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the entire year.

These interim consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission and, therefore, certain information and note disclosures normally presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted or abbreviated. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes as of December 31, 2017, which are contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017

Preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying disclosures. These estimates are based on management’s best knowledge of current events and actions the Company may undertake in the future. Estimates are used in accounting for, among other items, the allowance for loan losses, foreclosed asset valuations, useful lives for depreciation and amortization, fair value of financial instruments, deferred taxes, and contingencies. Estimates that are particularly susceptible to significant change for the Company include the determination of the allowance for loan losses, investment securities impairment, and assessment of deferred tax assets and liabilities, and therefore are critical accounting policies. Management does not anticipate any material changes to estimates in the near term. Factors that may cause sensitivity to the aforementioned estimates include but are not limited to: external market factors such as market interest rates and employment rates, changes to operating policies and procedures, economic conditions in our markets, and changes in applicable banking regulations. Actual results may ultimately differ from estimates, although management does not generally believe such differences would materially affect the consolidated financial statements in any individual reporting period presented.

Note 2 – Earnings Per Share

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

The reconciliation of the components of the basic and diluted earnings per share is as follows (amounts in thousands):

	For the Three Months
	Ended March 31,
	2018	2017
Net earnings available to common shareholders	$2,259	$2,229
Weighted average common shares outstanding	5,111,704	5,084,621
Dilutive effect of stock options	90,888	57,352
Diluted common shares	5,202,592	5,141,973
Basic earnings per common share	$0.44	$0.44
Diluted earnings per common share	$0.43	$0.43

Note 3 – Investment Securities

Securities available-for-sale at March 31, 2018 and December 31, 2017 are as follows (amounts in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2018:
Securities available-for-sale:
Residential mortgage-backed	$104,666	$-	$(4,405)	$100,261
U.S. govt. sponsored enterprises	9,695	-	(263)	9,432
State, county, and municipal	36,100	83	(510)	35,673
Corporate debt obligations	1,383	-	(69)	1,314
Totals	$151,844	$83	$(5,247)	$146,680

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2017:
Securities available-for-sale:
Residential mortgage-backed	$125,768	$23	$(2,819)	$122,972
U.S. govt. sponsored enterprises	13,176	8	(185)	12,999
State, county, and municipal	55,339	511	(349)	55,501
Corporate debt obligations	1,831	11	(25)	1,817
Totals	$196,114	$553	$(3,378)	$193,289

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

Details concerning investment securities with unrealized losses as of March 31, 2018 and December 31, 2017 are as follows (amounts in thousands):

	Less Than 12 Months		More Than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2018:
Securities available-for-sale:
Residential mortgage-backed	$30,148	$845	$70,113	$3,560	$100,261	$4,405
U.S. govt. sponsored enterprises	5,813	113	3,619	150	9,432	263
State, county & municipal	15,889	217	12,288	293	28,177	510
Corporate debt obligations	1,000	-	315	69	1,315	69
Totals	$52,850	$1,175	$86,335	$4,072	$139,185	$5,247

December 31, 2017:
Securities available-for-sale:
Residential mortgage-backed	$43,811	$445	$75,046	$2,374	$118,857	$2,819
U.S. govt. sponsored enterprises	8,630	60	3,698	125	12,328	185
State, county & municipal	14,535	130	14,559	219	29,094	349
Corporate debt obligations	1,000	-	355	25	1,355	25
Totals	$67,976	$635	$93,658	$2,743	$161,634	$3,378

As of March 31, 2018, management does not consider securities with unrealized losses to be other-than-temporarily impaired. The unrealized losses in each category have occurred as a result of changes in interest rates, market spreads and market conditions subsequent to purchase. The Company has the ability and intent to hold its securities for a period of time sufficient to allow for a recovery in fair value. There were no other-than-temporary impairments charged to earnings during the three months ended March 31, 2018 or 2017.  The Company owned a total of 149 securities with unrealized losses of $5.25 million at March 31, 2018. As of March 31, 2018 and December 31, 2017, securities with a carrying value of approximately $29.4 million and  $28.5 million, respectively, were pledged to secure public deposits as required by law. At March 31, 2018 and December 31, 2017, the carrying value of securities pledged to secure repurchase agreements was approximately $18.9 million and $20 million, respectively.

During the three months ended March 31, 2018, the Company sold investment securities for proceeds of  $35.9 million and realized gains of $2 thousand.    No securities were sold during the three months ended March 31, 2017.

The amortized cost and estimated fair value of securities available-for-sale at March 31, 2018, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities for residential mortgage backed securities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.  These securities are therefore not presented by maturity classification.

	Amortized Cost	Fair Value
	(In Thousands)
Securities available-for-sale
Less than 1 year	$4,710	$4,700
1 to 5 years	15,066	14,854
5 to 10 years	7,860	7,711
After 10 years	19,542	19,154
	47,178	46,419
Residential mortgage-backed securities	104,666	100,261
Totals	$151,844	$146,680

Note 4 – Loans, Allowance for Loan Losses and Credit Quality

Major classifications of loans at March 31, 2018 and December 31, 2017 are summarized as follows (amounts in thousands):

	March 31, 2018		December 31, 2017
	Amount	% of Total	Amount	% of Total
Residential real estate:
Closed-end 1-4 family - first lien	$121,826	21.2%	$115,776	21.4%
Closed-end 1-4 family - junior lien	4,824	0.8%	4,969	0.9%
Multi-family	16,981	3.0%	16,977	3.1%
Total residential real estate	143,631	25.0%	137,722	25.4%
Commercial real estate:
Nonfarm nonresidential	178,166	31.0%	173,443	32.0%
Farmland	7,764	1.4%	7,782	1.4%
Total commercial real estate	185,930	32.4%	181,225	33.4%
Construction and land development:
Residential	34,658	6.0%	25,830	4.8%
Other	41,659	7.3%	40,734	7.5%
Total construction and land development	76,317	13.3%	66,564	12.3%
Home equity lines of credit	36,210	6.3%	35,833	6.6%
Commercial loans:
Other commercial loans	103,487	18.0%	95,896	17.7%
Agricultural	1,283	0.2%	1,581	0.3%
State, county, and municipal loans	12,686	2.2%	8,332	1.5%
Total commercial loans	117,456	20.4%	105,809	19.5%
Consumer loans	23,203	4.0%	23,231	4.3%
Total gross loans	582,747	101.4%	550,384	101.5%
Allowance for loan losses	(5,387)	-0.9%	(4,881)	-0.9%
Net deferred loan fees and discounts	(2,970)	-0.5%	(3,263)	-0.6%
Net loans	$574,390	100.0%	$542,240	100.0%

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

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method for the periods indicated below (amounts in thousands).  Acquired loans are not included in the allowance for loan losses calculation, as these loans are recorded at fair value and there has been no further indication of credit deterioration that would require an additional provision.

	Real Estate Mortgage Loans
			Construction	Home Equity
			and Land	Lines
Allowance for Loan Losses	Residential	Commercial	Development	Of Credit	Commercial	Consumer	Total
Balance - December 31, 2017	$1,167	$1,604	$606	$333	$954	$217	$4,881
Provision for loan losses	65	122	110	46	117	20	480
Loan charge-offs	-	-	-	-	(40)	(30)	(70)
Loan recoveries	-	3	22	2	66	3	96
Balance - March 31, 2018	$1,232	$1,729	$738	$381	$1,097	$210	$5,387

Ending balance:
Individually evaluated for impairment	$524	$176	$15	$-	$171	$9	$895
Collectively evaluated for impairment	708	1,553	723	381	926	201	4,492
Total	$1,232	$1,729	$738	$381	$1,097	$210	$5,387

Loans:
Individually evaluated for impairment	$2,241	$2,266	$166	$100	$296	$85	$5,154
Collectively evaluated for impairment	141,390	183,664	76,151	36,110	117,160	23,118	577,593
Total	$143,631	$185,930	$76,317	$36,210	$117,456	$23,203	$582,747

	Real Estate Mortgage Loans
			Construction	Home Equity
			and Land	Lines
Allowance for Loan Losses	Residential	Commercial	Development	Of Credit	Commercial	Consumer	Total
Balance - December 31, 2016	$563	$1,506	$723	$187	$829	$199	$4,007
Provision for loan losses	210	(229)	55	163	75	86	360
Loan charge-offs	-	-	(115)	(107)	(24)	(88)	(334)
Loan recoveries	-	-	3	1	22	1	27
Balance - March 31, 2017	$773	$1,277	$666	$244	$902	$198	$4,060

Ending balance:
Individually evaluated for impairment	$296	$384	$-	$-	$432	$15	$1,127
Collectively evaluated for impairment	477	893	666	244	470	183	2,933
Total	$773	$1,277	$666	$244	$902	$198	$4,060

Loans:
Individually evaluated for impairment	$2,326	$2,797	$-	$-	$650	$37	$5,810
Collectively evaluated for impairment	129,494	167,990	60,757	34,888	93,858	22,186	509,173
Total	$131,820	$170,787	$60,757	$34,888	$94,508	$22,223	$514,983

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

The following table presents impaired loans by class of loans as of March 31, 2018 (amounts in thousands).  Purchased credit-impaired loans are not included in these tables because they are carried at fair value and accordingly have no related associated allowance.

Nonaccruing Impaired Loans	Unpaid Principal Balance	Recorded Investment	Impaired Loans With No Allowance	Impaired Loans With Allowance	Allowance for Loan Losses
Mortgage loans on real estate:
Residential	$1,415	$1,415	$-	$1,415	$524
Commercial real estate	494	322	322	-	-
Construction and land development	-	-	-	-	-
Total mortgage loans on real estate	1,909	1,737	322	1,415	524
Home equity lines of credit	-	-	-	-	-
Commercial loans	146	146	-	146	146
Consumer loans	204	54	54	-	-
Total Loans	$2,259	$1,937	$376	$1,561	$670

Accruing Impaired Loans	Unpaid Principal Balance	Recorded Investment	Impaired Loans With No Allowance	Impaired Loans With Allowance	Allowance for Loan Losses
Mortgage loans on real estate:
Residential	$826	$826	$826	$-	$-
Commercial real estate	1,944	1,944	530	1,414	176
Construction and land development	229	166	-	166	15
Total mortgage loans on real estate	2,999	2,936	1,356	1,580	191
Home equity lines of credit	100	100	100	-	-
Commercial loans	150	150	125	25	25
Consumer loans	31	31	-	31	9
Total Loans	$3,280	$3,217	$1,581	$1,636	$225

Total Impaired Loans	Unpaid Principal Balance	Recorded Investment	Impaired Loans With No Allowance	Impaired Loans With Allowance	Allowance for Loan Losses
Mortgage loans on real estate:
Residential	$2,241	$2,241	$826	$1,415	$524
Commercial real estate	2,438	2,266	852	1,414	176
Construction and land development	229	166	-	166	15
Total mortgage loans on real estate	4,908	4,673	1,678	2,995	715
Home equity lines of credit	100	100	100	-	-
Commercial loans	296	296	125	171	171
Consumer loans	235	85	54	31	9
Total Loans	$5,539	$5,154	$1,957	$3,197	$895

The following table presents impaired loans by class of loans as of December 31, 2017 (amounts in thousands).  Purchased credit-impaired loans are not included in these tables because they are carried at fair value and accordingly have no related associated allowance.

Nonaccruing Impaired Loans	Unpaid Principal Balance	Recorded Investment	Impaired Loans With No Allowance	Impaired Loans With Allowance	Allowance for Loan Losses
Mortgage loans on real estate:
Residential	$1,767	$1,767	$350	$1,417	$526
Commercial real estate	500	328	328	-	-
Construction and land development	-	-	-	-	-
Total mortgage loans on real estate	2,267	2,095	678	1,417	526
Home equity lines of credit	-	-	-	-	-
Commercial loans	-	-	-	-	-
Consumer loans	204	54	54	-	-
Total Loans	$2,471	$2,149	$732	$1,417	$526

Accruing Impaired Loans	Unpaid Principal Balance	Recorded Investment	Impaired Loans With No Allowance	Impaired Loans With Allowance	Allowance for Loan Losses
Mortgage loans on real estate:
Residential	$844	$844	$844	$-	$-
Commercial real estate	1,968	1,967	540	1,427	187
Construction and land development	232	168	-	168	11
Total mortgage loans on real estate	3,044	2,979	1,384	1,595	198
Home equity lines of credit	100	100	100	-	-
Commercial loans	300	301	127	174	174
Consumer loans	33	33	-	33	10
Total Loans	$3,477	$3,413	$1,611	$1,802	$382

Total Impaired Loans	Unpaid Principal Balance	Recorded Investment	Impaired Loans With No Allowance	Impaired Loans With Allowance	Allowance for Loan Losses
Mortgage loans on real estate:
Residential	$2,611	$2,611	$1,194	$1,417	$526
Commercial real estate	2,468	2,295	868	1,427	187
Construction and land development	232	168	-	168	11
Total mortgage loans on real estate	5,311	5,074	2,062	3,012	724
Home equity lines of credit	100	100	100	-	-
Commercial loans	300	301	127	174	174
Consumer loans	237	87	54	33	10
Total Loans	$5,948	$5,562	$2,343	$3,219	$908

The following table presents the average recorded investment in impaired loans and the interest income recognized on impaired loans in the three months ended March 31, 2018 and 2017 by loan category (amounts in thousands).

	Three Months Ended			Three Months Ended
	March 31, 2018			March 31, 2017
	Average	Ending		Average	Ending
	Recorded	Recorded	Interest	Recorded	Recorded	Interest
	Investment	Investment	Income	Investment	Investment	Income
Mortgage loans on real estate:
Residential real estate	$2,249	$2,241	$12	$1,720	$2,326	$18
Commercial real estate	2,281	2,266	23	3,562	2,797	25
Construction and land development	167	166	2	15	-	-
Total mortgage loans on real estate	4,697	4,673	37	5,297	5,123	43
Home equity lines of credit	100	100	1	50	-	1
Commercial loans	298	296	2	577	650	6
Consumer loans	86	85	-	19	37	-
Total Loans	$5,181	$5,154	$40	$5,943	$5,810	$50

The following tables present the aging of loans and non-accrual loan balances as of March 31, 2018 and December 31, 2017, by class of loans (amounts in thousands).

	Accruing Loans
As of March 31, 2018	Current	30-89 Days Past Due	90+ Days Past Due	Nonaccrual Loans	Total Loans
Mortgage loans on real estate:
Residential	$140,727	$988	$51	$1,865	$143,631
Commercial real estate	185,566	42	-	322	185,930
Construction and land development	75,499	792	-	26	76,317
Total mortgage loans on real estate	401,792	1,822	51	2,213	405,878
Home equity lines of credit	36,105	26	-	79	36,210
Commercial loans	116,808	477	-	171	117,456
Consumer loans	22,989	79	24	111	23,203
Total Loans	$577,694	$2,404	$75	$2,574	$582,747

	Accruing Loans
As of December 31, 2017	Current	30-89 Days Past Due	90+ Days Past Due	Nonaccrual Loans	Total Loans
Mortgage loans on real estate:
Residential	$134,565	$857	$410	$1,890	$137,722
Commercial real estate	180,826	-	-	399	181,225
Construction and land development	66,275	221	-	68	66,564
Total mortgage loans on real estate	381,666	1,078	410	2,357	385,511
Home equity lines of credit	35,591	152	10	80	35,833
Commercial loans	105,081	728	-	-	105,809
Consumer loans	22,906	175	1	149	23,231
Total Loans	$545,244	$2,133	$421	$2,586	$550,384

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be Pass rated loans. As of March 31, 2018 and December 31, 2017, and based on the most recent analysis performed as of those dates, the risk category of loans by class of loans is as follows (amounts in thousands):

As of March 31, 2018	Pass	Special Mention	Substandard	Doubtful	Total
Mortgage loans on real estate:
Residential	$139,392	$1,252	$2,987	$-	$143,631
Commercial real estate	180,482	4,220	1,228	-	185,930
Construction and land development	75,501	638	178	-	76,317
Total mortgage loans on real estate	395,375	6,110	4,393	-	405,878
Home equity lines of credit	35,995	14	201	-	36,210
Commercial loans	114,849	2,123	484	-	117,456
Consumer loans	22,842	79	282	-	23,203
Total Loans	$569,061	$8,326	$5,360	$-	$582,747

As of December 31, 2017	Pass	Special Mention	Substandard	Doubtful	Total
Mortgage loans on real estate:
Residential	$132,914	$1,390	$3,418	$-	$137,722
Commercial real estate	175,208	4,238	1,779	-	181,225
Construction and land development	65,656	750	158	-	66,564
Total mortgage loans on real estate	373,778	6,378	5,355	-	385,511
Home equity lines of credit	35,580	14	203	36	35,833
Commercial loans	103,137	2,234	438	-	105,809
Consumer loans	22,865	58	308	-	23,231
Total Loans	$535,360	$8,684	$6,304	$36	$550,384

Note 5 – Fair Value Measurements and Disclosures

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

Loans and mortgage loans held-for-sale – The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. When a loan is identified as individually impaired, management measures impairment using one of three methods. These methods  include collateral value, market value of similar debt, and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. As of March 31, 2018 and December 31, 2017, impaired loans were evaluated based on the fair value of the collateral. Impaired loans for which an allowance is established based on the fair value of collateral, or loans that were charged down according to the fair value of collateral, require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price, the Company records the impaired loan as nonrecurring Level 2. When the fair value is based on an appraised value, the Company records the impaired loan as nonrecurring Level 3.

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

Accrued interest receivable - For disclosure purposes, the fair value of the accrued interest on investments and loans is the carrying value.

         Foreclosed assets - Other real estate properties and miscellaneous repossessed assets are adjusted to fair value upon transfer of the loans to foreclosed assets. Subsequently, foreclosed assets are carried at the lower of carrying value or fair value. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. When the fair value of the collateral is based on an observable market price, the Company records the foreclosed asset as nonrecurring Level 2. When fair value is based on an appraised value or management’s estimate of value, the Company records the foreclosed asset as nonrecurring Level 3.

Deposit liabilities – For disclosure purposes, the fair value for demand deposits, savings accounts, and certain money market deposits is the amount payable on demand at the reporting date. Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered for deposits of similar remaining maturities.

Accrued interest payable - For disclosure purposes, the fair value of the accrued interest payable on deposits is the carrying value.

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

Federal funds purchased - For disclosure purposes, the fair value of federal funds purchased is the carrying value.

Note payable – For disclosure purposes the carrying amount of the floating rate note payable approximates fair value.

Commitments to extend credit and standby letters of credit - Because commitments to extend credit and standby letters of credit are generally short-term and made using variable rates, the carrying value and estimated fair value associated with these instruments are immaterial.

Assets and liabilities measured at fair value on a recurring basis - The only assets and liabilities measured at fair value on a recurring basis are our securities available-for-sale.  There were no transfers between levels during the period.  Information related to the Company’s assets and liabilities measured at fair value on a recurring basis at March 31, 2018 and December 31, 2017 is as follows: (amounts in thousands)

	Fair Value Measurements At Reporting Date Using:
March 31, 2018	Fair Value	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Securities available-for-sale:
Residential mortgage -backed	$100,261	$-	$100,261	$-
U.S. government sponsored enterprises	9,432	-	9,432	-
State, county, and municipal	35,673	-	35,673	-
Corporate debt obligations	1,314	-	1,314	-
Totals	$146,680	$-	$146,680	$-

	Fair Value Measurements At Reporting Date Using:
December 31, 2017	Fair Value	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Securities available-for-sale:
Residential mortgage -backed	$122,972	$-	$122,972	$-
U.S. government sponsored enterprises	12,999	-	12,999	-
State, county, and municipal	55,501	-	55,501	-
Corporate debt obligations	$1,817	-	1,817	-
Totals	$193,289	$-	$193,289	$-

Assets measured at fair value on a nonrecurring basis – The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a nonrecurring basis are included in the table below as of March 31, 2018 and December 31, 2017 (amounts in thousands):

	Fair Value Measurements At Reporting Date Using:
March 31, 2018	Fair Value	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$4,259	$-	$-	$4,259
Foreclosed assets	1,677	-	-	1,677
Totals	$5,936	$-	$-	$5,936

December 31, 2017	Fair Value	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$4,654	$-	$-	$4,654
Foreclosed assets	1,546	-	-	1,546
Totals	$6,200	$-	$-	$6,200

The Company has estimated the fair values of these assets using Level 3 inputs, specifically the appraised value of the collateral. Impaired loan balances represent those collateral dependent impaired loans where management has estimated the credit loss by comparing the loan’s carrying value against the expected realizable fair value of the impaired loan for the amount of the credit loss.

The estimated fair values, and related carrying or notional amounts, of the Company’s financial instruments as of March 31, 2018 and December 31, 2017 are as follows (amounts in thousands):

		Estimated Fair Value
March 31, 2018	Carrying Amount	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$28,981	$28,981	$-	$-
Certificates of deposit in banks	2,992	-	2,992	-
Securities available-for-sale	146,680	-	146,680	-
Loans held-for-sale	3,737	-	3,737	-
Restricted equity securities	1,547	-	-	1,547
Loans receivable	574,390	-	565,410	4,259
Bank owned life insurance	20,131	-	20,131	-
Accrued interest receivable	2,129	-	2,129	-
Financial liabilities:
Deposits	700,057	-	669,697	-
Accrued interest payable	127	-	127	-
Securities sold under agreements to repurchase	13,139	-	13,139	-
Federal Home Loan Bank advances	10,000	-	10,000	-
Note payable	5,089	-	5,089	-

		Estimated Fair Value
December 31, 2017	Carrying Amount	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$15,558	$15,558	$-	$-
Certificates of deposit in banks	5,214	-	5,214	-
Securities available-for-sale	193,289	-	193,289	-
Loans held-for-sale	3,858	-	3,858	-
Restricted equity securities	1,259	-	-	1,259
Loans receivable	542,240	-	536,701	4,654
Bank owned life insurance	19,991	-	19,991	-
Accrued interest receivable	2,499	-	2,499	-
Financial liabilities:
Deposits	699,861	-	675,871	-
Accrued interest payable	121	-	121	-
Securities sold under agreements to repurchase	13,865	-	13,865	-
Federal Home Loan Bank advances	10,000	-	9,997	-
Federal funds purchased	1,153		1,153
Note payable	5,357	-	5,357	-

The estimated fair values of the standby letters of credit and loan commitments on which the committed interest rate is less than the current market rate are insignificant at March 31, 2018 and December 31, 2017.

The Company assumes interest rate risk (the risk that general interest rate levels will change) as a result of its normal operations.  As a result, the fair values of the Company’s financial instruments will change when interest rate levels change and that change may be either favorable or unfavorable to the Company. Management attempts to match maturities of assets and liabilities to the extent believed necessary to minimize interest rate risk.  However, borrowers with fixed-rate obligations are less likely to prepay in a rising rate environment and more likely to prepay in a falling rate environment. Conversely, depositors who are receiving fixed-rates are more likely to withdraw funds before maturity in a rising rate environment and less likely to do so in a falling-rate environment.  Management monitors rates and maturities of assets and liabilities, and attempts to minimize interest rate risk by adjusting terms of new loans and deposits and by investing in securities with terms that mitigate the Company’s overall interest rate risk.

Note 6 – Recently Issued Accounting Pronouncements

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

Note 7 – Defined Contribution Plan

The Company provides a 401(k) employee stock ownership plan (KSOP), which covers substantially all of the Company’s employees who are eligible, as to age and length of service. A participant may elect to make contributions up to $18.5 thousand and $18 thousand of the participant’s annual compensation in 2018 and 2017, respectively. The Company makes contributions up to 3% of each participant’s annual compensation and the Company matches 50% of the next 2% contributed by the employee. Contributions to the plan by Company were approximately $96 thousand and $95 thousand for the three months ended March 31, 2018 and 2017, respectively.  Outstanding shares of the Company’s common stock allocated to participants at March 31, 2018 and December 31, 2017 totaled  53,715, and there were no unallocated shares. These shares are treated as outstanding for purposes of calculating earnings per share and dividends on these shares are included in the Consolidated Statements of Stockholders’ Equity.

The Company’s KSOP includes a put option for shares of the Company’s common stock distributed from the KSOP. Shares are distributed from the KSOP primarily to separated vested participants and certain eligible participants who elect to diversify their account balances. Since the Company’s common stock is not currently traded on an established securities market, if the owners of distributed shares desire to sell their shares, the Company is required to purchase the shares at fair value during two put option periods following the distribution of the shares from the KSOP. The first put option period is within sixty days following the distribution of the shares from the KSOP.  The second put option period begins on the first day of the fifth month of the plan year for a sixty day period. The fair value of distributed shares subject to the put option totaled $0 as of March 31, 2018 and December 31, 2017. The cost of the KSOP shares totaled $950 thousand as of March 31, 2018 and December 31, 2017. Due to the Company’s obligation under the put option, the distributed shares and KSOP shares are classified as temporary equity in the mezzanine section of the consolidated statements of financial condition and totaled $950 thousand as of March 31, 2018 and December 31, 2017. The fair value of the KSOP shares totaled $1.32 million as of March 31, 2018 and December 31, 2017.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with our condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q, as well as our audited consolidated financial statements and related notes thereto for the year ended December 31, 2017, which are contained in the Annual Report on Form 10-K for the year ended December 31, 2017. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions that could cause actual results to differ materially from our expectations. Factors that could cause such differences are discussed in our 2017 Annual Report on Form 10-K under “Part I, Item 1A - Risk Factors.” We assume no obligation to update any of these forward-looking statements.

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

Our Business

We are a bank holding company headquartered in Prattville, Alabama. We engage in the business of banking through our wholly-owned banking subsidiary, River Bank & Trust, which we may refer to as the “Bank,” or “River Bank.” Through the Bank, we provide a broad array of financial services to businesses, business owners, professionals, and consumers. As of March 31, 2018, we operated ten full-service banking offices in Alabama in the cities of Montgomery, Prattville, Millbrook, Wetumpka, Auburn, Opelika, Gadsden and Alexander City.  We also operate one loan production office in Daphne, Alabama.

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

Overview of First Quarter 2018 Results

Net income was $2.26 million in the quarter ended March 31, 2018, compared with $2.23 million in the quarter ended March 31, 2017. Several significant measures from the 2018 first quarter include:

•	Net interest margin (taxable equivalent) of 4.11%, compared with 4.06% for the first quarter of 2017.
•	Net interest income increase of $235 thousand for the quarter ended March 31, 2018, representing a 3.24% rate of increase over the quarter ended March 31, 2017.
•	Annualized return on average earning assets for the quarter ended March 31, 2018 of 1.21% compared with 1.21% for the quarter ended March 31, 2017.
•	Annualized return on average equity for the quarter ended March 31, 2018 of 10.10% compared with 10.67% for the quarter ended March 31, 2017.
•	Loan increase of $32.7 million during the quarter, representing a 23.87% annualized growth rate.
•	Securities available-for-sale decrease of $46.6 million during the quarter, representing a 24.11% decrease for the quarter.
•	Deposit increase of $196 thousand during the quarter, representing a 0.11% annualized growth rate.
•	Stockholders’ equity decrease of $638 thousand during the quarter representing a -2.87% annualized growth rate.
•	Book value per share of $17.43 at March 31, 2018, compared with $17.64 per share at December 31, 2017.
•	Tangible book value per share of $15.19 at March 31, 2018, compared with $15.37 at December 31, 2017.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared based on the application of certain accounting policies, the most significant of which are described in the notes to the financial statements for the year ended December 31, 2017, which are contained in our Annual Report filed on Form 10-K. Certain of these policies require numerous estimates and strategic or economic assumptions that may prove inaccurate or subject to variation and may significantly affect our reported results and financial position for the current period or future periods. The use of estimates, assumptions, and judgment is necessary when financial assets and liabilities are required to be recorded at, or adjusted to reflect fair value. Assets carried at fair value inherently result in more financial statement volatility. Fair values and information used to record valuation adjustments for certain assets and liabilities are based on quoted market prices or are provided by other independent third-party sources, when available. When such information is not available, management estimates valuation adjustments. Changes in underlying factors, assumptions or estimates in any of these areas could have a material impact on our future financial condition and results of operations.

The following briefly describes the more complex policies involving a significant amount of judgments about valuation and the application of complex accounting standards and interpretations.

Allowance for Loan Losses

We record estimated probable inherent credit losses in the loan portfolio as an allowance for loan losses. The methodologies and assumptions for determining the adequacy of the overall allowance for loan losses involve significant judgments to be made by management. Some of the more critical judgments supporting our allowance for loan losses include judgments about: creditworthiness of borrowers, estimated value of underlying collateral, assumptions about cash flow, determination of loss factors for estimating credit losses, and the impact of current events, conditions and other factors impacting the level of inherent losses. Under different conditions or using different assumptions, the actual or estimated credit losses that we may ultimately realize may be different than our estimates. In determining the allowance, we estimate losses on individual impaired loans, or groups of loans that are not impaired, where the probable loss can be identified and reasonably estimated. On a quarterly basis, we assess the risk inherent in our loan portfolio based on qualitative and quantitative trends in the portfolio, including the internal risk classification of loans, historical loss rates, changes in the nature and volume of the loan portfolio, industry or borrower concentrations, delinquency trends, detailed reviews of significant loans with identified weaknesses and the impact of local, regional and national economic factors on the quality of the loan portfolio. Based on this analysis, we may record a provision for loan losses in order to maintain the allowance at appropriate levels. For a more complete discussion of the methodology employed to calculate the allowance for loan losses, see note 1 to our consolidated financial statements for the year ended December 31, 2017, which are contained in our Annual Report on Form 10-K.

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

Comparison of the Results of Operations for the three months ended March 31, 2018 and 2017

The following is a narrative discussion and analysis of significant changes in our results of operations for the three months ended March 31, 2018 compared to the three months ended March 31, 2017.

Net Income

During the three months ended March 31, 2018, our net income was $2.26 million, compared to $2.23 million for the three months ended March 31, 2017, an increase of $30 thousand, or 1.35%.

The primary reason for the increase in net income for the first quarter of 2018 as compared to the first quarter of 2017 was an increase in net interest income and an increase in noninterest income. During the three months ended March 31, 2018, net interest income was $7.49 million compared to $7.25 million for the three months ended March 31, 2017, an increase of $235thousand, or 3.24%. This increase is a result of higher levels of loan volume and other earning assets from organic growth. Total noninterest income for the first quarter of 2018 was $1.47 million compared to $1.31 million for the quarter ended March 31, 2017. This increase was primarily the result of an increase of $45 thousand and $61 thousand in other noninterest income and revenue from service charges and fees, respectively. Total noninterest expense in the first quarter of 2018 increased $693 thousand, or 14.15%, from the first quarter of 2017. This increase was due to an increase of $652 thousand and $75 thousand in salaries and employee benefits and equipment rentals, depreciation, and maintenance expense, respectively.  These increases were partially offset by decreases across several expense categories.

Net Interest Income and Net Interest Margin Analysis

The largest component of our net income is net interest income – the difference between the income earned on interest earning assets and the interest paid on deposits and borrowed funds used to support assets. Net interest income divided by average interest earning assets represents RFC’s net interest margin. The major factors that affect net interest income and net interest margin are changes in volumes, the yield on interest earning assets and the cost of interest bearing liabilities. Our net interest margin can also be affected by economic conditions, the competitive environment, loan demand, and deposit flow. Management’s ability to respond to changes in these factors by using effective asset-liability management techniques is critical to maintaining the stability of the net interest margin and the primary source of earnings. This is discussed in greater detail under the heading “Interest Sensitivity and Market Risk”

Comparison of net interest income for the three months ended March 31, 2018 and 2017

The following table shows, for the three months ended March 31, 2018 and 2017, the average balances of each principal category of our earning assets and interest bearing liabilities and the average taxable equivalent yields on assets and average costs of liabilities. These yields and costs are calculated by dividing the income or expense by the average daily balance of the associated assets or liabilities (amounts in thousands).

	Three Months Ended March 31, 2018			Three Months Ended March 31, 2017
		Interest			Interest
	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Yield/Rate	Balance	Expense	Yield/Rate
Interest earning assets
Loans	$564,571	$7,320	5.26%	$511,094	$6,812	5.41%
Mortgage loans held for sale	3,406	25	2.98%	4,671	3	0.26%
Investment securities:
Taxable securities	126,083	625	2.01%	138,253	701	2.06%
Tax-exempt securities	40,346	258	2.59%	54,993	420	3.10%
Interest bearing balances in other banks	10,580	44	1.69%	25,445	64	1.02%
Total interest earning assets	$744,986	$8,272	4.50%	$734,456	$8,000	4.42%

Interest bearing liabilities
Interest bearing transaction accounts	$189,166	$113	0.24%	$193,946	$115	0.24%
Savings and money market accounts	187,297	159	0.34%	192,248	169	0.35%
Time deposits	135,595	310	0.93%	138,503	235	0.68%
Short-term debt	13,640	10	0.30%	12,296	5	0.16%
Federal Home Loan Bank advances	16,444	61	1.50%	-	-	0.00%
Note payable	5,354	60	4.54%	6,426	61	3.76%
Total interest bearing liabilities	$547,496	$713	0.53%	$543,419	$585	0.43%
Noninterest-bearing funding of earning assets	197,490	-	0.00%	191,037	-	0.00%
Total cost of funding earning assets	$744,986	$713	0.39%	$734,456	$585	0.32%
Net interest rate spread			3.97%			3.98%
Net interest income/margin (taxable equivalent)		$7,559	4.11%		$7,415	4.06%
Tax equivalent adjustment		(73)			(164)
Net interest income/margin		$7,486	4.08%		$7,251	3.97%

The following table reflects, for the three months ended March 31, 2018 and 2017, the changes in our net interest income due to variances in the volume of interest earning assets and interest bearing liabilities and variances in the associated rates earned or paid on these assets and liabilities (amounts in thousands).

	Three Months Ended March 31, 2018 vs.
	Three Months Ended March 31, 2017
		Variance
		due to
	Volume	Yield/Rate	Total
Interest earning assets
Loans	$717	$(209)	$508
Mortgage loans held for sale	(1)	23	22
Investment securities:
Taxable securities	(60)	(16)	(76)
Tax-exempt securities	(110)	(52)	(162)
Interest bearing balances in other banks	(38)	18	(20)
Federal funds sold	-	-	-
Total interest earning assets	$508	$(236)	$272

Interest bearing liabilities
Interest bearing transaction accounts	$(2)	$-	$(2)
Savings and money market accounts	(5)	(5)	(10)
Time deposits	(7)	82	75
Short-term debt	-	5	5
Federal Home Loan Bank advances	-	61	61
Note payable	(12)	11	(1)
Total interest bearing liabilities	$(26)	$154	$128

Net interest income
Net interest income (taxable equivalent)	$534	$(390)	$144
Taxable equivalent adjustment	(99)	190	91
Net interest income	$435	$(200)	$235

Total interest income for the three months ended March 31, 2018 was $8.2 million and total interest expense was $713 thousand, resulting in net interest income of $7.49 million for the period. For the same period of 2017, total interest income was $7.8 million and total interest expense was $585 thousand, resulting in net interest income of $7.25 million for the period. This represents a 3.24% increase in net interest income when comparing the same period from 2018 and 2017. When comparing the variances related to interest income for the three months ended March 31, 2018 and 2017, the increase was primarily attributed to increases in average volumes in loans. The volume related increase in interest income for the three months ended March 31, 2018 was offset by a decrease in the yield on loans and investment securities.  When comparing variances related to interest expense for the three months ended March 31, 2018 and 2017, the increase resulted primarily from an increase in the effective rates paid on time deposit accounts.

Provision for Loan Losses

The provision for loan losses represents a charge to earnings necessary to establish an allowance for loan losses that, in management’s evaluation, is adequate to provide coverage for estimated losses on outstanding loans and to provide for uncertainties in the economy. As a result of evaluating the allowance for loan losses at March 31, 2018, management recorded a provision of $480 thousand in the first quarter of 2018 compared to a provision of $360 thousand in the first quarter of 2017. The increase in the provision was primarily related to the increase in loans from March 31, 2017 to March 31, 2018.

The allowance for loan losses is increased by a provision for loan losses, which is a charge to earnings, and it is decreased by loan charge-offs and increased by recoveries on loans previously charged off. In determining the adequacy of the allowance for loan losses, we consider our historical loan loss experience, the general economic environment, our overall portfolio composition and other relevant information. As these factors change, the level of loan loss provision changes.  When individual loans are evaluated for impairment and impairment is deemed necessary, a specific allowance is required for the impaired portion of the loan amount. Subsequent changes in the impairment amount will generally cause corresponding changes in the allowance related to the impaired loan and corresponding changes to the loan loss provision. As of March 31, 2018, the recorded allowance related to impaired loans was $895 thousand. As of March 31, 2017, the recorded allowance related to impaired loans was $1.1 million.

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

The following table sets forth the principal components of noninterest income for the periods indicated (amounts in thousands).

	For the Three Months
	Ended March 31,
	2018	2017
Service charges and fees	$760	$699
Investment brokerage revenue	42	25
Mortgage operations	410	409
Bank owned life insurance income	140	104
Net gain on sale of investment securities	2	-
Other noninterest income	115	70
Total noninterest income	$1,469	$1,307

Noninterest income for the three months ended March 31, 2018 was $1.47 million compared to $1.31 million for the same period in 2017. The increase of $36 thousand in bank owned life insurance income is a result of additional insurance policies that were purchased at the end of the prior year.  The increase of $61 thousand in service charges and fees was primarily related to an increase in the number of deposit accounts and activity within the deposit accounts. The increase in other noninterest income of $45 thousand resulted from a $50 thousand incentive check received during the quarter ended March 31, 2018 that was not received until the second quarter of 2017.

Noninterest Expense

Noninterest expenses consist primarily of salaries and employee benefits, building occupancy and equipment expenses, advertising and promotion expenses, data processing expenses, legal and professional services expense and miscellaneous other operating expenses.

The following table sets forth the principal components of noninterest expense for the periods indicated (amounts in thousands).

	For the Three Months
	Ended March 31,
	2018	2017
Salaries and employee benefits	$3,369	$2,717
Occupancy expenses	342	330
Equipment rentals, depreciation, and maintenance	258	183
Telephone and communications	49	55
Advertising and business development	120	115
Data processing	417	442
Foreclosed assets, net	23	38
Federal deposit insurance and other regulatory assessments	82	92
Legal and other professional services	110	126
Other operating expense	819	798
Total noninterest expense	$5,589	$4,896

Noninterest expense for the three months ended March 31, 2018 totaled $5.6 million compared with $4.9 million for the same period of 2017. The increase was primarily a result of increases in salaries and employee benefits expense and equipment rentals, depreciation, and maintenance expenses, but these increases were offset by continued expense reductions realized from the Keystone merger as systems and operations were consolidated. Salaries and employee benefits increased $652 thousand, or 24%, to $3.4 million in the first quarter of 2018 from $2.7 million in the first quarter of 2017. The number of full-time equivalent employees increased from approximately 134 at March 31, 2017 to approximately 147 at March 31, 2018 for an increase of approximately 9.70%. Equipment rentals, depreciation, and maintenance increased $75 thousand, or approximately 40.98%, in the first quarter of 2018 as compared to the first quarter of 2017 as a result of additional branches.

Provision for Income Taxes

We recognized income tax expense of $627 thousand for the three months ended March 31, 2018, compared to $1.1 million for the three months ended March 31, 2017. The effective tax rate for the three months ended March 31, 2018 was 21.7% compared to 32.5% for the same period in 2017. The effective tax rate is affected by levels of items of income that are not subject to federal and/or state taxation and by levels of items of expense that are not deductible for federal and/or state income tax purposes.  The primary reason for the decrease in the effective tax rate was the Tax Cuts and Jobs Act of 2017, enacted on December 22, 2017 which lowered the corporate tax rate from 34% to 21%.

Comparison of Financial Condition at March 31, 2018 and December 31, 2017

Overview

Our total assets decreased $2.26million, or -0.27%, from December 31, 2017 to March 31, 2018. Loans, net of deferred fees and discounts, increased $32.7 million, or 5.97%, from December 31, 2017 to March 31, 2018. Securities available-for-sale decreased by $46.6 million, or -24.11%, from December 31, 2017 to March 31, 2018. Cash and cash equivalents increased $13.4 million, or 86.28% from December 31, 2017 to March 31, 2018 as funds were obtained from the sale of investment securities to fund loan growth. Total deposits increased $196 thousand, or 0.03%, from December 31, 2017. Federal Home Loan Bank advances were unchanged with $10 million at December 31, 2017 and March 31, 2018.  Total stockholders’ equity decreased $638 thousand, or -0.72% from December 31, 2017 to March 31, 2018 primarily due to the increase in the net unrealized loss on securities available-for-sale.

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

During the three months ended March 31, 2018, we did not purchase any investment securities, but sold investment securities with proceeds received of $35.9 million including net realized gains of $2 thousand.

The following tables summarize the amortized cost, gross unrealized gains, gross unrealized losses, and fair value of securities available-for-sale at March 31, 2018 and December 31, 2017 (amounts in thousands).

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2018:
Securities available-for-sale:
Residential mortgage-backed	$104,666	$-	$(4,405)	$100,261
U.S. govt. sponsored enterprises	9,695	-	(263)	9,432
State, county, and municipal	36,100	83	(510)	35,673
Corporate debt obligations	1,383	-	(69)	1,314
Totals	$151,844	$83	$(5,247)	$146,680

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2017:
Securities available-for-sale:
Residential mortgage-backed	$125,768	$23	$(2,819)	$122,972
U.S. govt. sponsored enterprises	13,176	8	(185)	12,999
State, county, and municipal	55,339	511	(349)	55,501
Corporate debt obligations	1,831	11	(25)	1,817
Totals	$196,114	$553	$(3,378)	$193,289

Loans

Loans are the largest category of interest earning assets and typically provide higher yields than other types of interest earning assets. Associated with the higher loan yields are the inherent credit and liquidity risks which management attempts to control and counterbalance. Total loans averaged $564.6 million during the three months ended March 31, 2018, or 75.8% of average interest earning assets, as compared to $511.1 million, or 69.6% of average interest earning assets, for the three months ended March 31, 2017. At March 31, 2018, total loans, net of deferred loan fees and discounts, were $579.8 million, compared to $547.1 million at December 31, 2017, an increase of $32.7 million, or 5.97%

The growth in average outstanding loans is primarily attributable to the Bank’s ability to attract new customers from other financial institutions. We have hired experienced bankers in the markets we serve and these employees were successful in transitioning many of their former clients as well as bringing new clients to the Bank. Our bankers are expected to maintain calling efforts to develop relationships with clients and our philosophy is to be responsive to customer needs by providing service and decisions in a timely manner. Additionally, the markets we serve have shown some signs of economic recovery over the last few years which has increased demand for the services we provide.

The following table provides a summary of the loan portfolio as of March 31, 2018, and December 31, 2017.

	March 31, 2018		December 31, 2017
	Amount	% of Total	Amount	% of Total
Residential real estate:
Closed-end 1-4 family - first lien	$121,826	21.2%	$115,776	21.4%
Closed-end 1-4 family - junior lien	4,824	0.8%	4,969	0.9%
Multi-family	16,981	3.0%	16,977	3.1%
Total residential real estate	143,631	25.0%	137,722	25.4%
Commercial real estate:
Nonfarm nonresidential	178,166	31.0%	173,443	32.0%
Farmland	7,764	1.4%	7,782	1.4%
Total commercial real estate	185,930	32.4%	181,225	33.4%
Construction and land development:
Residential	34,658	6.0%	25,830	4.8%
Other	41,659	7.3%	40,734	7.5%
Total construction and land development	76,317	13.3%	66,564	12.3%
Home equity lines of credit	36,210	6.3%	35,833	6.6%
Commercial loans:
Other commercial loans	103,487	18.0%	95,896	17.7%
Agricultural	1,283	0.2%	1,581	0.3%
State, county, and municipal loans	12,686	2.2%	8,332	1.5%
Total commercial loans	117,456	20.4%	105,809	19.5%
Consumer loans	23,203	4.0%	23,231	4.3%
Total gross loans	582,747	101.4%	550,384	101.5%
Allowance for loan losses	(5,387)	-0.9%	(4,881)	-0.9%
Net deferred loan fees and discounts	(2,970)	-0.5%	(3,263)	-0.6%
Net loans	$574,390	100.0%	$542,240	100.0%

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

Real estate loans are the largest component of our loan portfolio and include residential real estate loans, commercial real estate loans, and construction and land development loans. At March 31, 2018, this category totaled $405.9 million, or 69.65% of total gross loans, compared to $385.5 million, or 70.04%, at December 31, 2017. Real estate loans increased $20.4 million, or 5.28%, during the period December 31, 2017 to March 31, 2018. Commercial loans increased $11.6 million, or 11.01% during the same period. Our management team and lending officers have a great deal of experience and expertise in real estate lending and commercial lending.

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

Management utilizes a review process for the loan portfolio to identify loans that are deemed to be impaired. A loan is considered impaired when it is probable that the Bank will be unable to collect the scheduled payments of principal and interest due under the contractual terms of the loan agreement or when the loan is deemed to be a troubled debt restructuring. For loans and loan relationships deemed to be impaired that are $100 thousand, or greater, management determines the estimated value of the underlying collateral, less estimated costs to acquire and sell the collateral, or the estimated net present value of the cash flows expected to be received on the loan or loan relationship. These amounts are compared to the current investment in the loan and a specific allowance for the deficiency, if any, is specifically included in the analysis of the allowance for loan losses. For loans and loan relationships less than $100 thousand that are deemed to be impaired, management applies a general loss factor of 15% and includes that amount in the analysis of the allowance for loan losses rather than specifically measuring the impairment for each loan or loan relationship.

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

The following table presents a summary of changes in the allowance for loan losses for the periods indicated (amounts in thousands).

	As of and for the
	Three Months Ended:
	March 31,	March 31,
	2018	2017
Allowance for loan losses at beginning of period	$4,881	$4,007
Charge-offs:
Mortgage loans on real estate:
Residential real estate	-	-
Commercial real estate	-	-
Construction and land development	-	115
Total mortgage loans on real estate	-	115
Home equity lines of credit	-	107
Commercial	40	24
Consumer	30	88
Total	70	334

Recoveries:
Mortgage loans on real estate:
Residential real estate	-	-
Commercial real estate	3	-
Construction and land development	22	3
Total mortgage loans on real estate	25	3
Home equity lines of credit	2	1
Commercial	66	22
Consumer	3	1
Total	96	27

Net charge-offs (recoveries)	(26)	307
Provision for loan losses	480	360
Allowance for loan losses at end of period	$5,387	$4,060

Total loans outstanding, net of deferred loan fees	579,777	510,095
Average loans outstanding, net of deferred loan fees	564,571	511,094
Allowance for loan losses to period end loans	0.93%	0.80%
Net charge-offs (recoveries) to average loans (annualized)	-0.02%	0.24%

Allocation of the Allowance for Loan Losses

While no portion of the allowance for loans losses is in any way restricted to any individual loan or group of loans and the entire allowance is available to absorb losses from any and all loans, the following table represents management’s allocation of the allowance for loan losses to specific loan categories as of the dates indicated (amounts in thousands).

	March 31, 2018		December 31, 2017
		Percent of		Percent of
	Amount	Total	Amount	Total
Mortgage loans on real estate:
Residential	$1,232	22.9%	$1,167	23.9%
Commercial real estate	1,729	32.1%	1,604	32.9%
Construction and land development	738	13.7%	606	12.4%
Total mortgage loans on real estate	3,699	68.7%	3,377	69.2%
Home equity lines of credit	381	7.1%	333	6.8%
Commercial	1,097	20.4%	954	19.5%
Consumer	210	3.9%	217	4.5%
Total	$5,387	100.1%	$4,881	100.0%

Nonperforming Assets

The following table presents our nonperforming assets as of the dates indicated (amounts in thousands):

	March 31,		December 31,
	2018	2017	2017
Nonaccrual loans	$2,574	$2,910	$2,586
Accruing loans past due 90 days or more	75	206	421
Total nonperforming loans	2,649	3,116	3,007
Foreclosed assets	1,677	3,196	1,546
Total nonperforming assets	$4,326	$6,312	$4,553

Allowance for loan losses to period end loans	0.93%	0.80%	0.89%
Allowance for loan losses to period end nonperforming loans	203.36%	130.30%	162.32%
Net charge-offs (recoveries) to average loans (annualized)	-0.02%	0.24%	0.17%
Nonperforming assets to period end loans and foreclosed property	0.74%	1.23%	0.83%
Nonperforming loans to period end loans	0.46%	0.61%	0.55%
Nonperforming assets to total assets	0.53%	0.78%	0.55%
Period end loans	579,777	510,095	547,121
Period end total assets	821,036	808,792	823,292
Allowance for loan losses	5,387	4,060	4,881
Average loans for the period	564,571	511,094	517,822
Net charge-offs for the period	(26)	307	866
Period end loans plus foreclosed property	581,454	513,291	548,667

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

The following table details the composition of our deposit portfolio as of March 31, 2018, and December 31, 2017.

	March 31, 2018		December 31, 2017
		Percent of		Percent of
	Amount	Total	Amount	Total
Demand deposits, non-interest bearing	$180,399	25.8%	$185,171	26.5%
Demand deposits, interest bearing	194,739	27.8%	195,792	28.0%
Money market accounts	159,824	22.7%	153,732	22.0%
Savings deposits	30,554	4.4%	29,441	4.2%
Time certificates of $250 thousand or more	37,487	5.4%	37,045	5.3%
Other time certificates	97,054	13.9%	98,680	14.0%
Totals	$700,057	100.0%	$699,861	100.0%

Total deposits were $700 million at March 31, 2018, an increase of $196 thousand from December 31, 2017 with the increase resulting mainly in the balances of money market accounts.

The following table presents the Bank’s time certificates of deposits by various maturities as of March 31, 2018 (amounts in thousands).

	All Time Deposits	Time Deposits $100 or more	Time Deposits less than $100
Three months or less	$21,841	$12,606	$9,235
Greater than three months through six months	24,340	16,378	7,962
Greater than six months through one year	34,867	20,380	14,487
Greater than one year through three years	33,095	21,382	11,713
Greater than three years	20,398	15,568	4,830
Total	$134,541	$86,314	$48,227

Other Funding Sources

We supplement our deposit funding with wholesale funding when needed for balance sheet planning and management or when the terms are attractive and will not disrupt our offering rates in our markets. A source we have used for wholesale funding is the Federal Home Loan Bank of Atlanta (FHLB). The line of credit with the FHLB is secured by pledges of various loans in our loan portfolio. At March 31, 2018, the FHLB line of credit available was $107 million and at December 31, 2017 it was $99.5 million. As of March 31, 2018 we have $10 million of Federal Home Loan Bank Advances outstanding compared to $10 million at December 31, 2017.  We also have lines of credit for federal funds borrowings with other banks that totaled $28.5 million at March 31, 2018 and December 31, 2017. Furthermore, we have pledged certain loans to the Federal Reserve Bank (FRB) to secure a line of credit. At March 31, 2018, the FRB line of credit available was $84.3 million and at December 31, 2017, the FRB line of credit available was $69.4 million. We have never drawn on the FRB line of credit and consider it a contingency line of credit to be used only for emergency liquidity management.

The Company borrowed $7.5 million on January 4, 2016 and used the proceeds to fund the cash payments made to Keystone shareholders according to the merger agreement. The loan matures on December 31, 2022. The interest rate is floating and is equal to the Wall Street Journal Prime Rate. Quarterly principal payments of $268 thousand plus accrued interest are due on March 31, June 30, September 30, and December 31 of each year.

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

Cash and cash equivalents at March 31, 2018 and December 31, 2017, were $29 million and $15.6 million, respectively. Based on recorded cash and cash equivalents, management believes River Financial Corporation’s liquidity resources were sufficient at March 31, 2018 to fund loans and meet other cash needs as necessary.

Off-Balance Sheet Arrangements

The Company is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financial needs of its customers.  These financial instruments include commitments to extend credit and standby letters of credit.  Such instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized by the balance sheet.  The contract amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments.

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

Financial instruments whose contract amount represents credit risk at March 31, 2018 and December 31, 2017 were as follows  (amounts in thousands):

	March 31, 2018	December 31, 2017
Commitments to extend credit	$141,189	$142,878
Stand-by and performance letters of credit	2,228	2,268
Total	$143,417	$145,146

Contractual Obligations

While our liquidity monitoring and management considers both present and future demands for and sources of liquidity, the following table of contractual commitments focuses only on future obligations as of March 31, 2018 (amounts in thousands).

		Due after 1	Due after 3
	Due in 1	through	through	Due after
	year or less	3 years	5 years	5 years	Total
Federal Home Loan Bank advances	$10,000	$-	$-	$-	$10,000
Certificates of deposit of less than $100	31,684	11,713	4,830	-	48,227
Certificates of deposit of $100 or more	49,364	21,382	15,568	-	86,314
Securities sold under agreements to repurchase	13,139	-	-	-	13,139
Note payable	1,071	2,143	1,875	-	5,089
Operating leases	564	1,089	1,031	1,359	4,043
Total contractual obligations	$105,822	$36,327	$23,304	$1,359	$166,812

Capital Position and Dividends

At March 31, 2018 and December 31, 2017, total stockholders’ equity was $88.4 million and $89.0 million, respectively. The decreased of $638 thousand resulted mainly from the net change in retained earnings and other comprehensive income for the three months ended March 31, 2018. Retained earnings for the first three months of 2018 increased $825 thousand and other comprehensive income decreased $1.77 million. The ratio of stockholders’ equity to total assets was 10.76% and 10.81% at March 31, 2018 and December 31, 2017, respectively.

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

Management believes, as of March 31, 2018, that the Bank meets all capital adequacy requirements to which it is subject. The following table presents the Bank’s capital amounts and ratios as of March 31, 2018 with the required minimum levels for capital adequacy purposes including the phase in of the capital conservation buffer under Basel III and minimum levels to be well capitalized (as defined) under the regulatory prompt corrective action regulations.

As of March 31, 2018:
					To Be Well Capitalized
			Required For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (To Risk-Weighted Assets)	$90,817	14.075%	$63,719	>= 9.875%	$64,526	>= 10.00%
Common Equity Tier 1 Capital (To Risk-Weighted Assets)	85,431	13.240%	41,136	>= 6.375%	41,942	>= 6.50%
Tier 1 Capital (To Risk-Weighted Assets)	85,431	13.240%	50,815	>= 7.875%	51,621	>= 8.00%
Tier 1 Capital (To Average Assets)	85,431	10.677%	32,006	>= 4.000%	40,007	>= 5.00%

Management believes, as of December 31, 2017, that the Bank met all capital adequacy requirements to which it was subject at the time. The following table presents the Bank’s capital amounts and ratios as of December 31, 2017 with the required minimum levels for capital adequacy purposes and minimum levels to be well capitalized (as defined) under the prompt corrective action regulations.

As of December 31, 2017:
					To Be Well Capitalized
			Required For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (To Risk-Weighted Assets)	$89,604	14.325%	$57,859	>= 9.250%	$62,551	>= 10.00%
Common Equity Tier 1 Capital (To Risk-Weighted Assets)	84,724	13.545%	35,967	>= 5.750%	40,658	>= 6.50%
Tier 1 Capital (To Risk-Weighted Assets)	84,724	13.545%	45,349	>= 7.250%	50,040	>= 8.00%
Tier 1 Capital (To Average Assets)	84,724	10.429%	32,497	>= 4.000%	40,621	>= 5.00%

River Financial Corporation’s principal source of funds for dividend payments and debt service is dividends received from River Bank & Trust. There are statutory limitations on the payment of dividends by River Bank & Trust to River Financial Corporation. As of March 31, 2018, the maximum amount the Bank could dividend to River Financial Corporation without prior regulatory authority approval was approximately $14.1 million. In addition to dividend restrictions, federal statutes prohibit unsecured loans from banks to bank holding companies.

During the three months ending March 31, 2018 there were 2,000 incentive stock options issued with a weighted average exercise price of $23.63 per share. During the same period, there were 26,250 incentive stock options exercised at a weighted average exercise price of $11.01 per share. A total of 244,125 incentive stock options were outstanding as of March 31, 2018 with a weighted average exercise price of $15.24 per share and a weighted average remaining life of 6.09 years.

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

The following table illustrates our interest rate sensitivity at March 31, 2018, assuming the relevant assets and liabilities are collected and paid, respectively, based upon historical experience rather than their stated maturities (amounts in thousands).

	0-1 Mos	1-3 Mos	3-12 Mos	1-2 Yrs	2-3 Yrs	>3 Yrs	Total
Interest earning assets
Loans	$137,586	$33,839	$123,770	$90,982	$70,295	$123,305	$579,777
Securities	2,176	7,185	17,182	18,647	15,050	86,440	146,680
Certificates of deposit in banks	250	-	249	-	250	2,243	2,992
Cash balances in banks	16,476	-	-	-	-	-	16,476
Total interest earning assets	$156,488	$41,024	$141,201	$109,629	$85,595	$211,988	$745,925

Interest bearing liabilities
Interest bearing transaction accounts	$80,084	$3,896	$17,263	$23,374	$23,374	$46,748	$194,739
Savings and money market accounts	106,489	3,428	15,740	20,568	20,568	23,585	190,378
Time deposits	8,834	13,355	58,860	25,819	7,276	20,397	134,541
Securities sold under agreements to repurchase	13,139	-	-	-	-	-	13,139
Federal Home Loan Bank advances	10,000	-	-	-	-	-	10,000
Note payable	-	268	804	1,072	1,072	1,873	5,089
Total interest bearing liabilities	$218,546	$20,947	$92,667	$70,833	$52,290	$92,603	$547,886

Interest sensitive gap
Period gap	$(62,058)	$20,077	$48,534	$38,796	$33,305	$119,385	$198,039
Cumulative gap	$(62,058)	$(41,981)	$6,553	$45,349	$78,654	$198,039
Cumulative gap - Rate Sensitive Assets/ Rate Sensitive Liabilities	-8.3%	-5.6%	0.9%	6.1%	10.5%	26.5%

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

	Impact on net interest income
	As of	As of
	March 31, 2018	December 31, 2017
Change in prevailing rates:
+ 400 basis points	2.21%	(1.37)%
+ 300 basis points	1.95%	(0.53)%
+ 200 basis points	1.57%	(0.02)%
+ 100 basis points	9.20%	0.30%
+ 0 basis points	-	-
- 100 basis points	(4.28)%	(4.51)%
- 200 basis points	(11.77)%	(10.54)%
- 300 basis points	(16.12)%	(12.82)%
- 400 basis points	(17.34)%	(13.80)%

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

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the three months ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Various legal proceedings to which River Financial Corporation (the “Company”) or a subsidiary of the Company is a party arise from time to time in the normal course of business. There are no material pending legal proceedings to which the Company or a subsidiary is a party or of which any of their property is the subject.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 that could materially affect the Company’s business, financial condition or future results. The risks described in the Company’s Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In 2017, at year end the Company sold 12,967 shares for cash to its employee stock ownership plan. The Company relied upon exemptions from registration under SEC Rule 701 and Rule 147.

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

RIVER FTNANCIAL CORPORATION

Date: May 9, 2018	By:	/s/ James M. Stubbs
James M. Stubbs
Chief Executive Officer (principal executive officer)

Date: May 9, 2018	By:	/s/ Kenneth H. Givens
Kenneth H. Givens
Chief Financial Officer