Form 10-Q
period 2018-06-30
River Financial Corp
filed 2018-08-07
CIK 1641601

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of August 1, 2018, the registrant had 5,140,401 shares of common stock, $1.00 par value per share, outstanding.

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

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

RIVER FINANCIAL CORPORATION

Consolidated Statements of Financial Condition

(in thousands except share data)

	June 30, 2018	December 31, 2017
	Unaudited	Audited
Assets
Cash and due from banks	$16,742	$14,669
Interest-bearing deposits in banks	16,954	889
Cash and cash equivalents	33,696	15,558

Certificates of deposit in banks	2,744	5,214
Securities available-for-sale	138,834	193,289
Loans held for sale	6,473	3,858
Loans, net of unearned income	615,395	547,121
Less allowance for loan losses	(5,870)	(4,881)
Net loans	609,525	542,240
Premises and equipment, net	21,481	21,809
Accrued interest receivable	2,222	2,499
Bank owned life insurance	20,274	19,991
Foreclosed assets	1,014	1,546
Deferred income taxes	3,169	1,977
Core deposit intangible	1,312	1,560
Goodwill	10,050	10,050
Other assets	5,091	3,701
Total assets	$855,885	$823,292
Liabilities and Shareholders' Equity
Noninterest-bearing deposits	$186,602	$185,171
Interest-bearing deposits	531,800	514,690
Total deposits	718,402	699,861
Securities sold under agreements to repurchase	7,740	13,865
Federal Home Loan Bank advances	30,000	10,000
Federal funds purchased	-	1,153
Note payable	4,821	5,357
Accrued interest payable and other liabilities	3,373	3,107
Total liabilities	764,336	733,343
Common stock related to 401(k) Employee Stock Ownership Plan	1,152	950
Stockholders' Equity:
Common stock ($1 par value; 10,000,000 shares authorized; 5,140,401 and 5,113,951 shares issued; 5,132,406 and 5,098,068 shares outstanding, respectively)	5,140	5,114
Additional paid in capital	65,237	64,935
Retained earnings	25,479	22,388
Accumulated other comprehensive loss	(4,119)	(2,116)
Treasury stock at cost (7,995 and 15,883 shares, respectively)	(188)	(372)
Common stock related to 401(k) Employee Stock Ownership Plan	(1,152)	(950)
Total stockholders' equity	90,397	88,999
Total equity	91,549	89,949
Total liabilities and stockholders' equity	$855,885	$823,292

The accompanying notes are an integral part of these financial statements.

RIVER FINANCIAL CORPORATION

Unaudited Consolidated Statements of Income

(in thousands except per share data)

	For the Three Months Ended:		For the Six Months Ended:
	June 30,		June 30,
	2018	2017	2018	2017
Interest income:
Loans, including fees	$7,956	$6,976	$15,282	$13,761
Taxable securities	553	768	1,178	1,470
Nontaxable securities	163	279	367	565
Other interest income	44	48	88	111
Total interest income	8,716	8,071	16,915	15,907
Interest expense:
Deposits	817	547	1,399	1,066
Short-term borrowings	12	17	22	22
Federal Home Loan Bank advances	106	25	167	25
Note payable	62	63	122	124
Total interest expense	997	652	1,710	1,237
Net interest income	7,719	7,419	15,205	14,670
Provision for loan losses	480	360	960	720
Net interest income after provision for loan losses	7,239	7,059	14,245	13,950
Noninterest income:
Service charges and fees	845	714	1,605	1,413
Investment brokerage revenue	16	6	58	31
Mortgage operations	697	485	1,107	894
Bank owned life insurance income	143	103	283	209
Net gain on sale of investment securities	1	3	3	3
Other noninterest income	71	61	185	129
Total noninterest income	1,773	1,372	3,241	2,679
Noninterest expense:
Salaries and employee benefits	3,548	2,951	6,917	5,668
Occupancy expenses	391	354	733	684
Equipment rentals, depreciation, and maintenance	213	214	471	397
Telephone and communications	72	84	121	139
Advertising and business development	227	244	347	359
Data processing	429	431	846	873
Foreclosed assets, net	67	33	90	71
Federal deposit insurance and other regulatory assessments	78	83	160	175
Legal and other professional services	173	134	283	260
Other operating expense	878	809	1,696	1,607
Total noninterest expense	6,076	5,337	11,664	10,233
Income before income taxes	2,936	3,094	5,822	6,396
Provision for income taxes	671	986	1,298	2,059
Net income	$2,265	$2,108	$4,524	$4,337

Basic net earnings per common share	$0.44	$0.41	$0.88	$0.85
Diluted net earnings per common share	$0.43	$0.41	$0.87	$0.84
Dividends per common share	$-	$-	$0.28	$0.25

The accompanying notes are an integral part of these financial statements.

RIVER FINANCIAL CORPORATION

Unaudited Consolidated Statements of Comprehensive Income

(in thousands)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net income	$2,265	$2,108	$4,524	$4,337
Other comprehensive income (loss), net of tax:
Investment securities available-for-sale:
Net unrealized gains (losses)	(315)	1,646	(2,672)	2,554
Reclassification adjustments for net gains realized in net income	(1)	(3)	(3)	(3)
Income tax effect	79	(606)	672	(941)
Other comprehensive income (loss)	(237)	1,037	(2,003)	1,610
Comprehensive income	$2,028	$3,145	$2,521	$5,947

The accompanying notes are an integral part of these financial statements.

RIVER FINANCIAL CORPORATION

Unaudited Consolidated Statements of Changes in Stockholders' Equity

(in thousands except share and per share data)

				Accumulated		Common
		Additional		Other		Stock	Total
	Common	Paid In	Retained	Comprehensive	Treasury	Related to	Stockholders'
	Stock	Capital	Earnings	Income (Loss)	Stock	KSOP	Equity
Balance at December 31, 2017	$5,114	$64,935	$22,388	$(2,116)	$(372)	$(950)	$88,999
Net income	-	-	4,524	-	-	-	4,524
Other comprehensive loss	-	-	-	(2,003)	-	-	(2,003)
Exercise of stock options and warrants (26,450 shares)	26	265	-	-	-	-	291
Purchase of treasury stock (1,294 shares)	-	-	-	-	(32)	-	(32)
Sale of treasury shares (9,182 shares)	-	9	-	-	216	-	225
Dividends declared ($0.28 per share)	-	-	(1,433)	-	-	-	(1,433)
Stock compensation expense	-	28	-	-	-	-	28
Change for KSOP related shares	-	-	-	-	-	(202)	(202)
Balance at June 30, 2018	$5,140	$65,237	$25,479	$(4,119)	$(188)	$(1,152)	$90,397

The accompanying notes are an integral part of these financial statements.

RIVER FINANCIAL CORPORATION

Unaudited Consolidated Statements of Cash Flows

(in thousands)

	For the Six Months
	Ended June 30,
	2018	2017
Cash Flows From (Used For) Operating Activities:
Net Income	$4,524	$4,337
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	960	720
Provision for losses on foreclosed assets	60	60
Amortization of securities available-for-sale	885	1,136
Accretion of securities available-for-sale	(12)	(16)
Realized net gain on securities available-for-sale	(3)	(3)
Accretion of discount on acquired loans	(770)	(1,262)
Amortization of deferred loan fees	(627)	(525)
Amortization of core deposit intangible asset	248	291
Stock compensation expense	28	27
Bank owned life insurance income	(283)	(209)
Depreciation and amortization of premises and equipment	494	453
(Gain) loss on sale of foreclosed assets	17	(55)
Deferred income tax (benefit)	(520)	157
(Increase) decrease in operating assets and (decrease) increase in operating liabilities:
Loans held-for-sale	(2,615)	3,934
Accrued interest receivable	277	52
Other assets	(528)	(461)
Accrued interest payable and other liabilities	266	(649)
Net cash from operating activities	2,401	7,987
Cash Flows From (Used For) Investing Activities:
Sales of certificate of deposit	1,452	-
Maturity of certificate of deposit	1,247	249
Purchase of certificate of deposit	(249)	(249)
Activity in securities available-for-sale:
Sales	38,000	13,246
Maturities, payments, calls	14,521	12,143
Purchases	(1,591)	(47,743)
Loan principal originations, net	(67,156)	(2,476)
Proceeds from sale of foreclosed assets	763	2,017
Purchases of premises and equipment	(166)	(1,042)
Purchase of restricted equity securities, net	(862)	(509)
Net cash used for investing activities	(14,041)	(24,364)
Cash Flows From (Used For) Financing Activities:
Net increase (decrease) in deposits	18,541	(16,647)
Net (decrease) increase in securities sold under agreements to repurchase	(6,125)	4,051
Proceeds from Federal Home Loan Bank advances	50,000	20,000
Repayment of Federal Home Loan Bank advances	(30,000)	(10,000)
Repayment of note payable	(536)	(535)
Federal funds purchased	(1,153)	-
Proceeds from issuance of common stock	-	85
Proceeds from exercise of common stock options and warrants	291	264
Purchase of treasury stock	(32)	(36)
Sale of treasury stock	225	112
Cash dividends	(1,433)	(1,272)
Net cash from (used for) financing activities	29,778	(3,978)
Net Change In Cash And Cash Equivalents	18,138	(20,355)
Cash and Cash Equivalents At Beginning Of Period	15,558	42,499
Cash and Cash Equivalents At End Of Period	$33,696	$22,144

Supplemental Disclosures Of Cash Flows Information:
Cash Payments For:
Interest paid to depositors	$1,392	$1,186
Interest paid on borrowings	$164	$167
Income taxes	$837	$2,029
Non-cash investing and financing activities:
Transfer of loans to foreclosed assets	$308	$2,428

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

These interim consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission and, therefore, certain information and note disclosures normally presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted or abbreviated. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes as of December 31, 2017, which are contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

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

The reconciliation of the components of the basic and diluted earnings per share is as follows (amounts in thousands):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2018	2017	2018	2017
Net earnings available to common shareholders	$2,265	$2,108	$4,524	$4,337
Weighted average common shares outstanding	5,124,140	5,093,273	5,117,956	5,088,971
Dilutive effect of stock options	84,384	69,766	87,605	73,223
Dilutive effect of stock warrants	-	2,202	-	2,987
Diluted common shares	5,208,524	5,165,241	5,205,561	5,165,181
Basic earnings per common share	$0.44	$0.41	$0.88	$0.85
Diluted earnings per common share	$0.43	$0.41	$0.87	$0.84

Note 3 – Investment Securities

Securities available-for-sale at June 30, 2018 and December 31, 2017 are as follows (amounts in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2018:
Securities available-for-sale:
Residential mortgage-backed	$101,942	$-	$(4,750)	$97,192
U.S. govt. sponsored enterprises	9,204	-	(276)	8,928
State, county, and municipal	31,781	59	(442)	31,398
Corporate debt obligations	1,386	-	(70)	1,316
Totals	$144,313	$59	$(5,538)	$138,834

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2017:
Securities available-for-sale:
Residential mortgage-backed	$125,768	$23	$(2,819)	$122,972
U.S. govt. sponsored enterprises	13,176	8	(185)	12,999
State, county, and municipal	55,339	511	(349)	55,501
Corporate debt obligations	1,831	11	(25)	1,817
Totals	$196,114	$553	$(3,378)	$193,289

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

Details concerning investment securities with unrealized losses as of June 30, 2018 and December 31, 2017 are as follows (amounts in thousands):

	Less Than 12 Months		More Than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2018:
Securities available-for-sale:
Residential mortgage-backed	$21,206	$651	$75,986	$4,099	$97,192	$4,750
U.S. govt. sponsored enterprises	5,535	131	3,393	145	8,928	276
State, county & municipal	13,666	187	11,796	255	25,462	442
Corporate debt obligations	1,000	-	315	70	1,315	70
Totals	$41,407	$969	$91,490	$4,569	$132,897	$5,538

December 31, 2017:
Securities available-for-sale:
Residential mortgage-backed	$43,811	$445	$75,046	$2,374	$118,857	$2,819
U.S. govt. sponsored enterprises	8,630	60	3,698	125	12,328	185
State, county & municipal	14,535	130	14,559	219	29,094	349
Corporate debt obligations	1,000	-	355	25	1,355	25
Totals	$67,976	$635	$93,658	$2,743	$161,634	$3,378

As of June 30, 2018, management does not consider securities with unrealized losses to be other-than-temporarily impaired. The unrealized losses in each category have occurred as a result of changes in interest rates, market spreads and market conditions subsequent to purchase. The Company has the ability and intent to hold its securities for a period of time sufficient to allow for a recovery in fair value. There were no other-than-temporary impairments charged to earnings during the six months ended June 30, 2018 or 2017.  The Company owned a total of 138 securities with unrealized losses of $5.54 million at June 30, 2018. As of June 30, 2018 and December 31, 2017, securities with a carrying value of approximately $30.9 million and $28.5 million, respectively, were pledged to secure public deposits as required by law. At June 30, 2018 and December 31, 2017, the carrying value of securities pledged to secure repurchase agreements was approximately $17.9 million and $20 million, respectively.

During the six months ended June 30, 2018, the Company sold investment securities for proceeds of  $38.0 million and realized gains of $3 thousand.  During the six months ended June 30, 2017, River sold investment securities for proceeds of $13.2 million and realized gains of $3  thousand.

The amortized cost and estimated fair value of securities available-for-sale at June 30, 2018, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities for residential mortgage backed securities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties. These securities are therefore not presented by maturity classification.

	Amortized Cost	Fair Value
	(In Thousands)
Securities available-for-sale
Less than 1 year	$3,363	$3,359
1 to 5 years	15,688	15,471
5 to 10 years	5,650	5,518
After 10 years	17,670	17,294
	42,371	41,642
Residential mortgage-backed securities	101,942	97,192
Totals	$144,313	$138,834

Note 4 – Loans, Allowance for Loan Losses and Credit Quality

Major classifications of loans at June 30, 2018 and December 31, 2017 are summarized as follows (amounts in thousands):

	June 30, 2018		December 31, 2017
	Amount	% of Total	Amount	% of Total
Residential real estate:
Closed-end 1-4 family - first lien	$129,262	21.2%	$115,776	21.4%
Closed-end 1-4 family - junior lien	4,851	0.8%	4,969	0.9%
Multi-family	17,603	2.9%	16,977	3.1%
Total residential real estate	151,716	24.9%	137,722	25.4%
Commercial real estate:
Nonfarm nonresidential	186,802	30.6%	173,443	32.0%
Farmland	7,600	1.2%	7,782	1.4%
Total commercial real estate	194,402	31.8%	181,225	33.4%
Construction and land development:
Residential	36,308	6.0%	25,830	4.8%
Other	49,186	8.1%	40,734	7.5%
Total construction and land development	85,494	14.1%	66,564	12.3%
Home equity lines of credit	37,879	6.2%	35,833	6.6%
Commercial loans:
Other commercial loans	108,283	17.8%	95,896	17.7%
Agricultural	1,278	0.2%	1,581	0.3%
State, county, and municipal loans	13,265	2.2%	8,332	1.5%
Total commercial loans	122,826	20.2%	105,809	19.5%
Consumer loans	25,725	4.2%	23,231	4.3%
Total gross loans	618,042	101.4%	550,384	101.5%
Allowance for loan losses	(5,870)	-1.0%	(4,881)	-0.9%
Net deferred loan fees and discounts	(2,647)	-0.4%	(3,263)	-0.6%
Net loans	$609,525	100.0%	$542,240	100.0%

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

	Real Estate Mortgage Loans
			Construction	Home Equity
			and Land	Lines
Allowance for Loan Losses	Residential	Commercial	Development	Of Credit	Commercial	Consumer	Total
Balance - December 31, 2017	$1,167	$1,604	$606	$333	$954	$217	$4,881
Provision for loan losses	207	305	156	41	232	19	960
Loan charge-offs	-	-	-	(20)	(75)	(30)	(125)
Loan recoveries	13	5	26	12	86	12	154
Balance - June 30, 2018	$1,387	$1,914	$788	$366	$1,197	$218	$5,870

Ending balance:
Individually evaluated for impairment	$525	$202	$13	$-	$146	$8	$894
Collectively evaluated for impairment	862	1,712	775	366	1,051	210	4,976
Total	$1,387	$1,914	$788	$366	$1,197	$218	$5,870

Loans:
Individually evaluated for impairment	$2,003	$2,194	$163	$100	$269	$63	$4,792
Collectively evaluated for impairment	149,713	192,208	85,331	37,779	122,557	25,662	613,250
Total	$151,716	$194,402	$85,494	$37,879	$122,826	$25,725	$618,042

	Real Estate Mortgage Loans
			Construction	Home Equity
			and Land	Lines
Allowance for Loan Losses	Residential	Commercial	Development	Of Credit	Commercial	Consumer	Total
Balance - December 31, 2016	$602	$1,456	$731	$190	$829	$199	$4,007
Provision for loan losses	213	126	(50)	203	151	77	720
Loan charge-offs	-	(115)	-	(100)	(114)	(85)	(414)
Loan recoveries	6	9	6	2	52	13	88
Balance - June 30, 2017	$821	$1,476	$687	$295	$918	$204	$4,401

Ending balance:
Individually evaluated for impairment	$279	$380	$-	$-	$408	$26	$1,093
Collectively evaluated for impairment	542	1,096	687	295	510	178	3,308
Total	$821	$1,476	$687	$295	$918	$204	$4,401

Loans:
Individually evaluated for impairment	$2,459	$2,701	$-	$100	$592	$48	$5,900
Collectively evaluated for impairment	128,570	172,941	60,365	33,928	99,479	21,039	516,322
Total	$131,029	$175,642	$60,365	$34,028	$100,071	$21,087	$522,222

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

The following table presents impaired loans by class of loans as of June 30, 2018 (amounts in thousands).

Nonaccruing Impaired Loans	Unpaid Principal Balance	Recorded Investment	Impaired Loans With No Allowance	Impaired Loans With Allowance	Allowance for Loan Losses
Mortgage loans on real estate:
Residential real estate	$1,415	$1,415	$-	$1,415	$525
Commercial real estate	442	269	269	-	-
Construction and land development	-	-	-	-	-
Total mortgage loans on real estate	1,857	1,684	269	1,415	525
Home equity lines of credit	-	-	-	-	-
Commercial loans	145	145	-	145	146
Consumer loans	-	-	-	-	-
Total Loans	$2,002	$1,829	$269	$1,560	$671

Accruing Impaired Loans	Unpaid Principal Balance	Recorded Investment	Impaired Loans With No Allowance	Impaired Loans With Allowance	Allowance for Loan Losses
Mortgage loans on real estate:
Residential real estate	$588	$588	$588	$-	$-
Commercial real estate	1,925	1,925	523	1,402	202
Construction and land development	227	163	-	163	13
Total mortgage loans on real estate	2,740	2,676	1,111	1,565	215
Home equity lines of credit	100	100	100	-	-
Commercial loans	124	124	124	-	-
Consumer loans	63	63	33	30	8
Total Loans	$3,027	$2,963	$1,368	$1,595	$223

Total Impaired Loans	Unpaid Principal Balance	Recorded Investment	Impaired Loans With No Allowance	Impaired Loans With Allowance	Allowance for Loan Losses
Mortgage loans on real estate:
Residential real estate	$2,003	$2,003	$588	$1,415	$525
Commercial real estate	2,367	2,194	792	1,402	202
Construction and land development	227	163	-	163	13
Total mortgage loans on real estate	4,597	4,360	1,380	2,980	740
Home equity lines of credit	100	100	100	-	-
Commercial loans	269	269	124	145	146
Consumer loans	63	63	33	30	8
Total Loans	$5,029	$4,792	$1,637	$3,155	$894

The following table presents impaired loans by class of loans as of December 31, 2017 (amounts in thousands).  Purchased credit-impaired loans are not included in these tables because they are carried at fair value and accordingly have no related associated allowance.

Nonaccruing Impaired Loans	Unpaid Principal Balance	Recorded Investment	Impaired Loans With No Allowance	Impaired Loans With Allowance	Allowance for Loan Losses
Mortgage loans on real estate:
Residential real estate	$1,767	$1,767	$350	$1,417	$526
Commercial real estate	500	328	328	-	-
Construction and land development	-	-	-	-	-
Total mortgage loans on real estate	2,267	2,095	678	1,417	526
Home equity lines of credit	-	-	-	-	-
Commercial loans	-	-	-	-	-
Consumer loans	204	54	54	-	-
Total Loans	$2,471	$2,149	$732	$1,417	$526

Accruing Impaired Loans	Unpaid Principal Balance	Recorded Investment	Impaired Loans With No Allowance	Impaired Loans With Allowance	Allowance for Loan Losses
Mortgage loans on real estate:
Residential real estate	$844	$844	$844	$-	$-
Commercial real estate	1,968	1,967	540	1,427	187
Construction and land development	232	168	-	168	11
Total mortgage loans on real estate	3,044	2,979	1,384	1,595	198
Home equity lines of credit	100	100	100	-	-
Commercial loans	300	301	127	174	174
Consumer loans	33	33	-	33	10
Total Loans	$3,477	$3,413	$1,611	$1,802	$382

Total Impaired Loans	Unpaid Principal Balance	Recorded Investment	Impaired Loans With No Allowance	Impaired Loans With Allowance	Allowance for Loan Losses
Mortgage loans on real estate:
Residential real estate	$2,611	$2,611	$1,194	$1,417	$526
Commercial real estate	2,468	2,295	868	1,427	187
Construction and land development	232	168	-	168	11
Total mortgage loans on real estate	5,311	5,074	2,062	3,012	724
Home equity lines of credit	100	100	100	-	-
Commercial loans	300	301	127	174	174
Consumer loans	237	87	54	33	10
Total Loans	$5,948	$5,562	$2,343	$3,219	$908

The following table presents the average recorded investment in impaired loans and the interest income recognized on impaired loans in the six months ended June 30, 2018 and 2017 by loan category (amounts in thousands).

	Six Months Ended			Six Months Ended
	June 30, 2018			June 30, 2017
	Average	Ending		Average	Ending
	Recorded	Recorded	Interest	Recorded	Recorded	Interest
	Investment	Investment	Income	Investment	Investment	Income
Mortgage loans on real estate:
Residential real estate	$2,260	$2,003	$26	$1,966	$2,459	$35
Commercial real estate	2,252	2,194	46	3,275	2,701	49
Construction and land development	166	163	4	10	-	-
Total mortgage loans on real estate	4,678	4,360	76	5,251	5,160	84
Home equity lines of credit	100	100	3	67	100	3
Commercial loans	288	269	5	586	592	13
Consumer loans	100	63	2	24	48	1
Total Loans	$5,166	$4,792	$86	$5,928	$5,900	$101

The following tables present the aging of loans and non-accrual loan balances as of June 30, 2018 and December 31, 2017, by class of loans (amounts in thousands).

	Accruing Loans
As of June 30, 2018	Current	30-89 Days Past Due	90+ Days Past Due	Nonaccrual Loans	Total Loans
Mortgage loans on real estate:
Residential real estate	$148,591	$1,185	$32	$1,908	$151,716
Commercial real estate	194,021	112	-	269	194,402
Construction and land development	85,407	-	61	26	85,494
Total mortgage loans on real estate	428,019	1,297	93	2,203	431,612
Home equity lines of credit	37,718	92	16	53	37,879
Commercial loans	122,130	528	-	168	122,826
Consumer loans	25,477	147	25	76	25,725
Total Loans	$613,344	$2,064	$134	$2,500	$618,042

	Accruing Loans
As of December 31, 2017	Current	30-89 Days Past Due	90+ Days Past Due	Nonaccrual Loans	Total Loans
Mortgage loans on real estate:
Residential real estate	$134,565	$857	$410	$1,890	$137,722
Commercial real estate	180,826	-	-	399	181,225
Construction and land development	66,275	221	-	68	66,564
Total mortgage loans on real estate	381,666	1,078	410	2,357	385,511
Home equity lines of credit	35,591	152	10	80	35,833
Commercial loans	105,081	728	-	-	105,809
Consumer loans	22,906	175	1	149	23,231
Total Loans	$545,244	$2,133	$421	$2,586	$550,384

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be Pass rated loans. As of June 30, 2018 and December 31, 2017, and based on the most recent analysis performed as of those dates, the risk category of loans by class of loans is as follows (amounts in thousands):

As of June 30, 2018	Pass	Special Mention	Substandard	Doubtful	Total
Mortgage loans on real estate:
Residential real estate	$147,360	$1,321	$3,035	$-	$151,716
Commercial real estate	188,079	4,596	1,727	-	194,402
Construction and land development	84,577	830	87	-	85,494
Total mortgage loans on real estate	420,016	6,747	4,849	-	431,612
Home equity lines of credit	37,690	14	175	-	37,879
Commercial loans	120,134	2,217	475	-	122,826
Consumer loans	25,327	145	253	-	25,725
Total Loans	$603,167	$9,123	$5,752	$-	$618,042

As of December 31, 2017	Pass	Special Mention	Substandard	Doubtful	Total
Mortgage loans on real estate:
Residential real estate	$132,914	$1,390	$3,418	$-	$137,722
Commercial real estate	175,208	4,238	1,779	-	181,225
Construction and land development	65,656	750	158	-	66,564
Total mortgage loans on real estate	373,778	6,378	5,355	-	385,511
Home equity lines of credit	35,580	14	203	36	35,833
Commercial loans	103,137	2,234	438	-	105,809
Consumer loans	22,865	58	308	-	23,231
Total Loans	$535,360	$8,684	$6,304	$36	$550,384

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

Loans and mortgage loans held-for-sale – The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. When a loan is identified as individually impaired, management measures impairment using one of three methods. These methods  include collateral value, market value of similar debt, and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. As of June 30, 2018 and December 31, 2017, impaired loans were evaluated based on the fair value of the collateral. Impaired loans for which an allowance is established based on the fair value of collateral, or loans that were charged down according to the fair value of collateral, require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price, the Company records the impaired loan as nonrecurring Level 2. When the fair value is based on an appraised value, the Company records the impaired loan as nonrecurring Level 3.

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

Assets and liabilities measured at fair value on a recurring basis - The only assets and liabilities measured at fair value on a recurring basis are our securities available-for-sale.  There were no transfers between levels during the period.  Information related to the Company’s assets and liabilities measured at fair value on a recurring basis at June 30, 2018 and December 31, 2017 is as follows: (amounts in thousands)

	Fair Value Measurements At Reporting Date Using:
June 30, 2018	Fair Value	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Securities available-for-sale:
Residential mortgage -backed	$97,192	$-	$97,192	$-
U.S. government sponsored enterprises	8,928	-	8,928	-
State, county, and municipal	31,398	-	31,398	-
Corporate debt obligations	1,316	-	1,316	-
Totals	$138,834	$-	$138,834	$-

	Fair Value Measurements At Reporting Date Using:
December 31, 2017	Fair Value	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Securities available-for-sale:
Residential mortgage -backed	$122,972	$-	$122,972	$-
U.S. government sponsored enterprises	12,999	-	12,999	-
State, county, and municipal	55,501	-	55,501	-
Corporate debt obligations	1,817	-	1,817	-
Totals	$193,289	$-	$193,289	$-

Assets measured at fair value on a nonrecurring basis – The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a nonrecurring basis are included in the table below as of June 30, 2018 and December 31, 2017 (amounts in thousands):

	Fair Value Measurements At Reporting Date Using:
June 30, 2018	Fair Value	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$3,898	$-	$-	$3,898
Foreclosed assets	1,014	-	-	1,014
Totals	$4,912	$-	$-	$4,912

December 31, 2017	Fair Value	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$4,654	$-	$-	$4,654
Foreclosed assets	1,546	-	-	1,546
Totals	$6,200	$-	$-	$6,200

The Company has estimated the fair values of these assets using Level 3 inputs, specifically the appraised value of the collateral. Impaired loan balances represent those collateral dependent impaired loans where management has estimated the credit loss by comparing the loan’s carrying value against the expected realizable fair value of the impaired loan for the amount of the credit loss.

The estimated fair values, and related carrying or notional amounts, of the Company’s financial instruments as of June 30, 2018 and December 31, 2017 are as follows (amounts in thousands):

		Estimated Fair Value
June 30, 2018	Carrying Amount	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$33,696	$33,696	$-	$-
Certificates of deposit in banks	2,744	-	2,744	-
Securities available-for-sale	138,834	-	138,834	-
Loans held-for-sale	6,473	-	6,473	-
Restricted equity securities	2,399	-	-	2,399
Loans receivable	609,525	-	600,516	3,898
Bank owned life insurance	20,274	-	20,274	-
Accrued interest receivable	2,222	-	2,222	-
Financial liabilities:
Deposits	718,402	-	685,794	-
Accrued interest payable	144	-	144	-
Securities sold under agreements to repurchase	7,740	-	7,740	-
Federal Home Loan Bank advances	30,000	-	29,998	-
Note payable	4,821	-	4,821	-

		Estimated Fair Value
December 31, 2017	Carrying Amount	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$15,558	$15,558	$-	$-
Certificates of deposit in banks	5,214	-	5,214	-
Securities available-for-sale	193,289	-	193,289	-
Loans held-for-sale	3,858	-	3,858	-
Restricted equity securities	1,259	-	-	1,259
Loans receivable	542,240	-	536,701	4,654
Bank owned life insurance	19,991	-	19,991	-
Accrued interest receivable	2,499	-	2,499	-
Financial liabilities:
Deposits	699,861	-	675,871	-
Accrued interest payable	121	-	121	-
Securities sold under agreements to repurchase	13,865	-	13,865	-
Federal Home Loan Bank advances	10,000	-	9,997	-
Federal funds purchased	1,153		1,153
Note payable	5,357	-	5,357	-

The estimated fair values of the standby letters of credit and loan commitments on which the committed interest rate is less than the current market rate are insignificant at June 30, 2018 and December 31, 2017.

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

Note 6 – Recently Issued Accounting Pronouncements

In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers—Deferral of the Effective Date. ASU 2015-14 defers the effective date of ASU 2014-09, Revenue from Contracts with Customers, which supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, by one year. ASU 2014-09 is based on the principle that revenue is recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. Under ASU 2015-14, ASU 2014-09 is now effective for annual periods beginning after December 15, 2017 and interim periods within those years. The Company’s revenue is significantly weighted towards net interest income on financial assets and liabilities, which is explicitly excluded from the scope of the new standard, and noninterest income has not been as significant. The Company is continuing to assess its revenue streams and reviewing its contracts with customers that are potentially affected by the new guidance including fees on deposits, gains and losses on the sale of other real estate owned, credit and debit card interchange fees, and credit card revenue, to determine the potential impact the new guidance is expected to have on the Company’s consolidated financial statements. However, the Company’s revenue recognition pattern for these revenue streams is not expected to change materially from current practice. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01 Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.  This will enhance the reporting model for financial instruments to provide users of financial statements with more decision-useful information.  The ASU addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments.  Some of the amendments include the following:  1) Require equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; 2)Simplify the impairment assessment of equity investment’s without readily determinable fair values by requiring a qualitative assessment to identify impairment; 3) Require public business entities to use exit price notion when measuring fair value of financial instruments for disclosure purposes; 4) Require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting in a change in the fair value of a liability resulting in a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value; among others.  For public business entities, the amendments of this ASU are effective fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

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

In May 2017, the FASB issued ASU No. 2017-09, Compensation - Stock Compensation (Topic 718), Scope of Modification Accounting. The amendments provide guidance on determining which changes to the terms and conditions of share-based payment awards require an entity to apply modification accounting under Topic 718. The guidance is effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted, including adoption in an interim period. The amendments in this ASU should be applied prospectively to an award modified on or after the adoption date. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

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

Note 7 – Defined Contribution Plan

The Company provides a 401(k) employee stock ownership plan (KSOP), which covers substantially all of the Company’s employees who are eligible, as to age and length of service. A participant may elect to make contributions up to $18.5 thousand and $18 thousand of the participant’s annual compensation in 2018 and 2017, respectively. The Company makes contributions up to 3% of each participant’s annual compensation and the Company matches 50% of the next 2% contributed by the employee. Contributions to the plan by Company were approximately $175 thousand and $162 thousand for the six months ended June 30, 2018 and 2017, respectively.  Outstanding shares of the Company’s common stock allocated to participants at June 30, 2018 and December 31, 2017 totaled  61,603 and 53,715 shares respectively, and there were no unallocated shares. These shares are treated as outstanding for purposes of calculating earnings per share and dividends on these shares are included in the Consolidated Statements of Stockholders’ Equity.

The Company’s KSOP includes a put option for shares of the Company’s common stock distributed from the KSOP. Shares are distributed from the KSOP primarily to separated vested participants and certain eligible participants who elect to diversify their account balances. Since the Company’s common stock is not currently traded on an established securities market, if the owners of distributed shares desire to sell their shares, the Company is required to purchase the shares at fair value during two put option periods following the distribution of the shares from the KSOP. The first put option period is within sixty days following the distribution of the shares from the KSOP.  The second put option period begins on the first day of the fifth month of the plan year for a sixty day period. The fair value of distributed shares subject to the put option totaled $0 as of June 30, 2018 and December 31, 2017. The cost of the KSOP shares totaled $1.15 million and $950 thousand as of June 30, 2018 and December 31, 2017, respectively. Due to the Company’s obligation under the put option, the distributed shares and KSOP shares are classified as temporary equity in the mezzanine section of the consolidated statements of financial condition and totaled $1.15 million and $950 thousand as of June 30, 2018 and December 31, 2017, respectively. The fair value of the KSOP shares totaled $1.44 million and $1.32 million as of June 30, 2018 and December 31, 2017, respectively.

Note 8 – Acquisition

On July 11, 2018, the Company announced the signing of a definitive agreement providing for the merger of PSB Bancshares, Inc. with and into River Financial Corporation. Concurrent with the merger of River Financial Corporation and PSB Bancshares, Inc., Peoples Southern Bank will be merged with and into River Bank & Trust.

Under the terms of the definitive agreement, shareholders of PSB Bancshares, Inc. immediately prior to the effective time of the merger will receive in exchange for each outstanding share of PSB Bancshares, Inc. common stock held sixty shares of River Financial Corporation common stock and approximately $6.6 thousand in cash. Based on the 3,706 shares of PSB Bancshares, Inc. common stock issued and outstanding as of July 10, 2018, River Financial Corporation will issue 222,360 shares of River Financial Corporation common stock and make cash payments to PSB Bancshares, Inc. shareholders of approximately $24.5 million. The transaction is subject to customary closing conditions, including receipt of regulatory approvals and approval by River Financial Corporation and PSB Bancshares, Inc. shareholders. The Company expects the merger to close in the fourth quarter of 2018.

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

Our Business

We are a bank holding company headquartered in Prattville, Alabama. We engage in the business of banking through our wholly-owned banking subsidiary, River Bank & Trust, which we may refer to as the “Bank,” or “River Bank.” Through the Bank, we provide a broad array of financial services to businesses, business owners, professionals, and consumers. As of June 30, 2018, we operated ten full-service banking offices in Alabama in the cities of Montgomery, Prattville, Millbrook, Wetumpka, Auburn, Opelika, Gadsden and Alexander City.  We also operate one loan production office in Daphne, Alabama.

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

Overview of Second Quarter 2018 Results

Net income was $2.27 million in the quarter ended June 30, 2018, compared with $2.11 million in the quarter ended June 30, 2017. Several significant measures from the 2018 second quarter include:

•	Net interest margin (taxable equivalent) of 4.12%, compared with 4.13% for the second quarter of 2017.
•	Net interest income increase of $300 thousand for the quarter ended June 30, 2018, representing a 4.04% rate of increase over the quarter ended June 30, 2017.
•	Annualized return on average earning assets for the quarter ended June 30, 2018 of 1.19% compared with 1.05% for the quarter ended June 30, 2017.
•	Annualized return on average equity for the quarter ended June 30, 2018 of 10.11% compared with 9.87% for the quarter ended June 30, 2017.
•	Loan increase of $35.6 million during the quarter, representing a 24.57% annualized growth rate.
•	Securities available-for-sale decrease of $7.8 million during the quarter, representing a 21.40% annualized decrease for the quarter.
•	Deposit increase of $18.3 million during the quarter, representing a 10.48% annualized growth rate.
•	Stockholders’ equity increase of $2.2 million during the quarter representing a 9.22% annualized growth rate.
•	Book value per share of $17.84 at June 30, 2018, compared with $17.64 per share at December 31, 2017.
•	Tangible book value per share of $15.62 at June 30, 2018, compared with $15.37 at December 31, 2017.

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

Comparison of the Results of Operations for the three and six months ended June 30, 2018 and 2017

The following is a narrative discussion and analysis of significant changes in our results of operations for the three and six months ended June 30, 2018 compared to the three and six months ended June 30, 2017.

Net Income

During the three months ended June 30, 2018, our net income was $2.27 million, compared to $2.11 million for the three months ended June 30, 2017, a increase of $157 thousand, or 7.45%.

The primary reason for the increase in net income for the second quarter of 2018 as compared to the second quarter of 2017 was an increase in net interest income and an increase in noninterest income. During the three months ended June 30, 2018, net interest income was $7.7 million compared to $7.4 million for the three months ended June 30, 2017, an increase of $300 thousand, or 4.04%. This increase is a result of higher levels of loan volume and other earning assets from organic growth. Total noninterest income for the second quarter of 2018 was $1.8 million compared to $1.4 million for the quarter ended June 30, 2017. This increase was primarily the result of an increase of  $212 thousand and $131 thousand in revenue from mortgage operations and service charges and fees, respectively. Total noninterest expense in the second quarter of 2018 increased $739 thousand, or 13.85%, from the second quarter of 2017. This increase was due to an increase of $597 thousand  in salaries and employee benefits.

During the six months ended June 30, 2018, our net income was $4.5 million, compared to $4.3 million for the six months ended June 30, 2017, an increase of $187 thousand, or 4.31%.

The primary reason for the increase in net income for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017 was an increase in net interest income and an increase in noninterest income. During this period in 2018, net interest income was $15.2 million compared to $14.7 million for the same period in 2017, an increase of $535 thousand, or 3.65%. This increase is a result of higher levels of loan volume and other earning assets from organic growth. Total noninterest income for the first six months of 2018 was $3.2 million compared to $2.7 million in the first six months of 2017. This increase was primarily the result of an increase of $213 thousand and $192 thousand in revenue from mortgage operations and service charges and fees, respectively. Total noninterest expense in the first six months of 2018 increased $1.4 million, or 13.98%, from the first six months of 2017. This increase was due to an increase of $1.2 in salaries and employee benefits.

Net Interest Income and Net Interest Margin Analysis

The largest component of our net income is net interest income – the difference between the income earned on interest earning assets and the interest paid on deposits and borrowed funds used to support assets. Net interest income divided by average interest earning assets represents RFC’s net interest margin. The major factors that affect net interest income and net interest margin are changes in volumes, the yield on interest earning assets and the cost of interest bearing liabilities. Our net interest margin can also be affected by economic conditions, the competitive environment, loan demand, and deposit flow. Management’s ability to respond to changes in these factors by using effective asset-liability management techniques is critical to maintaining the stability of the net interest margin and the primary source of earnings. This is discussed in greater detail under the heading “Interest Sensitivity and Market Risk”

Comparison of net interest income for the three months ended June 30, 2018 and 2017

The following table shows, for the three months ended June 30, 2018 and 2017, the average balances of each principal category of our earning assets and interest bearing liabilities and the average taxable equivalent yields on assets and average costs of liabilities. These yields and costs are calculated by dividing the income or expense by the average daily balance of the associated assets or liabilities (amounts in thousands).

	Three Months Ended June 30, 2018			Three Months Ended June 30, 2017
		Interest			Interest
	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Yield/Rate	Balance	Expense	Yield/Rate
Interest earning assets
Loans	$595,747	$7,927	5.34%	$511,845	$6,975	5.47%
Mortgage loans held for sale	5,703	56	3.90%	4,745	30	2.54%
Investment securities:
Taxable securities	115,278	553	1.93%	154,806	768	1.99%
Tax-exempt securities	33,049	208	2.52%	53,043	408	3.08%
Interest bearing balances in other banks	9,075	44	1.94%	13,489	48	1.43%
Total interest earning assets	$758,852	$8,788	4.64%	$737,928	$8,229	4.47%

Interest bearing liabilities
Interest bearing transaction accounts	$192,061	$165	0.34%	$189,157	$114	0.24%
Savings and money market accounts	195,298	314	0.64%	191,181	174	0.37%
Time deposits	134,284	338	1.02%	138,924	259	0.75%
Short-term debt	9,220	12	0.48%	16,567	17	0.41%
Federal Home Loan Bank advances	21,099	106	2.01%	10,055	25	1.00%
Note payable	4,819	62	5.06%	6,158	63	4.05%
Total interest bearing liabilities	$556,781	$997	0.72%	$552,042	$652	0.48%
Noninterest-bearing funding of earning assets	202,070	-	0.00%	185,886	-	0.00%
Total cost of funding earning assets	$758,851	$997	0.53%	$737,928	$652	0.36%
Net interest rate spread			3.92%			4.00%
Net interest income/margin (taxable equivalent)		$7,791	4.12%		$7,577	4.13%
Tax equivalent adjustment		(72)			(158)
Net interest income/margin		$7,719	4.08%		$7,419	4.04%

The following table reflects, for the three months ended June 30, 2018 and 2017, the changes in our net interest income due to variances in the volume of interest earning assets and interest bearing liabilities and variances in the associated rates earned or paid on these assets and liabilities (amounts in thousands).

	Three Months Ended June 30, 2018 vs.
	Three Months Ended June 30, 2017
		Variance
		due to
	Volume	Yield/Rate	Total
Interest earning assets
Loans	$1,145	$(193)	$952
Mortgage loans held for sale	7	19	26
Investment securities:
Taxable securities	(198)	(17)	(215)
Tax-exempt securities	(154)	(46)	(200)
Interest bearing balances in other banks	(16)	12	(4)
Total interest earning assets	$784	$(225)	$559

Interest bearing liabilities
Interest bearing transaction accounts	$1	$50	$51
Savings and money market accounts	3	137	140
Time deposits	(10)	89	79
Short-term debt	(6)	1	(5)
Federal Home Loan Bank advances	28	53	81
Note payable	(13)	12	(1)
Total interest bearing liabilities	$3	$342	$345

Net interest income
Net interest income (taxable equivalent)	$781	$(567)	$214
Taxable equivalent adjustment	67	19	86
Net interest income	$848	$(548)	$300

Total interest income for the three months ended June 30, 2018 was $8.7 million and total interest expense was $997 thousand, resulting in net interest income of $7.7 million for the period. For the same period of 2017, total interest income was $8.1 million and total interest expense was $652 thousand, resulting in net interest income of $7.4 million for the period. This represents a 4.04% increase in net interest income when comparing the same period from 2018 and 2017. When comparing the variances related to interest income for the three months ended June 30, 2018 and 2017, the increase was primarily attributed to increases in average volumes in loans. The volume related increase in interest income for the three months ended June 30, 2018 was offset by a decrease in the yield on loans and investment securities.  When comparing variances related to interest expense for the three months ended June 30, 2018 and 2017, the increase resulted primarily from an increase in the effective rates paid on deposit accounts.

Comparison of net interest income for the six months ended June 30, 2018 and 2017

The following table shows, for the six months ended June 30, 2018 and 2017, the average balances of each principal category of our earning assets and interest bearing liabilities and the average taxable equivalent yields on assets and average costs of liabilities. These yields and costs are calculated by dividing the income or expense by the average daily balance of the associated assets or liabilities.

	Six Months Ended June 30, 2018			Six Months Ended June 30, 2017
		Interest			Interest
	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Yield/Rate	Balance	Expense	Yield/Rate
Interest earning assets
Loans	$580,245	$15,247	5.30%	$511,471	$13,787	5.45%
Mortgage loans held for sale	4,561	81	3.58%	4,701	32	1.38%
Investment securities:
Taxable securities	120,651	1,178	1.97%	146,530	1,470	2.03%
Tax-exempt securities	36,677	465	2.56%	54,018	823	3.08%
Interest bearing balances in other banks	9,824	88	1.81%	19,471	111	1.15%
Total interest earning assets	$751,958	$17,059	4.59%	$736,191	$16,223	4.46%

Interest bearing liabilities
Interest bearing transaction accounts	$190,622	$278	0.29%	$191,568	$229	0.24%
Savings and money market accounts	191,320	473	0.50%	191,713	342	0.36%
Time deposits	134,936	648	0.97%	138,714	495	0.72%
Securities sold under repurchase agreements	11,418	22	0.39%	14,423	22	0.31%
Federal Home Loan Bank advances	18,785	167	1.79%	5,008	25	1.01%
Note payable	5,220	122	4.71%	6,291	124	3.99%
Total interest bearing liabilities	$552,301	$1,710	0.62%	$547,717	$1,237	0.46%
Noninterest-bearing funding of earning assets	199,657	-	0.00%	188,474	-	0.00%
Total cost of funding earning assets	$751,958	$1,710	0.46%	$736,191	$1,237	0.34%
Net interest rate spread			3.97%			4.00%
Net interest income/margin (taxable equivalent)		$15,349	4.12%		$14,986	4.12%
Tax equivalent adjustment		(144)			(316)
Net interest income/margin		$15,205	4.08%		$14,670	4.03%

The following table reflects, for the six months ended June 30, 2018 and 2017, the changes in our net interest income due to variances in the volume of interest earning assets and interest bearing liabilities and variances in the associated rates earned or paid on these assets and liabilities.

	Six Months Ended June 30, 2018 vs.
	Six Months Ended June 30, 2017
		Variance
		due to
	Volume	Yield/Rate	Total
Interest earning assets
Loans	$1,863	$(403)	$1,460
Mortgage loans held for sale	-	49	49
Investment securities:
Taxable securities	(262)	(30)	(292)
Tax-exempt securities	(263)	(95)	(358)
Interest bearing balances in other banks	(55)	32	(23)
Total interest earning assets	$1,283	$(447)	$836

Interest bearing liabilities
Interest bearing transaction accounts	$(1)	$50	$49
Savings and money market accounts	(1)	132	131
Time deposits	(14)	167	153
Short-term debt	(5)	5	-
Federal Home Loan Bank advances	69	73	142
Note payable	(21)	19	(2)
Total interest bearing liabilities	$27	$446	$473

Net interest income
Net interest income (taxable equivalent)	$1,256	$(893)	$363
Taxable equivalent adjustment	138	34	172
Net interest income	$1,394	$(859)	$535

Total interest income for the six months ended June 30, 2018 was $16.9 million and total interest expense was $1.7 million, resulting in net interest income of $15.2 million for the period. For the same period of 2017, total interest income was $15.9 million and total interest expense was $1.2 million, resulting in net interest income of $14.7 million for the period. This represents a 3.65% increase in net interest income when comparing the same period from 2018 and 2017. When comparing the variances related to interest income for the six months ended June 30, 2018 and 2017, the increase was primarily attributed to increases in average volumes in loans. When comparing variances related to interest expense for the six months ended June 30, 2018 and 2017, the increase resulted primarily from an increase in the effective rates paid on deposit accounts.

Provision for Loan Losses

The provision for loan losses represents a charge to earnings necessary to establish an allowance for loan losses that, in management’s evaluation, is adequate to provide coverage for estimated losses on outstanding loans and to provide for uncertainties in the economy. As a result of evaluating the allowance for loan losses at June 30, 2018, management recorded a provision of $480 thousand in the second quarter of 2018 compared to a provision of $360 thousand in the second quarter of 2017. The increase in the provision was primarily related to the increase in loans from June 30, 2017 to June 30, 2018.

The allowance for loan losses is increased by a provision for loan losses, which is a charge to earnings, and it is decreased by loan charge-offs and increased by recoveries on loans previously charged off. In determining the adequacy of the allowance for loan losses, we consider our historical loan loss experience, the general economic environment, our overall portfolio composition and other relevant information. As these factors change, the level of loan loss provision changes.  When individual loans are evaluated for impairment and impairment is deemed necessary, a specific allowance is required for the impaired portion of the loan amount. Subsequent changes in the impairment amount will generally cause corresponding changes in the allowance related to the impaired loan and corresponding changes to the loan loss provision. As of June 30, 2018, the recorded allowance related to impaired loans was $894 thousand. As of June 30, 2017, the recorded allowance related to impaired loans was $1.1 million.

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

The following table sets forth the principal components of noninterest income for the periods indicated (amounts in thousands).

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2018	2017	2018	2017
Service charges and fees	$845	$714	$1,605	$1,413
Investment brokerage revenue	16	6	58	31
Mortgage operations	697	485	1,107	894
Bank owned life insurance income	142	103	281	209
Net gain on sale of investment securities	1	3	3	3
Other noninterest income	72	61	187	129
Total noninterest income	$1,773	$1,372	$3,241	$2,679

Noninterest income for the three months ended June 30, 2018 was $1.8 million compared to $1.4 million for the same period in 2017. The increase of $39 thousand in bank owned life insurance income is a result of additional insurance policies that were purchased at the end of the prior year.  The increase of $131 thousand in service charges and fees was primarily related to an increase in the number of deposit accounts and activity within the deposit accounts. The increase in mortgage operations revenue of $212 thousand resulted from an increase in the volume of mortgage loans originated for sale during the second quarter of 2018 as compared to the same period in 2017.

Noninterest income for the six months ended June 30, 2018 was $3.2 million compared to $2.7 million for the same period of 2017. This increase of $72 thousand in bank owned life insurance income is a result of additional insurance policies that were purchased at the end of the prior year.  The increase of $192 thousand in service charges and fees was primarily related to an increase in the number of deposit accounts and activity within the deposit accounts. The increase in mortgage operations revenue of $213 thousand resulted from an increase in the volume of mortgage loans originated for sale in 2018 as compared to the same period in 2017.

Noninterest Expense

Noninterest expenses consist primarily of salaries and employee benefits, building occupancy and equipment expenses, advertising and promotion expenses, data processing expenses, legal and professional services expense and miscellaneous other operating expenses.

The following table sets forth the principal components of noninterest expense for the periods indicated (amounts in thousands).

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2018	2017	2018	2017
Salaries and employee benefits	$3,548	$2,951	$6,917	$5,668
Occupancy expenses	391	354	733	684
Equipment rentals, depreciation, and maintenance	213	214	471	397
Telephone and communications	72	84	121	139
Advertising and business development	227	244	347	359
Data processing	429	431	846	873
Foreclosed assets, net	67	33	90	71
Federal deposit insurance and other regulatory assessments	78	83	160	175
Legal and other professional services	173	134	283	260
Other operating expense	878	809	1,696	1,607
Total noninterest expense	$6,076	$5,337	$11,664	$10,233

Noninterest expense for the three months ended June 30, 2018 totaled $6.1 million compared with $5.3 million for the same period of 2017. The increase was primarily a result of increases in salaries and employee benefits expense. Salaries and employee benefits increased $597 thousand, or 20%, to $3.5 million in the second quarter of 2018 from $3.0 million in the second quarter of 2017. The number of full-time equivalent employees increased from approximately 140 at June 30, 2017 to approximately 149 at June 30, 2018 for an increase of approximately 6.43%. A majority of the increase in the number of employees is a result of the loan production office in Daphne, Alabama which was opened in the fourth quarter of 2017.  The loan production office in Daphne has five employees.

Noninterest expense for the six months ended June 30, 2018 totaled $11.7 million compared with $10.2 million for the same period of 2017. The increase was primarily a result of increases in salaries and employee benefits expense. Salaries and employee benefits increased $1.2 million, or 22.04%, to $6.9 million in the first six months of 2018 from $5.7 million in the first six months of 2017.

Provision for Income Taxes

We recognized income tax expense of $671 thousand for the three months ended June 30, 2018, compared to $986 thousand for the three months ended June 30, 2017. The effective tax rate for the three months ended June 30, 2018 was 22.9% compared to 31.9% for the same period in 2017. The effective tax rate is affected by levels of items of income that are not subject to federal and/or state taxation and by levels of items of expense that are not deductible for federal and/or state income tax purposes.  The primary reason for the decrease in the effective tax rate was the Tax Cuts and Jobs Act of 2017, enacted on December 22, 2017 which lowered the federal corporate tax rate from 34% to 21%.

We recognized income tax expense of $1.3 million for the six months ended June 30, 2018, compared to $2.1 million for the six months ended June 30, 2017. The decrease of $761 thousand, or 36.96%, resulted from the decrease in net income before taxes of $574 thousand in the first six months of 2018 as compared to the first six months of 2017. The effective tax rate for the six months ended June 30, 2018 was 22.3% compared to 32.2% for the same period in 2017. The effective tax rate is affected by levels of items of income that are not subject to federal and/or state taxation and by levels of items of expense that are not deductible for federal and/or state income tax purposes.  The primary reason for the decrease in the effective tax rate was the Tax Cuts and Jobs Act of 2017, enacted on December 22, 2017 which lowered the corporate federal tax rate from 34% to 21%.

Comparison of Financial Condition at June 30, 2018 and December 31, 2017

Overview

Our total assets increased $32.6 million, or 3.96%, from December 31, 2017 to June 30, 2018. Loans, net of deferred fees and discounts, increased $68.3 million, or 12.48%, from December 31, 2017 to June 30, 2018. Securities available-for-sale decreased by $54.5 million, or 28.17%, from December 31, 2017 to June 30, 2018. Cash and cash equivalents increased $18.1 million, or 116.58% from December 31, 2017 to June 30, 2018 as funds were obtained from the sale of investment securities to fund loan growth. Total deposits increased $18.5 million, or 2.65%, from December 31, 2017. Federal Home Loan Bank advances increased $20 million or 200.00% from December 31, 2017 to June 30, 2018.  Total stockholders’ equity increased $1.6 million, or 1.80% from December 31, 2017 to June 30, 2018 primarily due to earnings offset by the increase in the net unrealized loss on securities available-for-sale.

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

During the six months ended June 30, 2018, we purchased investment securities totaling $1.6 million and sold investment securities with proceeds received of $38 million including net realized gains of $3 thousand.

The following tables summarize the amortized cost, gross unrealized gains, gross unrealized losses, and fair value of securities available-for-sale at June 30, 2018 and December 31, 2017 (amounts in thousands).

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2018:
Securities available-for-sale:
Residential mortgage-backed	$101,942	$-	$(4,750)	$97,192
U.S. govt. sponsored enterprises	9,204	-	(276)	8,928
State, county, and municipal	31,781	59	(442)	31,398
Corporate debt obligations	1,386	-	(70)	1,316
Totals	$144,313	$59	$(5,538)	$138,834

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2017:
Securities available-for-sale:
Residential mortgage-backed	$125,768	$23	$(2,819)	$122,972
U.S. govt. sponsored enterprises	13,176	8	(185)	12,999
State, county, and municipal	55,339	511	(349)	55,501
Corporate debt obligations	1,831	11	(25)	1,817
Totals	$196,114	$553	$(3,378)	$193,289

Loans

Loans are the largest category of interest earning assets and typically provide higher yields than other types of interest earning assets. Associated with the higher loan yields are the inherent credit and liquidity risks which management attempts to control and counterbalance. Total loans averaged $595.7 million during the three months ended June 30, 2018, or 78.5% of average interest earning assets, as compared to $511.8 million, or 69.4% of average interest earning assets, for the three months ended June 30, 2017.

At June 30, 2018, total loans, net of deferred loan fees and discounts, were $615.4 million, compared to $547.1 million at December 31, 2017, an increase of $68.3 million, or 12.48%

The growth in average outstanding loans is primarily attributable to the Bank’s ability to attract new customers from other financial institutions. We have hired experienced bankers in the markets we serve and these employees were successful in transitioning many of their former clients as well as bringing new clients to the Bank. Our bankers are expected to maintain calling efforts to develop relationships with clients and our philosophy is to be responsive to customer needs by providing service and decisions in a timely manner. Additionally, the markets we serve have shown some signs of economic recovery over the last few years which has increased demand for the services we provide.

The following table provides a summary of the loan portfolio as of June 30, 2018, and December 31, 2017.

	June 30, 2018		December 31, 2017
	Amount	% of Total	Amount	% of Total
Residential real estate:
Closed-end 1-4 family - first lien	$129,262	21.2%	$115,776	21.4%
Closed-end 1-4 family - junior lien	4,851	0.8%	4,969	0.9%
Multi-family	17,603	2.9%	16,977	3.1%
Total residential real estate	151,716	24.9%	137,722	25.4%
Commercial real estate:
Nonfarm nonresidential	186,802	30.6%	173,443	32.0%
Farmland	7,600	1.2%	7,782	1.4%
Total commercial real estate	194,402	31.8%	181,225	33.4%
Construction and land development:
Residential	36,308	6.0%	25,830	4.8%
Other	49,186	8.1%	40,734	7.5%
Total construction and land development	85,494	14.1%	66,564	12.3%
Home equity lines of credit	37,879	6.2%	35,833	6.6%
Commercial loans:
Other commercial loans	108,283	17.8%	95,896	17.7%
Agricultural	1,278	0.2%	1,581	0.3%
State, county, and municipal loans	13,265	2.2%	8,332	1.5%
Total commercial loans	122,826	20.2%	105,809	19.5%
Consumer loans	25,725	4.2%	23,231	4.3%
Total gross loans	618,042	101.4%	550,384	101.5%
Allowance for loan losses	(5,870)	-1.0%	(4,881)	-0.9%
Net deferred loan fees and discounts	(2,647)	-0.4%	(3,263)	-0.6%
Net loans	$609,525	100.0%	$542,240	100.0%

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

Real estate loans are the largest component of our loan portfolio and include residential real estate loans, commercial real estate loans, and construction and land development loans. At June 30, 2018, this category totaled $469.5 million, or 75.96% of total gross loans, compared to $421.3 million, or 76.55%, at December 31, 2017. Real estate loans increased $48.1 million, or 11.43%, during the period December 31, 2017 to June 30, 2018. Commercial loans increased $17.0 million, or 16.08% during the same period. Our management team and lending officers have a great deal of experience and expertise in real estate lending and commercial lending.

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

The following table presents a summary of changes in the allowance for loan losses for the periods indicated (amounts in thousands).

	As of and for the		As of and for the
	Three Months Ended:		Six Months Ended:
	June 30,	June 30,	June 30,	June 30,
	2018	2017	2018	2017
Allowance for loan losses at beginning of period	$5,387	$4,026	$4,881	$4,007
Charge-offs:
Mortgage loans on real estate:
Residential real estate	-	-	-	-
Commercial real estate	-	-	-	115
Construction and land development	-	-	-	-
Total mortgage loans on real estate	-	-	-	115
Home equity lines of credit	20	-	20	100
Commercial	35	10	75	114
Consumer	-	24	30	85
Total	55	34	125	414

Recoveries:
Mortgage loans on real estate:
Residential real estate	13	5	13	6
Commercial real estate	2	9	5	9
Construction and land development	4	4	26	6
Total mortgage loans on real estate	19	18	44	21
Home equity lines of credit	10	1	12	2
Commercial	20	18	86	52
Consumer	9	12	12	13
Total	58	49	154	88

Net charge-offs (recoveries)	(3)	(15)	(29)	326
Provision for loan losses	480	360	960	720
Allowance for loan losses at end of period	$5,870	$4,401	$5,870	$4,401

Total loans outstanding, net of deferred loan fees	615,395	517,950	615,395	517,950
Average loans outstanding, net of deferred loan fees	595,747	511,845	580,245	511,471
Allowance for loan losses to period end loans	0.95%	0.85%	0.95%	0.85%
Net charge-offs (recoveries) to average loans (annualized)	0.00%	-0.01%	-0.01%	0.13%

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

	June 30, 2018		December 31, 2017
		Percent of		Percent of
	Amount	Total	Amount	Total
Mortgage loans on real estate:
Residential	$1,387	23.6%	$1,167	23.9%
Commercial real estate	1,914	32.6%	1,604	32.9%
Construction and land development	788	13.5%	606	12.4%
Total mortgage loans on real estate	4,089	69.7%	3,377	69.2%
Home equity lines of credit	366	6.2%	333	6.8%
Commercial	1,197	20.4%	954	19.5%
Consumer	218	3.7%	217	4.5%
Total	$5,870	100.0%	$4,881	100.0%

Nonperforming Assets

The following table presents our nonperforming assets as of the dates indicated (amounts in thousands):

	June 30,		December 31,
	2018	2017	2017
Nonaccrual loans	$2,500	$2,787	$2,586
Accruing loans past due 90 days or more	134	163	421
Total nonperforming loans	2,634	2,950	3,007
Foreclosed assets	1,014	1,557	1,546
Total nonperforming assets	$3,648	$4,507	$4,553

Allowance for loan losses to period end loans	0.95%	0.85%	0.89%
Allowance for loan losses to period end nonperforming loans	222.85%	149.19%	162.32%
Net charge-offs (recoveries) to average loans (annualized)	-0.01%	0.13%	0.17%
Nonperforming assets to period end loans and foreclosed property	0.59%	0.87%	0.83%
Nonperforming loans to period end loans	0.43%	0.57%	0.55%
Nonperforming assets to total assets	0.43%	0.56%	0.55%
Period end loans	615,395	517,950	547,121
Period end total assets	855,885	811,841	823,292
Allowance for loan losses	5,870	4,401	4,881
Average loans for the period	595,747	511,845	517,822
Net charge-offs for the period	(29)	326	866
Period end loans plus foreclosed property	616,409	519,507	548,667

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

The following table details the composition of our deposit portfolio as of June 30, 2018, and December 31, 2017.

	June 30, 2018		December 31, 2017
		Percent of		Percent of
	Amount	Total	Amount	Total
Demand deposits, non-interest bearing	$186,602	26.0%	$185,171	26.5%
Demand deposits, interest bearing	199,812	27.9%	195,792	28.0%
Money market accounts	167,697	23.3%	153,732	22.0%
Savings deposits	31,965	4.4%	29,441	4.2%
Time certificates of $250 thousand or more	35,340	4.9%	37,045	5.3%
Other time certificates	96,986	13.5%	98,680	14.0%
Totals	$718,402	100.0%	$699,861	100.0%

Total deposits were $718 million at June 30, 2018, an increase of $18.5 million from December 31, 2017 with the increase resulting mainly in the balances of money market accounts.

The following table presents the Bank’s time certificates of deposits by various maturities as of June 30, 2018 (amounts in thousands).

	All Time Deposits	Time Deposits $100 or more	Time Deposits less than $100
Three months or less	$25,035	$16,780	$8,255
Greater than three months through six months	12,901	6,217	6,684
Greater than six months through one year	49,038	32,045	16,993
Greater than one year through three years	26,634	15,651	10,983
Greater than three years	18,718	14,072	4,646
Total	$132,326	$84,765	$47,561

Other Funding Sources

We supplement our deposit funding with wholesale funding when needed for balance sheet planning and management or when the terms are attractive and will not disrupt our offering rates in our markets. A source we have used for wholesale funding is the Federal Home Loan Bank of Atlanta (FHLB). The line of credit with the FHLB is secured by pledges of various loans in our loan portfolio. At June 30, 2018, the FHLB line of credit available was $115 million and at December 31, 2017 it was $99.5 million. As of June 30, 2018 we have $30 million of Federal Home Loan Bank advances outstanding compared to $10 million at December 31, 2017.  We also have lines of credit for federal funds borrowings with other banks that totaled $38.5 million and $28.5 million at June 30, 2018 and December 31, 2017, respectively. Furthermore, we have pledged certain loans to the Federal Reserve Bank (FRB) to secure a line of credit. At June 30, 2018, the FRB line of credit available was $95.9 million and at December 31, 2017, the FRB line of credit available was $69.4 million. We have never drawn on the FRB line of credit and consider it a contingency line of credit to be used only for emergency liquidity management.

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

Cash and cash equivalents at June 30, 2018 and December 31, 2017, were $33.7 million and $15.6 million, respectively. Based on recorded cash and cash equivalents, management believes River Financial Corporation’s liquidity resources were sufficient at June 30, 2018 to fund loans and meet other cash needs as necessary.

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

Financial instruments whose contract amount represents credit risk at June 30, 2018 and December 31, 2017 were as follows  (amounts in thousands):

	June 30, 2018	December 31, 2017
Commitments to extend credit	$140,752	$142,878
Stand-by and performance letters of credit	2,207	2,268
Total	$142,959	$145,146

Contractual Obligations

While our liquidity monitoring and management considers both present and future demands for and sources of liquidity, the following table of contractual commitments focuses only on future obligations as of June 30, 2018 (amounts in thousands).

		Due after 1	Due after 3
	Due in 1	through	through	Due after
	year or less	3 years	5 years	5 years	Total
Federal Home Loan Bank advances	$30,000	$-	$-	$-	$30,000
Certificates of deposit of less than $100	31,932	10,983	4,619	27	47,561
Certificates of deposit of $100 or more	55,042	15,651	14,072	-	84,765
Securities sold under agreements to repurchase	7,740	-	-	-	7,740
Note payable	1,071	2,143	1,607	-	4,821
Operating leases	581	1,099	1,037	1,227	3,944
Total contractual obligations	$126,366	$29,876	$21,335	$1,254	$178,831

Capital Position and Dividends

At June 30, 2018 and December 31, 2017, total stockholders’ equity was $90.4 million and $89.0 million, respectively. The increase of $1.4 million resulted mainly from the net change in retained earnings and other comprehensive income for the six months ended June 30, 2018. Retained earnings for the first six months of 2018 increased $3.1 million and other comprehensive income decreased $2 million. The ratio of stockholders’ equity to total assets was 10.59% and 10.81% at June 30, 2018 and December 31, 2017, respectively.

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

Management believes, as of June 30, 2018, that the Bank meets all capital adequacy requirements to which it is subject. The following table presents the Bank’s capital amounts and ratios as of June 30, 2018 with the required minimum levels for capital adequacy purposes including the phase in of the capital conservation buffer under Basel III and minimum levels to be well capitalized (as defined) under the regulatory prompt corrective action regulations.

As of June 30, 2018:
					To Be Well Capitalized
			Required For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (To Risk-Weighted Assets)	$93,812	13.771%	$67,272	>= 9.875%	$68,123	>= 10.00%
Common Equity Tier 1 Capital (To Risk-Weighted Assets)	87,943	12.909%	43,429	>= 6.375%	44,280	>= 6.50%
Tier 1 Capital (To Risk-Weighted Assets)	87,943	12.909%	53,647	>= 7.875%	54,499	>= 8.00%
Tier 1 Capital (To Average Assets)	87,943	10.787%	32,610	>= 4.000%	40,763	>= 5.00%

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

River Financial Corporation’s principal source of funds for dividend payments and debt service is dividends received from River Bank & Trust. There are statutory limitations on the payment of dividends by River Bank & Trust to River Financial Corporation. As of June 30, 2018, the maximum amount the Bank could dividend to River Financial Corporation without prior regulatory authority approval was approximately $14.8 million. In addition to dividend restrictions, federal statutes prohibit unsecured loans from banks to bank holding companies.

During the six months ending June 30, 2018 there were 3,000 incentive stock options issued with a weighted average exercise price of $23.92 per share. During the same period, there were 26,450 incentive stock options exercised at a weighted average exercise price of $11.02 per share. A total of 244,925 incentive stock options were outstanding as of June 30, 2018 with a weighted average exercise price of $15.28 per share and a weighted average remaining life of 5.86 years.

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

The following table illustrates our interest rate sensitivity at June 30, 2018, assuming the relevant assets and liabilities are collected and paid, respectively, based upon historical experience rather than their stated maturities (amounts in thousands).

	0-1 Mos	1-3 Mos	3-12 Mos	1-2 Yrs	2-3 Yrs	>3 Yrs	Total
Interest earning assets
Loans	$140,048	$33,833	$122,721	$102,036	$79,674	$137,083	$615,395
Securities	1,504	6,847	14,554	16,588	16,484	82,857	138,834
Certificates of deposit in banks	-	-	249	250	-	2,245	2,744
Cash balances in banks	16,954	-	-	-	-	-	16,954
Total interest earning assets	$158,506	$40,680	$137,524	$118,874	$96,158	$222,185	$773,927

Interest bearing liabilities
Interest bearing transaction accounts	$82,205	$3,996	$17,699	$23,978	$23,978	$47,956	$199,812
Savings and money market accounts	111,685	3,588	16,470	21,521	21,521	24,877	199,662
Time deposits	8,237	16,987	61,722	19,486	7,148	18,746	132,326
Securities sold under agreements to repurchase	7,740	-	-	-	-	-	7,740
Federal Home Loan Bank advances	20,000	10,000	-	-	-	-	30,000
Note payable	-	268	804	1,072	1,072	1,605	4,821
Total interest bearing liabilities	$229,867	$34,839	$96,695	$66,057	$53,719	$93,184	$574,361

Interest sensitive gap
Period gap	$(71,361)	$5,841	$40,829	$52,817	$42,439	$129,001	$199,566
Cumulative gap	$(71,361)	$(65,520)	$(24,691)	$28,126	$70,565	$199,566
Cumulative gap - Rate Sensitive Assets/ Rate Sensitive Liabilities	-9.2%	-8.5%	-3.2%	3.6%	9.1%	25.8%

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

	Impact on net interest income
	As of	As of
	June 30, 2018	December 31, 2017
Change in prevailing rates:
+ 400 basis points	(0.67)%	(1.37)%
+ 300 basis points	(0.26)%	(0.53)%
+ 200 basis points	0.04%	(0.02)%
+ 100 basis points	0.21%	0.30%
+ 0 basis points	-	-
- 100 basis points	(2.43)%	(4.51)%
- 200 basis points	(10.27)%	(10.54)%
- 300 basis points	(13.62)%	(12.82)%
- 400 basis points	(14.86)%	(13.80)%

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

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the six months ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In 2018 and 2017, at year end the Company sold 9,182 and 12,967 shares for cash, respectively, to its employee stock ownership plan. The Company relied upon exemptions from registration under SEC Rule 701 and Rule 147.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

Item 6. Exhibits.

Exhibit Number	Description

2.1

The Agreement and Plan of Merger by and among River Financial Corporation, RFC Acquisition Corporation, and PSB Bancshares, Inc, dated as of July 10, 2018, filed as Exhibit 2.1 to River Financial Corporation’s Form 8-K filed July 16, 2018, incorporated herein by reference.

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

2.1

The Agreement and Plan of Merger by and among River Financial Corporation, RFC Acquisition Corporation, and PSB Bancshares, Inc, dated as of July 10, 2018, filed as Exhibit 2.1 to River Financial Corporation’s Form 8-K filed July 16, 2018, incorporated herein by reference.

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

RIVER FTNANCIAL CORPORATION

Date: August 7, 2018	By:	/s/ James M. Stubbs
James M. Stubbs
Chief Executive Officer (principal executive officer)

Date: August 7, 2018	By:	/s/ Kenneth H. Givens
Kenneth H. Givens
Chief Financial Officer