Form 10-Q
period 2018-09-30
River Financial Corp
filed 2018-11-06
CIK 1641601

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 1, 2018, the registrant had 5,690,123 shares of common stock, $1.00 par value per share, outstanding.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q of River Financial Corporation (“we”, “our” or “us” on a consolidated basis) contains forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. Such statements include projections, predictions, expectations or statements as to beliefs or future events or results or refer to other matters that are not historical facts. Forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from those contemplated by the statements. The forward-looking statements contained in this annual report are based on various factors and were derived using numerous assumptions. In some cases, you can identify these forward-looking statements by words like “may”, “will”, “should”, “expect”, “plan”, “anticipate”, “intend”, “believe”, “estimate”, “predict”, “potential”, or “continue” or the negative of those words and other comparable words. You should be aware that those statements reflect only our predictions. If known or unknown risks or uncertainties should materialize, or if any one or more of our material underlying assumptions should prove inaccurate, actual results could differ materially from past results and those anticipated, estimated or projected. You should bear this in mind when reading this report and not place undue reliance on these forward-looking statements. Factors that might cause such differences include, but are not limited to:

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

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

RIVER FINANCIAL CORPORATION

Consolidated Statements of Financial Condition

(in thousands except share data)

	September 30, 2018	December 31, 2017
	Unaudited	Audited
Assets
Cash and due from banks	$14,248	$14,669
Interest-bearing deposits in banks	930	889
Cash and cash equivalents	15,178	15,558

Certificates of deposit in banks	2,744	5,214
Securities available-for-sale	148,626	193,289
Loans held for sale	4,977	3,858
Loans, net of unearned income	641,365	547,121
Less allowance for loan losses	(6,063)	(4,881)
Net loans	635,302	542,240
Premises and equipment, net	21,676	21,809
Accrued interest receivable	2,437	2,499
Bank owned life insurance	20,419	19,991
Foreclosed assets	723	1,546
Deferred income taxes	3,562	1,977
Core deposit intangible	1,196	1,560
Goodwill	10,050	10,050
Other assets	4,662	3,701
Total assets	$871,552	$823,292
Liabilities and Shareholders' Equity
Noninterest-bearing deposits	$182,703	$185,171
Interest-bearing deposits	543,743	514,690
Total deposits	726,446	699,861
Securities sold under agreements to repurchase	11,277	13,865
Federal Home Loan Bank advances	30,000	10,000
Federal funds purchased	1,954	1,153
Note payable	4,554	5,357
Accrued interest payable and other liabilities	4,148	3,107
Total liabilities	778,379	733,343
Common stock related to 401(k) Employee Stock Ownership Plan	1,152	950
Stockholders' Equity:
Common stock ($1 par value; 10,000,000 shares authorized; 5,140,401 and 5,113,951 shares issued; 5,128,906 and 5,098,068 shares outstanding, respectively)	5,140	5,114
Additional paid in capital	65,250	64,935
Retained earnings	27,961	22,388
Accumulated other comprehensive loss	(4,895)	(2,116)
Treasury stock at cost (11,495 and 15,883 shares, respectively)	(283)	(372)
Common stock related to 401(k) Employee Stock Ownership Plan	(1,152)	(950)
Total stockholders' equity	92,021	88,999
Total equity	93,173	89,949
Total liabilities and stockholders' equity	$871,552	$823,292

The accompanying notes are an integral part of these financial statements.

RIVER FINANCIAL CORPORATION

Unaudited Consolidated Statements of Income

(in thousands except per share data)

	For the Three Months Ended:		For the Nine Months Ended:
	September 30,		September 30,
	2018	2017	2018	2017
Interest income:
Loans, including fees	$8,269	$7,097	$23,551	$20,858
Taxable securities	551	756	1,729	2,226
Nontaxable securities	180	278	547	843
Other interest income	74	46	162	157
Total interest income	9,074	8,177	25,989	24,084
Interest expense:
Deposits	931	587	2,330	1,653
Short-term borrowings	9	12	31	34
Federal Home Loan Bank advances	162	32	329	57
Note payable	62	64	184	188
Total interest expense	1,164	695	2,874	1,932
Net interest income	7,910	7,482	23,115	22,152
Provision for loan losses	480	660	1,440	1,380
Net interest income after provision for loan losses	7,430	6,822	21,675	20,772
Noninterest income:
Service charges and fees	830	746	2,436	2,159
Investment brokerage revenue	44	18	102	49
Mortgage operations	700	516	1,807	1,410
Bank owned life insurance income	145	769	428	976
Net gain (loss) on sale of investment securities	(56)	-	(53)	3
Other noninterest income	80	120	265	251
Total noninterest income	1,743	2,169	4,985	4,848
Noninterest expense:
Salaries and employee benefits	3,349	3,123	10,266	8,791
Occupancy expenses	366	367	1,099	1,051
Equipment rentals, depreciation, and maintenance	206	233	677	630
Telephone and communications	69	63	190	202
Advertising and business development	154	179	501	538
Data processing	480	416	1,326	1,289
Foreclosed assets, net	45	66	135	137
Federal deposit insurance and other regulatory assessments	81	76	241	251
Legal and other professional services	285	122	568	382
Other operating expense	915	903	2,612	2,510
Total noninterest expense	5,950	5,548	17,615	15,781
Income before income taxes	3,223	3,443	9,045	9,839
Provision for income taxes	741	880	2,039	2,939
Net income	$2,482	$2,563	$7,006	$6,900

Basic net earnings per common share	$0.48	$0.50	$1.37	$1.35
Diluted net earnings per common share	$0.48	$0.49	$1.34	$1.33
Dividends per common share	$-	$-	$0.28	$0.25

The accompanying notes are an integral part of these financial statements.

RIVER FINANCIAL CORPORATION

Unaudited Consolidated Statements of Comprehensive Income

(in thousands)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net income	$2,482	$2,563	$7,006	$6,900
Other comprehensive income (loss), net of tax:
Investment securities available-for-sale:
Net unrealized gains (losses)	(1,092)	(191)	(3,764)	2,363
Reclassification adjustments for net (gains) losses realized in net income	56	-	53	(3)
Income tax effect	261	70	932	(871)
Other comprehensive income (loss)	(775)	(121)	(2,779)	1,489
Comprehensive income	$1,707	$2,442	$4,227	$8,389

The accompanying notes are an integral part of these financial statements.

RIVER FINANCIAL CORPORATION

Unaudited Consolidated Statements of Changes in Stockholders' Equity

(in thousands except share and per share data)

				Accumulated		Common
		Additional		Other		Stock	Total
	Common	Paid In	Retained	Comprehensive	Treasury	Related to	Stockholders'
	Stock	Capital	Earnings	Income (Loss)	Stock	KSOP	Equity
Balance at December 31, 2017	$5,114	$64,935	$22,388	$(2,116)	$(372)	$(950)	$88,999
Net income	-	-	7,006	-	-	-	7,006
Other comprehensive loss	-	-	-	(2,779)	-	-	(2,779)
Exercise of stock options and warrants (26,450 shares)	26	265	-	-	-	-	291
Purchase of treasury stock (4,794 shares)	-	-	-	-	(127)	-	(127)
Sale of treasury shares (9,182 shares)	-	9	-	-	216	-	225
Dividends declared ($0.28 per share)	-	-	(1,433)	-	-	-	(1,433)
Stock compensation expense	-	41	-	-	-	-	41
Change for KSOP related shares	-	-	-	-	-	(202)	(202)
Balance at September 30, 2018	$5,140	$65,250	$27,961	$(4,895)	$(283)	$(1,152)	$92,021

The accompanying notes are an integral part of these financial statements.

RIVER FINANCIAL CORPORATION

Unaudited Consolidated Statements of Cash Flows

(in thousands)

	For the Nine Months
	Ended September 30,
	2018	2017
Cash Flows From (Used For) Operating Activities:
Net Income	$7,006	$6,900
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	1,440	1,380
Provision for losses on foreclosed assets	90	115
Amortization of securities available-for-sale	1,293	1,723
Accretion of securities available-for-sale	(25)	(24)
Realized net (gain) loss on securities available-for-sale	53	(3)
Accretion of discount on acquired loans	(1,015)	(1,896)
Amortization of deferred loan fees	(929)	(784)
Amortization of core deposit intangible asset	364	428
Stock compensation expense	41	42
Bank owned life insurance income	(428)	(976)
Depreciation and amortization of premises and equipment	742	702
(Gain) loss on sale of foreclosed assets	11	(55)
Deferred income tax benefit	(653)	(43)
(Increase) decrease in operating assets and (decrease) increase in operating liabilities:
Loans held-for-sale	(1,119)	3,456
Accrued interest receivable	62	54
Other assets	(98)	(395)
Accrued interest payable and other liabilities	1,041	(41)
Net cash from operating activities	7,876	10,583
Cash Flows From (Used For) Investing Activities:
Sales of certificate of deposit	1,452	-
Maturity of certificate of deposit	1,245	498
Purchase of certificate of deposit	(249)	(249)
Activity in securities available-for-sale:
Sales	47,339	13,246
Maturities, payments, calls	20,216	19,396
Purchases	(27,903)	(52,587)
Loan principal originations, net	(92,876)	(6,962)
Proceeds from sale of foreclosed assets	1,040	2,017
Purchases of premises and equipment	(609)	(1,183)
Purchase of restricted equity securities, net	(862)	(721)
Proceeds from bank owned life insurance	-	1,070
Net cash used for investing activities	(51,207)	(25,475)
Cash Flows From (Used For) Financing Activities:
Net increase (decrease) in deposits	26,585	(22,240)
Net decrease in securities sold under agreements to repurchase	(2,588)	(426)
Proceeds from Federal Home Loan Bank advances	80,000	40,000
Repayment of Federal Home Loan Bank advances	(60,000)	(25,000)
Repayment of note payable	(803)	(803)
Federal funds purchased	801	-
Proceeds from issuance of common stock	-	85
Proceeds from exercise of common stock options and warrants	291	263
Purchase of treasury stock	(127)	(407)
Sale of treasury stock	225	113
Cash dividends	(1,433)	(1,272)
Net cash from (used for) financing activities	42,951	(9,687)
Net Change In Cash And Cash Equivalents	(380)	(24,579)
Cash and Cash Equivalents At Beginning Of Period	15,558	42,499
Cash and Cash Equivalents At End Of Period	$15,178	$17,920

Supplemental Disclosures Of Cash Flows Information:
Cash Payments For:
Interest paid to depositors	$2,303	$1,771
Interest paid on borrowings	$524	$271
Income taxes	$1,651	$2,874
Non-cash investing and financing activities:
Transfer of loans to foreclosed assets	$318	$2,411

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

The reconciliation of the components of the basic and diluted earnings per share is as follows (amounts in thousands):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2018	2017	2018	2017
Net earnings available to common shareholders	$2,482	$2,563	$7,006	$6,900
Weighted average common shares outstanding	5,131,134	5,110,644	5,122,397	5,096,275
Dilutive effect of stock options	87,640	86,559	88,709	81,189
Diluted common shares	5,218,774	5,197,203	5,211,106	5,177,464
Basic earnings per common share	$0.48	$0.50	$1.37	$1.35
Diluted earnings per common share	$0.48	$0.49	$1.34	$1.33

Note 3 – Investment Securities

Securities available-for-sale at September 30, 2018 and December 31, 2017 are as follows (amounts in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2018:
Securities available-for-sale:
Residential mortgage-backed	$111,549	$2	$(5,301)	$106,250
U.S. govt. sponsored enterprises	9,049	-	(391)	8,658
State, county, and municipal	33,153	31	(786)	32,398
Corporate debt obligations	1,390	-	(70)	1,320
Totals	$155,141	$33	$(6,548)	$148,626

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2017:
Securities available-for-sale:
Residential mortgage-backed	$125,768	$23	$(2,819)	$122,972
U.S. govt. sponsored enterprises	13,176	8	(185)	12,999
State, county, and municipal	55,339	511	(349)	55,501
Corporate debt obligations	1,831	11	(25)	1,817
Totals	$196,114	$553	$(3,378)	$193,289

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

Details concerning investment securities with unrealized losses as of September 30, 2018 and December 31, 2017 are as follows (amounts in thousands):

	Less Than 12 Months		More Than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2018:
Securities available-for-sale:
Residential mortgage-backed	$19,581	$353	$84,252	$4,948	$103,833	$5,301
U.S. govt. sponsored enterprises	5,389	161	3,269	230	8,658	391
State, county & municipal	19,247	398	11,048	388	30,295	786
Corporate debt obligations	1,000	-	319	70	1,319	70
Totals	$45,217	$912	$98,888	$5,636	$144,105	$6,548

December 31, 2017:
Securities available-for-sale:
Residential mortgage-backed	$43,811	$445	$75,046	$2,374	$118,857	$2,819
U.S. govt. sponsored enterprises	8,630	60	3,698	125	12,328	185
State, county & municipal	14,535	130	14,559	219	29,094	349
Corporate debt obligations	1,000	-	355	25	1,355	25
Totals	$67,976	$635	$93,658	$2,743	$161,634	$3,378

As of September 30, 2018, management does not consider securities with unrealized losses to be other-than-temporarily impaired. The unrealized losses in each category have occurred as a result of changes in interest rates, market spreads and market conditions subsequent to purchase. The Company has the ability and intent to hold its securities for a period of time sufficient to allow for a recovery in fair value. There were no other-than-temporary impairments charged to earnings during the nine months ended September 30, 2018 or 2017.  The Company owned a total of 130 securities with unrealized losses of $6.55 million at September 30, 2018. As of September 30, 2018 and December 31, 2017, securities with a carrying value of approximately $29.2 million and $28.5 million, respectively, were pledged to secure public deposits as required by law. At September 30, 2018 and December 31, 2017, the carrying value of securities pledged to secure repurchase agreements was approximately $17 million and $20 million, respectively.

During the nine months ended September 30, 2018, the Company sold investment securities for proceeds of  $47.3 million and realized losses of $53 thousand.  During the nine months ended September 30, 2017, the Company sold investment securities for proceeds of $13.2 million and realized gains of $3  thousand.

The amortized cost and estimated fair value of securities available-for-sale at September 30, 2018, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities for residential mortgage backed securities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties. These securities are therefore not presented by maturity classification.

	Amortized Cost	Fair Value
	(In Thousands)
Securities available-for-sale
Less than 1 year	$1,515	$1,512
1 to 5 years	10,486	10,253
5 to 10 years	4,053	3,896
After 10 years	27,538	26,715
	43,592	42,376
Residential mortgage-backed securities	111,549	106,250
Totals	$155,141	$148,626

Note 4 – Loans, Allowance for Loan Losses and Credit Quality

Major classifications of loans at September 30, 2018 and December 31, 2017 are summarized as follows (amounts in thousands):

	September 30, 2018		December 31, 2017
	Amount	% of Total	Amount	% of Total
Residential real estate:
Closed-end 1-4 family - first lien	$136,401	21.5%	$115,776	21.4%
Closed-end 1-4 family - junior lien	4,869	0.8%	4,969	0.9%
Multi-family	17,451	2.7%	16,977	3.1%
Total residential real estate	158,721	25.0%	137,722	25.4%
Commercial real estate:
Nonfarm nonresidential	189,217	29.8%	173,443	32.0%
Farmland	8,453	1.3%	7,782	1.4%
Total commercial real estate	197,670	31.1%	181,225	33.4%
Construction and land development:
Residential	38,949	6.1%	25,830	4.8%
Other	58,959	9.3%	40,734	7.5%
Total construction and land development	97,908	15.4%	66,564	12.3%
Home equity lines of credit	37,654	5.9%	35,833	6.6%
Commercial loans:
Other commercial loans	106,200	16.9%	95,896	17.7%
Agricultural	1,455	0.2%	1,581	0.3%
State, county, and municipal loans	16,701	2.6%	8,332	1.5%
Total commercial loans	124,356	19.7%	105,809	19.5%
Consumer loans	27,523	4.3%	23,231	4.3%
Total gross loans	643,832	101.4%	550,384	101.5%
Allowance for loan losses	(6,063)	-1.0%	(4,881)	-0.9%
Net deferred loan fees and discounts	(2,467)	-0.4%	(3,263)	-0.6%
Net loans	$635,302	100.0%	$542,240	100.0%

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

	Real Estate Mortgage Loans
			Construction	Home Equity
			and Land	Lines
Allowance for Loan Losses	Residential	Commercial	Development	Of Credit	Commercial	Consumer	Total
Balance - December 31, 2017	$1,167	$1,604	$606	$333	$954	$217	$4,881
Provision for loan losses	289	357	281	36	384	93	1,440
Loan charge-offs	(41)	(109)	-	(20)	(232)	(46)	(448)
Loan recoveries	14	6	34	12	111	13	190
Balance - September 30, 2018	$1,429	$1,858	$921	$361	$1,217	$277	$6,063

Ending balance:
Individually evaluated for impairment	$507	$63	$10	$-	$144	$15	$739
Collectively evaluated for impairment	922	1,795	911	361	1,073	262	5,324
Total	$1,429	$1,858	$921	$361	$1,217	$277	$6,063

Loans:
Individually evaluated for impairment	$1,775	$1,908	$160	$100	$265	$60	$4,268
Collectively evaluated for impairment	156,946	195,762	97,748	37,554	124,091	27,463	639,564
Total	$158,721	$197,670	$97,908	$37,654	$124,356	$27,523	$643,832

	Real Estate Mortgage Loans
			Construction	Home Equity
			and Land	Lines
Allowance for Loan Losses	Residential	Commercial	Development	Of Credit	Commercial	Consumer	Total
Balance - December 31, 2016	$602	$1,456	$731	$190	$829	$199	$4,007
Provision for loan losses	458	392	(162)	220	352	120	1,380
Loan charge-offs	-	(136)	(7)	(100)	(192)	(94)	(529)
Loan recoveries	24	11	10	2	85	14	146
Balance - September 30, 2017	$1,084	$1,723	$572	$312	$1,074	$239	$5,004

Ending balance:
Individually evaluated for impairment	$527	$367	$22	$-	$407	$22	$1,345
Collectively evaluated for impairment	557	1,356	550	312	667	217	3,659
Total	$1,084	$1,723	$572	$312	$1,074	$239	$5,004

Loans:
Individually evaluated for impairment	$2,448	$2,496	$171	$100	$533	$98	$5,846
Collectively evaluated for impairment	131,512	167,511	65,749	34,987	98,890	22,460	521,109
Total	$133,960	$170,007	$65,920	$35,087	$99,423	$22,558	$526,955

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

The following table presents impaired loans by class of loans as of September 30, 2018 (amounts in thousands).

Nonaccruing Impaired Loans	Unpaid Principal Balance	Recorded Investment	Impaired Loans With No Allowance	Impaired Loans With Allowance	Allowance for Loan Losses
Mortgage loans on real estate:
Residential real estate	$1,402	$1,402	$-	$1,402	$507
Commercial real estate	324	151	151	-	-
Construction and land development	-	-	-	-	-
Total mortgage loans on real estate	1,726	1,553	151	1,402	507
Home equity lines of credit	-	-	-	-	-
Commercial loans	144	144	-	144	144
Consumer loans	-	-	-	-	-
Total Loans	$1,870	$1,697	$151	$1,546	$651

Accruing Impaired Loans	Unpaid Principal Balance	Recorded Investment	Impaired Loans With No Allowance	Impaired Loans With Allowance	Allowance for Loan Losses
Mortgage loans on real estate:
Residential real estate	$373	$373	$373	$-	$-
Commercial real estate	1,757	1,757	932	825	63
Construction and land development	224	160	-	160	10
Total mortgage loans on real estate	2,354	2,290	1,305	985	73
Home equity lines of credit	100	100	100	-	-
Commercial loans	121	121	121	-	-
Consumer loans	60	60	33	27	15
Total Loans	$2,635	$2,571	$1,559	$1,012	$88

Total Impaired Loans	Unpaid Principal Balance	Recorded Investment	Impaired Loans With No Allowance	Impaired Loans With Allowance	Allowance for Loan Losses
Mortgage loans on real estate:
Residential real estate	$1,775	$1,775	$373	$1,402	$507
Commercial real estate	2,081	1,908	1,083	825	63
Construction and land development	224	160	-	160	10
Total mortgage loans on real estate	4,080	3,843	1,456	2,387	580
Home equity lines of credit	100	100	100	-	-
Commercial loans	265	265	121	144	144
Consumer loans	60	60	33	27	15
Total Loans	$4,505	$4,268	$1,710	$2,558	$739

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

The following table presents the average recorded investment in impaired loans and the interest income recognized on impaired loans in the nine months ended September 30, 2018 and 2017 by loan category (amounts in thousands).

	Nine Months Ended			Nine Months Ended
	September 30, 2018			September 30, 2017
	Average	Ending		Average	Ending
	Recorded	Recorded	Interest	Recorded	Recorded	Interest
	Investment	Investment	Income	Investment	Investment	Income
Mortgage loans on real estate:
Residential real estate	$2,139	$1,775	$42	$2,087	$2,448	$53
Commercial real estate	2,166	1,908	69	3,123	2,496	74
Construction and land development	164	160	6	8	171	-
Total mortgage loans on real estate	4,469	3,843	117	5,218	5,115	127
Home equity lines of credit	100	100	5	75	100	4
Commercial loans	283	265	7	589	533	19
Consumer loans	90	60	2	27	98	1
Total Loans	$4,942	$4,268	$131	$5,909	$5,846	$151

The following tables present the aging of loans and non-accrual loan balances as of September 30, 2018 and December 31, 2017, by class of loans (amounts in thousands).

	Accruing Loans
As of September 30, 2018	Current	30-89 Days Past Due	90+ Days Past Due	Nonaccrual Loans	Total Loans
Mortgage loans on real estate:
Residential real estate	$155,784	$1,178	$140	$1,619	$158,721
Commercial real estate	196,606	913	-	151	197,670
Construction and land development	97,201	609	37	61	97,908
Total mortgage loans on real estate	449,591	2,700	177	1,831	454,299
Home equity lines of credit	37,385	135	-	134	37,654
Commercial loans	123,234	946	9	167	124,356
Consumer loans	27,331	84	36	72	27,523
Total Loans	$637,541	$3,865	$222	$2,204	$643,832

	Accruing Loans
As of December 31, 2017	Current	30-89 Days Past Due	90+ Days Past Due	Nonaccrual Loans	Total Loans
Mortgage loans on real estate:
Residential real estate	$134,565	$857	$410	$1,890	$137,722
Commercial real estate	180,826	-	-	399	181,225
Construction and land development	66,275	221	-	68	66,564
Total mortgage loans on real estate	381,666	1,078	410	2,357	385,511
Home equity lines of credit	35,591	152	10	80	35,833
Commercial loans	105,081	728	-	-	105,809
Consumer loans	22,906	175	1	149	23,231
Total Loans	$545,244	$2,133	$421	$2,586	$550,384

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be Pass rated loans. As of September 30, 2018 and December 31, 2017, and based on the most recent analysis performed as of those dates, the risk category of loans by class of loans is as follows (amounts in thousands):

As of September 30, 2018	Pass	Special Mention	Substandard	Doubtful	Total
Mortgage loans on real estate:
Residential real estate	$155,457	$610	$2,654	$-	$158,721
Commercial real estate	191,173	4,528	1,969	-	197,670
Construction and land development	97,535	312	61	-	97,908
Total mortgage loans on real estate	444,165	5,450	4,684	-	454,299
Home equity lines of credit	37,397	-	257	-	37,654
Commercial loans	122,395	1,520	441	-	124,356
Consumer loans	27,116	157	250	-	27,523
Total Loans	$631,073	$7,127	$5,632	$-	$643,832

As of December 31, 2017	Pass	Special Mention	Substandard	Doubtful	Total
Mortgage loans on real estate:
Residential real estate	$132,914	$1,390	$3,418	$-	$137,722
Commercial real estate	175,208	4,238	1,779	-	181,225
Construction and land development	65,656	750	158	-	66,564
Total mortgage loans on real estate	373,778	6,378	5,355	-	385,511
Home equity lines of credit	35,580	14	203	36	35,833
Commercial loans	103,137	2,234	438	-	105,809
Consumer loans	22,865	58	308	-	23,231
Total Loans	$535,360	$8,684	$6,304	$36	$550,384

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

Loans and mortgage loans held-for-sale – The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. When a loan is identified as individually impaired, management measures impairment using one of three methods. These methods  include collateral value, market value of similar debt, and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. As of September 30, 2018 and December 31, 2017, impaired loans were evaluated based on the fair value of the collateral. Impaired loans for which an allowance is established based on the fair value of collateral, or loans that were charged down according to the fair value of collateral, require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price, the Company records the impaired loan as nonrecurring Level 2. When the fair value is based on an appraised value, the Company records the impaired loan as nonrecurring Level 3.

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

Assets and liabilities measured at fair value on a recurring basis - The only assets and liabilities measured at fair value on a recurring basis are our securities available-for-sale.  There were no transfers between levels during the period.  Information related to the Company’s assets and liabilities measured at fair value on a recurring basis at September 30, 2018 and December 31, 2017 is as follows: (amounts in thousands)

	Fair Value Measurements At Reporting Date Using:
September 30, 2018	Fair Value	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Securities available-for-sale:
Residential mortgage -backed	$106,250	$-	$106,250	$-
U.S. government sponsored enterprises	8,658	-	8,658	-
State, county, and municipal	32,398	-	32,398	-
Corporate debt obligations	1,320	-	1,320	-
Totals	$148,626	$-	$148,626	$-

	Fair Value Measurements At Reporting Date Using:
December 31, 2017	Fair Value	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Securities available-for-sale:
Residential mortgage -backed	$122,972	$-	$122,972	$-
U.S. government sponsored enterprises	12,999	-	12,999	-
State, county, and municipal	55,501	-	55,501	-
Corporate debt obligations	1,817	-	1,817	-
Totals	$193,289	$-	$193,289	$-

Assets measured at fair value on a nonrecurring basis – The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a nonrecurring basis are included in the table below as of September 30, 2018 and December 31, 2017 (amounts in thousands):

	Fair Value Measurements At Reporting Date Using:
September 30, 2018	Fair Value	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$3,529	$-	$-	$3,529
Foreclosed assets	723	-	-	723
Totals	$4,252	$-	$-	$4,252

December 31, 2017	Fair Value	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$4,654	$-	$-	$4,654
Foreclosed assets	1,546	-	-	1,546
Totals	$6,200	$-	$-	$6,200

The Company has estimated the fair values of these assets using Level 3 inputs, specifically the appraised value of the collateral. Impaired loan balances represent those collateral dependent impaired loans where management has estimated the credit loss by comparing the loan’s carrying value against the expected realizable fair value of the impaired loan for the amount of the credit loss.

The estimated fair values, and related carrying or notional amounts, of the Company’s financial instruments as of September 30, 2018 and December 31, 2017 are as follows (amounts in thousands):

		Estimated Fair Value
September 30, 2018	Carrying Amount	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$15,178	$15,178	$-	$-
Certificates of deposit in banks	2,744	-	2,744	-
Securities available-for-sale	148,626	-	148,626	-
Loans held-for-sale	4,977	-	4,977	-
Restricted equity securities	2,397	-	-	2,397
Loans receivable	635,302	-	625,058	3,529
Bank owned life insurance	20,419	-	20,419	-
Accrued interest receivable	2,437	-	2,437	-
Financial liabilities:
Deposits	726,446	-	693,290	-
Accrued interest payable	168	-	168	-
Securities sold under agreements to repurchase	11,277	-	11,277	-
Federal Home Loan Bank advances	30,000	-	29,998	-
Federal funds purchased	1,954		1,954
Note payable	4,554	-	4,554	-

		Estimated Fair Value
December 31, 2017	Carrying Amount	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$15,558	$15,558	$-	$-
Certificates of deposit in banks	5,214	-	5,214	-
Securities available-for-sale	193,289	-	193,289	-
Loans held-for-sale	3,858	-	3,858	-
Restricted equity securities	1,259	-	-	1,259
Loans receivable	542,240	-	536,701	4,654
Bank owned life insurance	19,991	-	19,991	-
Accrued interest receivable	2,499	-	2,499	-
Financial liabilities:
Deposits	699,861	-	675,871	-
Accrued interest payable	121	-	121	-
Securities sold under agreements to repurchase	13,865	-	13,865	-
Federal Home Loan Bank advances	10,000	-	9,997	-
Federal funds purchased	1,153		1,153
Note payable	5,357	-	5,357	-

The estimated fair values of the standby letters of credit and loan commitments on which the committed interest rate is less than the current market rate are insignificant at September 30, 2018 and December 31, 2017.

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

Note 7 – Defined Contribution Plan

The Company provides a 401(k) employee stock ownership plan (KSOP), which covers substantially all of the Company’s employees who are eligible, as to age and length of service. A participant may elect to make contributions up to $18.5 thousand and $18 thousand of the participant’s annual compensation in 2018 and 2017, respectively. The Company makes contributions up to 3% of each participant’s annual compensation and the Company matches 50% of the next 2% contributed by the employee. Contributions to the plan by Company were approximately $261 thousand and $239 thousand for the nine months ended September 30, 2018 and 2017, respectively.  Outstanding shares of the Company’s common stock allocated to participants at September 30, 2018 and December 31, 2017 totaled  61,603 and 53,715 shares respectively, and there were no unallocated shares. These shares are treated as outstanding for purposes of calculating earnings per share and dividends on these shares are included in the Consolidated Statements of Stockholders’ Equity.

The Company’s KSOP includes a put option for shares of the Company’s common stock distributed from the KSOP. Shares are distributed from the KSOP primarily to separate vested participants and certain eligible participants who elect to diversify their account balances. Since the Company’s common stock is not currently traded on an established securities market, if the owners of distributed shares desire to sell their shares, the Company is required to purchase the shares at fair value during two put option periods following the distribution of the shares from the KSOP. The first put option period is within sixty days following the distribution of the shares from the KSOP.  The second put option period begins on the first day of the fifth month of the plan year for a sixty day period. The fair value of distributed shares subject to the put option totaled $0 as of September 30, 2018 and December 31, 2017. The cost of the KSOP shares totaled $1.15 million and $950 thousand as of September 30, 2018 and December 31, 2017, respectively. Due to the Company’s obligation under the put option, the distributed shares and KSOP shares are classified as temporary equity in the mezzanine section of the consolidated statements of financial condition and totaled $1.15 million and $950 thousand as of September 30, 2018 and December 31, 2017, respectively. The fair value of the KSOP shares totaled $1.44 million and $1.32 million as of September 30, 2018 and December 31, 2017, respectively.

Note 8 – Acquisition

On July 11, 2018, the Company announced the signing of a definitive agreement providing for the merger of PSB Bancshares, Inc. with and into River Financial Corporation. Concurrent with the merger of River Financial Corporation and PSB Bancshares, Inc., Peoples Southern Bank will be merged with and into River Bank & Trust.

Under the terms of the definitive agreement, shareholders of PSB Bancshares, Inc. immediately prior to the effective time of the merger will receive in exchange for each outstanding share of PSB Bancshares, Inc. common stock held sixty shares of River Financial Corporation common stock and approximately $6.6 thousand in cash. Based on the 3,706 shares of PSB Bancshares, Inc. common stock issued and outstanding as of July 10, 2018, River Financial Corporation will issue 222,360 shares of River Financial Corporation common stock and make cash payments to PSB Bancshares, Inc. shareholders of approximately $24.5 million. The transaction is subject to customary closing conditions, including receipt of regulatory approvals and approval by River Financial Corporation and PSB Bancshares, Inc. shareholders. The merger closed on October 31, 2018.

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

Our Business

We are a bank holding company headquartered in Prattville, Alabama. We engage in the business of banking through our wholly-owned banking subsidiary, River Bank & Trust, which we may refer to as the “Bank,” or “River Bank.” Through the Bank, we provide a broad array of financial services to businesses, business owners, professionals, and consumers. As of September 30, 2018, we operated ten full-service banking offices in Alabama in the cities of Montgomery, Prattville, Millbrook, Wetumpka, Auburn, Opelika, Gadsden and Alexander City.  We also operate one loan production office in Daphne, Alabama.  Subsequent to September 30, 2018, the loan production office in Daphne, Alabama transitioned to a full-service office.  Following the acquisition of PSB Bancshares, Inc. effective October 31, 2018, we added three branches in Chilton County, Alabama.

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

Overview of Third Quarter 2018 Results

Net income was $2.48 million in the quarter ended September 30, 2018, compared with $2.56 million in the quarter ended September 30, 2017. Several significant measures from the 2018 third quarter include:

•	Net interest margin (taxable equivalent) of 4.01%, compared with 4.17% for the third quarter of 2017.
•	Net interest income increase of $428 thousand for the quarter ended September 30, 2018, representing a 5.72% rate of increase over the quarter ended September 30, 2017.
•	Annualized return on average earning assets for the quarter ended September 30, 2018 of 1.25% compared with 1.28% for the quarter ended September 30, 2017.
•	Annualized return on average equity for the quarter ended September 30, 2018 of 10.74% compared with 11.61% for the quarter ended September 30, 2017.
•	Loan increase of $26 million during the quarter, representing a 16.88% annualized growth rate.
•	Securities available-for-sale increase of $9.8 million during the quarter, representing a 28.21% annualized increase for the quarter.
•	Deposit increase of $8.0 million during the quarter, representing a 4.48% annualized growth rate.
•	Stockholders’ equity increase of $1.6 million during the quarter representing a 7.19% annualized growth rate.

•	Book value per share of $18.17 at September 30, 2018, compared with $17.64 per share at December 31, 2017.
•	Tangible book value per share of $15.97 at September 30, 2018, compared with $15.37 at December 31, 2017.

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

Comparison of the Results of Operations for the three and nine months ended September 30, 2018 and 2017

The following is a narrative discussion and analysis of significant changes in our results of operations for the three and nine months ended September 30, 2018 compared to the three and nine months ended September 30, 2017.

Net Income

During the three months ended September 30, 2018, our net income was $2.48 million, compared to $2.56 million for the three months ended September 30, 2017, a decrease of $81 thousand, or -3.16%.

The primary reason for the decrease in net income for the third quarter of 2018 as compared to the third quarter of 2017 was a $624 thousand decrease in bank owned life insurance income.  In the third quarter of 2017, the Company received death benefits that caused the bank owned life insurance income to be higher than normal.  The decrease in bank owned life insurance income was partially offset by an increase in net interest income. During the three months ended September 30, 2018, net interest income was $7.9 million compared to $7.5 million for the three months ended September 30, 2017, an increase of $428 thousand, or 5.72%. This increase is a result of higher levels of loan volume and other earning assets from organic growth. The increase in interest income was accompanied by a corresponding increase in interest expense that resulted from an increase in deposit rates. Total noninterest income for the third quarter of 2018 was $1.7 million compared to $2.2 million for the quarter ended September 30, 2017. This decrease was primarily the result of the decrease in bank owned life insurance income which is described above.  Noninterest income also included an increase of  $184 thousand and $84 thousand in revenue from mortgage operations and service charges and fees, respectively. Total noninterest expense in the third quarter of 2018 increased $402 thousand, or 7.25%, from the third quarter of 2017. This increase was due to an increase of $226 thousand and $163 thousand in salaries and employee benefits and legal and other professional services, respectively.

During the nine months ended September 30, 2018, our net income was $7.0 million, compared to $6.9 million for the nine months ended September 30, 2017, an increase of $106 thousand, or 1.54%.

The primary reason for the increase in net income for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017 was an increase in net interest income and an increase in noninterest income. During this period in 2018, net interest income was $23.1 million compared to $22.2 million for the same period in 2017, an increase of $1 million, or 4.35%. This increase is a result of higher levels of loan volume and other earning assets from organic growth. The increase in interest income was accompanied by a corresponding increase in interest expense that resulted from an increase in deposit rates. Total noninterest income for the first nine months of 2018 was $5.0 million compared to $4.8 million in the first nine months of 2017. This increase was primarily the result of an increase of $397 thousand and $277 thousand in revenue from mortgage operations and service charges and fees, respectively. These increases were partially offset by a $548 thousand decrease in bank owned life insurance income.  Total noninterest expense in the first nine months of 2018 increased $1.8 million, or 11.62%, from the first nine months of 2017. This increase was due to an increase of $1.5 in salaries and employee benefits which is described in more detail below.

Net Interest Income and Net Interest Margin Analysis

The largest component of our net income is net interest income – the difference between the income earned on interest earning assets and the interest paid on deposits and borrowed funds used to support assets. Net interest income divided by average interest earning assets represents RFC’s net interest margin. The major factors that affect net interest income and net interest margin are changes in volumes, the yield on interest earning assets and the cost of interest bearing liabilities. Our net interest margin can also be affected by economic conditions, the competitive environment, loan demand, and deposit flow. Management’s ability to respond to changes in these factors by using effective asset-liability management techniques is critical to maintaining the stability of the net interest margin and the primary source of earnings. This is discussed in greater detail under the heading “Interest Sensitivity and Market Risk”

Comparison of net interest income for the three months ended September 30, 2018 and 2017

The following table shows, for the three months ended September 30, 2018 and 2017, the average balances of each principal category of our earning assets and interest bearing liabilities and the average taxable equivalent yields on assets and average costs of liabilities. These yields and costs are calculated by dividing the income or expense by the average daily balance of the associated assets or liabilities (amounts in thousands).

	Three Months Ended September 30, 2018			Three Months Ended September 30, 2017
		Interest			Interest
	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Yield/Rate	Balance	Expense	Yield/Rate
Interest earning assets
Loans	$627,388	$8,248	5.22%	$517,421	$7,099	5.44%
Mortgage loans held for sale	4,756	50	4.15%	3,325	24	2.86%
Investment securities:
Taxable securities	113,620	551	1.92%	152,662	756	1.96%
Tax-exempt securities	31,163	233	2.98%	52,618	408	3.08%
Interest bearing balances in other banks	14,242	74	2.08%	11,301	46	1.58%
Total interest earning assets	$791,169	$9,156	4.59%	$737,327	$8,333	4.48%

Interest bearing liabilities
Interest bearing transaction accounts	$192,688	$170	0.35%	$186,640	$111	0.24%
Savings and money market accounts	210,971	392	0.74%	187,827	168	0.36%
Time deposits	131,323	369	1.11%	137,951	308	0.90%
Short-term debt	9,421	9	0.41%	14,605	12	0.33%
Federal Home Loan Bank advances	30,000	162	2.14%	10,761	32	1.18%
Note payable	4,819	62	5.08%	5,890	64	4.30%
Total interest bearing liabilities	$579,222	$1,164	0.80%	$543,674	$695	0.51%
Noninterest-bearing funding of earning assets	211,947	-	0.00%	193,655	-	0.00%
Total cost of funding earning assets	$791,169	$1,164	0.58%	$737,329	$695	0.38%
Net interest rate spread			3.79%			3.97%
Net interest income/margin (taxable equivalent)		$7,992	4.01%		$7,638	4.17%
Tax equivalent adjustment		(82)			(156)
Net interest income/margin		$7,910	3.97%		$7,482	4.08%

The following table reflects, for the three months ended September 30, 2018 and 2017, the changes in our net interest income due to variances in the volume of interest earning assets and interest bearing liabilities and variances in the associated rates earned or paid on these assets and liabilities (amounts in thousands).

	Three Months Ended September 30, 2018 vs.
	Three Months Ended September 30, 2017
		Variance
		due to
	Volume	Yield/Rate	Total
Interest earning assets
Loans	$1,497	$(348)	$1,149
Mortgage loans held for sale	11	15	26
Investment securities:
Taxable securities	(194)	(11)	(205)
Tax-exempt securities	(167)	(8)	(175)
Interest bearing balances in other banks	10	18	28
Total interest earning assets	$1,157	$(334)	$823

Interest bearing liabilities
Interest bearing transaction accounts	$6	$53	$59
Savings and money market accounts	17	207	224
Time deposits	(14)	75	61
Short-term debt	(4)	1	(3)
Federal Home Loan Bank advances	56	74	130
Note payable	(11)	9	(2)
Total interest bearing liabilities	$50	$419	$469

Net interest income
Net interest income (taxable equivalent)	$1,107	$(753)	$354
Taxable equivalent adjustment	69	5	74
Net interest income	$1,176	$(748)	$428

Total interest income for the three months ended September 30, 2018 was $9.1 million and total interest expense was $1.2 million, resulting in net interest income of $7.9 million for the period. For the same period of 2017, total interest income was $8.2 million and total interest expense was $695 thousand, resulting in net interest income of $7.5 million for the period. This represents a 5.72% increase in net interest income when comparing the same period from 2018 and 2017. When comparing the variances related to interest income for the three months ended September 30, 2018 and 2017, the increase was primarily attributed to increases in average volumes in loans. The volume related increase in interest income for the three months ended September 30, 2018 was offset by a decrease in the yield on loans and investment securities.  When comparing variances related to interest expense for the three months ended September 30, 2018 and 2017, the increase resulted primarily from an increase in the effective rates paid on deposit accounts.

Comparison of net interest income for the nine months ended September 30, 2018 and 2017

The following table shows, for the nine months ended September 30, 2018 and 2017, the average balances of each principal category of our earning assets and interest bearing liabilities and the average taxable equivalent yields on assets and average costs of liabilities. These yields and costs are calculated by dividing the income or expense by the average daily balance of the associated assets or liabilities.

	Nine Months Ended September 30, 2018			Nine Months Ended September 30, 2017
		Interest			Interest
	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Yield/Rate	Balance	Expense	Yield/Rate
Interest earning assets
Loans	$596,132	$23,497	5.27%	$513,478	$20,883	5.45%
Mortgage loans held for sale	4,626	130	3.76%	4,221	57	1.81%
Investment securities:
Taxable securities	118,281	1,729	1.95%	148,697	2,226	2.01%
Tax-exempt securities	34,819	699	2.68%	53,543	1,238	3.10%
Interest bearing balances in other banks	11,312	162	1.91%	16,609	157	1.27%
Total interest earning assets	$765,170	$26,217	4.59%	$736,548	$24,561	4.47%

Interest bearing liabilities
Interest bearing transaction accounts	$191,318	$449	0.31%	$189,878	$340	0.24%
Savings and money market accounts	197,942	864	0.58%	190,387	510	0.36%
Time deposits	133,718	1,017	1.02%	138,458	803	0.78%
Securities sold under repurchase agreements	10,745	31	0.39%	14,505	34	0.31%
Federal Home Loan Bank advances	22,564	329	1.95%	6,978	57	1.10%
Note payable	5,084	184	4.84%	6,156	188	4.09%
Total interest bearing liabilities	$561,371	$2,874	0.68%	$546,362	$1,932	0.47%
Noninterest-bearing funding of earning assets	203,799	-	0.00%	190,186	-	0.00%
Total cost of funding earning assets	$765,170	$2,874	0.50%	$736,548	$1,932	0.35%
Net interest rate spread			3.91%			4.00%
Net interest income/margin (taxable equivalent)		$23,343	4.09%		$22,629	4.12%
Tax equivalent adjustment		(228)			(477)
Net interest income/margin		$23,115	4.04%		$22,152	4.03%

The following table reflects, for the nine months ended September 30, 2018 and 2017, the changes in our net interest income due to variances in the volume of interest earning assets and interest bearing liabilities and variances in the associated rates earned or paid on these assets and liabilities.

	Nine Months Ended September 30, 2018 vs.
	Nine Months Ended September 30, 2017
		Variance
		due to
	Volume	Yield/Rate	Total
Interest earning assets
Loans	$3,372	$(758)	$2,614
Mortgage loans held for sale	5	68	73
Investment securities:
Taxable securities	(453)	(44)	(497)
Tax-exempt securities	(432)	(107)	(539)
Interest bearing balances in other banks	(52)	57	5
Total interest earning assets	$2,440	$(784)	$1,656

Interest bearing liabilities
Interest bearing transaction accounts	$3	$106	$109
Savings and money market accounts	20	334	354
Time deposits	(28)	242	214
Short-term debt	(9)	6	(3)
Federal Home Loan Bank advances	126	146	272
Note payable	(33)	29	(4)
Total interest bearing liabilities	$79	$863	$942

Net interest income
Net interest income (taxable equivalent)	$2,361	$(1,647)	$714
Taxable equivalent adjustment	203	46	249
Net interest income	$2,564	$(1,601)	$963

Total interest income for the nine months ended September 30, 2018 was $26.0 million and total interest expense was $2.9 million, resulting in net interest income of $23.1 million for the period. For the same period of 2017, total interest income was $24.1 million and total interest expense was $1.9 million, resulting in net interest income of $22.2 million for the period. This represents a 4.35% increase in net interest income when comparing the same period from 2018 and 2017. When comparing the variances related to interest income for the nine months ended September 30, 2018 and 2017, the increase was primarily attributed to increases in average volumes in loans. When comparing variances related to interest expense for the nine months ended September 30, 2018 and 2017, the increase resulted primarily from an increase in the effective rates paid on deposit accounts.

Provision for Loan Losses

The provision for loan losses represents a charge to earnings necessary to establish an allowance for loan losses that, in management’s evaluation, is adequate to provide coverage for estimated losses on outstanding loans and to provide for uncertainties in the economy. As a result of evaluating the allowance for loan losses at September 30, 2018, management recorded a provision of $480 thousand in the third quarter of 2018 compared to a provision of $660 thousand in the third quarter of 2017. The decrease in the provision was primarily related to the continued improvement in loan quality from September 30, 2017 to September 30, 2018.

The allowance for loan losses is increased by a provision for loan losses, which is a charge to earnings, and it is decreased by loan charge-offs and increased by recoveries on loans previously charged off. In determining the adequacy of the allowance for loan losses, we consider our historical loan loss experience, the general economic environment, our overall portfolio composition and other relevant information. As these factors change, the level of loan loss provision changes.  When individual loans are evaluated for impairment and impairment is deemed necessary, a specific allowance is required for the impaired portion of the loan amount. Subsequent changes in the impairment amount will generally cause corresponding changes in the allowance related to the impaired loan and corresponding changes to the loan loss provision. As of September 30, 2018, the recorded allowance related to impaired loans was $739 thousand. As of September 30, 2017, the recorded allowance related to impaired loans was $1.3 million.

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

The following table sets forth the principal components of noninterest income for the periods indicated (amounts in thousands).

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2018	2017	2018	2017
Service charges and fees	$830	$746	$2,436	$2,159
Investment brokerage revenue	44	18	102	49
Mortgage operations	700	516	1,807	1,410
Bank owned life insurance income	145	769	428	976
Net gain (loss) on sale of investment securities	(56)	-	(53)	3
Other noninterest income	80	120	265	251
Total noninterest income	$1,743	$2,169	$4,985	$4,848

Noninterest income for the three months ended September 30, 2018 was $1.7 million compared to $2.2 million for the same period in 2017. The decrease of $624 thousand in bank owned life insurance income is a result of death benefits received during the third quarter of 2017.  The increase of $84 thousand in service charges and fees was primarily related to an increase in the number of deposit accounts and activity within the deposit accounts. The increase in mortgage operations revenue of $184 thousand resulted from an increase in the volume of mortgage loans originated for sale during the third quarter of 2018 as compared to the same period in 2017.

Noninterest income for the nine months ended September 30, 2018 was $5.0 million compared to $4.8 million for the same period of 2017. This decrease of $548 thousand in bank owned life insurance income is a result of death benefits received during 2017.  The increase of $277 thousand in service charges and fees was primarily related to an increase in the number of deposit accounts and activity within the deposit accounts. The increase in mortgage operations revenue of $397 thousand resulted from an increase in the volume of mortgage loans originated for sale in 2018 as compared to the same period in 2017.

Noninterest Expense

Noninterest expenses consist primarily of salaries and employee benefits, building occupancy and equipment expenses, advertising and promotion expenses, data processing expenses, legal and professional services expense and miscellaneous other operating expenses.

The following table sets forth the principal components of noninterest expense for the periods indicated (amounts in thousands).

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2018	2017	2018	2017
Salaries and employee benefits	$3,349	$3,123	$10,266	$8,791
Occupancy expenses	366	367	1,099	1,051
Equipment rentals, depreciation, and maintenance	206	233	677	630
Telephone and communications	69	63	190	202
Advertising and business development	154	179	501	538
Data processing	480	416	1,326	1,289
Foreclosed assets, net	45	66	135	137
Federal deposit insurance and other regulatory assessments	81	76	241	251
Legal and other professional services	285	122	568	382
Other operating expense	915	903	2,612	2,510
Total noninterest expense	$5,950	$5,548	$17,615	$15,781

Noninterest expense for the three months ended September 30, 2018 totaled $6.0 million compared with $5.5 million for the same period of 2017. The increase was primarily a result of increases in salaries and employee benefits expense. Salaries and employee benefits increased $226 thousand, or 7.24%, to $3.3 million in the third quarter of 2018 from $3.1 million in the third quarter of 2017. The number of full-time equivalent employees increased from approximately 142 at September 30, 2017 to approximately 143 at September 30, 2018 for an increase of approximately 0.70%. There was also a $163 thousand increase in legal and other professional fees from the third quarter of 2017 to the third quarter of 2018.  The increase in legal and other professional fees is primarily a result of legal and other expenses associated with the PSB Bancshares, Inc. merger.

Noninterest expense for the nine months ended September 30, 2018 totaled $17.6 million compared with $15.8 million for the same period of 2017. The increase was primarily a result of increases in salaries and employee benefits expense. Salaries and employee benefits increased $1.5 million, or 16.78%, to $10.3 million in the first nine months of 2018 from $8.8 million in the first nine months of 2017.   Approximately $550 thousand of the increase in salaries and employee benefits expense was in regular salaries and wages with $245 thousand of the $550 thousand increase due to the opening of the Daphne loan production office.  $434 thousand of the increase in salaries and employee benefits was in secondary market loan origination commissions as a result of the increased volume of loan originations.  The addition of a new supplemental executive retirement plan in September 2017 resulted in approximately $260 thousand of the increase in salaries and employee benefits.

Provision for Income Taxes

We recognized income tax expense of $741 thousand for the three months ended September 30, 2018, compared to $880 thousand for the three months ended September 30, 2017. The effective tax rate for the three months ended September 30, 2018 was 23.0% compared to 25.6% for the same period in 2017. The effective tax rate is affected by levels of items of income that are not subject to federal and/or state taxation and by levels of items of expense that are not deductible for federal and/or state income tax purposes.  The primary reason for the decrease in the effective tax rate was the Tax Cuts and Jobs Act of 2017, enacted on December 22, 2017 which lowered the federal corporate tax rate from 34% to 21%.  The Bank also received nontaxable death benefits in the third quarter of 2017 which reduced the effective tax rate for the quarter below the normal effective tax rate.

We recognized income tax expense of $2.0 million for the nine months ended September 30, 2018, compared to $2.9 million for the nine months ended September 30, 2017. The decrease of $900 thousand, or 30.62%, resulted from the decrease in net income before taxes of $794 thousand in the first nine months of 2018 as compared to the first nine months of 2017. The effective tax rate for the nine months ended September 30, 2018 was 22.5% compared to 29.9% for the same period in 2017. The effective tax rate is affected by levels of items of income that are not subject to federal and/or state taxation and by levels of items of expense that are not deductible for federal and/or state income tax purposes.  The primary reason for the decrease in the effective tax rate was the Tax Cuts and Jobs Act of 2017, enacted on December 22, 2017 which lowered the corporate federal tax rate from 34% to 21%.

Comparison of Financial Condition at September 30, 2018 and December 31, 2017

Overview

Our total assets increased $48.3 million, or 5.86%, from December 31, 2017 to September 30, 2018. Loans, net of deferred fees and discounts, increased $94.2 million, or 17.23%, from December 31, 2017 to September 30, 2018. Securities available-for-sale decreased by $44.7 million, or 23.11%, from December 31, 2017 to September 30, 2018. Cash and cash equivalents decreased $380 thousand, or -2.44% from December 31, 2017 to September 30, 2018 as funds were obtained from the sale of investment securities to fund loan growth. Total deposits increased $26.6 million, or 3.80%, from December 31, 2017 to September 30, 2018. Federal Home Loan Bank advances increased $20 million or 200.00% from December 31, 2017 to September 30, 2018.  Total stockholders’ equity increased $3.0 million, or 3.40% from December 31, 2017 to September 30, 2018 primarily due to earnings offset by the increase in the net unrealized loss on securities available-for-sale.

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

During the nine months ended September 30, 2018, we purchased investment securities totaling $27.9 million and sold investment securities with proceeds received of $47.3 million including net realized losses of $53 thousand.

The following tables summarize the amortized cost, gross unrealized gains, gross unrealized losses, and fair value of securities available-for-sale at September 30, 2018 and December 31, 2017 (amounts in thousands).

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2018:
Securities available-for-sale:
Residential mortgage-backed	$111,549	$2	$(5,301)	$106,250
U.S. govt. sponsored enterprises	9,049	-	(391)	8,658
State, county, and municipal	33,153	31	(786)	32,398
Corporate debt obligations	1,390	-	(70)	1,320
Totals	$155,141	$33	$(6,548)	$148,626

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2017:
Securities available-for-sale:
Residential mortgage-backed	$125,768	$23	$(2,819)	$122,972
U.S. govt. sponsored enterprises	13,176	8	(185)	12,999
State, county, and municipal	55,339	511	(349)	55,501
Corporate debt obligations	1,831	11	(25)	1,817
Totals	$196,114	$553	$(3,378)	$193,289

Loans

Loans are the largest category of interest earning assets and typically provide higher yields than other types of interest earning assets. Associated with the higher loan yields are the inherent credit and liquidity risks which management attempts to control and counterbalance. Total loans averaged $627.4 million during the three months ended September 30, 2018, or 79.3% of average interest earning assets, as compared to $517.4 million, or 70.2% of average interest earning assets, for the three months ended September 30, 2017. At September 30, 2018, total loans, net of deferred loan fees and discounts, were $641.4 million, compared to $547.1 million at December 31, 2017, an increase of $94.2 million, or 17.23%

The growth in average outstanding loans is primarily attributable to the Bank’s ability to attract new customers from other financial institutions. We have also established a loan production office in Daphne, Alabama which has also contributed to our loan growth.  We have hired experienced bankers in the markets we serve and these employees were successful in transitioning many of their former clients as well as bringing new clients to the Bank. Our bankers are expected to maintain calling efforts to develop relationships with clients and our philosophy is to be responsive to customer needs by providing service and decisions in a timely manner. Additionally, the markets we serve have shown some signs of economic recovery over the last few years which has increased demand for the services we provide.

The following table provides a summary of the loan portfolio as of September 30, 2018, and December 31, 2017.

	September 30, 2018		December 31, 2017
	Amount	% of Total	Amount	% of Total
Residential real estate:
Closed-end 1-4 family - first lien	$136,401	21.5%	$115,776	21.4%
Closed-end 1-4 family - junior lien	4,869	0.8%	4,969	0.9%
Multi-family	17,451	2.7%	16,977	3.1%
Total residential real estate	158,721	25.0%	137,722	25.4%
Commercial real estate:
Nonfarm nonresidential	189,217	29.8%	173,443	32.0%
Farmland	8,453	1.3%	7,782	1.4%
Total commercial real estate	197,670	31.1%	181,225	33.4%
Construction and land development:
Residential	38,949	6.1%	25,830	4.8%
Other	58,959	9.3%	40,734	7.5%
Total construction and land development	97,908	15.4%	66,564	12.3%
Home equity lines of credit	37,654	5.9%	35,833	6.6%
Commercial loans:
Other commercial loans	106,200	16.9%	95,896	17.7%
Agricultural	1,455	0.2%	1,581	0.3%
State, county, and municipal loans	16,701	2.6%	8,332	1.5%
Total commercial loans	124,356	19.7%	105,809	19.5%
Consumer loans	27,523	4.3%	23,231	4.3%
Total gross loans	643,832	101.4%	550,384	101.5%
Allowance for loan losses	(6,063)	-1.0%	(4,881)	-0.9%
Net deferred loan fees and discounts	(2,467)	-0.4%	(3,263)	-0.6%
Net loans	$635,302	100.0%	$542,240	100.0%

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

Real estate loans are the largest component of our loan portfolio and include residential real estate loans, commercial real estate loans, and construction and land development loans. At September 30, 2018, this category totaled $492.0 million, or 76.41% of total gross loans, compared to $421.3 million, or 76.55%, at December 31, 2017. Real estate loans increased $70.7 million, or 16.76%, during the period December 31, 2017 to September 30, 2018. Commercial loans increased $18.5 million, or 17.53% during the same period. Our management team and lending officers have a great deal of experience and expertise in real estate lending and commercial lending.

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

The following table presents a summary of changes in the allowance for loan losses for the periods indicated (amounts in thousands).

	As of and for the		As of and for the
	Three Months Ended:		Nine Months Ended:
	September 30,	September 30,	September 30,	September 30,
	2018	2017	2018	2017
Allowance for loan losses at beginning of period	$5,870	$4,401	$4,881	$4,007
Charge-offs:
Mortgage loans on real estate:
Residential real estate	41	-	41	-
Commercial real estate	109	21	109	136
Construction and land development	-	7	-	7
Total mortgage loans on real estate	150	28	150	143
Home equity lines of credit	-	-	20	100
Commercial	157	78	232	192
Consumer	16	9	46	94
Total	323	115	448	529

Recoveries:
Mortgage loans on real estate:
Residential real estate	1	18	14	24
Commercial real estate	1	2	6	11
Construction and land development	8	4	34	10
Total mortgage loans on real estate	10	24	54	45
Home equity lines of credit	-	-	12	2
Commercial	25	33	111	85
Consumer	1	1	13	14
Total	36	58	190	146

Net charge-offs (recoveries)	287	57	258	383
Provision for loan losses	480	660	1,440	1,380
Allowance for loan losses at end of period	$6,063	$5,004	$6,063	$5,004

Total loans outstanding, net of deferred loan fees	641,365	523,289	641,365	523,289
Average loans outstanding, net of deferred loan fees	627,388	517,421	596,132	513,478
Allowance for loan losses to period end loans	0.95%	0.96%	0.95%	0.96%
Net charge-offs (recoveries) to average loans (annualized)	0.18%	0.04%	0.06%	0.10%

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

	September 30, 2018		December 31, 2017
		Percent of		Percent of
	Amount	Total	Amount	Total
Mortgage loans on real estate:
Residential	$1,429	23.6%	$1,167	23.9%
Commercial real estate	1,858	30.6%	1,604	32.9%
Construction and land development	921	15.1%	606	12.4%
Total mortgage loans on real estate	4,208	69.3%	3,377	69.2%
Home equity lines of credit	361	6.0%	333	6.8%
Commercial	1,217	20.1%	954	19.5%
Consumer	277	4.6%	217	4.5%
Total	$6,063	100.0%	$4,881	100.0%

Nonperforming Assets

The following table presents our nonperforming assets as of the dates indicated (amounts in thousands):

	September 30,		December 31,
	2018	2017	2017
Nonaccrual loans	$2,204	$2,449	$2,586
Accruing loans past due 90 days or more	222	962	421
Total nonperforming loans	2,426	3,411	3,007
Foreclosed assets	723	1,485	1,546
Total nonperforming assets	$3,149	$4,896	$4,553

Allowance for loan losses to period end loans	0.95%	0.96%	0.89%
Allowance for loan losses to period end nonperforming loans	249.92%	146.70%	162.32%
Net charge-offs (recoveries) to average loans (annualized)	0.06%	0.10%	0.17%
Nonperforming assets to period end loans and foreclosed property	0.49%	0.93%	0.83%
Nonperforming loans to period end loans	0.38%	0.65%	0.55%
Nonperforming assets to total assets	0.36%	0.61%	0.55%
Period end loans	641,365	523,289	547,121
Period end total assets	871,552	809,170	823,292
Allowance for loan losses	6,063	5,004	4,881
Average loans for the period	596,132	517,421	517,822
Net charge-offs for the period	258	383	866
Period end loans plus foreclosed property	642,088	524,774	548,667

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

The following table details the composition of our deposit portfolio as of September 30, 2018, and December 31, 2017.

	September 30, 2018		December 31, 2017
		Percent of		Percent of
	Amount	Total	Amount	Total
Demand deposits, non-interest bearing	$182,703	25.2%	$185,171	26.5%
Demand deposits, interest bearing	196,182	26.9%	195,792	28.0%
Money market accounts	182,770	25.2%	153,732	22.0%
Savings deposits	33,891	4.7%	29,441	4.2%
Time certificates of $250 thousand or more	37,084	5.1%	37,045	5.3%
Other time certificates	93,816	12.9%	98,680	14.0%
Totals	$726,446	100.0%	$699,861	100.0%

Total deposits were $726 million at September 30, 2018, an increase of $26.6 million from December 31, 2017 with the increase resulting mainly in the balances of money market accounts.

The following table presents the Bank’s time certificates of deposits by various maturities as of September 30, 2018 (amounts in thousands).

	All Time Deposits	Time Deposits $100 or more	Time Deposits less than $100
Three months or less	$13,868	$6,922	$6,946
Greater than three months through six months	24,040	15,179	8,861
Greater than six months through one year	46,967	30,656	16,311
Greater than one year through three years	28,628	18,212	10,416
Greater than three years	17,397	13,542	3,855
Total	$130,900	$84,511	$46,389

Other Funding Sources

We supplement our deposit funding with wholesale funding when needed for balance sheet planning and management or when the terms are attractive and will not disrupt our offering rates in our markets. A source we have used for wholesale funding is the Federal Home Loan Bank of Atlanta (FHLB). The line of credit with the FHLB is secured by pledges of various loans in our loan portfolio. At September 30, 2018, the FHLB line of credit available was $126.9 million and at December 31, 2017 it was $99.5 million. As of September 30, 2018 we have $30 million of Federal Home Loan Bank advances outstanding compared to $10 million at December 31, 2017.  We also have lines of credit for federal funds borrowings with other banks that totaled $38.5 million and $28.5 million at September 30, 2018 and December 31, 2017, respectively. Furthermore, we have pledged certain loans to the Federal Reserve Bank (FRB) to secure a line of credit. At September 30, 2018, the FRB line of credit available was $111.2 million and at December 31, 2017, the FRB line of credit available was $69.4 million. We have never drawn on the FRB line of credit and consider it a contingency line of credit to be used only for emergency liquidity management.

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

Cash and cash equivalents at September 30, 2018 and December 31, 2017, were $15.2 million and $15.6 million, respectively. Based on recorded cash and cash equivalents, management believes River Financial Corporation’s liquidity resources were sufficient at September 30, 2018 to fund loans and meet other cash needs as necessary.

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

Financial instruments whose contract amount represents credit risk at September 30, 2018 and December 31, 2017 were as follows  (amounts in thousands):

	September 30, 2018	December 31, 2017
Commitments to extend credit	$135,911	$142,878
Stand-by and performance letters of credit	2,185	2,268
Total	$138,096	$145,146

Contractual Obligations

While our liquidity monitoring and management considers both present and future demands for and sources of liquidity, the following table of contractual commitments focuses only on future obligations as of September 30, 2018 (amounts in thousands).

		Due after 1	Due after 3
	Due in 1	through	through	Due after
	year or less	3 years	5 years	5 years	Total
Federal Home Loan Bank advances	$30,000	$-	$-	$-	$30,000
Certificates of deposit of less than $100	32,118	10,416	3,855	-	46,389
Certificates of deposit of $100 or more	52,757	18,212	13,542	-	84,511
Securities sold under agreements to repurchase	11,277	-	-	-	11,277
Note payable	1,071	2,143	1,340	-	4,554
Operating leases	580	1,083	1,044	1,092	3,799
Total contractual obligations	$127,803	$31,854	$19,781	$1,092	$180,530

Capital Position and Dividends

At September 30, 2018 and December 31, 2017, total stockholders’ equity was $92.0 million and $89.0 million, respectively. The increase of $3.0 million resulted mainly from the net change in retained earnings and other comprehensive income for the nine months ended September 30, 2018. Retained earnings for the first nine months of 2018 increased $5.6 million and other comprehensive income decreased $2.8 million. The ratio of stockholders’ equity to total assets was 10.56% and 10.81% at September 30, 2018 and December 31, 2017, respectively.

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

Management believes, as of September 30, 2018, that the Bank meets all capital adequacy requirements to which it is subject. The following table presents the Bank’s capital amounts and ratios as of September 30, 2018 with the required minimum levels for capital adequacy purposes including the phase in of the capital conservation buffer under Basel III and minimum levels to be well capitalized (as defined) under the regulatory prompt corrective action regulations.

As of September 30, 2018:
					To Be Well Capitalized
			Required For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (To Risk-Weighted Assets)	$96,072	13.568%	$69,923	>= 9.875%	$70,808	>= 10.00%
Common Equity Tier 1 Capital (To Risk-Weighted Assets)	90,008	12.712%	45,140	>= 6.375%	46,025	>= 6.50%
Tier 1 Capital (To Risk-Weighted Assets)	90,008	12.712%	55,761	>= 7.875%	56,646	>= 8.00%
Tier 1 Capital (To Average Assets)	90,008	10.651%	33,801	>= 4.000%	42,252	>= 5.00%

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

River Financial Corporation’s principal source of funds for dividend payments and debt service is dividends received from River Bank & Trust. There are statutory limitations on the payment of dividends by River Bank & Trust to River Financial Corporation. As of September 30, 2018, the maximum amount the Bank could dividend to River Financial Corporation without prior regulatory authority approval was approximately $14.8 million. In addition to dividend restrictions, federal statutes prohibit unsecured loans from banks to bank holding companies.

During the nine months ending September 30, 2018 there were 3,000 incentive stock options issued with a weighted average exercise price of $23.92 per share. During the same period, there were 26,450 incentive stock options exercised at a weighted average exercise price of $11.02 per share. A total of 244,925 incentive stock options were outstanding as of September 30, 2018 with a weighted average exercise price of $15.28 per share and a weighted average remaining life of 5.61 years.

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

The following table illustrates our interest rate sensitivity at September 30, 2018, assuming the relevant assets and liabilities are collected and paid, respectively, based upon historical experience rather than their stated maturities (amounts in thousands).

	0-1 Mos	1-3 Mos	3-12 Mos	1-2 Yrs	2-3 Yrs	>3 Yrs	Total
Interest earning assets
Loans	$140,333	$36,873	$124,362	$106,347	$81,298	$152,152	$641,365
Securities	1,844	6,032	13,150	15,627	16,676	95,297	148,626
Certificates of deposit in banks	-	-	249	250	-	2,245	2,744
Cash balances in banks	930	-	-	-	-	-	930
Total interest earning assets	$143,107	$42,905	$137,761	$122,224	$97,974	$249,694	$793,665

Interest bearing liabilities
Interest bearing transaction accounts	$80,469	$3,924	$17,613	$23,544	$23,544	$47,088	$196,182
Savings and money market accounts	121,762	3,866	17,403	23,205	23,208	27,217	216,661
Time deposits	4,609	9,259	71,007	19,971	8,657	17,397	130,900
Securities sold under agreements to repurchase	11,277	-	-	-	-	-	11,277
Federal Home Loan Bank advances	20,000	10,000	-	-	-	-	30,000
Federal funds purchased	1,954						1,954
Note payable	-	268	804	1,072	1,072	1,338	4,554
Total interest bearing liabilities	$240,071	$27,317	$106,827	$67,792	$56,481	$93,040	$591,528

Interest sensitive gap
Period gap	$(96,964)	$15,588	$30,934	$54,432	$41,493	$156,654	$202,137
Cumulative gap	$(96,964)	$(81,376)	$(50,442)	$3,990	$45,483	$202,137
Cumulative gap - Rate Sensitive Assets/ Rate Sensitive Liabilities	-12.2%	-10.3%	-6.4%	0.5%	5.7%	25.5%

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

	Impact on net interest income
	As of	As of
	September 30, 2018	December 31, 2017
Change in prevailing rates:
+ 400 basis points	(6.67)%	(1.37)%
+ 300 basis points	(4.85)%	(0.53)%
+ 200 basis points	(3.09)%	(0.02)%
+ 100 basis points	(1.42)%	0.30%
+ 0 basis points	-	-
- 100 basis points	0.38%	(4.51)%
- 200 basis points	(4.20)%	(10.54)%
- 300 basis points	(7.13)%	(12.82)%
- 400 basis points	(8.75)%	(13.80)%

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

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the nine months ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On October 31, 2018, the Company completed its acquisition of PSB Bancshares, Inc. (“PSB”) and has not yet completed the integration of PSB.

We completed the acquisition of PSB on October 31, 2018.  We are currently in the process of integrating the employees, contracts, customers and operations of PSB with our Company.  The success of the acquisition may depend in part on such successful integration which, as anticipated, may take several months to complete.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In 2018 and 2017, at year end, the Company sold 9,182 and 12,967 shares of its common stock for cash, respectively, to its employee stock ownership plan. The Company relied upon exemptions from registration under SEC Rule 701 and Rule 147.

On October 31, 2018, the Company issued shares of its common stock in a capital raise under SEC Rule 506 (b) and pursuant to the acquisition of PSB Bancshares, Inc. as reported at Item 3.02 of its current report on Form 8-K filed November 2, 2018.

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

10.1

Loan Agreement between River Financial Corporation and CenterState Bank, National Association, filed as Exhibit 10.1 to River Financial Corporation’s Form 8-K filed November 2, 2018, incorporated herein by reference.

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

10.1

Loan Agreement between River Financial Corporation and CenterState Bank, National Association, filed as Exhibit 10.1 to River Financial Corporation’s Form 8-K filed November 2, 2018, incorporated herein by reference.

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

RIVER FTNANCIAL CORPORATION

Date: November 6, 2018	By:	/s/ James M. Stubbs
James M. Stubbs
Chief Executive Officer (principal executive officer)

Date: November 6, 2018	By:	/s/ Kenneth H. Givens
Kenneth H. Givens
Chief Financial Officer