Form 10-K
period 2018-12-31
River Financial Corp
filed 2019-03-20
CIK 1641601

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes  ☒   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

           Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes  ☐   No  ☒

State the aggregate market value of the voting common equity held by non-affiliates of the registrant as of June 30 2018 : There is no public market for registrant’s common stock.  The registrant had total revenue of less than $50 million in 2018.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding at March 1, 2019
Common stock, par value $1.00 per share	5,701,139 shares

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

We operate one subsidiary bank, River Bank & Trust. Through the Bank, we provide a broad array of financial services to businesses, business owners, and professionals. We operate fourteen full-service banking offices, located in Montgomery, Prattville, Millbrook, Wetumpka, Auburn, Opelika, Alexander City, Daphne, Clanton, Thorsby and Gadsden, Alabama.

As of December 31, 2018, we had total assets of $1.1 billion, total loans of $711.3 million, total deposits of $898.7 million, and total shareholders’ equity of $110.1 million.

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

Deposits

Our principal sources of funds are core deposits, including demand deposits, interest-bearing transaction accounts, money market accounts, savings deposits, and certificates of deposit. As of December 31, 2018, our deposit composition was as follows:

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

Lending

We offer a range of lending services, including real estate, consumer, and commercial loans, to individuals, small businesses, and other organizations located in or conducting a substantial portion of their business in our market areas. Our total loans, net of unearned income, at December 31, 2018, were approximately $711.3 million, or approximately 66.4% of total assets. The interest rates charged on loans vary with the degree of risk, maturity, and amount of the loan and are further subject to competitive pressures, money market rates, availability of funds, and government regulations.

As of December 31, 2018, our loan portfolio composition was classified as follows: (percent of gross loans)

Real Estate Loans. Loans secured by real estate are the primary component of our loan portfolio, constituting approximately $506.8 million, or 71.3%, of total loans, net of unearned income, at December 31, 2018. We originate consumer and commercial loans for the purpose of acquiring real estate that are secured by such real estate (CRE). We also often take real estate as an additional source of collateral to secure commercial and industrial (C&I) loans. Such loans are classified as real estate loans rather than commercial and industrial loans if the real estate collateral is considered significant as a secondary source of repayment for the loan. Loans are typically made on a recourse basis supported by financial statements and a review of the repayment ability of the borrower(s) and/or guarantor(s). Origination fees are charged for many loans secured by real estate.

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

Home Equity Lines of Credit: We originate home equity lines of credit secured by residential property. The loans are typically made on a variable rate basis with maturities up to 10 years. At December 31, 2018, home equity lines of credit constituted $39.0 million, or 5.5% of our loan portfolio.

Commercial and Industrial Loans. We make loans for commercial purposes in various lines of business. These loans are typically made on terms up to 7 years at fixed or variable rates. The loans are secured by various types of collateral, including accounts receivable, inventory, or, in the case of equipment loans, the financed equipment. We attempt to reduce our credit risk on commercial loans by underwriting the loan based on the borrower’s cash flow and its ability to service the debt from earnings, and by limiting the loan-to-value ratio. Historically, we have typically loaned up to 80% on loans secured by accounts receivable, up to 50% on loans secured by inventory (which are typically also secured by accounts receivable), and up to 100% on loans secured by equipment. We also make some unsecured commercial loans. Commercial and industrial loans constituted $134.4 million, or 19.1% of our loan portfolio, at December 31, 2018. Interest rates are negotiable based upon the borrower’s financial condition, credit history, management stability and collateral.

Consumer Loans. Consumer lending includes installment lending to individuals in our market areas and generally consists of loans to purchase automobiles and other consumer durable goods. Consumer loans constituted $33.9 million, or 4.8% of our loan portfolio, at December 31, 2018. Consumer loans are underwritten based on the borrower’s income, current debt level, past credit history and collateral. Consumer rates are both variable and fixed, with terms negotiable. Terms generally range from one to five years depending on the nature and condition of the collateral. Periodic amortization, generally monthly, is typically required.

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

Market Areas

We currently conduct our banking operations through our Banks’ 14 banking locations in the state of Alabama. The locations include Montgomery, Prattville, Millbrook, Wetumpka, Auburn, Opelika, Alexander City, Daphne, Clanton, Thorsby and Gadsden. Our market areas generally include the Montgomery, Auburn-Opelika, Gadsden, and Mobile Metropolitan Statistical Areas.

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

Employees

As of December 31, 2018, we had approximately 185 full-time and 10 part-time employees. None of these employees are party to a collective bargaining agreement.

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

In December 2015, we completed a merger with Keystone, pursuant to which we acquired control of Keystone Bank.  Under the terms of the merger agreement, Keystone was merged with and into RB&T, with RB&T surviving the merger.  In October 2018, we completed a merger with PSB Bancshares, Inc., pursuant to which we acquired control of Peoples Southern Bank.  Under the terms of the merger agreement, Peoples Southern Bank was merged with and into RB&T, with RB&T surviving the merger.

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

Regulation of River Bank & Trust

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

In addition to the assessment for deposit insurance, insured depository institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation to recapitalize a predecessor deposit insurance fund. This payment is established quarterly and, for the first quarter in calendar year 2018, equaled .11 basis points on the assessment base which is equal to average total assets less average tangible equity capital.  The assessment equaled .08 basis points for the second and third quarters of 2018 and .035 basis points for the fourth quarter of 2018.

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

Under the Basel III Final Rule, as of the years ended December 31, 2018 and 2017, the minimum ratio of total capital to risk-weighted assets (including the capital conservation buffer) was 9.875% and 9.250%, respectively. The minimum ratio of “Tier 1 Capital” (consisting generally of equity and qualifying preferred stock, less certain goodwill items and other intangible assets) to risk- weighted assets was 7.875% and 7.250% and the minimum ratio of “Common Equity Tier 1 Capital” (which generally consists of common stock and retained earnings) to risk-weighted assets including the capital conservation buffer was 6.375% and 5.750% for the years ended December 31, 2018 and 2017.  When the capital conservation buffer is fully phased in beginning January 1, 2019, the minimum ratios (including the 2.5% capital conservation buffer) will be (i) Common Equity Tier 1 ratio of 7% (ii)Tier 1 Risk-Based ratio of 8.5% and (iii) Total Risk-Based ratio of 10.5% The remainder of total capital, or “Tier 2 Capital,” may consist of (a) the allowance for loan losses of up to 1.25% of risk-weighted assets, (b) certain types of preferred stock not qualifying as Tier 1 Capital, (c) hybrid capital instruments, (d) perpetual debt, (e) mandatory convertible securities, and (f) certain subordinated debt and intermediate-term preferred stock up to 50% of Tier 1 Capital. Total Capital is the sum of Tier 1 Capital and Tier 2 Capital (which is included only to the extent of Tier 1 Capital), less reciprocal holdings of other banking organizations capital instruments, investments in unconsolidated subsidiaries, and any other deductions as determined by the appropriate regulator.

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

The federal banking agencies proposed a rule in November 2018 that, if adopted, would allow bank holding companies with less than $10 billion in total consolidated assets and limited amounts of certain assets and off balance sheet exposures and a bank leverage ratio of greater than 9% to elect to use the Community Bank Leverage Ratio (CBLR) framework.  A community banking organization electing to use the CBLR framework would have a simplified capital regime and would be considered well capitalized as long as it had a leverage ratio of greater than 9% and adequately capitalized with a leverage ratio of at least 7.5%.

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

Our commercial banking operations are concentrated in Alabama. As of December 31, 2018, most of our total loans were to borrowers located in Alabama. As a result, our financial condition and results of operations and cash flows are affected by changes in the economic conditions of the state or the regions of which it is a part. Our success depends to a significant extent upon the business activity, population, income levels, deposits, and real estate activity in this market. Although our customers’ business and financial interests may extend well beyond this market area, adverse conditions that affect this market area could reduce our growth rate, affect the ability of our customers to repay their loans, affect the value of collateral underlying loans, impact our ability to attract deposits, and generally affect our financial conditions and results of operations. Because of our geographic concentration, we may be less able than other regional or national financial institutions to diversify our credit risks across multiple markets.

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

Income associated with interest-earning assets and costs associated with interest-bearing liabilities may not be affected uniformly by fluctuations in interest rates. The magnitude and duration of changes in interest rates are events over which we have no control, and such changes may have an adverse effect on our net interest income. Prepayment and early withdrawal levels, which are also impacted by changes in interest rates, can significantly affect our assets and liabilities. For example, an increase in interest rates could, among other things, reduce the demand for loans and decrease loan repayment rates. Such an increase could also adversely affect the ability of our floating-rate borrowers to meet their higher payment obligations, which could in turn lead to an increase in non-performing assets and net charge-offs. Conversely, a decrease in the general level of interest rates could affect us by, among other things, leading to greater competition for deposits and incentivizing borrowers to prepay or refinance their loans more quickly or frequently than they otherwise would. The primary tool that management uses to measure interest rate risk is a simulation model that evaluates the impact of varying levels of prevailing interest rates and the impact on net interest income and the economic value of equity. As of December 31, 2018, this simulation analysis indicated that if prevailing interest rates immediately decreased by 300 basis points, we would expect net interest income to decrease by approximately $2.7 million, or 7.2% over the next 12 months, and an increase in the economic value of equity of $6.0 million, or 3.7%. We believe that this is unlikely based on current interest rate levels. Conversely, if prevailing interest rates immediately increased by 300 basis points, we would expect net interest income to decrease by approximately $1.3 million, or 3.5%, over the next 12 months, and a decrease in the economic value of equity of $27.4 million, or 16.8%. However, fluctuations in interest rates affect different classes of income-earning assets differently, and there can be no assurance as to the actual effect on our results of operations should such an increase or decrease occur.

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

A significant portion of our loan portfolio is secured by either residential or commercial real estate. As of December 31, 2018, we had approximately $184.9 million in residential real estate loans and $219.8 million in commercial real estate loans outstanding, representing approximately 26.2% and 31.2%, respectively, of our total loans outstanding on that date.

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

We have incurred substantial expenses and expect to continue to incur expenses in connection with completing our recent acquisition of Peoples Southern Bank and integrating the operations of the acquired bank with our operations. There are a number of factors beyond our control that could affect the total amount or the timing of our transaction and integration expenses and such expenses may exceed our initial projections. Many of the expenses that will be incurred, by their nature, are difficult to estimate accurately at the present time. As a result, the transaction and integration expenses associated with our recent acquisition could, particularly in the near term, exceed the savings that we expect to achieve from the elimination of duplicative expenses and the realization of economies of scale and cost savings related to the integration of the acquired businesses.

Acquisitions may disrupt our business and dilute stockholder value, and integrating acquired companies may be more difficult, costly, or time-consuming than we expect.

Our business strategy focuses on both organic growth and growth through acquisitions of financial institutions located in the southeastern United States. Our pursuit of acquisitions may disrupt our business, and common stock that we issue as merger consideration may have the effect of diluting the value of your investment. In addition, we may fail to realize some or all of the anticipated benefits of completed acquisitions, including our acquisition of Keystone on December 31, 2015 and our acquisition of PSB Bancshares, Inc. (PSB) on October 31, 2018. We anticipate that the integration of Keystone and PSB, as well as other businesses that we acquire in the future may be a time-consuming and expensive process, even if the integration process is effectively planned and implemented.

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

On October 31, 2018, the Company completed its acquisition of PSB Bancshares, Inc. (PSB) and has not yet completed the integration of PSB.

We completed the acquisition of PSB on October 31, 2018.  We are currently in the process of integration the employees, contracts, customers and operations of PSB with our Company.  The success of the acquisition may depend in part on such successful integration which, as anticipated, may take several months to complete.

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

Moreover, we cannot give any assurance that we will benefit from any market growth or favorable economic conditions in our market areas even if they do occur. If our senior management team is unable to provide the effective leadership necessary to implement our strategic plan, including the successful integration of Peoples Southern Bank, Keystone Bank and River Bank & Trust, our actual financial performance may be materially adversely different from our projections. Additionally, to the extent that any component of our strategic plan requires regulatory approval, if we are unable to obtain necessary approval, we will be unable to completely implement our strategy, which may adversely affect our actual financial results. Our inability to successfully implement our strategic plan could adversely affect the price of our common stock.

Our recent acquisition of Peoples Southern Bank may make it difficult for investors to evaluate our business, financial condition, and results of operations, and also impair our ability to accurately forecast our future performance.

We completed the acquisition of Peoples Southern Bank on October 31, 2018. As of December 31, 2018, the assets of Peoples Southern Bank constituted approximately 17% of our total consolidated assets. Our limited history operating the merged company and the lack of combined historical financial information may not provide an adequate basis for investors to evaluate our business, financial condition, and results of operations, or to assess trends that may be affecting the businesses that we have acquired, or our business as a whole. Our future operating results depend upon a number of factors, including our ability to integrate these acquisitions, manage our growth, retain the merged customer base, and successfully identify and respond to emerging trends affecting our primary product lines and markets. As a result of these uncertainties, predictions about our future financial performance may not be as accurate as they would be if we had a longer operating history.

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

In deciding whether to extend credit or enter into other transactions with customers and counterparties, we may rely on information furnished to us by or on behalf of customers and counterparties, including financial statements and other financial information. We also may rely on representations of customers and counterparties as to the accuracy and completeness of that information and, with respect to financial statements, on reports of independent auditors. In deciding whether to extend credit, we may rely upon our customers’ representations that their financial statements conform to accounting principles generally accepted in the United States of America (GAAP) and present fairly, in all material respects, the financial condition, results of operations, and cash flows of the customer. We also may rely on customer representations and certifications, or other audit or accountants’ reports, with respect to the business and financial condition of our clients. Our financial condition, results of operations, financial reporting, and reputation could be negatively affected if we rely on materially misleading, false, inaccurate, or fraudulent information.

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

Many aspects of our business involve substantial risk of legal liability. We are subject to being threatened to be named as defendants in lawsuits arising from our business activities, including business activities of PSB and Keystone prior to our acquisition. In addition, from time to time, we are, or may become, the subject of governmental and self-regulatory agency information-gathering requests, reviews, investigations and proceedings, and other forms of regulatory inquiry, including by bank regulatory agencies, the Securities and Exchange Commission, and law enforcement authorities. The results of such proceedings could lead to significant civil or criminal penalties, including monetary penalties, damages, adverse judgments, settlements, fines, injunctions, restrictions on the way in which we conduct our business, or reputational harm.

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

Our principal business operations are conducted through RB&T. Cash available to pay dividends to our stockholders is derived primarily, if not entirely, from dividends paid by our bank to us. The ability of RB&T to pay dividends to us, as well as our ability to pay dividends to our stockholders, will continue to be subject to, and limited by, certain legal and regulatory restrictions. Further, any lenders making loans to us may impose financial covenants that may be more restrictive with respect to dividend payments than the regulatory requirements.

A future issuance of stock could dilute the value of our common stock.

At a special meeting of our stockholders held on December 1, 2015, our existing stockholders approved a proposal to amend our certificate of incorporation to increase the number of shares of our common stock that we may issue to 10,000,000. As of March 1, 2019, 5,701,139 shares of our common stock were issued and outstanding. Those shares outstanding do not include the potential issuance, as of March 1, 2019,  370,125 shares of our common stock subject to issuance upon exercise of outstanding stock options and warrants, or 29,500 additional shares of our common stock that were reserved for issuance under the River Financial Corporation Incentive Stock Compensation Plans. Future issuance of any new shares could cause further dilution in the value of our outstanding shares of common stock.

Our directors and executive officers beneficially own a significant portion of our common stock and have substantial influence over us.

Our directors and executive officers, as a group, beneficially owned approximately 12.2% of our outstanding common stock as of March 1, 2019 . As a result of this level of ownership, our directors and executive officers have the ability, by taking coordinated action, to exercise significant influence over our affairs and policies. The interests of our directors and executive officers may not be consistent with your interests as a stockholder. This influence may also have the effect of delaying or preventing changes of control or changes in management, or limiting the ability of our other stockholders to approve transactions that they may deem to be in the best interests of our Company.

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

Item 1B.  Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Our headquarters and the main office of RB&T is located at 2611 Legends Drive, Prattville, Alabama 36066. Including the main office, RB&T operates fourteen branches with drive-through and/or ATM service.

The following table summarizes pertinent details of the Company’s main and banking offices as of December 31, 2018:

Office Address	Owned/Leased

2611 Legends Drive	Owned
Prattville, AL 36066

612 South Memorial Drive	Leased
Prattville, AL 36067

7075 Halcyon Park Drive	Leased
Montgomery, AL 36117

309 Maxwell Boulevard	Leased
Montgomery, AL 36104

10 Cambridge Drive	Owned
Wetumpka, AL 36092

3617 U.S. Highway 280	Owned
Alexander City, AL 35010

2394 East University Drive	Owned
Auburn, AL 36830

1804 Thomason Drive	Owned
Opelika, AL 36801

244 South 3rd Street	Owned
Gadsden, AL 35901 3111 Alabama Highway 14 Millbrook, AL 36054	Owned

620 Second Avenue North Clanton, AL 35046	Owned

2040 7th Street South Clanton, AL 35045	Owned

20688 Hwy 31 Thorsby, AL 35171	Owned

27900 North Main Street, Suite 4 Daphne, AL 36526	Leased

We believe that our banking offices are in good condition and are suitable to our needs.

Item 3. Legal Proceedings.

As of March 1, 2019, we are not subject pending or threatened litigation.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for Our Common Stock

There is currently no established public trading market for shares of our common stock. We do not make a market in our securities, nor do we attempt to negotiate prices for trades of such securities. When made, sales are normally undertaken in privately negotiated transactions, sometimes at prices of which we are unaware. As of March 1, 2019, there were approximately 783 registered holders of our common stock.

The last known privately negotiated trade of our common stock of which management is aware occurred on February 15, 2019 at a price of $30.00 per share.  During the last year we are aware of privately negotiated trades of stock with prices ranging from $24.50 to $30.00 per share.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information about River Financial Corporation’s shares of common stock that may be issued upon exercise of options, warrants, and rights under all of our existing equity compensation plans as of March 1, 2019.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options and Rights	Weighted – Average Exercise Price of Outstanding Options and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column)
Equity compensation plans approved by Security Holders(1)	97,500	$13.80	-
Equity compensation plans approved by Security Holders(2)	270,500	$22.32	29,500
Equity compensation plans approved by Security Holders(3)	2,125	$8.40	-
Total	370,125
(1)	These shares reserved for issuance under the 2006 Equity Incentive Compensation Plan.
(2)	These shares reserved for issuance under the 2015 Equity Incentive Compensation Plan.
(3)	These shares reserved for issuance for the incentive stock options assumed from Keystone.

Recent Sales of Unregistered Securities

In 2018 and 2017, at year end the Company sold 17,218 and 12,967, shares for cash, respectively, to its employee stock ownership plan. The Company relied upon exemptions from registration under SEC Rule 701 and Rule 147.

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

The dividends paid per share on common stock for 2018 and 2017 were $0.27 cents per share and $0.25 cents per share respectively.

Item 6. Selected Financial Data.

SUMMARY CONSOLIDATED FINANCIAL DATA

	Years Ended December 31,
(Dollars in thousands, except per share information)	2018	2017
Summary of Operations:
Total interest income	$36,685	$32,170
Total interest expense	4,681	2,620
Net interest income	32,004	29,550
Provision for loan losses	1,960	1,740
Net interest income after provision for loan losses	30,044	27,810
Noninterest income	6,841	6,309
Noninterest expense	25,996	21,305
Income before income taxes	10,889	12,814
Income tax expense	2,383	4,519
Net income	8,506	8,295
Share and per common share data:
Basic net income per share	$1.63	$1.63
Diluted net income per share	$1.60	$1.60
Common equity per common share outstanding	$19.36	$17.46
Tangible common equity per common share outstanding	$15.16	$15.18
Dividends per common share	$0.27	$0.25
Actual common shares outstanding	5,687,914	5,098,068
Weighted average common shares outstanding	5,217,348	5,095,305
Diluted weighted average common shares outstanding	5,311,074	5,180,102
Balance Sheet Data:
Total assets	$1,070,464	$823,292
Securities	228,630	193,289
Loans, net of unearned income	711,262	547,121
Allowance for loan losses	6,577	4,881
Deposits	898,707	699,861
Securities sold under agreements to repurchase	7,975	13,865
Federal Home Loan Bank advances	20,000	10,000
Federal funds purchased	-	1,153
Note payable	26,963	5,357
Total stockholders’ equity	110,105	88,999
Average total assets	874,810	804,850
Average loans	619,238	517,822
Average interest earning assets	800,387	738,047
Average deposits	730,436	685,350
Average interest bearing deposits	544,353	516,892
Average interest bearing liabilities	589,470	545,852
Average total stockholders’ equity	93,272	87,367

SUMMARY CONSOLIDATED FINANCIAL DATA (continued)

	Years Ended December 31,
	2018	2017
Selected Financial Ratios:
(ratios are annualized where applicable)
Return on average assets	0.97%	1.03%
Return on average equity	9.12%	9.49%
Average equity to average total assets	10.66%	10.86%
Dividend payout (1)	16.86%	15.33%
Efficiency ratio (2)	66.92%	59.41%
Net interest margin (3)	4.00%	4.00%
Net interest spread (4)	3.83%	3.97%
Capital Ratios:
Tier 1 leverage ratio	14.01%	10.43%
Common equity tier 1 (CET1) risk-based capital	13.44%	13.54%
Tier 1 risk-based capital	13.44%	13.54%
Total risk-based capital	14.25%	14.33%
Asset Quality Ratios:
(ratios are annualized where applicable)
Net charge-offs to average loans	0.04%	0.17%
Allowance to period end loans	0.92%	0.89%
Allowance for loan losses to non-performing loans	243.05%	162.32%
Non-performing assets to total assets	0.30%	0.55%
Other Data:
Banking locations	14	10
Full-time equivalent employees	190	147

(1)	Dividend payout ratio is dividends divided by net income.
(2)	Efficiency ratio is noninterest expense divided by the sum of net interest income before the provision for loan losses plus noninterest income.
(3)	Net interest margin is net interest income divided by average interest earning assets.
(4)	Net interest spread is the difference between the weighted average yield on interest earning assets and the average effective rate paid on interest bearing liabilities.

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

Through the Bank, we provide a broad array of financial services to businesses, business owners and professionals through fourteen full-service banking offices in Alabama.

2018 Merger

On October 31, 2018, we merged with PSB Bancshares, Inc. (PSB) with River Financial Corporation being the survivor. At the same time, PSB’s wholly owned subsidiary bank, Peoples Southern Bank, was merged into RB&T. PSB’s common shareholders received 60 shares of our common stock and $6,610.00 in cash in exchange for each share of PSB’s common stock. We paid an aggregate of $24,496,660 in cash and issued 222,360 shares of our common stock. The aggregate estimated value of the consideration paid was $30.5 million. We recorded $8.2 million of goodwill and a core deposit intangible asset of $4.7 million.

We marked PSB’s assets and liabilities to fair value based on information available, and these fair value adjustments are subject to change for up to one year after the closing date as additional information becomes available. We acquired approximately $190.8 million in assets at fair value from PSB and added three banking offices with approximately $55.2 million in loans and approximately $167.4 million in deposits.

Additional information regarding the PSB merger is included in Note 2, “Business Combinations,” of the Notes to Consolidated Financial Statements provided herein.

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

Overview of Results

•

Our net income was $8.5 million in 2018, compared with $8.3 million in 2017. The largest contributing factors leading to the increase in the net income and other highlights include the following: Average interest earning assets in 2018 were $800.4 million compared to $738.0 million in 2017. The higher level of interest earning assets led to an increase in net interest income from $29.6 million in 2017 to $32.0 million in 2018. These increases were partially offset by the expenses associated with the PSB acquisition during the fourth quarter of 2018.

•

Average loans outstanding in 2018 were $619.2 million, approximately 19.58% higher than $517.8 million in average loans outstanding in 2017. The higher average balance for total loans outstanding was the primary reason for the increase of $2.4 million in our net interest income.

•

The effective yield on our loan portfolio decreased from 5.39% in 2017 to 5.29% in 2018 . The decrease in the yield was mainly attributable to competitive pricing pressures and loans renewing and repricing at lower market rates.

•	Average total investment securities in 2018 were $163.2 million compared to $200.3 million in 2017. The decrease was due to the need to fund loan growth.

•	Average non-interest bearing deposits grew from $168.5 million in 2017 to $186.1 million in 2018. The increase resulted from organic growth as well as deposits obtained in the PSB merger.

•

Our higher net interest income was offset by higher operating expenses, which grew to $26.0 million in 2018 from $21.3 million in 2017. The increase in noninterest expense came from organic growth with most of the increase in salaries and employee benefits. There was also a significant increase in data processing expenses as a result of termination expenses related to the PSB merger.

•

Our noninterest income increased from $6.3 million in 2017 to $6.8 million in 2018. The increase resulted from increases in service charges and fee income and income from mortgage operations. These increases were offset by a decrease in bank owned life insurance income from the prior year as a result of death benefits received in the prior year that were not received in the current year.

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

Allowance for Loan Losses

We record estimated probable inherent credit losses in the loan portfolio as an allowance for loan losses. The methodologies and assumptions for determining the adequacy of the overall allowance for loan losses involve significant judgments to be made by management. Some of the more critical judgments supporting RFC’s allowance for loan losses include judgments about: creditworthiness of borrowers, estimated value of underlying collateral, assumptions about cash flow, determination of loss factors for estimated credit losses, and the impact of current events, conditions, and other factors impacting the level of inherent losses. Under different conditions or using different assumptions, the actual or estimated credit losses ultimately realized by RFC may be different than management’s estimates provided in our Consolidated Financial Statements included elsewhere in this Form 10-K. For a more complete discussion of the methodology employed to calculate the allowance for loan losses, see Note 1 to our Consolidated Financial Statements for the year ended December 31, 2018, which are included elsewhere in this document.

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

Comparison of Results of Operations for the years ended December 31, 2018 and 2017

The following is a narrative discussion and analysis of significant changes in our results of operations for the years ended December 31, 2018 and 2017 .

Net Income

2018 vs. 2017

During the year ended December 31, 2018, our net income was $8.5 million, compared to $8.3 million for the year ended December 31, 2017, an increase of 2.54%. The primary reason for the increase in net income in 2018 compared to 2017 was an increase in net interest income from $29.6 million in 2017 to $32.0 million in 2018 for an increase of $2.4 million, or 8.30%. Our net interest margin remained unchanged at 4.00% in 2017 and in 2018. The lack of change in the margin resulted from a combination of the decrease in the yield on our loan portfolio from 5.39% in 2017 to 5.29% in 2018 and the increase in the average cost of funds from 0.48% in 2017 to 0.79% in 2018.  These negative trends were offset by the loan growth during the current year which resulted in loans comprising a higher percentage of total interest earning assets at 77.4% in 2018 compared to 70.2% in 2017.

Noninterest income increased from $6.3 million in 2017 to $6.8 million in 2018, or 8.43%. The increase resulted from increases in service charges and fee income and income from mortgage operations. These increases were partially offset by a decrease in bank owned life insurance income as a result of receiving death benefits in the prior year, but not in the current year.

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

The following table shows, for the years 2018 and 2017, the average balance of each principal category of our assets and liabilities and the average yields on assets and average costs of liabilities. Such yields and costs are calculated by dividing income or expense by the average daily balances of the associated assets or liabilities.

AVERAGE BALANCE SHEETS & NET INTEREST INCOME

	Year Ended December 31, 2018			Year Ended December 31, 2017
	Average Balance	Interest Income/ Expense	Average Yield/Rate	Average Balance	Interest Income/ Expense	Average Yield/Rate
Interest earning assets
Loans	$619,238	$32,766	5.29%	$517,822	$27,930	5.39%
Mortgage loans held for sale	4,404	166	3.77%	4,036	86	2.13%
Investment securities:
Taxable securities	125,477	2,734	2.18%	146,370	2,938	2.01%
Tax-exempt securities	37,683	1,078	2.86%	53,951	1,712	3.17%
Interest bearing balances in other banks	13,185	275	2.09%	15,868	211	1.33%
Federal funds sold	400	11	2.75%	-	-	0.00%
Total interest earning assets	$800,387	$37,030	4.63%	$738,047	$32,877	4.45%
Interest bearing liabilities
Interest bearing transaction accounts	$198,380	$713	0.36%	$189,673	$452	0.24%
Savings and money market accounts	207,829	1,442	0.69%	189,438	667	0.35%
Time deposits	138,144	1,495	1.08%	137,781	1,110	0.81%
Securities sold under agreement to repurchase	10,274	38	0.37%	13,592	28	0.21%
Federal Home Loan Bank advances	23,644	490	2.07%	8,712	101	1.16%
Federal funds purchased	664	18	2.71%	721	13	1.80%
Note payable	10,535	485	4.60%	5,935	249	4.20%
Total interest bearing liabilities	$589,470	$4,681	0.79%	$545,852	$2,620	0.48%
Noninterest-bearing funding of earning assets	210,917	—	0.00%	192,195	—	0.00%
Total cost of funding earning assets	$800,387	$4,681	0.58%	$738,047	$2,620	0.35%
Net interest rate spread			3.84%			3.97%
Net interest income/margin (taxable equivalent)		$32,349	4.05%		$30,257	4.10%
Tax equivalent adjustment		(345)			(707)
Net interest income/margin		$32,004	4.00%		$29,550	4.00%

Comparison of net interest income for the years ended December 31 2018, and 2017

Net interest income increased $2.4 million, or 8.30%, to $32.0 million for the year ended December 31, 2018, compared to $29.6 million for 2017. The increase was due to an increase in interest income of $4.5 million, resulting from higher levels of loan volume.  The increase in interest income was primarily due to a 19.58% increase in average loans outstanding during compared to 2017. The resulting net interest margin remained at 4.00% for 2018 and 2017. During 2018, non-interest bearing deposits averaged $186.1 million, compared to $168.5 million during 2017, an increase of $17.6 million, or 10.43%.

Interest-earning assets averaged $800.4 million for 2018, compared to $738.0 million for 2017, an increase of $62.4 million, or 8.46%.  Average loans increased $101.4 million during 2018 to $619.2 million from $517.8 million in 2017. The mix of average earning assets also shifted to loans from investment securities.  As a percentage of average total earning assets, average loans increased from 70.2% in 2017 to 77.4% in 2018. The yield on average interest-earning assets increased 18 basis points to 4.63% during 2018, compared to 4.45% for 2017. The yield on earning assets increased primarily due to the increase in the percentage of average loans as a percentage of average total earning assets during 2018. During 2018, loan yields decreased 10 basis points to 5.29%. The decrease in loan yields was primarily due competitive pricing pressures and loans repricing at lower market rates.

Interest-bearing liabilities averaged $589.5 million for 2018, compared to $545.9 million for 2017, an increase of $43.6 million. The increase in average volume occurred from organic growth in addition to the PSB merger. The average rate paid on interest-bearing liabilities was 0.79% for 2018, compared to 0.48% for 2017. During recent years, we have benefited from the historically low interest rates and repriced time deposits at maturity at the lower current market rates, and we have also lowered rates on other deposit accounts to lower market rates where possible. However, during the current year interest rates have increased steadily.  The increase in total interest expense from $2.6 million in 2017 to $4.7 million in 2018 was mainly attributable to the steady increase in our cost of funds as a result of market conditions.

The following table reflects, for the years 2018 and 2017, the changes in our net interest income due to changes in the volume of earning assets and interest-bearing liabilities and the associated rates earned or paid on the assets and liabilities.

	Year Ended December 31, 2018 vs. Year Ended December 31, 2017
	Volume	Variance due to Yield/Rate	Total
Interest earning assets
Loans	$5,455	$(619)	$4,836
Mortgage loans held for sale	8	72	80
Investment securities:
Taxable securities	(417)	213	(204)
Tax-exempt securities	(517)	(117)	(634)
Interest bearing balances in other banks	(36)	100	64
Federal funds sold	-	11	11
Total interest earning assets	$4,493	$(340)	$4,153
Interest bearing liabilities
Interest bearing transaction accounts	$23	$238	$261
Savings and money market accounts	68	707	775
Time deposits	12	373	385
Securities sold under agreement to repurchase	(6)	16	10
Federal Home Loan Bank advances	174	215	389
Federal funds purchased	(1)	6	5
Note payable	194	42	236
Total interest bearing liabilities	$464	$1,597	$2,061
Net interest income
Net interest income (taxable equivalent)	$4,029	$(1,937)	$2,092
Taxable equivalent adjustment	151	211	362
Net interest income	$4,180	$(1,726)	$2,454

Provision for Loan Losses

During the year ended December 31, 2018, we recorded a provision for loan losses of $2.0 million compared to $1.7 million during the year ended December 31, 2017. The increase in the provision for loan losses resulted from growth in loan volume. Net loan charge-offs decreased from $866 thousand in 2017 to $264 thousand in 2018. The allowance for loan losses is increased by a provision for loan losses, which is a charge to earnings, and is decreased by charge-offs and increased by loan recoveries. In determining the adequacy of our allowance for loan losses, we consider our historical loan loss experience, the general economic environment, the overall portfolio composition, and other information. As these factors change, the level of loan loss provision changes. When individual loans are evaluated for impairment, and impairment is deemed necessary, the impaired portion of the loan amount is generally charged off. As of December 31, 2018 and 2017, $725 thousand and $908 thousand of our allowance was related to impaired loans, respectively.

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

The following table sets forth the principal components of noninterest income for the periods indicated.

	For the Year Ended December 31,
	2018	2017
Service charges and fees	$3,465	$2,949
Investment brokerage revenue	136	58
Mortgage operations	2,293	1,895
Bank owned life insurance income	569	1,086
Net gain (loss) on sale of investment securities	(48)	5
Other noninterest income	426	316
Total noninterest income	$6,841	$6,309

Noninterest income for the years ended December 31, 2018 and 2017 was $6.8 million and $6.3 million, respectively. The primary reason for the increase in noninterest income was from service charges and fees and income from our mortgage operations.  Service charges and fees continued to be our largest source of noninterest income in 2018 with $3.5 million compared to $2.9 million in 2017. These service charges and fees are primarily generated by checking and savings accounts. Our mortgage operations produced noninterest income in 2018 of $2.3 million compared to $1.9 million in 2017. These increases were partially offset by a $517 thousand decrease in bank owned life insurance income resulting from death benefits received during the prior year but not the current year.

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

The following table presents the primary components of noninterest expense for the periods indicated.

	For the Years Ended December 31,
	2018	2017
Salaries and employee benefits	$14,016	$12,097
Occupancy expenses	1,534	1,399
Equipment rentals, depreciation, and maintenance	916	841
Telephone and communications	274	261
Advertising and business development	658	625
Data processing	3,527	1,689
Foreclosed assets, net	200	163
Federal deposit insurance and other regulatory assessments	342	333
Legal and other professional services	798	505
Other operating expense	3,731	3,392
Total noninterest expense	$25,996	$21,305

Noninterest expense for the years ended December 31, 2018 and 2017 was $26.0 million and $21.3 million, respectively, an increase of $4.7 million, or 22.0%. The largest component of noninterest expense was salaries and employee benefits.  Salaries and benefits increased approximately $1.9 million mainly due to the addition of new employees.  The increase of $1.8 in data processing expense was mainly a result of the termination costs recognized as a result of the PSB merger. The increase in most of the remaining noninterest expense categories resulted primarily from continued organic growth as well as from the PSB merger.

Income Tax Provision

Income tax expense of $2.4 million and $4.5 million was recognized during the years ended December 31, 2018 and 2017, respectively. The decrease in income tax expense during 2018 was mainly due to Tax Cuts and Jobs Act of 2017 which lowered the federal corporate tax rate from 34% to 21%.   The effective tax rate for the year 2018 was 21.9% compared to 35.3% for the year 2017. The effective tax rates are affected by items of income and expense that are not subject to federal and state taxation.

Comparison of Balance Sheets at December 31, 2018 and 2017

Overview

Our total assets increased $247.2 million, or 30.0%, from $823.3 million at December 31, 2017, to $1.1 billion at December 31, 2018.  Loans increased by $162.4 million during 2018 and investment securities increased $35.3 million in 2018.  Cash and cash equivalents increased by $31.9 million during 2018.

Deposits at December 31, 2018 totaled $898.7 million, an increase of $198.8 million as compared to December 31, 2017. Noninterest-bearing deposits increased $56.1 million in 2018 and interest-bearing deposits increased $142.7 million. Our deposits increased during 2018 mainly as a result of the PSB merger.  Other changes are due to normal fluctuations in deposits as well as customers moving their deposits to higher yielding investments.

Loans

Loans are our largest category of earning assets and typically provide higher yields than other types of earning assets. Associated with the higher loan yields are the inherent credit and liquidity risks that we attempt to control and counterbalance. Total loans averaged $619.2 million during the year ended December 31, 2018, or 77.4% of average earning assets, as compared to $517.8 million or 70.2% of average earning assets, for the year ended December 31, 2017. At December 31, 2018, total loans, net of unearned income, were $711.3 million, compared to $547.1 million at December 31, 2017, an increase of $164.2 million, or 30.0%.

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

The table below provides a summary of the loan portfolio composition as of the periods indicated.

COMPOSITION OF LOAN PORTFOLIO

	December 31, 2018		December 31, 2017
	Amount	% of Total	Amount	% of Total
Residential real estate:
Closed-end 1-4 family - first lien	$162,249	23.0%	$115,776	21.4%
Closed-end 1-4 family - junior lien	5,739	0.8%	4,969	0.9%
Multi-family	16,938	2.4%	16,977	3.1%
Total residential real estate	184,926	26.2%	137,722	25.4%
Commercial real estate:
Nonfarm nonresidential	209,391	29.7%	173,443	32.0%
Farmland	10,417	1.5%	7,782	1.4%
Total commercial real estate	219,808	31.2%	181,225	33.4%
Construction and land development:
Residential	39,680	5.6%	25,830	4.8%
Other	62,430	8.9%	40,734	7.5%
Total construction and land development	102,110	14.5%	66,564	12.3%
Home equity lines of credit	39,040	5.5%	35,833	6.6%
Commercial loans:
Other commercial loans	112,927	16.0%	95,896	17.7%
Agricultural	1,743	0.2%	1,581	0.3%
State, county, and municipal loans	19,756	2.9%	8,332	1.5%
Total commercial loans	134,426	19.1%	105,809	19.5%
Consumer loans	33,867	4.8%	23,231	4.3%
Total gross loans	714,177	101.3%	550,384	101.5%
Allowance for loan losses	(6,577)	-0.9%	(4,881)	-0.9%
Net deferred loan fees and discounts	(2,915)	-0.4%	(3,263)	-0.6%
Net loans	$704,685	100.0%	$542,240	100.0%

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

The principal component of our loan portfolio is real estate mortgage loans on residential and commercial properties. At December 31, 2018, this category totaled $443.8 million and represented 63.0% of the total loan portfolio, compared to $354.8 million, or 65.4% of the total loan portfolio at year-end 2017. Residential real estate loans increased in 2018 $47.2 million, or 34.3%, and commercial real estate loans increased $38.6 million, or 21.3%. Home equity lines of credit increased $3.2 million, or 8.9%.

Real estate construction loans totaled $102.1 million at December 31, 2018, an increase $35.5 million, or 53.4%, over $66.6 million at December 31, 2017. This loan type accounted for 14.5% and 12.3% of our total loan portfolio at December 31, 2018 and December 2017, respectively.

Commercial and industrial loans totaled $134.4 million at December 31, 2018, compared to $105.8 million at December 31, 2017, an increase of $28.6 million, or 27.0% during 2018. We expect this growth trend with respect to commercial and industrial loans to continue as economic conditions improve.

The repayment of loans is a source of additional liquidity for us. The following table sets forth our loans maturing within specific intervals at December 31, 2018.

LOAN MATURITY AND SENSITIVITY TO CHANGES IN INTEREST RATES

		Over one
	One year	year through	Over five
	or less	five years	years	Total
Residential real estate:
Closed-end 1-4 family - first lien	$18,011	$84,448	$59,790	$162,249
Closed-end 1-4 family - junior lien	1,669	2,917	1,153	5,739
Multi-family	1,275	10,173	5,490	16,938
Total residential real estate	20,955	97,538	66,433	184,926
Commercial real estate:
Nonfarm nonresidential	23,713	148,080	37,598	209,391
Farmland	5,124	4,900	393	10,417
Total commercial real estate	28,837	152,980	37,991	219,808
Construction and land development:
Residential	38,539	831	310	39,680
Other	15,973	25,761	20,696	62,430
Total construction and land development	54,512	26,592	21,006	102,110
Home equity lines of credit	3,108	6,411	29,521	39,040
Commercial loans:
Other commercial loans	39,883	61,475	11,569	112,927
Agricultural	974	525	244	1,743
State, county, and municipal loans	3,821	3,119	12,816	19,756
Total commercial loans	44,678	65,119	24,629	134,426
Consumer loans	6,204	19,972	7,691	33,867
Total gross loans	$158,294	$368,612	$187,271	$714,177

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

The following tables summarize the amortized cost and fair value of securities available-for-sale at December 31, 2018 and 2017.

INVESTMENT SECURITIES

	December 31, 2018		December 31, 2017
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Securities available for sale:
Residential mortgage-backed	$108,915	$104,933	$125,768	$122,972
U.S. govt. sponsored enterprises	63,833	63,922	13,176	12,999
State, county, and municipal	57,417	57,160	55,339	55,501
Corporate debt obligations	2,670	2,615	1,831	1,817
Totals	$232,835	$228,630	$196,114	$193,289

The following table shows the scheduled maturity and average yields of our securities at December 31, 2018.

INVESTMENT SECURITIES MATURITY DISTRIBUTION AND YIELDS

			After one year but		After five years but
	Within one year		within five years		within ten years		After ten years		Other securities
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U.S. govt. sponsored enterprises	$12,298	2.58%	$37,163	2.90%	$11,352	3.26%	$3,109	2.16%	$-	---%
State, county, and municipal	3,767	2.43%	17,835	2.27%	11,795	2.54%	23,763	2.86%	-	---%
Corporate debt obligations	1,027	3.03%	1,002	3.75%	586	4.71%	-	---%	-	---%
Residential mortgage-backed	-	---%	-	---%	-	---%	-	---%	104,933	2.32%
Totals	$17,092	2.57%	$56,000	2.71%	$23,733	2.94%	$26,872	2.78%	$104,933	---%

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

The following table presents a summary of changes in the allowance for loan losses for the periods and dates indicated.

ALLOWANCE FOR LOAN LOSSES

	Year Ended:
	December 31,	December 31,
Amounts in thousands, (except percentages)	2018	2017
Allowance for loan losses at beginning of period	$4,881	$4,007
Charge-offs:
Mortgage loans on real estate:
Residential	41	32
Commercial real estate	109	308
Construction and land development	-	24
Equity lines of credit	20	100
Total mortgage loans on real estate	170	464
Commercial	284	466
Consumer	48	109
Total charge-offs	502	1,039
Recoveries:
Mortgage loans on real estate:
Residential	15	24
Commercial real estate	13	16
Construction and land development	38	11
Equity lines of credit	12	4
Total mortgage loans on real estate	78	55
Commercial	139	104
Consumer	21	14
Total recoveries	238	173
Net Charge-offs	264	866
Provision for loan losses	1,960	1,740
Allowance for loan losses at end of period	$6,577	$4,881
Total loans outstanding, net of deferred loan fees and discounts	$711,262	$547,121
Average loans outstanding, net of deferred loan fees	$619,238	$517,822
Allowance for loan losses to period end loans	0.92%	0.89%
Net charge-offs to average loans (annualized)	0.04%	0.17%

In accordance with ASC Topic 805, Business Combinations, the loans acquired in 2015 from Keystone Bank and the loans acquired from Peoples Southern Bank in 2018 were recorded at fair value and any discount to fair value was recorded against the loans rather than as an allowance for loan losses. Approximately $504 thousand of the discount associated with the loans acquired from Peoples Southern Bank was deemed related to credit quality. The total discount was recorded as an accretable discount and is accreted into interest income over the life of the loans using the level yield method. At December 31, 2018, Keystone’s acquired loan portfolio totaled $48.6 million and had a related accretable discount of $1.3 million. During 2018, discount accretion of $1.2 million was recognized in interest income on loans. At December 31, 2017, Keystone’s acquired loan portfolio totaled $75 million and had a related accretable discount of $2.5 million. During 2017, discount accretion of $2.3 million was recognized in interest income on loans.   At December 31, 2018, Peoples Southern Bank’s acquired loan portfolio totaled $53.7 million and had a related accretable discount of $654 thousand. During 2018, discount accretion of $62 thousand was recognized in interest income on loans.

Overall, asset quality indicators have continued to improve, and, as a result, provision expense has been minimal for the Bank’s loan portfolio. During the years ended December 31, 2018 and 2017, we recorded provision expense of $2.0 million and $1.7 million, respectively.

Allocation of Our Allowance for Loan Losses

While no portion of our allowance for loan losses is in any way restricted to any individual loan or group of loans and the entire allowance is available to absorb losses from any and all loans, the following table represents management’s allocation of our allowance for loan losses to specific loan categories for the periods indicated.

ALLOCATION OF ALLOWANCE FOR LOAN LOSSES

	As of December 31,
	2018		2017
	Amount	Percent of Allowance in each Category to Total Allowance	Amount	Percent of Allowance in each Category to Total Allowance
Residential real estate	$1,579	24.0%	$1,167	23.9%
Commercial real estate	1,961	29.8%	1,604	32.9%
Construction and land development	942	14.3%	606	12.4%
Home equity lines of credit	394	6.0%	333	6.8%
Commercial	1,375	20.9%	954	19.5%
Consumer	326	5.0%	217	4.5%
Total	$6,577	100.0%	$4,881	100.0%

Nonperforming Assets

The following table presents our nonperforming assets for the dates indicated.

NONPERFORMING ASSETS

	December 31,
	2018	2017
Nonaccrual loans	$2,740	$2,586
Accruing loans past due 90 days or more	19	421
Total nonperforming loans	2,759	3,007
Foreclosed assets	496	1,546
Total nonperforming assets	$3,255	$4,553
Allowance for loan losses to period end loans	0.92%	0.89%
Allowance for loan losses to period end nonperforming loans	238.38%	162.32%
Net charge-offs to average loans (annualized)	0.04%	0.17%
Nonperforming assets to period end loans and foreclosed property	0.46%	0.83%
Nonperforming loans to period end loans	0.39%	0.55%
Nonperforming assets to total assets	0.30%	0.55%
Period end loans	711,262	547,121
Period end total assets	1,070,464	823,292
Allowance for loan losses	6,577	4,881
Average loans for the period	619,238	517,822
Net charge-offs for the period	264	866
Period end loans plus foreclosed property	711,758	548,667

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

Total nonperforming assets decreased $1.4 million to $3.2 million at December 31, 2018, from $4.6 million at December 31, 2017. Total nonperforming assets as a percentage of total assets decreased 0.25% from 0.55% at December 31, 2017 to 0.30% at December 31, 2018. Improving asset quality has been and will continue to be a primary focus of management.

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

The following table details the composition of our deposit portfolio as of the dates indicated.

COMPOSITION OF DEPOSITS

	December 31, 2018		December 31, 2017
		Percent of		Percent of
	Amount	Total	Amount	Total
Demand deposits, noninterest-bearing	$241,274	26.8%	$185,171	26.5%
Demand deposits, interest-bearing	239,463	26.6%	195,792	28.0%
Money market accounts	200,143	22.3%	153,732	22.0%
Savings deposits	55,733	6.2%	29,441	4.2%
Time certificates of $250 or more	47,251	5.3%	37,045	5.3%
Other time certificates	114,843	12.8%	98,680	14.0%
Totals	$898,707	100.0%	$699,861	100.0%

Total deposits were $898.7 million at December 31, 2018, an increase of $198.8 million, or 28.4%, from $699.9 at December 31, 2017. Noninterest-bearing demand deposits and interest-bearing demand deposits increased a combined total of $99.8 million, or 26.2% from December 31, 2017 to December 31, 2018. These two categories of deposits are our least expensive source of funding for interest-earning assets.

The following table details the maturities of our time deposits which consist entirely of certificates of deposit.

MATURITIES OF CERTIFICATES OF DEPOSIT

		CDs	CDs
		$100	Less Than
	All CDs	or more	$100
Three months or less	$35,437	$16,122	$19,315
Greater than three months through six months	30,173	13,100	17,073
Greater than six months through one year	52,292	19,039	33,253
Greater than one year through three years	31,774	10,215	21,559
Greater than three years	12,418	3,281	9,137
Total	$162,094	$61,757	$100,337

Deposit growth has benefited to a large extent from uncertainty in the financial markets, which has increased the liquidity of many banks as consumers and businesses look for safe places for liquidity, thereby increasing bank deposits.

Other Funding Sources

We supplement our deposit funding with wholesale funding when needed for balance sheet planning or when the terms are attractive and will not disrupt our offering rates in our markets. A source that we have used for wholesale funding is the Federal Home Loan Bank of Atlanta (“FHLB”). At December 31, 2018 and 2017 the Bank had $20 million and $10 million, respectively, of borrowings outstanding with FHLB.

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

Cash and cash equivalents at December 31, 2018 and 2017 were $47.5 million and $15.6 million, respectively. Based on the recorded cash and cash equivalents, our liquidity resources were sufficient at December 31, 2018 to fund loans and meet other cash needs as necessary.

Contractual Obligations

While our liquidity monitoring and management considers both present and future demands for and sources of liquidity, the following table of contractual commitments focuses only on future obligations.

		Due after 1	Due after 3
	Due in 1	through	through	Due after
	year or less	3 years	5 years	5 years	Total
Federal Home Loan Bank advances	$20,000	$-	$-	$-	$20,000
Note payable	3,165	7,008	7,895	8,895	26,963
Certificates of deposit of less than $100	69,641	21,559	9,137	-	100,337
Certificates of deposit of $100 or more	48,261	10,215	3,281	-	61,757
Securities sold under agreements to repurchase	7,975	-	-	-	7,975
Operating leases	609	1,128	1,056	833	3,626
Total contractual obligations	$149,651	$39,910	$21,369	$9,728	$220,658

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

Our off-balance sheet arrangements are summarized in the following table for the periods indicated.

CREDIT EXTENSION COMMITMENTS

	December 31, 2018	December 31, 2017
Commitments to extend credit	$146,462	$142,878
Stand-by and performance letters of credit	5,412	2,268
Total	$151,874	$145,146

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

The following table illustrates our interest rate sensitivity at December 31, 2018, assuming that the relevant assets and liabilities are collected and paid, respectively, based upon historical experience rather than their stated maturities.

INTEREST SENSITIVITY ANALYSIS

	0-1 Mos	1-3 Mos	3-12 Mos	1-2 Yrs	2-3 Yrs	>3 Yrs	Total
Interest earning assets
Loans	$138,958	$39,548	$139,683	$128,191	$87,624	$177,258	$711,262
Securities	5,266	8,359	25,984	24,772	28,134	136,115	228,630
Certificates of deposit in banks	-	249	975	1,229	978	2,735	6,166
Cash balances in banks	32,253	-	-	-	-	-	32,253
Federal funds sold	1,420	-	-	-	-	-	1,420
Total interest earning assets	$177,897	$48,156	$166,642	$154,192	$116,736	$316,108	$979,731
Interest bearing liabilities
Interest bearing transaction accounts	$98,181	$4,789	$21,552	$28,735	$28,735	$57,471	$239,463
Savings and money market accounts	139,140	4,666	21,000	28,000	28,000	35,070	255,876
Time deposits	9,335	27,375	81,857	17,743	13,388	12,396	162,094
Securities sold under agreements to repurchase	7,975	-	-	-	-	-	7,975
Federal Home Loan Bank Advances	20,000	-	-	-	-	-	20,000
Note payable	782	-	2,420	3,400	3,608	16,753	26,963
Total interest bearing liabilities	$275,413	$36,830	$126,829	$77,878	$73,731	$121,690	$712,371
Interest sensitive gap
Period gap	$(97,516)	$11,326	$39,813	$76,314	$43,005	$194,418	$267,360
Cumulative gap	$(97,516)	$(86,190)	$(46,377)	$29,937	$72,942	$267,360
Cumulative gap - Rate Sensitive Assets/ Rate
Sensitive Liabilities	(10.0)%	(8.8)%	(4.7)%	3.1%	7.4%	27.3%

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

MARKET RISK

	Impact on net interest income
	As of December 31, 2018	As of December 31, 2017
Change in prevailing rates:
+ 400 basis points	(4.94)%	(1.37)%
+ 300 basis points	(3.49)%	(0.53)%
+ 200 basis points	(2.10)%	(0.02)%
+ 100 basis points	(0.85)%	0.30%
+ 0 basis points	-	-
- 100 basis points	(0.08)%	(4.51)%
- 200 basis points	(4.43)%	(10.54)%
- 300 basis points	(7.25)%	(12.82)%
- 400 basis points	(8.38)%	(13.80)%

Capital Resources

Total stockholders’ equity at December 31, 2018 was $110.1 million, or 10.3% of total assets. At December 31, 2017, total stockholders’ equity was $89.0 million, or 10.8% of total assets. The increase in shareholders’ equity for 2018 was mainly attributable to the PSB merger and net income of $8.5 million.

The bank regulatory agencies have established risk-based capital requirements for banks. These guidelines are intended to provide an additional measure of a bank’s capital adequacy by assigning weighted levels of risk to asset categories. Banks are also required to systematically maintain capital against “off-balance sheet” activities such as loans sold with recourse, loan commitments, guarantees, and standby letters of credit. These guidelines are intended to strengthen the quality of capital by increasing the emphasis on common equity and restricting the amount of loan loss reserves and other forms of equity, such as preferred stock, that may be included in capital. Certain items, such as goodwill and other intangible assets, are deducted from total capital in arriving at the various regulatory capital measures such as Tier 1 capital and total risk based capital. Our objective is to maintain the Bank’s current status as a “well-capitalized institution,” as that term is defined by the Bank’s regulators. As of December 31, 2018, RB&T was “well-capitalized” under the regulatory framework for prompt corrective action.

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

The following table presents the Bank’s capital amounts and ratios with the required minimum levels for capital adequacy purposes including the phase in of the capital conservation buffer under Basel III and minimum levels to be well capitalized (as defined) under the regulatory prompt corrective action regulations.  The following table contains selected capital ratios at December 31, 2018 and 2017 for the Bank.

CAPITAL ADEQUACY ANALYSIS

As of December 31, 2018:	Actual		Required For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (To Risk-Weighted Assets)	$115,721	14.253%	$80,174	>= 9.875%	$81,189	>= 10.000%
Common Equity Tier 1 Capital (To Risk- weighted Assets)	109,144	13.443%	51,758	>= 6.375%	52,773	>= 6.500%
Tier 1 Capital (To Risk-Weighted Assets)	109,144	13.443%	63,936	>= 7.875%	64,951	>= 8.000%
Tier 1 Capital (To Average Assets)	109,144	14.006%	31,172	>= 4.000%	38,965	>= 5.000%

As of December 31, 2017:	Actual		Required For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (To Risk-Weighted Assets)	$89,604	14.325%	$57,859	>= 9.250%	$62,551	>= 10.00%
Common Equity Tier 1 Capital (To Risk- weighted Assets)	84,724	13.545%	35,967	>= 5.750%	40,658	>= 6.50%
Tier 1 Capital (To Risk-Weighted Assets)	84,724	13.545%	45,349	>= 7.250%	50,040	>= 8.00%
Tier 1 Capital (To Average Assets)	84,724	10.429%	32,497	>= 4.000%	40,621	>= 5.00%

The Bank’s Total Capital ratio and Tier 1 Capital (To Risk-weighted Assets) ratio decreased from year-end 2017 to year-end 2018 as a result of the PSB merger, but the ratios remain well above the levels for the Bank to be deemed well-capitalized.

Banking regulations limit the amount of dividends that a bank may pay without approval of the regulatory authorities. These restrictions are based on the bank’s level of regulatory classified assets, prior years’ net earnings and ratio of equity capital to assets. As of December 31, 2018, the maximum amount of dividend the Bank could declare payable to the Company was approximately $14.0 million.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.  However, see Item 8 “Interest Sensitivity and Market Risk”

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

River Financial Corporation and Subsidiary

Prattville, Alabama

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial condition of River Financial Corporation and Subsidiary (the Company) as of December 31, 2018 and 2017, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2018, and the related notes (collectively referred to as the financial statements).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

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

Birmingham, Alabama

March 19, 2019

RIVER FINANCIAL CORPORATION

Consolidated Statements of Financial Condition

(in thousands except share data)

Assets	December 31, 2018	December 31, 2017
Cash and due from banks	$13,834	$14,669
Interest-bearing deposits in banks	32,253	889
Federal funds sold	1,420	-
Cash and cash equivalents	47,507	15,558
Certificates of deposit in banks	6,166	5,214
Securities available-for-sale	228,630	193,289
Loans held for sale	2,619	3,858
Loans, net of unearned income	711,262	547,121
Less allowance for loan losses	(6,577)	(4,881)
Net loans	704,685	542,240
Premises and equipment, net	26,827	21,809
Accrued interest receivable	3,260	2,499
Bank owned life insurance	20,563	19,991
Foreclosed assets	496	1,546
Deferred income taxes	1,181	1,977
Core deposit intangible	5,583	1,560
Goodwill	18,293	10,050
Other assets	4,654	3,701
Total assets	$1,070,464	$823,292
Liabilities and Stockholders' Equity
Noninterest-bearing deposits	$241,274	$185,171
Interest-bearing deposits	657,433	514,690
Total deposits	898,707	699,861
Securities sold under agreements to repurchase	7,975	13,865
Federal Home Loan Bank advances	20,000	10,000
Federal funds purchased	-	1,153
Note payable	26,963	5,357
Accrued interest payable and other liabilities	5,343	3,107
Total liabilities	958,988	733,343
Common stock related to 401(k) Employee Stock Ownership Plan	1,343	950
Stockholders' Equity
Common stock ($1 par value; 10,000,000 shares authorized; 5,692,123 and 5,113,951 shares issued; 5,687,914 and 5,098,068 shares outstanding, respectively)	5,692	5,114
Additional paid in capital	79,604	64,935
Retained earnings	29,460	22,388
Accumulated other comprehensive loss	(3,167)	(2,116)
Treasury stock at cost (4,209 and 15,883 shares, respectively)	(113)	(372)
Common stock related to 401(k) Employee Stock Ownership Plan	(1,343)	(950)
Total stockholders' equity	110,133	88,999
Total equity	111,476	89,949
Total liabilities and stockholders' equity	$1,070,464	$823,292

The accompanying notes are an integral part of these financial statements.

RIVER FINANCIAL CORPORATION

Consolidated Statements of Income

(in thousands except per share data)

	For the Years Ended
	December 31,
	2018	2017
Interest income:
Loans, including fees	$32,812	$27,891
Taxable securities	2,734	2,938
Nontaxable securities	853	1,130
Federal funds sold	11	-
Other interest income	275	211
Total interest income	36,685	32,170
Interest expense:
Deposits	3,650	2,229
Securities sold under agreements to repurchase	38	28
Federal Home Loan Bank advances	490	101
Federal funds purchased	18	13
Note payable	485	249
Total interest expense	4,681	2,620
Net interest income	32,004	29,550
Provision for loan losses	1,960	1,740
Net interest income after provision for loan losses	30,044	27,810
Noninterest income:
Service charges and fees	3,465	2,949
Investment brokerage revenue	136	58
Mortgage operations	2,293	1,895
Bank owned life insurance income	569	1,086
Net gain (loss) on sale of investment securities	(48)	5
Other noninterest income	426	316
Total noninterest income	6,841	6,309
Noninterest expense:
Salaries and employee benefits	14,016	12,097
Occupancy expenses	1,534	1,399
Equipment rentals, depreciation, and maintenance	916	841
Telephone and communications	274	261
Advertising and business development	658	625
Data processing	3,527	1,689
Foreclosed assets, net	200	163
Federal deposit insurance and other regulatory assessments	342	333
Legal and other professional services	798	505
Other operating expense	3,731	3,392
Total noninterest expense	25,996	21,305
Income before income taxes	10,889	12,814
Provision for income taxes	2,383	4,519
Net income	$8,506	$8,295
Basic net earnings per common share	$1.63	$1.63
Diluted net earnings per common share	$1.60	$1.60

The accompanying notes are an integral part of these financial statements.

RIVER FINANCIAL CORPORATION

Consolidated Statements of Comprehensive Income

(in thousands)

	For the Years Ended
	December 31,
	2018	2017
Net income	$8,506	$8,295
Other comprehensive income (loss), net of tax:
Investment securities available-for-sale:
Net unrealized gains (losses)	(1,452)	592
Income tax effect	365	(219)
Reclassification adjustments for net (gains) losses realized in net income	48	(5)
Income tax effect	(12)	2
Other comprehensive income (loss)	(1,051)	370
Comprehensive income	$7,455	$8,665

The accompanying notes are an integral part of these financial statements.

RIVER FINANCIAL CORPORATION

Consolidated Statements of Changes in Stockholders' Equity

(in thousands except share and per share data)

	Common Stock	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Common Stock Related to ESOP	Total Stockholders' Equity
Balance at December 31, 2016	$5,091	$64,656	$15,032	$(2,153)	$(176)	$(623)	$81,827
Net income	-	-	8,295	-	-	-	8,295
Other comprehensive income	-	-	-	370	-	-	370
Exercise of stock options and warrants (25,096 shares)	19	136	-	-	108	-	263
Issuance of common stock (4,204 shares)	4	81	-	-	-	-	85
Purchase of treasury shares (25,056 shares)	-	-	-	-	(579)	-	(579)
Sale of treasury shares (12,967 shares)	-	6	-	-	275	-	281
Remeasurement of deferred income taxes reclassified to retained earnings	-	-	333	(333)	-	-	-
Dividends declared ($0.25 per share)	-	-	(1,272)	-	-	-	(1,272)
Stock compensation expense	-	56	-	-	-	-	56
Change for KSOP related shares	-	-	-	-	-	(327)	(327)
Balance at December 31, 2017	5,114	64,935	22,388	(2,116)	(372)	(950)	88,999
Net income	-	-	8,506	-	-	-	8,506
Other comprehensive loss	-	-	-	(1,051)	-	-	(1,051)
Shares exchanged with Peoples Southern Bank shareholders (222,360 shares)	223	5,782	-	-	-	-	6,005
Exercise of stock options and warrants (28,450 shares)	28	289	-	-	-	-	317
Issuance of common stock (327,362 shares)	327	8,505	-	-	-	-	8,832
Purchase of treasury shares (5,544 shares)	-	-	-	-	(146)	-	(146)
Sale of treasury shares (17,218 shares)	-	25	-	-	405	-	430
Dividends declared ($0.27 per share)	-	-	(1,434)	-	-	-	(1,434)
Stock compensation expense	-	68	-	-	-	-	68
Change for KSOP related shares	-	-	-	-	-	(393)	(393)
Balance at December 31, 2018	$5,692	$79,604	$29,460	$(3,167)	$(113)	$(1,343)	$110,133

The accompanying notes are an integral part of these financial statements.

RIVER FINANCIAL CORPORATION

Consolidated Statements of Cash Flows

(in thousands)

	For the Years Ended December 31,
	2018	2017
Cash Flows From (Used For) Operating Activities:
Net Income	$8,506	$8,295
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,960	1,740
Provision for losses on foreclosed assets	120	145
Amortization of securities available-for-sale	1,676	2,325
Accretion of securities available-for-sale	(143)	(32)
Accretion of acquired loans	(1,241)	(2,334)
Realized net (gain) loss on securities available-for-sale	48	(5)
Amortization of deferred loan fees	(1,068)	(1,054)
Amortization of core deposit intangible	627	559
Stock compensation expense	68	56
Bank owned life insurance income	(569)	(1,086)
Depreciation and amortization of premises and equipment	1,055	946
(Gain) loss on sale of foreclosed assets	20	(72)
Deferred income tax expense	(684)	1,159
(Increase) decrease in operating assets and (decrease) increase in operating liabilities:
Loans held-for-sale	1,239	3,876
Accrued interest receivable	120	(123)
Other assets	60	52
Accrued interest payable and other liabilities	749	(487)
Net cash from operating activities	12,543	13,960
Cash Flows From (Used For) Investing Activities:
Maturities of certificate of deposit	1,494	498
Sales of certificate of deposit	1,940
Purchases of certificate of deposit	(984)	(249)
Activity in securities available-for-sale:
Sales	59,907	13,251
Maturities, payments, calls	30,419	28,225
Purchases	(27,697)	(53,105)
Loan principal originations, net	(107,195)	(30,816)
Net cash received in acquisition	22,227	-
Proceeds from sale of foreclosed assets	1,228	2,190
Payment to PSB shareholders	(24,497)	-
Purchases of premises and equipment	(767)	(1,285)
Sale (purchases) of restricted equity securities, net	(682)	(509)
Proceeds from bank owned life insurance	-	1,260
Purchase of bank owned life insurance	-	(5,000)
Net cash used for investing activities	(44,607)	(45,540)
Cash Flows From (Used For) Financing Activities:
Net increase (decrease) in deposits	31,451	(5,052)
Net increase (decrease) in securities sold under agreements to repurchase	(5,890)	831
Proceeds from Federal Home Loan Bank advances	110,000	50,000
Repayment of Federal Home Loan Bank advances	(100,000)	(40,000)
Proceeds from issuance of note payable	27,000	-
Repayment of note payable	(5,394)	(1,071)
Federal funds purchased	(1,153)	1,153
Proceeds from issuance of common stock	8,832	85
Proceeds from exercise of common stock options and warrants	317	263
Purchase of treasury stock	(146)	(579)
Sale of treasury stock	430	281
Cash dividends	(1,434)	(1,272)
Net cash from financing activities	64,013	4,639
Net Change In Cash And Cash Equivalents	31,949	(26,941)
Cash and Cash Equivalents At Beginning Of Period	15,558	42,499
Cash and Cash Equivalents At End Of Period	$47,507	$15,558

Supplemental Disclosures Of Cash Flows Information:
Cash Payments For:
Interest paid to depositors	$3,596	$2,243
Interest paid on borrowings	$727	$372
Income taxes	$3,058	$3,830
Non-cash investing and financing activities:
Assets acquired in merger	$199,380	$-
Liabilities assumed in merger	$168,880	$-
Transfer of loans to foreclosed assets	$318	$2,658

The accompanying notes are an integral part of these financial statements.

RIVER FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

(1) Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of River Financial Corporation (the “Company”) and its wholly-owned banking subsidiary, River Bank and Trust (“RB&T”, the “Bank”). All material intercompany accounts and transactions have been eliminated in consolidation.  The Bank provides a full range of commercial and consumer banking services in Alabama, including metropolitan Montgomery, Lee County, Autauga County, Elmore County, Tallapoosa County, Chilton County, Mobile County, Baldwin County, and Etowah County in Alabama. RB&T is primarily regulated by the Federal Deposit Insurance Corporation (“FDIC”) and the Alabama Banking Department. The Bank undergoes periodic examinations by these regulatory agencies. The Company is regulated by the Federal Reserve Bank (“FRB”) and is also subject to periodic examinations.

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

Cash and Cash Equivalents

Cash equivalents include amounts due from banks, interest-bearing deposits with the Federal Reserve Bank of Atlanta (“FRB”), Federal Home Loan Bank (“FHLB”), correspondent banks, and federal funds sold. Generally, federal funds are sold for one-day periods. The Company is required to maintain average reserve balances with the FRB or in cash. At December 31, 2018 and 2017, the Company’s reserve requirements were approximately $2.39 million and $2.43 million, respectively.

Investment Securities

The Company classifies its securities in one of three categories: trading, available-for-sale, or held-to-maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held-to-maturity securities are those securities that the Company has the ability and intent to hold until maturity. All securities not included in trading or held-to- maturity are classified as available-for-sale. At December 31, 2018 and 2017, all securities are classified as available-for-sale.

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

Management evaluates investment securities for other-than-temporary impairment on a quarterly basis. A decline in the market value of any investment below cost that is deemed other- than-temporary is charged to earnings for the decline in value deemed to be credit related and a new cost basis in the security is established. The decline in value attributed to non-credit related factors is recognized in other comprehensive income (loss).

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

Concentrations of Credit Risk

The Company originates primarily commercial, commercial real estate, residential real estate, and consumer loans to customers in its primary market areas in Alabama listed above.  The ability of the majority of the Company’s customers to honor their contractual loan obligations is dependent on the economy in these areas.  Seventy-seven percent of the Company’s loan portfolio is secured by real estate, of which the majority is secured by real estate in the Company’s market areas.  The Company, according to regulatory restrictions, may not generally extend credit to any single borrower or group of related borrowers on a secured basis in excess of 20% of capital, as defined, or $22.1 million, or on an unsecured basis in excess of 10% of capital, as defined, or $11 million.  However, the Company has established internal policies that may further limit the extension of credit to any single borrower or group of related borrowers depending on their credit worthiness.

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

Mortgage Loans Held-for-Sale

Mortgage loans held-for-sale are carried at the lower of aggregate cost or estimated market value. Gains and losses on loans held-for-sale are included in the determination of income for the period in which the sales occur. At December 31, 2018 and 2017, the cost of loans held-for-sale approximates the market value.

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

Accumulated Other Comprehensive Income

At December 31, 2018 and 2017, accumulated other comprehensive income (loss) consisted of net unrealized gains (losses) on investment securities available-for-sale.

Revenue Recognition

Accounting Standards Codification ("ASC") 606, Revenue from Contracts with Customers ("ASC 606"), establishes principles for reporting information about the nature, amount, timing and uncertainty of revenue and cash flows arising from the entity's contracts to provide goods or services to customers. The core principle requires an entity to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration that it expects to be entitled to receive in exchange for those goods or services recognized as performance obligations are satisfied.

The majority of the Company’s revenue-generating transactions are not subject to ASC 606, including revenue generated from financial instruments, such as our loans, letters of credit, and investment securities, and revenue related to the sale of residential mortgages in the secondary market, as these activities are subject to other GAAP discussed elsewhere within our disclosures.  The Company recognizes revenue from these activities as it is earned based on contractual terms, as transactions occur, or as services are provided and collectability is reasonably assured.  Descriptions of the major revenue-generating activities that are within the scope of ASC 606, which are presented in the accompanying statements of income as components of non-interest income are as follows:

Service Charges and Fees - these represent general service fees for monthly account maintenance and activity or transaction-based fees and consist of transaction-based revenue, time-based revenue (service period), item-based revenue or some other individual attribute-based revenue.  Revenue is recognized when the Company’s performance obligation is completed which is generally monthly for account maintenance services or when a transaction has been completed.  Payment for such performance obligations are generally received at the time the performance obligations are satisfied.

Investment Brokerage Revenue - retail brokerage fees are received from a third party broker-dealer, for which the Company acts as an agent, as part of a revenue-sharing agreement for fees earned from customers that are referred to the third party.  These fees are for transactional and advisory services and are paid by the third party on a monthly or quarterly basis and recognized ratably throughout the quarter as the Company’s performance obligation is satisfied.

Bank Card Fees – bank card related fees primarily includes interchange income from client use of consumer and business debit cards.  Interchange income is a fee paid by a merchant bank to the card-issuing bank through the interchange network.  Interchange fees are set by the credit card associations and are based on cardholder purchase volumes.  The Company records interchange income as transactions occur.  This income is included in other noninterest income on the consolidated statements of income.

Gains and Losses from the Sale of Bank Owned Property – the performance obligation in the sale of other real estate owned typically will be the delivery of control over the property to the buyer.  If the Company is not providing the financing of the sale, the transaction price is typically identified in the purchase and sale agreement.  However, if the Company provides seller financing, the Company must determine a transaction price, depending on if the sale contract is at market terms and taking into account the credit risk inherent in the arrangement.

Other non-interest income primarily includes items such as mortgage banking fees (gains from the sale of residential mortgage loans held for sale), bank-owned life insurance, and safe deposit box fees none of which are subject to the requirements of ASC 606.

The Company has made no significant judgments in applying the revenue guidance prescribed in ASC 606 that affects the determination of the amount and timing of revenue from the above-described contracts with clients.

The Company has applied ASC 606 using the modified retrospective approach effective on January 1, 2018 to all existing contracts with clients covered under the scope of the standard.  The Company did not have an aggregate effect of modification resulting from adoption of ASC 606, and no financial statement line items were affected by this change in accounting standard.

Net Earnings per Common Share

Basic earnings per common share are computed by dividing net income by the weighted-average number of shares of common stock outstanding during the year. Diluted earnings per common share are computed by dividing net income by the effect of the issuance of potential common shares that are dilutive and by the sum of the weighted-average number of shares of common stock outstanding. Anti-dilutive potential common shares are excluded from the diluted earnings per share computation. At December 31, 2018 and 2017, there were no antidilutive potential common shares.

The reconciliation of the components of basic and diluted earnings per share is as follows (amounts in thousands, except per share amounts):

	For the Year Ended December 31,
	2018	2017
Net income available to common shareholders	$8,506	$8,295
Weighted average common shares outstanding	5,217,348	5,095,305
Dilutive effect of stock options	93,726	84,797
Diluted common shares	5,311,074	5,180,102
Basic earnings per common share	$1.63	$1.63
Diluted earnings per common share	$1.60	$1.60

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

Reclassifications

Certain 2017 amounts have been reclassified to conform to the presentation used in 2018. These reclassifications had no material effect on the operations, financial condition or cash flows of the Company.

Advertising

Advertising costs are expensed as incurred.

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842).  This will require lessees to recognize assets and liabilities that arise from leases on the balance sheet.  A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right of use asset representing its right to use the underlying asset for lease term.  The new guidance is effective for annual and interim reporting periods beginning after December 15, 2018.  The amendment should be applied at the beginning of the earliest period presented using a modified retrospective approach with earlier application permitted as of the beginning of an interim or annual reporting period.  We conducted a review of our existing lease contracts and recorded a gross-up of our balance sheet of approximately $2.2 million as a result of recognizing lease liabilities and corresponding right of use assets for operating leases upon adoption as of January 1, 2019.  The adoption of this guidance will not result in material changes to the recognition of operating lease expense.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326):  Measurement of Credit Losses on Financial Instruments. The new guidance will apply to most financial assets measured at amortized cost and certain other instruments including loans, debt securities held to maturity, net investments in leases and off-balance-sheet credit exposures. The guidance will replace the current incurred loss accounting model that delays recognition of a loss until it is probable a loss has been incurred with an expected loss model that reflects expected credit losses based upon a broader range of estimates including consideration of past events, current conditions and supportable forecasts. The guidance also eliminates the current accounting model for purchased credit impaired loans and debt securities. For securities available for sale, credit losses are to be recognized as allowances rather than reductions in the amortized cost of the securities, which will require re-measurement of the related allowance at each reporting period. The guidance includes enhanced disclosure requirements intended to help financial statement users better understand estimates and judgments used in estimating credit losses. The guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Our implementation efforts continued throughout 2018, assessing credit loss forecasting models and processes against the new guidance. In the first quarter of 2019 we will begin running the expected loss model along with our current model. While we continue to evaluate the impact the new guidance will have on our financial position and results of operations, we currently expect the new guidance may result in an increase to our allowance for credit losses given the change to estimated losses over the contractual life of the loan portfolio. The amount of any change to our allowance is still under review and will depend, in part, upon the composition of our loan portfolio at the adoption date as well as economic conditions and loss forecasts at that date.

In January 2017, FASB issued ASU 2017-04, “Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.”  ASU 2017-04 simplifies the manner in which an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test.  Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit's goodwill with the carrying amount of that goodwill.  In computing the implied fair value of goodwill under Step 2, an entity, prior to the amendments in ASU 2017-04, had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities, including unrecognized assets and liabilities, in accordance with the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination.  However, under the amendments in ASU 2017-04, an entity should (1) perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount, and (2) recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value, with the understanding that the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit.  Additionally, ASU 2017-04 removes the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails such qualitative test, to perform Step 2 of the goodwill impairment test.  ASU 2017-04 is effective prospectively for annual, or any interim, goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted.  The Company adopted ASU 2017-04 in 2017 and based on the Company’s annual goodwill impairment test performed as of December 31, 2017 and 2018 under ASU 2017-04, the fair value of its reporting units exceeded the carrying value and, therefore, the related goodwill was not impaired.

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

(2) Business Combination

On October 31, 2018, the Company completed its merger with PSB Bancshares, Inc. (“PSB”), a bank holding company headquartered in Clanton, Alabama. At that time, PSB’s wholly-owned banking subsidiary, Peoples Southern Bank was merged with and into RB&T. Peoples Southern Bank had a total of three banking locations located in Clanton, and Thorsby, Alabama. Upon consummation of the acquisition, PSB was merged with and into the Company, with the Company as the surviving entity in the merger. PSB’s common shareholders received sixty (60) shares of the Company’s common stock and $6,610.00 in cash in exchange for each share of PSB’s common stock. The Company paid cash totaling $24.5 million and issued 222,360 shares of the Company’s common stock. The aggregate estimated value of the consideration given was approximately $30.5 million. The Company recorded $8.2 million of goodwill, which is nondeductible for tax purposes, as this acquisition was a nontaxable transaction. Merger expenses of approximately $1.84 million were charged directly to other noninterest expenses.

The acquisition of PSB was accounted for using the acquisition method of accounting in accordance with ASC 805, Business Combinations. Assets acquired, liabilities assumed and consideration exchanged were recorded at their respective acquisition date fair values. Determining the fair value of assets and liabilities is a complicated process involving significant judgment regarding methods and assumptions used to calculate estimated fair values. Fair values are preliminary and are subject to refinement for up to one year after the closing date of the acquisition as additional information regarding the closing date fair values becomes available.

The following table presents the assets acquired and liabilities assumed of PSB as of October 31, 2018, at their fair value estimates (amounts in thousands, except per share data):

	As Recorded By Peoples Southern Bank	Fair Value Adjustments		As Recorded By the Company
Cash and cash equivalents	$22,227	$-		$22,227
Bank owned certificates of deposit	3,449	(34)	(a)	3,415
Investment securities	100,887	55	(b)	100,942
Loans, net of unearned income	55,934	(715)	(c)	55,219
Allowance for loan losses	(1,005)	1,005	(d)	-
Net loans	54,929	290		55,219
Premises and equipment, net	1,562	3,744	(e)	5,306
Deferred income taxes, net	215	(2,048)	(f)	(1,833)
Core deposit intangible	-	4,650	(g)	4,650
Other assets	1,211	-		1,211
Total assets	$184,480	$6,657		$191,137
Noninterest-bearing deposits	$112,524	$-		$112,524
Interest-bearing deposits	54,902	(30)	(h)	54,872
Total deposits	167,426	(30)		167,396
Other liabilities	1,317	167	(i)	1,484
Total liabilities	168,743	137		168,880
Net identifiable assets acquired over liabilities assumed	15,737	6,520		22,257
Goodwill	-	8,243		8,243
Net assets acquired over liabilities assumed	$15,737	$14,763		$30,500

(a)	Adjustment reflects the fair value adjustment of the certificates of deposit in banks at acquisition date.
(b)	Adjustment reflects the fair value adjustment of the available-for-sale portfolio at acquisition date.
(c)	Adjustment reflects the fair value adjustment of the acquired loan portfolio at the acquisition date.
(d)	Adjustment reflects the elimination of PSB's allowance for loan losses.
(e)	Adjustment reflects the fair value adjustment on PSB's offices.
(f)	Adjustment reflects the recording of the net deferred tax asset (liability) created by the purchase adjustments.
(g)	Adjustment reflects the recording of the core deposit intangible asset.
(h)	Adjustment reflects the fair value adjustment of the time deposits at acquisition date.
(i)	Adjustment reflects the fair value adjustment for other liabilities.

Consideration:
Number of shares of PSB common stock outstanding at October 31, 2018	3,706
Per share exchange ratio	60
Number of shares of RFC common stock issued	222,360
RFC common stock price per share on October 31, 2018	$27
Fair value of RFC common stock issued	$6,003

Number of shares of PSB common stock outstanding at October 31, 2018	3,706
Cash consideration each PSB share is entitled to receive	$6,610
Total cash consideration (in thousands)	$24,497

Total stock consideration (in thousands)	$6,003
Total cash consideration (in thousands)	24,497
Total purchase price for PSB (in thousands)	$30,500

The discounts on loans will be accreted to interest income over the life of the loans using the level yield method. The core deposit intangible asset will be amortized over a ten year life on an accelerated basis.

The following unaudited supplemental pro forma information is presented to show estimated results assuming PSB was acquired as of the beginning of the earliest period presented. These unaudited pro forma results are not necessarily indicative of the operating results the Company would have achieved had it completed the acquisition as of January 1, 2017 and should not be considered as representative of future operating results (amounts in thousands).

For The Year Ended
December 31,
2017
Net interest income - pro forma (unaudited)	$34,521
Net earnings - pro forma (unaudited)	$9,219
Diluted earnings per common share - pro forma (unaudited)	$1.71

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

Loans at the acquisition date are presented in the following table at fair value (amounts in thousands).

	Acquired Impaired Loans	Acquired Performing Loans	Total Acquired Loans
Residential real estate	$342	$19,092	$19,434
Commercial real estate	463	13,521	13,984
Construction and land development	158	4,140	4,298
Commercial	2	11,194	11,196
Consumer	95	6,212	6,307
Total loans	$1,060	$54,159	$55,219

Loans at the acquisition date are presented in the following table at the gross contractual amount receivable (amounts in thousands).

	Acquired Impaired Loans	Acquired Performing Loans	Total Acquired Loans
Residential real estate	$388	$19,122	$19,510
Commercial real estate	669	13,656	14,325
Construction and land development	202	4,172	4,374
Commercial	2	11,339	11,341
Consumer	99	6,285	6,384
Total loans	$1,360	$54,574	$55,934

There was a total of $62 thousand accreted to income from the acquired loan portfolio for the year ended December 31, 2018.

(3) Investment Securities

Investment securities available-for-sale at December 31, 2018 and 2017 are as follows (amounts in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2018:
Securities available-for-sale:
Residential mortgage-backed	$108,915	$45	$(4,027)	$104,933
U.S. govt. sponsored enterprises	63,833	367	(278)	63,922
State, county, and municipal	57,417	219	(476)	57,160
Corporate debt obligations	2,670	7	(62)	2,615
Totals	$232,835	$638	$(4,843)	$228,630

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2017:
Securities available-for-sale:
Residential mortgage-backed	$125,768	$23	$(2,819)	$122,972
U.S. govt. sponsored enterprises	13,176	8	(185)	12,999
State, county, and municipal	55,339	511	(349)	55,501
Corporate debt obligations	1,831	11	(25)	1,817
Totals	$196,114	$553	$(3,378)	$193,289

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

Details concerning investment securities with unrealized losses as of December 31, 2018 and 2017 are as follows (amounts in thousands):

	Less Than 12 Months		More Than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2018:
Securities available-for-sale:
Residential mortgage-backed	$6,003	$27	$88,502	$4,000	$94,505	$4,027
U.S. govt. sponsored enterprises	9,786	13	8,116	265	17,902	278
State, county & municipal	19,043	149	13,880	327	32,923	476
Corporate debt obligations	516	3	332	59	848	62
Totals	$35,348	$192	$110,830	$4,651	$146,178	$4,843
December 31, 2017:
Securities available-for-sale:
Residential mortgage-backed	$43,811	$445	$75,046	$2,374	$118,857	$2,819
U.S. govt. sponsored enterprises	8,630	60	3,698	125	12,328	185
State, county & municipal	14,535	130	14,559	219	29,094	349
Corporate debt obligations	1,000	-	355	25	1,355	25
Totals	$67,976	$635	$93,658	$2,743	$161,634	$3,378

At December 31, 2018, one hundred fifty-five out of three hundred one securities were in a loss position due primarily to changing interest rates. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysts’ reports. As management had the ability and intent to hold debt securities until maturity, no declines were deemed to be other than temporary as of December 31, 2018 and 2017.

The proceeds and gross gains and gross losses from sales of securities available-for-sale for the years ended December 31, 2018 and 2017 are as follows (in thousands):

	Year ended December 31:
	2018	2017
Realized Gains (Losses)-Securities Sales:
Gross gains	$381	$63
Gross losses	(429)	(58)
Investment securities gains (losses), net	$(48)	$5
Proceeds from sales of investment securities	$59,907	$13,251

At December 31, 2018 and 2017, securities with a carrying value of approximately $61.5 million and $28.5 million, respectively, were pledged to secure public deposits as required by law. At December 31, 2018 and 2017, the carrying value of securities pledged to secure repurchase agreements was approximately $16.5 million and $20 million, respectively.

The amortized cost and estimated fair value of securities available-for-sale at December 31, 2018, by contractual maturity, are shown below (in thousands). Expected maturities will differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Securities available-for-sale
Less than 1 year	$17,094	$17,092
1 to 5 years	55,924	56,000
5 to 10 years	23,597	23,733
After 10 years	27,305	26,872
	123,920	123,697
Residential mortgage-backed securities	108,915	104,933
Totals	$232,835	$228,630

(4) Loans

Major classifications of loans at December 31, 2018 and 2017 are summarized as follows (in thousands):

	December 31, 2018		December 31, 2017
	Amount	% of Total	Amount	% of Total
Residential real estate:
Closed-end 1-4 family - first lien	$162,249	23.0%	$115,776	21.4%
Closed-end 1-4 family - junior lien	5,739	0.8%	4,969	0.9%
Multi-family	16,938	2.4%	16,977	3.1%
Total residential real estate	184,926	26.2%	137,722	25.4%
Commercial real estate:
Nonfarm nonresidential	209,391	29.7%	173,443	32.0%
Farmland	10,417	1.5%	7,782	1.4%
Total commercial real estate	219,808	31.2%	181,225	33.4%
Construction and land development:
Residential	39,680	5.6%	25,830	4.8%
Other	62,430	8.9%	40,734	7.5%
Total construction and land development	102,110	14.5%	66,564	12.3%
Home equity lines of credit	39,040	5.5%	35,833	6.6%
Commercial loans:
Other commercial loans	112,927	16.0%	95,896	17.7%
Agricultural	1,743	0.2%	1,581	0.3%
State, county, and municipal loans	19,756	2.9%	8,332	1.5%
Total commercial loans	134,426	19.1%	105,809	19.5%
Consumer loans	33,867	4.8%	23,231	4.3%
Total gross loans	714,177	101.3%	550,384	101.5%
Allowance for loan losses	(6,577)	-0.9%	(4,881)	-0.9%
Net deferred loan fees and discounts	(2,915)	-0.4%	(3,263)	-0.6%
Net loans	$704,685	100.0%	$542,240	100.0%

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

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of December 31, 2018 and 2017 (amounts in thousands). The acquired loans are not included in the allowance for loan losses calculation, as these loans are recorded at fair value and there has been no further indication of credit deterioration that would require an additional provision.

	Real Estate Mortgage Loans
Allowance for Loan Losses	Residential	Commercial	Construction and Land Development	Home Equity Lines Of Credit	Commercial	Consumer	Total
Balance - December 31, 2017	$1,167	$1,604	$606	$333	$954	$217	$4,881
Provision for loan losses	438	453	298	69	566	136	1,960
Loan charge-offs	(41)	(109)	-	(20)	(284)	(48)	(502)
Loan recoveries	15	13	38	12	139	21	238
Balance - December 31, 2018	$1,579	$1,961	$942	$394	$1,375	$326	6,577
Ending balance:
Individually evaluated for impairment	$507	$54	$8	$-	$143	$13	$725
Collectively evaluated for impairment	$1,072	$1,907	$934	$394	$1,232	$313	$5,852
Loans:
Individually evaluated for impairment	$2,008	$1,925	$158	$100	$262	$54	$4,507
Collectively evaluated for impairment	$182,586	$217,445	$101,799	$38,940	$134,163	$33,726	$708,659
Acquired loans with deteriorated credit quality	$332	$438	$153	$-	$1	$87	$1,011
Percent of loans in each category to total loans	25.9%	30.8%	14.3%	5.5%	18.8%	4.7%	100.0%

	Real Estate Mortgage Loans
Allowance for Loan Losses	Residential	Commercial	Construction and Land Development	Home Equity Lines Of Credit	Commercial	Consumer	Total
Balance - December 31, 2016	$602	$1,456	$731	$190	$829	$199	$4,007
Provision for loan losses	573	440	(112)	239	487	113	1,740
Loan charge-offs	(32)	(308)	(24)	(100)	(466)	(109)	(1,039)
Loan recoveries	24	16	11	4	104	14	173
Balance - December 31, 2017	$1,167	$1,604	$606	$333	$954	$217	$4,881
Ending balance:
Individually evaluated for impairment	$526	$187	$11	$-	$174	$10	$908
Collectively evaluated for impairment	$641	$1,417	$595	$333	$780	$207	$3,973
Loans:
Individually evaluated for impairment	$2,611	$2,295	$168	$100	$301	$87	$5,562
Collectively evaluated for impairment	$135,111	$178,930	$66,396	$35,733	$105,508	$23,144	$544,822
Percent of loans in each category to total loans	25.1%	32.9%	12.1%	6.5%	19.2%	4.2%	100.0%

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

The following tables present impaired loans by class of loans as of December 31, 2018 and 2017 (amounts in thousands). The purchased credit-impaired loans are not included in these tables because they are carried at fair value and accordingly have no related associated allowance.

December 31, 2018
Nonaccruing Impaired Loans	Unpaid Principal Balance	Recorded Investment	Impaired Loans With No Allowance	Impaired Loans With Allowance	Allowance for Loan Losses
Mortgage loans on real estate:
Residential	$1,519	$1,519	$118	$1,401	$505
Commercial real estate	423	142	142	-	-
Construction and land development	-	-	-	-	-
Total mortgage loans on real estate	1,942	1,661	260	1,401	505
Home equity lines of credit	-	-	-	-	-
Commercial loans	143	143	-	143	143
Consumer loans	-	-	-	-	-
Total Loans	$2,085	$1,804	$260	$1,544	$648

Accruing Impaired Loans	Unpaid Principal Balance	Recorded Investment	Impaired Loans With No Allowance	Impaired Loans With Allowance	Allowance for Loan Losses
Mortgage loans on real estate:
Residential	$489	$489	$370	$119	$2
Commercial real estate	1,783	1,783	965	818	54
Construction and land development	221	158	-	158	8
Total mortgage loans on real estate	2,493	2,430	1,335	1,095	64
Home equity lines of credit	100	100	100	-	-
Commercial loans	119	119	119	-	-
Consumer loans	54	54	29	25	13
Total Loans	$2,766	$2,703	$1,583	$1,120	$77

Total Impaired Loans	Unpaid Principal Balance	Recorded Investment	Impaired Loans With No Allowance	Impaired Loans With Allowance	Allowance for Loan Losses
Mortgage loans on real estate:
Residential	$2,008	$2,008	$488	$1,520	$507
Commercial real estate	2,206	1,925	1,107	818	54
Construction and land development	221	158	-	158	8
Total mortgage loans on real estate	4,435	4,091	1,595	2,496	569
Home equity lines of credit	100	100	100	-	-
Commercial loans	262	262	119	143	143
Consumer loans	54	54	29	25	13
Total Loans	$4,851	$4,507	$1,843	$2,664	$725

December 31, 2017
Nonaccruing Impaired Loans	Unpaid Principal Balance	Recorded Investment	Impaired Loans With No Allowance	Impaired Loans With Allowance	Allowance for Loan Losses
Mortgage loans on real estate:
Residential	$1,767	$1,767	$350	$1,417	$526
Commercial real estate	500	328	328	-	-
Construction and land development	-	-	-	-	-
Total mortgage loans on real estate	2,267	2,095	678	1,417	526
Home equity lines of credit	-	-	-	-	-
Commercial loans	-	-	-	-	-
Consumer loans	204	54	54	-	-
Total Loans	$2,471	$2,149	$732	$1,417	$526

Accruing Impaired Loans	Unpaid Principal Balance	Recorded Investment	Impaired Loans With No Allowance	Impaired Loans With Allowance	Allowance for Loan Losses
Mortgage loans on real estate:
Residential	$844	$844	$844	$-	$-
Commercial real estate	1,968	1,967	540	1,427	187
Construction and land development	232	168	-	168	11
Total mortgage loans on real estate	3,044	2,979	1,384	1,595	198
Home equity lines of credit	100	100	100	-	-
Commercial loans	300	301	127	174	174
Consumer loans	33	33	-	33	10
Total Loans	$3,477	$3,413	$1,611	$1,802	$382

Total Impaired Loans	Unpaid Principal Balance	Recorded Investment	Impaired Loans With No Allowance	Impaired Loans With Allowance	Allowance for Loan Losses
Mortgage loans on real estate:
Residential	$2,611	$2,611	$1,194	$1,417	$526
Commercial real estate	2,468	2,295	868	1,427	187
Construction and land development	232	168	-	168	11
Total mortgage loans on real estate	5,311	5,074	2,062	3,012	724
Home equity lines of credit	100	100	100	-	-
Commercial loans	300	301	127	174	174
Consumer loans	237	87	54	33	10
Total Loans	$5,948	$5,562	$2,343	$3,219	$908

The following table presents the average recorded investment in impaired loans and the interest income recognized on impaired loans in the years ended December 31, 2018 and 2017 by loan category (in thousands).

	Year Ended December 31, 2018		Year Ended December 31, 2017
	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income
Mortgage loans on real estate:
Residential real estate	$2,020	$23	$2,209	$50
Commercial real estate	2,117	92	3,027	80
Construction and land development	163	8	181	10
Total mortgage loans on real estate	4,300	123	5,417	140
Home equity lines of credit	100	6	100	6
Commercial loans	268	9	498	15
Consumer loans	60	3	116	1
Total Loans	$4,728	$141	$6,131	$162

For the years ended December 31, 2018 and 2017, the Bank did not recognize a material amount of interest income on impaired loans.

The following tables present the aging of the recorded investment in past due loans and non-accrual loan balances as of December 31, 2018 and 2017 by class of loans (amounts in thousands).

	Accruing Loans
		30-89 Days	90+ Days	Nonaccrual
As of December 31, 2018	Current	Past Due	Past Due	Loans	Total Loans
Mortgage loans on real estate:
Residential	$181,252	$1,528	$19	$2,127	$184,926
Commercial real estate	219,578	68	-	162	219,808
Construction and land development	101,993	23	-	94	102,110
Total mortgage loans on real estate	502,823	1,619	19	2,383	506,844
Home equity lines of credit	38,891	24	-	125	39,040
Commercial loans	134,066	217	-	143	134,426
Consumer loans	33,544	234	-	89	33,867
Total Loans	$709,324	$2,094	$19	$2,740	$714,177

	Accruing Loans
		30-89 Days	90+ Days	Nonaccrual
As of December 31, 2017	Current	Past Due	Past Due	Loans	Total Loans
Mortgage loans on real estate:
Residential	$134,565	$857	$410	$1,890	$137,722
Commercial real estate	180,826	-	-	399	181,225
Construction and land development	66,275	221	-	68	66,564
Total mortgage loans on real estate	381,666	1,078	410	2,357	385,511
Home equity lines of credit	35,591	152	10	80	35,833
Commercial loans	105,081	728	-	-	105,809
Consumer loans	22,906	175	1	149	23,231
Total Loans	$545,244	$2,133	$421	$2,586	$550,384

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be “Pass” rated loans. As of December 31, 2018 and 2017, and based on the most recent analyses performed, the risk category of loans by class of loans is as follows (amounts in thousands):

		Special
As of December 31, 2018	Pass	Mention	Substandard	Doubtful	Total
Mortgage loans on real estate:
Residential	$179,132	$2,435	$3,270	$89	$184,926
Commercial real estate	212,421	4,609	2,778	-	219,808
Construction and land development	101,612	49	449	-	102,110
Total mortgage loans on real estate	493,165	7,093	6,497	89	506,844
Home equity lines of credit	38,530	285	225	-	39,040
Commercial loans	131,449	2,612	343	22	134,426
Consumer loans	33,269	330	268	-	33,867
Total Loans	$696,413	$10,320	$7,333	$111	$714,177

		Special
As of December 31, 2017	Pass	Mention	Substandard	Doubtful	Total
Mortgage loans on real estate:
Residential	$132,914	$1,390	$3,418	$-	$137,722
Commercial real estate	175,208	4,238	1,779	-	181,225
Construction and land development	65,656	750	158	-	66,564
Total mortgage loans on real estate	373,778	6,378	5,355	-	385,511
Home equity lines of credit	35,580	14	203	36	35,833
Commercial loans	103,137	2,234	438	-	105,809
Consumer loans	22,865	58	308	-	23,231
Total Loans	$535,360	$8,684	$6,304	$36	$550,384

Troubled Debt Restructurings (TDR):

At December 31, 2018 and 2017, loans totaling $3.3 million and $2.4 million, respectively, were classified as TDRs and impaired.  The restructuring of a loan is considered a TDR if both (i) the borrower is experiencing financial difficulties and (ii) the Company has granted a concession.  The Company restructured 5 loans totaling $823 thousand in 2018 and 1 loan totaling $57 thousand in 2017.

During the year ended December 31, 2018 there was one residential real estate loan with a balance of $54 thousand and one commercial loan with a balance of $143 thousand that were modified within the previous twelve months that were in default of their modified terms.  During the year ended December 31, 2017 there were no loans that were modified within the previous twelve months that were in default of their modified terms.

(5) Premises and Equipment

Major classifications of premises and equipment as of December 31, 2018 and 2017 are summarized as follows (amounts in thousands):

	December 31,
	2018	2017
Land and improvements	$6,555	$6,123
Buildings and improvements	20,736	15,967
Leasehold improvements	678	658
Furniture, equipment, and vehicle	4,951	4,099
Total	32,920	26,847
Accumulated depreciation	(6,093)	(5,038)
Premises and equipment, net	$26,827	$21,809

Depreciation expense amounted to approximately $1.1 million in 2018 and $946 thousand in 2017.

(6) Foreclosed assets

Other real estate and certain other assets acquired in foreclosure are carried at the lower of the recorded investment in the loan or fair value less estimated costs to sell the property. There was a total of approximately $276 thousand in residential real estate foreclosures for December 31, 2018 and $323 thousand residential in real estate foreclosures for December 31, 2017. An analysis of foreclosed properties for the years ended December 31, 2018 and 2017 follows (in thousands).

	Year ended December 31,
	2018	2017
Balance at beginning of year	$1,546	$1,151
Transfers from loans	318	2,658
Foreclosed property sold	(1,248)	(2,118)
Write-down of foreclosed property	(120)	(145)
Balance at end of year	$496	$1,546

Expenses applicable to foreclosed assets for the years ended December 31, 2018 and 2017 include the following (amounts in thousands).

	Year ended December 31,
	2018	2017
Net (gain) loss on sales of foreclosed assets	$20	$(72)
Write-down of foreclosed property	120	145
Operating expenses, net of rental income	60	90
Total	$200	$163

(7) Deposits

The following table sets forth the major classifications of deposits at December 31, 2018 and 2017 (in thousands):

	December 31,
	2018	2017
Demand deposits, non-interest bearing	$241,274	$185,171
Demand deposits, interest bearing	239,463	195,792
Money market accounts	200,143	153,732
Savings deposits	55,733	29,441
Time certificates of $250,000 or more	47,251	37,045
Other time certificates	114,843	98,680
Totals	$898,707	$699,861

As of December 31, 2018, the scheduled maturities of certificates of deposit are as follows for certificates of deposit less than $250 thousand and for certificates of deposit (“CDs”) of $250 thousand or more (in thousands):

CDs Less Than $250,000
2019	$83,811
2020	16,136
2021	7,553
2022	5,569
2023	1,774
Maturing after 2023	-
Total	$114,843

CDs $250,000 or more
2019	$34,089
2020	2,251
2021	5,835
2022	3,530
2023	1,546
Maturing after 2023	-
Total	$47,251

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

Securities sold under repurchase agreements were $8 million and $13.9 million at December 31, 2018 and 2017, respectively. The agreements were secured by investment securities with a fair value of approximately $16.5 million and $20 million at December 31, 2018 and 2017, respectively. The weighted average interest rate paid on these agreements was 0.37% and 0.21% for the years ended December 31, 2018 and 2017.

(9) Federal Home Loan Bank and Other Borrowings

At December 31, 2018, the Company had outstanding advances from the FHLB that are summarized as follows (in thousands):

December 31, 2018:
Advance	Maturity	Rate	Rate Type
$10,000	1/16/2019	2.44%	Fixed
10,000	1/28/2019	2.48%	Fixed
$20,000

December 31, 2017:
Advance	Maturity	Rate	Rate Type
$5,000	1/22/2018	1.26%	Fixed
5,000	2/12/2018	1.38%	Fixed
$10,000

 At December 31, 2018 and 2017, the Company had outstanding unfunded standby letters of credit with the FHLB totaling approximately $5.1 million and $1.6 million, respectively.

The Company had pledged under blanket floating liens approximately $268 million and $203 million in residential first mortgage loans, home equity lines of credit, commercial real estate loans, and loans secured by multi-family real estate as security for these advances, letters of credit, and possible future advances as of December 31, 2018 and 2017, respectively. The value of the pledged collateral, when using appropriate discount percentages as prescribed by the FHLB, equals or exceeds the advances and unfunded letters of credit outstanding. At December 31, 2018 and 2017, the Company had approximately $116.8 million and $95.5 million of additional borrowing capacity under its borrowing arrangement with the FHLB.

On December 31, 2015, the Company entered into a loan agreement with SouthPoint Bank of Birmingham, Alabama for $7.5 million. The loan proceeds were drawn and received by the Company on January 4, 2016. The loan proceeds were used to fund the payment of the cash consideration to the Keystone shareholders of $7.3  million in accordance with the merger agreement and for general corporate purposes. The loan carried a variable interest rate equal to the Wall Street Journal Prime Rate.   The loan was secured by all of the common stock of the Bank. The balance at December 31, 2017 was $5.4 million.  The loan was paid in full during 2018.

On October 31, 2018, the Company entered into a loan agreement with CenterState Bank for $27 million.  The loan proceeds were drawn and received by the Company on October 31, 2018.  The loan proceeds were used to fund the payment of the cash consideration to the PSB shareholders of $24.5 million in accordance with the merger agreement and for general corporate purposes.  The loan carries a fixed interest rate of 6%.  The loan is secured by all of the common stock of the Bank.  The balance at December 31, 2018 was $27 million.  The bank will have principal and interest payments due quarterly beginning in January 2019.  The final principal payment will be paid at October 30, 2025. The terms of the loan agreement require the Bank to maintain a classified assets to tier 1 capital plus ALLL ratio not to exceed 40%, a tier 1 leverage ratio of at least 8%, a total risk-based ratio of at least 12%, and a fixed charge coverage ratio of at least 1:3:1 times.  The loan agreement also requires the Bank to maintain at least $2 million in liquid assets at all times during the term of the loan.

Principal payments on the CenterState Bank loan are due as follows:

2019	$3,202
2020	3,400
2021	3,608
2022	3,830
2023	4,065
Afterward	8,858
Total	$26,963

The Company had available lines of credit for overnight federal funds borrowings totaling $38.5 million and $28.5 million at December 31 2018, and 2017, respectively.  At December 31, 2018, the Company had no outstanding federal funds purchased balance.   At December 31, 2017, the Company had an outstanding federal funds purchased balance of $1.2 million with an interest rate of 2.20%.

(10) Income Taxes

The Tax Cuts and Jobs Act (the “Act”), which was enacted on December 22, 2017, made key changes to the U.S. tax law, including the reduction of the U.S. federal corporate tax rate from 34% to 21%. As ASC 740, Income Taxes, requires the effects of changes in tax rates and laws on deferred tax balances to be recognized in the period in which the legislation is enacted, the Company remeasured its deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is 21%. The deferred tax expense recorded related to the remeasurement of net deferred tax assets was $545 thousand in 2017.  Additionally, the deferred tax effects on the unrealized holding losses for available for sale securities was also remeasured as a component of deferred income tax expense in the amount of $333 thousand in 2017.

The components of income tax expense for the years ended December 31, 2018 and 2017 are as follows (in thousands):

	2018	2017
Current	$3,282	$3,360
Deferred	(899)	281
Change in federal income tax rate		878
Total income tax expense	$2,383	$4,519

The difference between income tax expense and the amount computed by applying the statutory federal income tax rate to income before taxes for the years ended December 31, 2018 and 2017 is as follows (in thousands):

	2018	2017
Net income before taxes	$10,889	$12,814
Statutory federal tax rate	21%	34%
Tax on income at statutory federal tax rate	2,287	4,357
Increase (decrease) resulting from:
Federal income tax benefit of state income taxes	(92)	(156)
Tax exempt income on loans	(95)	(82)
Tax exempt income on investments	(178)	(384)
Tax exempt income from bank-owned life insurance	(120)	(144)
Tax exempt death benefits from bank-owned life insurance	-	(226)
Nondeductible expenses	143	66
Change in federal income tax rate	-	878
State income tax	438	460
Other	-	(250)
Total	$2,383	$4,519

The following summarizes the components of deferred taxes at December 31, 2018 and 2017 (in thousands).

	2018	2017
Deferred tax assets:
Loans and allowance for loan losses	$1,937	$1,517
Accrued expenses	219	-
Deferred compensation	600	282
Unrealized losses on investment securities available- for-sale	1,062	709
Other	485	497
Total deferred tax assets	4,303	3,005
Deferred tax liabilities:
Core deposit intangible	(1,400)	(391)
Depreciation	(1,717)	(602)
Other	(5)	(35)
Total deferred tax liabilities	(3,122)	(1,028)
Net deferred income tax assets	$1,181	$1,977

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

Financial instruments whose contract amount represents credit risk at December 31, 2018 and 2017 were as follows (in thousands):

	2018	2017
Commitments to extend credit	$146,462	$142,878
Stand-by and performance letters of credit	5,412	2,268
Total	$151,874	$145,146

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

The Company has entered into operating lease agreements for four branch locations and various office equipment. Total rent expense for 2018 and 2017 was approximately $452 thousand and $393 thousand, respectively. Future minimum rent on operating leases as of December 31, 2018 is as follows (in thousands):

2019	$609
2020	588
2021	541
2022	523
2023	533
Thereafter	958
Total	$3,752

(12) Employee Benefit Plans

Equity Incentive Plan

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

A summary of activity in the outstanding stock options for the years ended December 31, 2018 and 2017 is presented below:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Range of
	Shares	Exercise Price	Term (years)	Exercise Prices
Outstanding at January 1, 2018	268,375	$14.77	5.87
Granted	85,500	26.89
Exercised	(28,450)	11.16
Outstanding at December 31, 2018	325,425	$18.27	6.52	$8.40 to $27.00
Exercisable at December 31, 2018	150,525	$14.29	4.26	$8.40 to $27.00

Outstanding at January 1, 2017	267,425	$14.11	6.27
Granted	20,500	20.43
Exercised	(19,550)	11.73
Outstanding at December 31, 2017	268,375	$14.77	5.87	$8.00 to $22.75
Exercisable at December 31, 2017	142,575	$13.28	3.98	$8.00 to $22.75

The total fair value of shares underlying the options which vested during the years ended December 31, 2018 and 2017, was $874 thousand and $951 thousand, respectively.  The intrinsic value of options exercised during the years ended December 31, 2018 and 2017 was $365 thousand and $250 thousand, respectively. The aggregate intrinsic value of total options outstanding and exercisable options at December 31, 2018 was $1.86 million and $1.46 million, respectively. Cash received from options exercised for the year ended December 31, 2018 was $317 thousand.  There was no income tax benefit recognized for the exercise of options for the years ended December 31, 2018 and 2017 as all options exercised were incentive stock options.

As of December 31, 2017, unvested stock options totaled 125,800.  During 2018, there were 85,500 stock options that were granted and 36,400 stock options that vested resulting in unvested stock options of 174,900 as of December 31, 2018.

The stock options granted in 2018 and 2017 have a weighted average calculated value of $3.85 and $2.22, respectively.   The dividend yield is the estimated dividend we expect to pay over the next four or five years.  The expected life is calculated as the mid-point between the weighted-average time to vesting and the contractual maturity.  The expected volatility is the approximate industry average for small bank and holding companies.  The risk free interest rate is the U.S. Treasury rate on the day of the option grant for a term equal to the expected life of the option. The calculated value of each grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	2018	2017
Dividend yield (after three years)	1.50%	1.50%
Expected life in years	7	7
Expected volatility	10.00%	10.00%
Risk free interest rate	3.05%	2.07%

The Company recognized $68  thousand and $56 thousand in compensation expense related to performance share awards during 2018 and 2017, respectively. As of December 31, 2018, there was approximately $412 thousand of unrecorded compensation expense related to the performance share awards which is expected to be recognized over a weighted average period of 1.8 years.

Defined Contribution Plan

The Company provides a 401(k) employee stock ownership plan, which covers substantially all of the Company’s employees who are eligible, as to age and length of service. A participant may elect to make contributions up to $18,500  and $18,000 of the participant’s annual compensation in 2018 and 2017. The Company makes contributions up to 3% of each participant’s annual compensation and the Company matches 50% of the next 2% contributed by the employee. Contributions to the plan by Company were approximately $341 thousand and $306 thousand in 2018 and 2017, respectively.  Outstanding shares of the Company’s common stock allocated to participants at December 31, 2018 and 2017 totaled 68,889 and 53,715 respectively, and there were no unallocated shares. These shares are treated as outstanding for purposes of calculating earnings per share and dividends on these shares are included in the Consolidated Statements of Stockholders’ Equity.

The Company’s KSOP includes a put option for shares of the Company’s common stock distributed from the KSOP. Shares are distributed from the KSOP primarily to separated vested participants and certain eligible participants who elect to diversify their account balances. Since the Company’s common stock is not currently traded on an established securities market, if the owners of distributed shares desire to sell their shares, the Company is required to purchase the shares at fair value during two put option periods following the distribution of the shares from the KSOP. The first put option period is within sixty days following the distribution of the shares from the KSOP.  The second put option period begins on the first day of the fifth month of the plan year for a sixty day period. The fair value of distributed shares subject to the put option totaled $0 as of December 31, 2018 and December 31, 2017. The cost of the KSOP shares totaled $1.37 million and $950 thousand as of December 31, 2018 and December 31, 2017, respectively. Due to the Company’s obligation under the put option, the distributed shares and KSOP shares are classified as temporary equity in the mezzanine section of the consolidated statements of financial condition and totaled $1.37 million and $950 thousand as of December 31, 2018 and December 31, 2017, respectively. The fair value of the KSOP shares totaled $1.65 million and $1.32 million as of December 31, 2018 and December 31, 2017, respectively.

(13) Stock Warrants

            On December 31, 2015, the Company assumed the outstanding stock warrants of Keystone. These warrants were issued to the initial organizers of Keystone in 2007. At the time of the merger the warrants were converted under the terms of the merger. A total of 36,000 warrants were assumed with an exercise price of $8.00 per share. These warrants expired on March 1, 2017. During 2016, warrants for 29,750 shares were exercised. At December 31, 2016, the remaining 6,250 shares were vested and exercisable. During 2017, the remaining - warrants were exercised.  There were no warrants exercised in 2018.  None of the warrants have been forfeited. No compensation expense is required by accounting principles generally accepted in the United State of America to be recorded in connection with these stock warrants.

(14) Related Party Transactions

The Company conducts transactions with its directors and executive officers, including companies in which such directors and executive officers have a beneficial interest, in the normal course of business. It is the Company’s policy to comply with federal regulations that require that loan and deposit transactions with directors and executive officers be made on substantially the same terms as those prevailing at the time for comparable loans and deposits to other persons.  At December 31, 2018 and 2017, deposits from directors, executive officers and their related interests aggregated approximately $5.7 million and $4 million, respectively. These deposits were taken in the normal course of business at market interest rates.

The following is a summary of activity for related party loans for 2018 and 2017 (in thousands):

	2018	2017
Balance at beginning of year	$8,369	$9,551
New loans	11,097	15,690
Repayments	14,145	16,872
Balance at end of year	$5,321	$8,369

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier 1 Capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 Capital (as defined) to average assets (as defined). Management believes, as of December 31, 2018 and 2017, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2018 and 2017, the most recent notification from the regulators categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The following table presents the Bank’s capital amounts and ratios with the required minimum levels for capital adequacy purposes including the phase in of the capital conservation buffer under Basel III and minimum levels to be well capitalized (as defined) under the regulatory prompt corrective action regulations.

The Bank’s actual capital amounts (in thousands) and ratios are also presented in the table below.

As of December 31, 2018:	Actual		Required For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (To Risk-Weighted Assets)	$115,721	14.253%	$80,174	>= 9.875%	$81,189	>= 10.000%
Common Equity Tier 1 Capital (To Risk- weighted Assets)	109,144	13.443%	51,758	>= 6.375%	$52,773	>= 6.500%
Tier 1 Capital (To Risk-Weighted Assets)	109,144	13.443%	63,936	>= 7.875%	$64,951	>= 8.000%
Tier 1 Capital (To Average Assets)	109,144	14.006%	31,172	>= 4.000%	$38,965	>= 5.000%

As of December 31, 2017:	Actual		Required For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (To Risk-Weighted Assets)	$89,604	14.325%	$57,859	>= 9.250%	$62,551	>= 10.000%
Common Equity Tier 1 Capital (To Risk- weighted Assets)	84,724	13.545%	35,967	>= 5.750%	$40,658	>= 6.500%
Tier 1 Capital (To Risk-Weighted Assets)	84,724	13.545%	45,349	>= 7.250%	$50,040	>= 8.000%
Tier 1 Capital (To Average Assets)	84,724	10.429%	32,497	>= 4.000%	$40,621	>= 5.000%

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

Loans and Mortgage Loans Held-for-Sale

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. When a loan is identified as individually impaired, management measures impairment using one of three methods. These methods include collateral value, market value of similar debt, and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At December 31, 2018 and 2017, impaired loans were evaluated based on the fair value of the collateral. Impaired loans where an allowance is established based on the fair value of collateral, or loans that are charged down according to the fair value of collateral, require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price, the Company records the impaired loan as nonrecurring Level 2. When the fair value is based on an appraised value, the Company records the impaired loan as nonrecurring Level 3.

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

Note Payable

For disclosure purposes, the fair value of the fixed rate note payable is the carrying value.

Commitments to Extend Credit and Standby Letters of Credit

Because commitments to extend credit and standby letters of credit are generally short-term and made using variable rates, the carrying value and estimated fair value associated with these instruments are immaterial.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis as of December 31, 2018 and 2017.  There were no transfers between levels during 2018 or 2017 (in thousands).

	Fair Value Measurements At Reporting Date Using:
		Quoted Prices
		In Active	Significant
		Markets For	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
December 31, 2018:	Fair Value	(Level 1)	(Level 2)	(Level 3)
Securities available-for-sale:
Residential mortgage -backed	$104,933	$-	$104,933	$-
U.S. government agencies	63,922	-	63,922	-
State, county, and municipal	57,160	-	57,160	-
Corporate obligations	2,615	-	2,615	-
Totals	$228,630	$-	$228,630	$-

	Fair Value Measurements At Reporting Date Using:
		Quoted Prices
		In Active	Significant
		Markets For	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
December 31, 2017:	Fair Value	(Level 1)	(Level 2)	(Level 3)
Securities available-for-sale:
Residential mortgage -backed	$122,972	$-	$122,972	$-
U.S. government agencies	12,999	-	12,999	-
State, county, and municipal	55,501	-	55,501	-
Corporate obligations	1,817	-	1,817	-
Totals	$193,289	$-	$193,289	$-

Assets Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a nonrecurring basis are included in the table below as of December 31, 2018 and 2017 (in thousands).

	Fair Value Measurements At Reporting Date Using:
		Quoted Prices
		In Active	Significant
		Markets For	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
December 31, 2018:	Fair Value	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$3,782	$-	$-	$3,782
Foreclosed assets	496	-	-	496
Totals	$4,278	$-	$-	$4,278

	Fair Value Measurements At Reporting Date Using:
		Quoted Prices
		In Active	Significant
		Markets For	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
December 31, 2017:	Fair Value	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$4,654	$-	$-	$4,654
Foreclosed assets	1,546	-	-	1,546
Totals	$6,200	$-	$-	$6,200

The Company has estimated the fair values of these assets using Level 3 inputs, specifically the appraised value of the collateral. Impaired loan balances represent those collateral dependent impaired loans where management has estimated the credit loss by comparing the loan’s carrying value against the expected realizable fair value of the impaired loan for the amount of the credit loss.  The Company had no Level 3 assets measured at fair value on a recurring basis at December 31, 2018 or 2017.  For Level 3 assets measured at fair value on a non-recurring basis as of December 31, 2018 and 2017 for the valuation technique, we used appraisals.  For the significant unobservable input, we used appraisal discounts and the weighted average input of 15-20% was used.  This is for years ended December 31, 2018 and 2017.

The estimated fair values and related carrying values of the Company’s financial instruments at December 31, 2018 and 2017 were as follows (amounts in thousands):

		Estimated Fair Value
	Carrying
December 31, 2018:	Amount	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$47,507	$47,507	$-	$-
Certificates of deposit in banks	6,166	-	6,166	-
Securities available-for-sale	228,630	-	228,630	-
Restricted equity securities	1,941	-	-	1,941
Loans receivable	704,685	-	699,076	3,782
Loans held for sale	2,619	-	2,619	-
Bank owned life insurance	20,563	-	20,563	-
Accrued interest receivable	3,260	-	3,260	-
Financial liabilities:
Deposits	898,707	-	861,683	-
Accrued interest payable	462	-	462
Securities sold under agreements to repurchase	7,975	-	7,975	-
Federal Home Loan Bank advances	20,000		19,999
Federal funds purchased	-		-
Note payable	26,963	-	26,963	-

		Estimated Fair Value
	Carrying
December 31, 2017:	Amount	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$15,558	$15,558	$-	$-
Certificates of deposit in banks	5,214	-	5,214	-
Securities available-for-sale	193,289	-	193,289	-
Restricted equity securities	1,259	-	-	1,259
Loans receivable	542,240	-	536,701	4,654
Loans held for sale	3,858	-	3,858	-
Bank owned life insurance	19,991	-	19,991	-
Accrued interest receivable	2,499	-	2,499	-
Financial liabilities:
Deposits	699,861	-	675,871	-
Accrued interest payable	121		121
Securities sold under agreements to repurchase	13,865	-	13,865	-
Federal Home Loan Bank advances	10,000		9,997
Federal funds purchased	1,153	-	1,153	-
Note payable	5,357		5,357

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

(17) River Financial Corporation (Parent Company Only) Financial Information

STATEMENTS OF FINANCIAL CONDITION

(in thousands)

	December 31,
	2018	2017
Assets
Cash	$10,130	$1,619
Investment in River Bank & Trust	128,452	93,593
Deferred income taxes	4	9
Other assets	180	91
Total assets	$138,766	$95,312
Liabilities
Note payable	$26,963	$5,357
Accrued expenses	327	6
Total liabilities	27,290	5,363
Common stock related to 401(k) Employee Stock Option Plan	1,371	950
Stockholders' equity
Common stock	5,692	5,114
Additional paid in capital	79,604	64,935
Retained earnings	29,460	22,388
Accumulated other comprehensive loss	(3,167)	(2,116)
Treasury stock, at cost	(113)	(372)
Common stock related to 401(k) Employee Stock Option Plan	(1,371)	(950)
Total stockholders' equity	110,105	88,999
Total equity	111,476	89,949
Total liabilities and stockholders' equity	$138,766	$95,312

STATEMENTS OF INCOME

(in thousands)

	Year Ended December 31,
	2018	2017
Cash dividends from River Bank & Trust	$3,750	$2,250
Other income	22	-
Total income	3,772	2,250
Interest expense - note payable	485	249
Legal and other professional fees	394	101
Data processing expense	77	4
Stockholders' meeting expense	12	11
Other expenses	61	10
Total expenses	1,029	375
Net income before tax benefit	2,743	1,875
Applicable income tax benefit	(182)	(134)
Net income before undistributed net income of River Bank & Trust	2,925	2,009
Equity in undistributed net income of River Bank & Trust	5,581	6,286
Net income	$8,506	$8,295

STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2018	2017
Net income	$8,506	$8,295
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of River Bank & Trust	(5,581)	(6,286)
Deferred income tax	5	7
(Increase) decrease in operating assets and (decrease) increase in operating liabilities:
Other assets	(89)	26
Accrued expenses and other liabilities	321	5
Net cash provided by operating activities	3,162	2,047
Cash Flows used for investing activities:
Net cash received in acquisition	241	-
Payments to Peoples Southern Bank shareholders	(24,497)	-
Net cash used in investing activities	(24,256)	-

Cash flow from financing activities:
Proceeds from note payable	27,000	-
Payments on note payable	(5,394)	(1,071)
Proceeds from exercise of common stock options and warrants	317	263
Proceeds from issuance of common stock	8,832	85
Purchase of treasury stock	(146)	(579)
Sale of treasury stock	430	281
Cash dividends	(1,434)	(1,272)
Net cash provided by (used in) financing activities	29,605	(2,293)
Net change in cash	8,511	(246)
Cash at beginning of year	1,619	1,865
Cash at end of year	$10,130	$1,619

(18) Goodwill and Intangible Assets

At the close of business on October 31, 2018, the Company recorded goodwill of $8.2 million associated with the PSB merger.  In addition to the goodwill recorded for the PSB merger, the Company recorded a core deposit intangible asset of approximately $4.65 million.  The core deposit intangible asset is amortized using an accelerated method over ten years from the date of the merger.  Amortization expense of $153 thousand was recorded in 2018.

At the close of business December 31, 2015, the Company recorded goodwill of $9.41 million associated with the Keystone merger. During 2016, an adjustment of $640 thousand was made to increase the amount of goodwill. The adjustment was made to the value of stock options and warrants assumed in the Keystone merger. The adjustments were made following the Company’s review of additional information that existed at the time of the merger. The adjustment to goodwill increased shareholders’ equity $640 thousand. In addition to the goodwill recorded for Keystone, the Company recorded a core deposit intangible asset of approximately $2.8 million. The core deposit intangible asset is amortized using an accelerated method over eight years from the date of the merger. Amortization expense of $474 thousand and $559 thousand was recorded in 2018 and 2017, respectively.

Changes to the carrying amount of goodwill for the years ended December 31, 2018 and 2017 are provided in the following table.

	2018	2017
Balance at beginning of year	$10,050	$10,050
Goodwill from current year PSB acquisition	8,243
Balance at end of year	$18,293	$10,050

A summary of core deposit intangible assets as of December 31, 2018 and 2017 is set forth below.

	2018	2017
Gross carrying amount	$7,413	$2,763
Less: accumulated amortization	(1,830)	(1,203)
Net carrying amount	$5,583	$1,560

Estimated amortization expenses related to the core deposit intangible assets for the next five years are as follows:

	Keystone	PSB	Total
2019	$388	$865	$1,253
2020	303	772	1,075
2021	217	680	897
2022	132	588	720
2023	46	496	542
Afterward		1,096	1,096
	$1,086	$4,497	$5,583

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

There were no disagreements with accountants regarding accounting and financial disclosure matters during the year ended December 31, 2018.

Item 9.A Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company has carried out an evaluation under the supervision and with participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even the effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2018, the Company’s disclosure controls and procedures are effective in ensuring that material information relating to the Company required to be disclosed in reports that if files or submits under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods and is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control Integrated Framework (2013).  Based on its assessment and those criteria, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2018.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our Directors and Executive Officers

The following table sets forth the name, age, and position, as of December 31, 2018 of the individuals who currently serve as our executive officers and directors.

Name	Age	Position	Director Since
Larry Puckett	76	Director and Chairman of the Board of Directors	2006
W. Murray Neighbors	69	Director and Vice Chairman of the Board of Directors	2015	[1]
James M .Stubbs	56	Director and Chief Executive Officer	2006
Gerald R. Smith, Jr	65	Director and President	2015	[1]
Vernon B. Taylor	54	Director	2006
Jimmy L. Ridling	74	Director	2006
John A. Freeman	71	Director	2015	[1]
Charles Moore, III	43	Director	2019	[2]
Kenneth H. Givens	65	Executive Vice President, CFO, Secretary of the Board of Directors	2011

[1]	Service commenced on December 31, 2015 as a result of the merger between River Financial Corporation and Keystone Bancshares, Inc. and its subsidiaries.
[2]	Nominated for election as director at the April 2019 annual meeting.

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

Charles Moore III was appointed as a Director of the Bank’s board of directors in 2018 as a result of the merger with Peoples Southern Bank effective October 31, 2018.  Mr. Moore is a partner in the Birmingham office of the Bradley Arant Boult Cummings law firm, where he focuses on commercial lending and the representation of community banks.  He is also a native of Clanton, Alabama, and served on the board of directors of Peoples Southern Bank for ten years leading up to the 2018 merger with River.  Mr. Moore also serves on the executive Committee of Junior Achievement of Alabama, a nonprofit organization that teaches financial literacy, entrepreneurship, and workforce readiness in grades K-12.  He is graduate of Vanderbilt University and the University of Virginia School of Law.

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

Equity Awards.  Our named executive officers participate in the 2015 Incentive Stock Compensation Plan.  See plan details on the following page.  Grants of equity to our named executive officers under the Incentive Plan have consisted of option awards. These grants provide our named executive officers with the appropriate incentives to continue in our employ and to improve our growth and profitability, serve to align the interests of our named executive officers with our stockholders, and reward our named executive officers for improved Company performance.  Any grant recommendations are presented to the Stock Option Committee for approval, and then presented to the full board through an Executive Session for approval.

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

Summary Compensation Table

The following table sets forth, for the years ended December 31, 2018 and December 31, 2017, a summary of the compensation paid to or earned by our named executive officers from the Company.

				Non-Equity
			Option (1)	Incentive Plan	All Other (2)
Name and Principal Position	Year	Salary ($)	Awards ($)	Compensation ($)	Compensation ($)	Total ($)
James M. Stubbs	2018	$280,500	$96,175	$84,150	$28,913	$489,738
Chief Executive Officer	2017	$258,103	$-	$82,500	$28,295	$368,898
Gerald R. Smith, Jr	2018	$249,900	$76,940	$74,970	$38,325	$440,135
President	2017	$239,615	$-	$73,500	$29,710	$342,825
Kenneth Givens	2018	$198,900	$57,705	$39,780	$19,948	$316,333
Chief Financial Officer	2017	$190,499	$-	$39,000	$20,355	$249,854

(1)	Represents the grant date fair value of options and warrants calculated in accordance with FASB Topic 718 as set forth in footnote 1 of River Financial’s financial statements.
(2)	All other compensation:
a.

All other compensation for Mr. Stubbs in 2018 includes director fees ($15,000), life insurance / accidental death & dismemberment ($1,098), long term disability ($288), company vehicle ($1,527), and company match on the 401(K) ($11,000).

b.

All other compensation for Mr. Stubbs in 2017 includes director fees ($11,000), life insurance / accidental death & dismemberment ($978), long term disability ($264), company vehicle ($1,887), and company match on the 401(K) ($14,166).

c.

All other compensation for Mr. Smith in 2018 includes director fees ($15,000), medical and dental insurance ($7,158), gap insurance ($1,819), life insurance/accidental death & dismemberment ($720), long term disability ($724), company vehicle ($1,905), and company match on the 401(K) ($11,000).

d.

All other compensation for Mr. Smith in 2017 includes director fees ($11,000), medical and dental insurance ($6,782), gap insurance ($1,605), life insurance/accidental death & dismemberment ($978), long term disability ($264), company vehicle ($2,275), and company match on the 401(K) ($6,806).

e.

All other compensation for Mr. Givens in 2018 includes medical and dental insurance ($7,335), gap insurance ($1,403), life insurance / accidental death & dismemberment ($1,012), long term disability ($724), and company match on the 401(K) ($9,474).

f.

All other compensation for Mr. Givens in 2017 includes medical and dental insurance ($7,330), gap insurance ($1,308), life insurance / accidental death & dismemberment ($978), long term disability ($264), and company match on the 401(K) ($10,475).

2006 & 2015 Incentive Stock Compensation Plans

General. The 2015 Incentive Stock Compensation (“Incentive Plan”) Plan was approved by our stockholders at a special called meeting on December 1, 2015. The purpose of the Incentive Plan is to promote the long-term success of the Company by providing financial incentives to eligible persons who are in positions to make significant contributions toward such success.  The Plan is designed to attract individuals of outstanding ability to employment with the Company, to encourage such persons to acquire a proprietary interest in the Company, and to render superior performance for the Company. The 2015 Incentive Plan provides for the grant of incentive and non-qualified stock options, stock appreciation rights, restricted and unrestricted stock awards, performance awards, and other stock-based awards to our employees, officers, and directors. The 2015 Incentive Plan reserved for issuance a total of 300,000 shares of our common stock, and the 2006 Incentive Plan reserved for issuance a total of 375,000 shares of our common stock, subject to adjustment in the event of a recapitalization, stock split or similar event. As of March 1, 2019, 370,125 shares of our common stock were subject to outstanding options under the 2006 and 2015 Incentive Plans and 29,500 additional shares of our common stock were reserved for issuance under the 2015 Incentive Plan. The 2006 Incentive Plan expired on April 3, 2016.

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

Types of Awards Available Under the Incentive Plan.

•

Options – The Incentive Plan provides for awards in the form of options to purchase shares of our common stock, either as incentive stock options qualified under Section 422 of the Code or options that are not so qualified (referred to as non-

qualified stock options). The exercise price of an option may not be less than 100% of the fair market value of our common stock on the date of the grant. The exercise price may be paid in cash, or as otherwise provided in the award agreement.

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

Outstanding Equity Awards at 2018 Fiscal Year-End

The following table sets forth information as of December 31, 2018, concerning outstanding equity awards previously granted to our named executive officers:

	OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
	Option / Warrant awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexerciseable (1)	Option exercise price ($)	Option expiration date
James Stubbs	7,500	-	$13.00	1/15/2019
	10,000	-	$13.50	1/15/2020
	10,000	-	$12.47	3/13/2023
	6,000	4,000	$15.00	1/14/2025
	16,000	24,000	$16.00	1/20/2026
	-	25,000	$27.00	11/1/2028
	49,500	53,000

Ray Smith	12,800	19,200	$16.00	1/20/2026
	-	20,000	$27.00	11/1/2028
	12,800	39,200

Kenneth Givens	16,000	-	$13.60	2/1/2022
	1,000	-	$12.47	3/13/2023
	3,000	2,000	$15.00	1/14/2025
	6,000	9,000	$16.00	1/20/2026
	-	15,000	$27.00	11/1/2028
	26,000	26,000

Total	88,300	118,200

(1)	Unexerciseable options are subject to time-vesting requirements.

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

Director Compensation

Fees.  River Financial Corporation Directors received a director’s fee of $15,000 in 2018 and $11,000 in 2017. The following table shows fees paid to those persons who were directors in 2018 and 2017.

	DIRECTOR COMPENSATION
Name	Year	Fees earned or paid in cash ($)	Stock Awards ($)	All Other Compensation	Total ($)
Larry Puckett	2018	$15,000	N/A	N/A	$15,000
James M. Stubbs	2018	$15,000	N/A	N/A	$15,000
Jimmy L. Ridling	2018	$15,000	N/A	N/A	$15,000
Lynn M. Carter	2018	$15,000	N/A	N/A	$15,000
Charles E. Herron	2018	$15,000	N/A	N/A	$15,000
Jerry C. Kyser, Jr.	2018	$15,000	N/A	N/A	$15,000
David R. Thrasher	2018	$15,000	N/A	N/A	$15,000
R. Shepherd Morris	2018	$15,000	N/A	N/A	$15,000
Bolling P. Starke, III	2018	$15,000	N/A	N/A	$15,000
David B. Smith	2018	$15,000	N/A	N/A	$15,000
Vernon B. Taylor	2018	$15,000	N/A	N/A	$15,000
Dorothy Sanford	2018	$15,000	N/A	N/A	$15,000
Adolph Weil, III	2018	$15,000	N/A	N/A	$15,000
Gerald R. Smith, Jr	2018	$15,000	N/A	N/A	$15,000
Banks Herndon	2018	$15,000	N/A	N/A	$15,000
Boles Pegues	2018	$15,000	N/A	N/A	$15,000
Howard J. Porter, Jr.	2018	$15,000	N/A	N/A	$15,000
John A. Freeman	2018	$15,000	N/A	N/A	$15,000
John Y. Reynolds	2018	$15,000	N/A	N/A	$15,000
Jonathan Traylor	2018	$15,000	N/A	N/A	$15,000
Lucian Newman	2018	$15,000	N/A	N/A	$15,000
W. Murray Neighbors	2018	$15,000	N/A	N/A	$15,000

Larry Puckett	2017	$11,000	N/A	N/A	$11,000
Jimmy L. Ridling	2017	$11,000	N/A	N/A	$11,000
Lynn M. Carter	2017	$11,000	N/A	N/A	$11,000
Charles E. Herron	2017	$11,000	N/A	N/A	$11,000
Jerry C. Kyser, Jr.	2017	$11,000	N/A	N/A	$11,000
David R. Thrasher	2017	$11,000	N/A	N/A	$11,000
R. Shepherd Morris	2017	$11,000	N/A	N/A	$11,000
Bolling P. Starke, III	2017	$11,000	N/A	N/A	$11,000
David B. Smith	2017	$11,000	N/A	N/A	$11,000
Vernon B. Taylor	2017	$11,000	N/A	N/A	$11,000
Dorothy Sanford	2017	$11,000	N/A	N/A	$11,000
Adolph Weil, III	2017	$11,000	N/A	N/A	$11,000
James M. Stubbs	2017	$11,000	N/A	N/A	$11,000
Gerald R. Smith, Jr	2017	$11,000	N/A	N/A	$11,000
Banks Herndon	2017	$11,000	N/A	N/A	$11,000
Boles Pegues	2017	$11,000	N/A	N/A	$11,000
Howard J. Porter, Jr.	2017	$11,000	N/A	N/A	$11,000
John A. Freeman	2017	$11,000	N/A	N/A	$11,000
John Gittings	2017	$11,000	N/A	N/A	$11,000
John Y. Reynolds	2017	$11,000	N/A	N/A	$11,000
Jonathan Traylor	2017	$11,000	N/A	N/A	$11,000
Lucian Newman	2017	$11,000	N/A	N/A	$11,000
W. Murray Neighbors	2017	$11,000	N/A	N/A	$11,000

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 1, 2019 by:

•	each of our directors;
•	our Named Executive Officers listed in the Summary Compensation Table;
•	all of our current directors and executive officers as a group; and
•	each stockholder known by us to beneficially own more than 5% of our common stock

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. Shares of common stock that may be acquired by an individual or group within 60 days of March 1, 2019, pursuant to derivative securities, such as options or RSUs, are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table. Percentage of ownership is based on an aggregate of 5,701,139 shares of common stock outstanding as of March 1, 2019.

Except as indicated in footnotes to the this table, we believe that the stockholders named in this table have sole voting and investment power with respect to all shares of common stock shown to be beneficially  owned by them, based on information provided to us by such stockholder.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percentage of Outstanding Shares (1)
Named Directors & Executive Officers
Larry Puckett	132,000		2.32%
Jim Ridling	100,352		1.76%
Vernon B Taylor	131,139		2.30%
James M Stubbs	212,477	(2)	3.73%
Gerald R Smith, Jr	84,450	(3)	1.48%
W. Murray Neighbors	60,002		1.05%
John A. Freeman	24,969		0.44%
Kenneth H. Givens	35,500	(4)	0.62%
Charles Moore, III	16,080	(5)	0.28%

Executive Officers and Directors as a Group	796,969		13.98%
5% Stockholders known by us	N/A

(1)

Based upon total outstanding shares as of March 1, 2019.  Percentages are calculated for each person assuming the exercise of options or warrants held by such person but that no other person exercises options or warrants.  For the directors and executive officers as a group, the percentage is determined by assuming that each director and executive officer exercises all options and warrants but that no other person exercises options or warrants.

(2)	James M. Stubbs’ ownership includes 52,000 vested options not yet exercised. Also includes 41,875 shares held in a trust where Mr. Stubbs is the trustee, but not the beneficiary of the trust.
(3)	Gerald R. Smith, Jr.’s ownership includes 19,200 vested options not yet exercised.
(4)	Kenneth H. Givens’ ownership solely represents 27,500 vested options not yet exercised.
(5)	Nominated for election as director at the April 2019 annual meeting.

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

Item 14. Principal Accountant Fees and Services

During the period covering the fiscal years ended December 31, 2018 and 2017, Mauldin & Jenkins, LLC performed the following professional services. The retention of Mauldin & Jenkins, LLC was approved in advance by the audit committee.  In accordance with the Company’s audit committee procedures, the audit committee approved the retention of the independent accountants, the length of its engagement, and the services performed.

Description	2018	2017
Audit Fees	$116,597	$115,262
Audit-Related Fees	$-	$-
Tax Fees	$-	$-
All Other Fees	$-	$-

Item 15. Index to Exhibits

Documents Filed as Part of this Report.

(1)	The following financial statements are incorporated by reference from Item 8 hereof:

•	Consolidated Balance Sheets as of December 31, 2018 and 2017;
•	Consolidated Statements of Income for the Years Ended December 31, 2018 and 2017;
•	Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2018 and 2017;
•	Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2018 and 2017;
•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2018 and 2017; and
•	Notes to Consolidated Financial Statements.

(2)

All schedules for which provision is made in the applicable accounting regulations of the SEC are omitted because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements and related notes thereto.

(3)	The following exhibits are filed as part of this Form 10-K, and this list includes the Exhibit Index.

Exhibit Number	Description of Exhibit

2.1

Agreement and Plan of Merger, dated as of May 13, 2015, by and among River Financial Corporation and Keystone Bancshares, Inc. filed as Annex A to the Registrant’s Registration Statement on Form S-4, registration no. 333-205986 filed on July 31, 2015 and incorporated herein by reference.

2.2

Agreement and Plan of Merger, dated as of July 10, 2018, by and among River Financial Corporation, River Acquisition Corporation and PSB Bancshares, Inc. filed as Exhibit 2.1 on Form 8-K, filed on July 16, 2018 and incorporated herein by reference.

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

10.1 *

River Financial 2006 Stock Compensation Plan filed as Exhibit 10.1 to the Registrant’s Registration Statement on Form S-4, registration no. 333-205986 filed on July 31, 2015 and incorporated herein by reference.

10.2 *

River Financial Change in Control Agreement for Jimmy Stubbs filed as Exhibit 10.2 to the Registrant’s Registration Statement on Form S-4, registration no. 333-205986 filed on July 31, 2015 and incorporated herein by reference.

10.3 *

River Financial Change in Control Agreement for Kenneth H. Givens filed as Exhibit 10.3 to the Registrant’s Registration Statement on Form S-4, registration no. 333-205986 filed on July 31, 2015 and incorporated herein by reference.

10.4 *

River Financial Change in Control Agreement for Joel K. Winslett filed as Exhibit 10.4 to the Registrant’s Registration Statement on Form S-4, registration no. 333-205986 filed on July 31, 2015 and incorporated herein by reference.

10.5 *

River Financial Change in Control Agreement for Ray Smith filed as Exhibit 10.5 to the Registrant’s Registration Statement on Form S-4, registration no. 333-205986 filed on July 31, 2015 and incorporated herein by reference.

10.6 *

River Financial Change in Control Agreement for Boles Pegues filed as Exhibit 10.6 to the Registrant’s Registration Statement on Form S-4, registration no. 333-205986 filed on July 31, 2015 and incorporated herein by reference.

10.7 *

River Financial Employment Term Sheet for Ray Smith filed as Exhibit 10.7 to the Registrant’s Registration Statement on Form S-4, registration no. 333-205986 filed on July 31, 2015 and incorporated herein by reference.

10.8 *

River Financial Employment Term Sheet for Boles Pegues filed as Exhibit 10.8 to the Registrant’s Registration Statement on Form S-4, registration no. 333-205986 filed on July 31, 2015 and incorporated herein by reference.

10.9 *

River Bank & Trust Form of Warrant Agreement, assumed by River Financial filed as Exhibit 10.9 to the Registrant’s Registration statement on Form S-4, registration no. 333-205986 filed on July 31, 2015 and incorporated herein by reference.

10.10 *

River Financial 2015 Incentive Stock Compensation Plan filed as Annex E to the Registrant’s Registration Statement on Form S-4, registration no. 333-205986 filed on July 31, 2015 and incorporated herein by reference.

10.11	Loan Agreement between River Financial Corporation and Southpoint Bank filed as Exhibit 10.1 to the Registrant’s Form 8-K filed January 5, 2016 and incorporated herein by reference.
10.12	Loan Agreement between River Financial Corporation and CenterState Bank filed as Exhibit 10.1 to the Registrant’s Form 8-K/A filed November 2, 2018 and incorporated herein by reference.

21.1

Subsidiaries of River Financial Corporation, filed as Exhibit 21.1 to the Registrant’s Registration Statement on Form S-4, registration no. 333-205986 filed on July 31, 2015 and incorporated herein by reference.

23.1	Consent of Mauldin and Jenkins, LLC (Filed herewith)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended (Filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended (Filed herewith)

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Filed herewith)

101	Interactive Data Files
*	Management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary

Not applicable.

Signatures

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934 the registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Prattville, State of Alabama, on March 20, 2019.

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
John A. Freeman

* March 20, 2019

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.

To date no annual report or proxy statement has been furnished to shareholders.  The registrant shall furnish to the Commissioner copies of its proxy statement when sent to security holders.