Form 10-Q
period 2019-03-31
River Financial Corp
filed 2019-05-07
CIK 1641601

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

As of May 1, 2019, the registrant had 5,703,639 shares of common stock, $1.00 par value per share, outstanding.

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

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

RIVER FINANCIAL CORPORATION

Consolidated Statements of Financial Condition

(in thousands except share data)

	March 31, 2019	December 31, 2018
	Unaudited	Audited
Assets
Cash and due from banks	$17,535	$13,834
Interest-bearing deposits in banks	25,823	32,253
Federal funds sold	1,990	1,420
Cash and cash equivalents	45,348	47,507

Certificates of deposit in banks	6,176	6,166
Securities available-for-sale	225,491	228,630
Loans held for sale	4,048	2,619
Loans, net of unearned income	731,609	711,262
Less allowance for loan losses	(7,128)	(6,577)
Net loans	724,481	704,685
Premises and equipment, net	29,144	26,827
Accrued interest receivable	3,366	3,260
Bank owned life insurance	20,702	20,563
Foreclosed assets	335	496
Deferred income taxes	753	1,181
Core deposit intangible	5,253	5,583
Goodwill	18,293	18,293
Other assets	7,023	4,654
Total assets	$1,090,413	$1,070,464
Liabilities and Shareholders' Equity
Noninterest-bearing deposits	$247,995	$241,274
Interest-bearing deposits	684,095	657,433
Total deposits	932,090	898,707
Securities sold under agreements to repurchase	10,165	7,975
Federal Home Loan Bank advances	-	20,000
Note payable	26,184	26,963
Accrued interest payable and other liabilities	7,487	5,343
Total liabilities	975,926	958,988
Common stock related to 401(k) Employee Stock Ownership Plan	1,343	1,343
Stockholders' Equity:
Common stock ($1 par value; 10,000,000 shares authorized; 5,707,848 and 5,692,123 shares issued; 5,703,639 and 5,687,914 shares outstanding, respectively)	5,708	5,692
Additional paid in capital	79,774	79,604
Retained earnings	30,184	29,460
Accumulated other comprehensive loss	(1,066)	(3,167)
Treasury stock at cost (4,209 shares)	(113)	(113)
Common stock related to 401(k) Employee Stock Ownership Plan	(1,343)	(1,343)
Total stockholders' equity	113,144	110,133
Total equity	114,487	111,476
Total liabilities and stockholders' equity	$1,090,413	$1,070,464

The accompanying notes are an integral part of these financial statements.

RIVER FINANCIAL CORPORATION

Unaudited Consolidated Statements of Income

(in thousands except per share data)

	For the Three Months Ended:
	March 31,
	2019	2018
Interest income:
Loans, including fees	$9,751	$7,326
Taxable securities	1,097	625
Nontaxable securities	345	204
Federal funds sold	10	-
Other interest income	151	44
Total interest income	11,354	8,199
Interest expense:
Deposits	1,483	582
Short-term borrowings	13	10
Federal Home Loan Bank advances	29	61
Note payable	399	60
Total interest expense	1,924	713
Net interest income	9,430	7,486
Provision for loan losses	540	480
Net interest income after provision for loan losses	8,890	7,006
Noninterest income:
Service charges and fees	1,084	760
Investment brokerage revenue	17	42
Mortgage operations	423	410
Bank owned life insurance income	139	140
Net gain on sale of investment securities	-	2
Other noninterest income	135	115
Total noninterest income	1,798	1,469
Noninterest expense:
Salaries and employee benefits	4,020	3,369
Occupancy expenses	479	342
Equipment rentals, depreciation, and maintenance	276	258
Telephone and communications	78	49
Advertising and business development	208	120
Data processing	687	417
Foreclosed assets, net	66	23
Federal deposit insurance and other regulatory assessments	98	82
Legal and other professional services	177	110
Other operating expense	1,226	819
Total noninterest expense	7,315	5,589
Income before income taxes	3,373	2,886
Provision for income taxes	719	627
Net income	$2,654	$2,259

Basic net earnings per common share	$0.47	$0.44
Diluted net earnings per common share	$0.46	$0.43
Dividends per common share	$0.33	$0.28

The accompanying notes are an integral part of these financial statements.

RIVER FINANCIAL CORPORATION

Unaudited Consolidated Statements of Comprehensive Income

(in thousands)

	For the Three Months Ended
	March 31,
	2019	2018
Net income	$2,654	$2,259
Other comprehensive income (loss), net of tax:
Investment securities available-for-sale:
Net unrealized gains (losses)	2,805	(2,355)
Income tax effect	(704)	592
Reclassification adjustments for net gains realized in net income	-	(4)
Income tax effect	-	1
Other comprehensive income (loss)	2,101	(1,766)
Comprehensive income	$4,755	$493

The accompanying notes are an integral part of these financial statements.

RIVER FINANCIAL CORPORATION

Unaudited Consolidated Statements of Changes in Stockholders' Equity

(in thousands except share and per share data)

				Accumulated		Common
		Additional		Other		Stock	Total
	Common	Paid In	Retained	Comprehensive	Treasury	Related to	Stockholders'
	Stock	Capital	Earnings	Loss	Stock	KSOP	Equity
Balance at December 31, 2018	$5,692	$79,604	$29,460	$(3,167)	$(113)	$(1,343)	$110,133
Net income	-	-	2,654	-	-	-	2,654
Other comprehensive income	-	-	-	2,101	-	-	2,101
Exercise of stock options and warrants (15,725 shares)	16	126	-	-	-	-	142
Dividends declared ($0.33 per share)	-	-	(1,882)	-	-	-	(1,882)
Adoption of lease standard			(48)				(48)
Stock compensation expense	-	44	-	-	-	-	44
Balance at March 31, 2019	$5,708	$79,774	$30,184	$(1,066)	$(113)	$(1,343)	$113,144

The accompanying notes are an integral part of these financial statements.

RIVER FINANCIAL CORPORATION

Unaudited Consolidated Statements of Cash Flows

(in thousands)

	For the Three Months
	Ended March 31,
	2019	2018
Cash Flows From (Used For) Operating Activities:
Net Income	$2,654	$2,259
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	540	480
Provision for losses on foreclosed assets	44	30
Amortization of securities available-for-sale	361	459
Accretion of securities available-for-sale	(138)	(7)
Realized net gain on securities available-for-sale	-	(2)
Accretion of discount on acquired loans	(370)	(342)
Amortization of deferred loan fees	(354)	(277)
Amortization of core deposit intangible asset	330	127
Amortization of operating right-of-use assets	-	-
Stock compensation expense	44	14
Bank owned life insurance income	(139)	(140)
Depreciation and amortization of premises and equipment	341	248
Loss on sale of foreclosed assets	15	-
Deferred income tax benefit	(277)	(392)
(Increase) decrease in operating assets and (decrease) increase in operating liabilities:
Loans held-for-sale	(1,429)	121
Accrued interest receivable	(106)	370
Other assets	(2,997)	(502)
Accrued interest payable and other liabilities	2,097	333
Net cash from operating activities	616	2,779
Cash Flows From (Used For) Investing Activities:
Sales of certificate of deposit	-	1,452
Maturity of certificate of deposit	-	999
Purchase of certificate of deposit	-	(249)
Activity in securities available-for-sale:
Sales	-	35,854
Maturities, payments, calls	9,096	7,966
Purchases	(3,385)	-
Loan principal originations, net	(19,612)	(32,319)
Proceeds from sale of foreclosed assets	102	147
Purchases of premises and equipment	(2,658)	(98)
Sale (purchase) of restricted equity securities, net	628	(12)
Net cash from (used for) investing activities	(15,829)	13,740
Cash Flows From (Used For) Financing Activities:
Net increase in deposits	33,383	196
Net increase (decrease) in securities sold under agreements to repurchase	2,190	(726)
Proceeds from Federal Home Loan Bank advances	-	20,000
Repayment of Federal Home Loan Bank advances	(20,000)	(20,000)
Repayment of note payable	(779)	(268)
Federal funds purchased	-	(1,153)
Proceeds from exercise of common stock options and warrants	142	289
Cash dividends	(1,882)	(1,434)
Net cash from (used for) financing activities	13,054	(3,096)
Net Change In Cash And Cash Equivalents	(2,159)	13,423
Cash and Cash Equivalents At Beginning Of Period	47,507	15,558
Cash and Cash Equivalents At End Of Period	$45,348	$28,981

Supplemental Disclosures Of Cash Flows Information:
Cash Payments For:
Interest paid to depositors	$1,444	$582
Interest paid on borrowings	$466	$125
Non-cash investing and financing activities:
Transfer of loans to foreclosed assets	$-	$308
Initial recognition of operating lease right-of-use assets	$2,172	$-
Initial recognition of operating lease liabilities	$2,237	$-

The accompanying notes are an integral part of these financial statements.

River Financial Corporation

Notes to Unaudited Consolidated Financial Statements

(amounts in thousands, except share and per share data)

Note 1 – Basis of Presentation

General

The unaudited consolidated financial statements include the accounts of River Financial Corporation (“River” or the “Company”) and its wholly owned subsidiary, River Bank & Trust (“Bank”). The Bank provides a full range of commercial and consumer banking services primarily in the Montgomery, Alabama metropolitan area, Autauga, Chilton, Elmore, Etowah, Lee and Tallapoosa counties and surrounding counties in Alabama. The Bank is primarily regulated by the Federal Deposit Insurance Corporation (“FDIC”) and undergoes periodic examinations by this regulatory agency and the Alabama Banking Department.  The Company is regulated by the Federal Reserve Bank (“FRB”) and is also subject to periodic examinations.

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

These interim consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission and, therefore, certain information and note disclosures normally presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted or abbreviated. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes as of December 31, 2018, which are contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018

Preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying disclosures. These estimates are based on management’s best knowledge of current events and actions the Company may undertake in the future. Estimates are used in accounting for, among other items, the allowance for loan losses, foreclosed asset valuations, useful lives for depreciation and amortization, fair value of financial instruments, deferred taxes, and contingencies. Estimates that are particularly susceptible to significant change for the Company include the determination of the allowance for loan losses, investment securities impairment, and assessment of deferred tax assets and liabilities, and therefore are critical accounting policies. Management does not anticipate any material changes to estimates in the near term. Factors that may cause sensitivity to the aforementioned estimates include but are not limited to: external market factors such as market interest rates and employment rates, changes to operating policies and procedures, economic conditions in our markets, and changes in applicable banking regulations. Actual results may ultimately differ from estimates, although management does not generally believe such differences would materially affect the consolidated financial statements in any individual reporting period presented.

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

The reconciliation of the components of the basic and diluted earnings per share is as follows (amounts in thousands):

	For the Three Months
	Ended March 31,
	2019	2018
Net earnings available to common shareholders	$2,654	$2,259
Weighted average common shares outstanding	5,698,634	5,111,704
Dilutive effect of stock options	93,775	90,888
Diluted common shares	5,792,409	5,202,592
Basic earnings per common share	$0.47	$0.44
Diluted earnings per common share	$0.46	$0.43

Note 3 – Investment Securities

Securities available-for-sale at March 31, 2019 and December 31, 2018 are as follows (amounts in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2019:
Securities available-for-sale:
Residential mortgage-backed	$107,770	$241	$(2,843)	$105,168
U.S. govt. sponsored enterprises	60,314	785	(169)	60,930
State, county, and municipal	56,150	744	(148)	56,746
Corporate debt obligations	2,661	12	(26)	2,647
Totals	$226,895	$1,782	$(3,186)	$225,491

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2018:
Securities available-for-sale:
Residential mortgage-backed	$108,915	$45	$(4,027)	$104,933
U.S. govt. sponsored enterprises	63,833	367	(278)	63,922
State, county, and municipal	57,417	219	(476)	57,160
Corporate debt obligations	2,670	7	(62)	2,615
Totals	$232,835	$638	$(4,843)	$228,630

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

Details concerning investment securities with unrealized losses as of March 31, 2019 and December 31, 2018 are as follows (amounts in thousands):

	Less Than 12 Months		More Than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2019:
Securities available-for-sale:
Residential mortgage-backed	$3,854	$23	$86,553	$2,820	$90,407	$2,843
U.S. govt. sponsored enterprises	1,997	1	8,164	168	10,161	169
State, county & municipal	2,014	6	11,100	142	13,114	148
Corporate debt obligations	512	1	370	25	882	26
Totals	$8,377	$31	$106,187	$3,155	$114,564	$3,186

December 31, 2018:
Securities available-for-sale:
Residential mortgage-backed	$6,003	$27	$88,502	$4,000	$94,505	$4,027
U.S. govt. sponsored enterprises	9,786	13	8,116	265	17,902	278
State, county & municipal	19,043	149	13,880	327	32,923	476
Corporate debt obligations	516	3	332	59	848	62
Totals	$35,348	$192	$110,830	$4,651	$146,178	$4,843

As of March 31, 2019, management does not consider securities with unrealized losses to be other-than-temporarily impaired. The unrealized losses in each category have occurred as a result of changes in interest rates, market spreads and market conditions subsequent to purchase. The Company has the ability and intent to hold its securities for a period of time sufficient to allow for a recovery in fair value. There were no other-than-temporary impairments charged to earnings during the three months ended March 31, 2019 or 2018.  The Company owned a total of 94 securities with unrealized losses of $3.19 million at March 31, 2019. As of March 31, 2019 and December 31, 2018, securities with a carrying value of approximately $63.8 million and $61.5 million, respectively, were pledged to secure public deposits as required by law. At March 31, 2019 and December 31, 2018, the carrying value of securities pledged to secure repurchase agreements was approximately $16 million and $16.5 million, respectively.

The Company did not sell any investment securities during the three months ended March 31, 2019.  During the three months ended March 31, 2018, the Company sold investment securities for proceeds of $35.9 million and realized gains of $2 thousand.

The amortized cost and estimated fair value of securities available-for-sale at March 31, 2019, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities for residential mortgage backed securities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.  These securities are therefore not presented by maturity classification.

	Amortized Cost	Fair Value
	(In Thousands)
Securities available-for-sale
Less than 1 year	$15,225	$15,240
1 to 5 years	55,564	56,109
5 to 10 years	20,351	20,837
After 10 years	27,985	28,137
	119,125	120,323
Residential mortgage-backed securities	107,770	105,168
Totals	$226,895	$225,491

Note 4 – Loans, Allowance for Loan Losses and Credit Quality

Major classifications of loans at March 31, 2019 and December 31, 2018 are summarized as follows (amounts in thousands):

	March 31, 2019		December 31, 2018
	Amount	% of Total	Amount	% of Total
Residential real estate:
Closed-end 1-4 family - first lien	$169,958	23.4%	$162,249	23.0%
Closed-end 1-4 family - junior lien	6,198	0.9%	5,739	0.8%
Multi-family	16,346	2.3%	16,938	2.4%
Total residential real estate	192,502	26.6%	184,926	26.2%
Commercial real estate:
Nonfarm nonresidential	213,735	29.4%	209,391	29.7%
Farmland	9,207	1.3%	10,417	1.5%
Total commercial real estate	222,942	30.7%	219,808	31.2%
Construction and land development:
Residential	43,618	6.0%	39,680	5.6%
Other	68,921	9.5%	62,430	8.9%
Total construction and land development	112,539	15.5%	102,110	14.5%
Home equity lines of credit	41,664	5.8%	39,040	5.5%
Commercial loans:
Other commercial loans	109,890	15.2%	112,927	16.0%
Agricultural	1,652	0.2%	1,743	0.2%
State, county, and municipal loans	20,242	2.8%	19,756	2.9%
Total commercial loans	131,784	18.2%	134,426	19.1%
Consumer loans	32,610	4.5%	33,867	4.8%
Total gross loans	734,041	101.3%	714,177	101.3%
Allowance for loan losses	(7,128)	-1.0%	(6,577)	-0.9%
Net deferred loan fees and discounts	(2,432)	-0.3%	(2,915)	-0.4%
Net loans	$724,481	100.0%	$704,685	100.0%

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

	Real Estate Mortgage Loans
			Construction	Home Equity
			and Land	Lines
Allowance for Loan Losses	Residential	Commercial	Development	Of Credit	Commercial	Consumer	Total
Balance - December 31, 2018	$1,579	$1,961	$942	$394	$1,375	$326	$6,577
Provision(credit) for loan losses	80	268	(20)	24	177	11	540
Loan charge-offs	(2)	-	-	-	(75)	(41)	(118)
Loan recoveries	1	92	3	-	28	5	129
Balance - March 31, 2019	$1,658	$2,321	$925	$418	$1,505	$301	$7,128

Ending balance:
Individually evaluated for impairment	$507	$44	$5	$-	$311	$12	$879
Collectively evaluated for impairment	1,151	2,277	920	418	1,194	289	6,249
Total	$1,658	$2,321	$925	$418	$1,505	$301	$7,128

Loans:
Individually evaluated for impairment	$2,007	$2,458	$155	$325	$427	$51	$5,423
Collectively evaluated for impairment	190,177	220,433	112,319	41,339	131,295	32,490	728,053
Acquired loans with deteriorated credit quality	318	51	65	-	62	69	565
Total	$192,502	$222,942	$112,539	$41,664	$131,784	$32,610	$734,041

	Real Estate Mortgage Loans
			Construction	Home Equity
			and Land	Lines
Allowance for Loan Losses	Residential	Commercial	Development	Of Credit	Commercial	Consumer	Total
Balance - December 31, 2017	$1,167	$1,604	$606	$333	$954	$217	$4,881
Provision for loan losses	65	122	110	46	117	20	480
Loan charge-offs	-	-	-	-	(40)	(30)	(70)
Loan recoveries	-	3	22	2	66	3	96
Balance - March 31, 2018	$1,232	$1,729	$738	$381	$1,097	$210	$5,387

Ending balance:
Individually evaluated for impairment	$524	$176	$15	$-	$171	$9	$895
Collectively evaluated for impairment	708	1,553	723	381	926	201	4,492
Total	$1,232	$1,729	$738	$381	$1,097	$210	$5,387

Loans:
Individually evaluated for impairment	$2,241	$2,266	$166	$100	$296	$85	$5,154
Collectively evaluated for impairment	141,390	183,664	76,151	36,110	117,160	23,118	577,593
Total	$143,631	$185,930	$76,317	$36,210	$117,456	$23,203	$582,747

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

The following table presents impaired loans by class of loans as of March 31, 2019 (amounts in thousands).

Nonaccruing Impaired Loans	Unpaid Principal Balance	Recorded Investment	Impaired Loans With No Allowance	Impaired Loans With Allowance	Allowance for Loan Losses
Mortgage loans on real estate:
Residential real estate	$1,400	$1,400	$-	$1,400	$503
Commercial real estate	100	100	100	-	-
Construction and land development	-	-	-	-	-
Total mortgage loans on real estate	1,500	1,500	100	1,400	503
Home equity lines of credit	225	225	225	-	-
Commercial loans	141	141	-	141	141
Consumer loans	-	-	-	-	-
Total Loans	$1,866	$1,866	$325	$1,541	$644

Accruing Impaired Loans	Unpaid Principal Balance	Recorded Investment	Impaired Loans With No Allowance	Impaired Loans With Allowance	Allowance for Loan Losses
Mortgage loans on real estate:
Residential real estate	$607	$607	$370	$237	$4
Commercial real estate	2,358	2,358	1,547	811	44
Construction and land development	218	155	-	155	5
Total mortgage loans on real estate	3,183	3,120	1,917	1,203	53
Home equity lines of credit	100	100	100	-	-
Commercial loans	286	286	116	170	170
Consumer loans	51	51	27	24	12
Total Loans	$3,620	$3,557	$2,160	$1,397	$235

Total Impaired Loans	Unpaid Principal Balance	Recorded Investment	Impaired Loans With No Allowance	Impaired Loans With Allowance	Allowance for Loan Losses
Mortgage loans on real estate:
Residential real estate	$2,007	$2,007	$370	$1,637	$507
Commercial real estate	2,458	2,458	1,647	811	44
Construction and land development	218	155	-	155	5
Total mortgage loans on real estate	4,683	4,620	2,017	2,603	556
Home equity lines of credit	325	325	325	-	-
Commercial loans	427	427	116	311	311
Consumer loans	51	51	27	24	12
Total Loans	$5,486	$5,423	$2,485	$2,938	$879

The following table presents impaired loans by class of loans as of December 31, 2018 (amounts in thousands).  Purchased credit-impaired loans are not included in these tables because they are carried at fair value and accordingly have no related associated allowance.

Nonaccruing Impaired Loans	Unpaid Principal Balance	Recorded Investment	Impaired Loans With No Allowance	Impaired Loans With Allowance	Allowance for Loan Losses
Mortgage loans on real estate:
Residential real estate	$1,519	$1,519	$118	$1,401	$505
Commercial real estate	423	142	142	-	-
Construction and land development	-	-	-	-	-
Total mortgage loans on real estate	1,942	1,661	260	1,401	505
Home equity lines of credit	-	-	-	-	-
Commercial loans	143	143	-	143	143
Consumer loans	-	-	-	-	-
Total Loans	$2,085	$1,804	$260	$1,544	$648

Accruing Impaired Loans	Unpaid Principal Balance	Recorded Investment	Impaired Loans With No Allowance	Impaired Loans With Allowance	Allowance for Loan Losses
Mortgage loans on real estate:
Residential real estate	$489	$489	$370	$119	$2
Commercial real estate	1,783	1,783	965	818	54
Construction and land development	221	158	-	158	8
Total mortgage loans on real estate	2,493	2,430	1,335	1,095	64
Home equity lines of credit	100	100	100	-	-
Commercial loans	119	119	119	-	-
Consumer loans	54	54	29	25	13
Total Loans	$2,766	$2,703	$1,583	$1,120	$77

Total Impaired Loans	Unpaid Principal Balance	Recorded Investment	Impaired Loans With No Allowance	Impaired Loans With Allowance	Allowance for Loan Losses
Mortgage loans on real estate:
Residential real estate	$2,008	$2,008	$488	$1,520	$507
Commercial real estate	2,206	1,925	1,107	818	54
Construction and land development	221	158	-	158	8
Total mortgage loans on real estate	4,435	4,091	1,595	2,496	569
Home equity lines of credit	100	100	100	-	-
Commercial loans	262	262	119	143	143
Consumer loans	54	54	29	25	13
Total Loans	$4,851	$4,507	$1,843	$2,664	$725

The following table presents the average recorded investment in impaired loans and the interest income recognized on impaired loans in the three months ended March 31, 2019 and 2018 by loan category (amounts in thousands).

	Three Months Ended			Three Months Ended
	March 31, 2019			March 31, 2018
	Average	Ending		Average	Ending
	Recorded	Recorded	Interest	Recorded	Recorded	Interest
	Investment	Investment	Income	Investment	Investment	Income
Mortgage loans on real estate:
Residential real estate	$2,007	$2,007	$6	$2,249	$2,241	$12
Commercial real estate	2,212	2,458	30	2,281	2,266	23
Construction and land development	156	155	2	167	166	2
Total mortgage loans on real estate	4,375	4,620	38	4,697	4,673	37
Home equity lines of credit	212	325	2	100	100	1
Commercial loans	344	427	5	298	296	2
Consumer loans	171	51	2	86	85	-
Total Loans	$5,102	$5,423	$47	$5,181	$5,154	$40

The following tables present the aging of loans and non-accrual loan balances as of March 31, 2019 and December 31, 2018, by class of loans (amounts in thousands).

	Accruing Loans
As of March 31, 2019	Current	30-89 Days Past Due	90+ Days Past Due	Nonaccrual Loans	Total Loans
Mortgage loans on real estate:
Residential real estate	$188,931	$1,239	$-	$2,332	$192,502
Commercial real estate	222,264	469	-	209	222,942
Construction and land development	110,835	1,665	-	39	112,539
Total mortgage loans on real estate	522,030	3,373	-	2,580	527,983
Home equity lines of credit	41,301	17	-	346	41,664
Commercial loans	129,188	2,455	-	141	131,784
Consumer loans	32,204	305	-	101	32,610
Total Loans	$724,723	$6,150	$-	$3,168	$734,041

	Accruing Loans
As of December 31, 2018	Current	30-89 Days Past Due	90+ Days Past Due	Nonaccrual Loans	Total Loans
Mortgage loans on real estate:
Residential real estate	$181,252	$1,528	$19	$2,127	$184,926
Commercial real estate	219,578	68	-	162	219,808
Construction and land development	101,993	23	-	94	102,110
Total mortgage loans on real estate	502,823	1,619	19	2,383	506,844
Home equity lines of credit	38,891	24	-	125	39,040
Commercial loans	134,066	217	-	143	134,426
Consumer loans	33,544	234	-	89	33,867
Total Loans	$709,324	$2,094	$19	$2,740	$714,177

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be Pass rated loans. As of March 31, 2019 and December 31, 2018, and based on the most recent analysis performed as of those dates, the risk category of loans by class of loans is as follows (amounts in thousands):

As of March 31, 2019	Pass	Special Mention	Substandard	Doubtful	Total
Mortgage loans on real estate:
Residential real estate	$186,773	$2,479	$3,250	$-	$192,502
Commercial real estate	216,247	4,006	2,689	-	222,942
Construction and land development	112,323	68	148	-	112,539
Total mortgage loans on real estate	515,343	6,553	6,087	-	527,983
Home equity lines of credit	41,159	59	446	-	41,664
Commercial loans	129,974	1,200	610	-	131,784
Consumer loans	32,013	338	259	-	32,610
Total Loans	$718,489	$8,150	$7,402	$-	$734,041

As of December 31, 2018	Pass	Special Mention	Substandard	Doubtful	Total
Mortgage loans on real estate:
Residential real estate	$179,132	$2,435	$3,270	$89	$184,926
Commercial real estate	212,421	4,609	2,778	-	219,808
Construction and land development	101,612	49	449	-	102,110
Total mortgage loans on real estate	493,165	7,093	6,497	89	506,844
Home equity lines of credit	38,530	285	225	-	39,040
Commercial loans	131,449	2,612	343	22	134,426
Consumer loans	33,269	330	268	-	33,867
Total Loans	$696,413	$10,320	$7,333	$111	$714,177

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

Loans and mortgage loans held-for-sale – The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. When a loan is identified as individually impaired, management measures impairment using one of three methods. These methods  include collateral value, market value of similar debt, and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. As of March 31, 2019 and December 31, 2018, impaired loans were evaluated based on the fair value of the collateral. Impaired loans for which an allowance is established based on the fair value of collateral, or loans that were charged down according to the fair value of collateral, require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price, the Company records the impaired loan as nonrecurring Level 2. When the fair value is based on an appraised value, the Company records the impaired loan as nonrecurring Level 3.

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

Note payable – For disclosure purposes the carrying amount of the fixed rate note payable approximates fair value.

Commitments to extend credit and standby letters of credit - Because commitments to extend credit and standby letters of credit are generally short-term and made using variable rates, the carrying value and estimated fair value associated with these instruments are immaterial.

Assets and liabilities measured at fair value on a recurring basis - The only assets and liabilities measured at fair value on a recurring basis are our securities available-for-sale.  There were no transfers between levels during the period.  Information related to the Company’s assets and liabilities measured at fair value on a recurring basis at March 31, 2019 and December 31, 2018 is as follows: (amounts in thousands)

	Fair Value Measurements At Reporting Date Using:
March 31, 2019	Fair Value	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Securities available-for-sale:
Residential mortgage -backed	$105,168	$-	$105,168	$-
U.S. government sponsored enterprises	60,930	-	60,930	-
State, county, and municipal	56,746	-	56,746	-
Corporate debt obligations	2,647	-	2,647	-
Totals	$225,491	$-	$225,491	$-

	Fair Value Measurements At Reporting Date Using:
December 31, 2018	Fair Value	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Securities available-for-sale:
Residential mortgage -backed	$104,933	$-	$104,933	$-
U.S. government sponsored enterprises	63,922	-	63,922	-
State, county, and municipal	57,160	-	57,160	-
Corporate debt obligations	2,615	-	2,615	-
Totals	$228,630	$-	$228,630	$-

Assets measured at fair value on a nonrecurring basis – The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a nonrecurring basis are included in the table below as of March 31, 2019 and December 31, 2018 (amounts in thousands):

	Fair Value Measurements At Reporting Date Using:
March 31, 2019	Fair Value	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$4,544	$-	$-	$4,544
Foreclosed assets	335	-	-	335
Totals	$4,879	$-	$-	$4,879

December 31, 2018	Fair Value	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$3,782	$-	$-	$3,782
Foreclosed assets	496	-	-	496
Totals	$4,278	$-	$-	$4,278

The Company has estimated the fair values of these assets using Level 3 inputs, specifically the appraised value of the collateral. Impaired loan balances represent those collateral dependent impaired loans where management has estimated the credit loss by comparing the loan’s carrying value against the expected realizable fair value of the impaired loan for the amount of the credit loss.

The estimated fair values, and related carrying or notional amounts, of the Company’s financial instruments as of March 31, 2019 and December 31, 2018 are as follows (amounts in thousands):

		Estimated Fair Value
March 31, 2019	Carrying Amount	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$45,348	$45,348	$-	$-
Certificates of deposit in banks	6,176	-	6,176	-
Securities available-for-sale	225,491	-	225,491	-
Loans held-for-sale	4,048	-	4,048	-
Restricted equity securities	2,651	-	-	2,651
Loans receivable	724,481	-	721,512	4,544
Bank owned life insurance	20,702	-	20,702	-
Accrued interest receivable	3,366	-	3,366	-
Financial liabilities:
Deposits	932,090	-	898,344	-
Accrued interest payable	476	-	476	-
Securities sold under agreements to repurchase	10,165	-	10,165	-
Note payable	26,184	-	26,184	-

		Estimated Fair Value
December 31, 2018	Carrying Amount	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$47,507	$47,507	$-	$-
Certificates of deposit in banks	6,166	-	6,166	-
Securities available-for-sale	228,630	-	228,630	-
Loans held-for-sale	2,619	-	2,619	-
Restricted equity securities	1,941	-	-	1,941
Loans receivable	704,685	-	699,076	3,782
Bank owned life insurance	20,563	-	20,563	-
Accrued interest receivable	3,260	-	3,260	-
Financial liabilities:
Deposits	898,707	-	861,683	-
Accrued interest payable	462	-	462	-
Securities sold under agreements to repurchase	7,975	-	7,975	-
Federal Home Loan Bank advances	20,000	-	19,999	-
Note payable	26,963	-	26,963	-

The estimated fair values of the standby letters of credit and loan commitments on which the committed interest rate is less than the current market rate are insignificant at March 31, 2019 and December 31, 2018.

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

Note 6 – Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, “Leases.” Under the new guidance, lessees will be required to recognize the following for all leases (with the exception of short-term leases): 1) a lease liability, which is the present value of a lessee’s obligation to make lease payments, and 2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Lessor accounting under the new guidance remains largely unchanged as it is substantially equivalent to existing guidance for sales-type leases, direct financing leases, and operating leases. Leveraged leases have been eliminated, although lessors can continue to account for existing leveraged leases using the current accounting guidance. Other limited changes were made to align lessor accounting with the lessee accounting model and the new revenue recognition standard. All entities will classify leases to determine how to recognize lease-related revenue and expense. Quantitative and qualitative disclosures will be required by lessees and lessors to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. The intention is to require enough information to supplement the amounts recorded in the financial statements so that users can understand more about the nature of an entity’s leasing activities. ASU No. 2016-02 is effective for interim and annual reporting periods beginning after December 15, 2018. All entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. As the Company elected the transition option provided in ASU No. 2018-11 (see below), the modified retrospective approach was applied on January 1, 2019 (as opposed to January 1, 2018). The Company also elected certain relief options offered in ASU 2016-02 including the package of practical expedients, the option not to separate lease and non-lease components and instead to account for them as a single lease component, and the option not to recognize right-of-use assets and lease liabilities that arise from short-term leases (i.e., leases with terms of twelve months or less). The Company did not elect the hindsight practical expedient, which allows entities to use hindsight when determining lease term and impairment of right-of-use assets. The Company has several lease agreements, such as branch locations, which are considered operating leases, and therefore, were not previously recognized on the Company’s consolidated statements of condition. The new guidance requires these lease agreements to be recognized on the consolidated statements of condition as a right-of-use asset and a corresponding lease liability. The new guidance did not have a material impact on the consolidated statements of income or the consolidated statements of cash flows. See Note 9 Leases for more information.

In July 2018, the FASB issued ASU No. 2018-11, “Leases - Targeted Improvements” to provide entities with relief from the costs of implementing certain aspects of the new leasing standard, ASU No. 2016-02. Specifically, under the amendments in ASU 2018-11: (1) entities may elect not to recast the comparative periods presented when transitioning to the new leasing standard, and (2) lessors may elect not to separate lease and non-lease components when certain conditions are met. The amendments have the same effective date as ASU 2016-02 (January 1, 2019 for the Company). The Company adopted ASU 2018-11 on its required effective date of January 1, 2019 and elected both transition options mentioned above. ASU 2018-11 did not have a material impact on the Company’s Consolidated Financial Statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326):  Measurement of Credit Losses on Financial Instruments. The new guidance will apply to most financial assets measured at amortized cost and certain other instruments including loans, debt securities held to maturity, net investments in leases and off-balance-sheet credit exposures. The guidance will replace the current incurred loss accounting model that delays recognition of a loss until it is probable a loss has been incurred with an expected loss model that reflects expected credit losses based upon a broader range of estimates including consideration of past events, current conditions and supportable forecasts. The guidance also eliminates the current accounting model for purchased credit impaired loans and debt securities. For securities available for sale, credit losses are to be recognized as allowances rather than reductions in the amortized cost of the securities, which will require re-measurement of the related allowance at each reporting period. The guidance includes enhanced disclosure requirements intended to help financial statement users better understand estimates and judgments used in estimating credit losses. The guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Our implementation efforts continued throughout 2018, assessing credit loss forecasting models and processes against the new guidance. In the first quarter of 2019 we began running the expected loss model along with our current model. While we continue to evaluate the impact the new guidance will have on our financial position and results of operations, we currently expect the new guidance may result in an increase to our allowance for credit losses given the change to estimated losses over the contractual life of the loan portfolio. The amount of any change to our allowance is still under review and will depend, in part, upon the composition of our loan portfolio at the adoption date as well as economic conditions and loss forecasts at that date.

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

In March 2017, the FASB issued ASU 2017-08, Receivables – Nonrefundable Fees and Other Costs (Subtopic 310-20), Premium Amortization on Purchased Callable Debt Securities. The amendments shorten the amortization period for certain callable debt securities held at a premium. Specifically, the amendments require the premium to be amortized to the earliest call date. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. The amendments in this ASU are effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. The amendments should be applied on a modified retrospective basis, with a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The ASU did not have an impact on The Company’s financial position or results of operations.

Note 7 – Defined Contribution Plan

The Company provides a 401(k) employee stock ownership plan (KSOP), which covers substantially all of the Company’s employees who are eligible, as to age and length of service. A participant may elect to make contributions up to $19 thousand and $18.5 thousand of the participant’s annual compensation in 2019 and 2018, respectively. The Company makes contributions up to 3% of each participant’s annual compensation and the Company matches 50% of the next 2% contributed by the employee. Contributions to the plan by Company were approximately $119 thousand and $96 thousand for the three months ended March 31, 2019 and 2018, respectively.  Outstanding shares of the Company’s common stock allocated to participants at March 31, 2019 and December 31, 2018 totaled 68,889 shares, and there were no unallocated shares. These shares are treated as outstanding for purposes of calculating earnings per share and dividends on these shares are included in the Consolidated Statements of Stockholders’ Equity.

The Company’s KSOP includes a put option for shares of the Company’s common stock distributed from the KSOP. Shares are distributed from the KSOP primarily to separate vested participants and certain eligible participants who elect to diversify their account balances. Since the Company’s common stock is not currently traded on an established securities market, if the owners of distributed shares desire to sell their shares, the Company is required to purchase the shares at fair value during two put option periods following the distribution of the shares from the KSOP. The first put option period is within sixty days following the distribution of the shares from the KSOP.  The second put option period begins on the first day of the fifth month of the plan year for a sixty day period. The fair value of distributed shares subject to the put option totaled $0 as of March 31, 2019 and December 31, 2018. The cost of the KSOP shares totaled $1.34 million as of March 31, 2019 and December 31, 2018. Due to the Company’s obligation under the put option, the distributed shares and KSOP shares are classified as temporary equity in the mezzanine section of the consolidated statements of financial condition and totaled $1.34 million as of March 31, 2019 and December 31, 2018. The fair value of the KSOP shares totaled $1.65 million as of March 31, 2019 and December 31, 2018.

Note 8 – Acquisition

On October 31, 2018, the Company completed its merger with PSB Bancshares, Inc. (“PSB”), a bank holding company headquartered in Clanton, Alabama. At that time, PSB’s wholly-owned banking subsidiary, Peoples Southern Bank was merged with and into RB&T. Peoples Southern Bank had a total of three banking locations located in Clanton, and Thorsby, Alabama. Upon consummation of the acquisition, PSB was merged with and into the Company, with the Company as the surviving entity in the merger. PSB’s common shareholders received sixty (60) shares of the Company’s common stock and $6,610 in cash in exchange for each share of PSB’s common stock. The Company paid cash totaling $24.5 million and issued 222,360 shares of the Company’s common stock. The aggregate estimated value of the consideration given was approximately $30.5 million. The Company recorded $8.2 million of goodwill, which is nondeductible for tax purposes, as this acquisition was a nontaxable transaction. Merger expenses of approximately $1.84 million were charged directly to other noninterest expenses.

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

Note 9 – Leases

A lease is defined as a contract, or part of a contract, that conveys the right to control the use of identified property, plant or equipment for a period of time in exchange for consideration. On January 1, 2019, the Company adopted ASU No. 2016-02 “Leases” (Topic 842) and all subsequent ASUs that modified Topic 842. For the Company, Topic 842 primarily affected the accounting treatment for operating lease agreements in which the Company is the lessee.

Lessee Accounting

Substantially all of the leases in which the Company is the lessee are comprised of real estate property for branches and office space with terms extending through 2028. Substantially all of our leases are classified as operating leases, and therefore, were previously not recognized on the Company’s consolidated statements of condition. With the adoption of Topic 842, operating lease agreements are required to be recognized on the consolidated statements of condition as a right-of-use (“ROU”) asset and a corresponding lease liability.

The following table represents the consolidated statements of condition classification of the Company’s ROU assets and lease liabilities. The Company elected not to include short-term leases (i.e., leases with initial terms of twelve months or less), or equipment leases (deemed immaterial) on the consolidated statements of condition.

Lease Right-of-Use Assets	Classification on Consolidated Statement of Condition	March 31, 2019
Operating lease right-of-use assets	Other Assets	$2,109

Lease Liabilities	Classification on Consolidated Statement of Condition	March 31, 2019
Operating lease liabilities	Accrued interest payable and other liabilities	$2,177

The calculated amount of the ROU assets and lease liabilities in the table above are impacted by the length of the lease term and the discount rate used to present value the minimum lease payments. The Company’s lease agreements often include one or more options to renew at the Company’s discretion. If at lease inception, the Company considers the exercising of a renewal option to be reasonably certain, the Company will include the extended term in the calculation of the ROU asset and lease liability. Regarding the discount rate, Topic 842 requires the use of the rate implicit in the lease whenever this rate is readily determinable. As this rate is rarely determinable, the Company utilizes its incremental borrowing rate at lease inception, on a collateralized basis, over a similar term. For operating leases existing prior to January 1, 2019, the rate for the remaining lease term as of January 1, 2019 was used.

March 31, 2019
Weighted-average remaining lease term for operating leases	7.63 Years
Weighted-average discount rate for operating leases	6.00%

Future minimum payments for operating leases with initial or remaining terms of one year or more as of March 31, 2019 were as follows:

Operating Leases
March 31, 2019 - March 31, 2020	$388
April 1, 2020 - March 31, 2021	380
April 1, 2021 - March 31, 2022	355
April 1, 2022 - March 31, 2023	355
April 1, 2023 - March 31, 2024	355
Afterward	911
Total future minimum lease payments	2,744
Amounts representing Interest	(567)
Present value of net future minimum lease payments	$2,177

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with our condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q, as well as our audited consolidated financial statements and related notes thereto for the year ended December 31, 2018, which are contained in the Annual Report on Form 10-K for the year ended December 31, 2018. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions that could cause actual results to differ materially from our expectations. Factors that could cause such differences are discussed in our 2018 Annual Report on Form 10-K under “Part I, Item 1A - Risk Factors.” We assume no obligation to update any of these forward-looking statements.

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

Our Business

We are a bank holding company headquartered in Prattville, Alabama. We engage in the business of banking through our wholly-owned banking subsidiary, River Bank & Trust, which we may refer to as the “Bank,” or “River Bank.” Through the Bank, we provide a broad array of financial services to businesses, business owners, professionals, and consumers. As of March 31, 2019, we operated fourteen full-service banking offices in Alabama in the cities of Montgomery, Prattville, Millbrook, Wetumpka, Auburn, Opelika, Gadsden, Alexander City, Daphne, Clanton, and Thorsby, Alabama.

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

Overview of First Quarter 2019 Results

Net income was $2.65 million in the quarter ended March 31, 2019, compared with $2.26 million in the quarter ended March 31, 2018. Several significant measures from the 2019 first quarter include:

•	Net interest margin (taxable equivalent) of 3.96%, compared with 4.11% for the first quarter of 2018.
•	Net interest income increase of $1.9 million for the quarter ended March 31, 2019, representing a 25.97% rate of increase over the quarter ended March 31, 2018.
•	Annualized return on average earning assets for the quarter ended March 31, 2019 of 1.08% compared with 1.21% for the quarter ended March 31, 2018.
•	Annualized return on average equity for the quarter ended March 31, 2019 of 9.44% compared with 10.10% for the quarter ended March 31, 2018.
•	Loan increase of $20.3 million during the quarter, representing a 11.44% annualized growth rate.
•	Securities available-for-sale decrease of $3.1 million during the quarter, representing a 5.49% annualized decrease for the quarter.
•	Deposit increase of $33.4 million during the quarter, representing a 14.86% annualized growth rate.
•	Stockholders’ equity increase of $3.0 million during the quarter representing a 10.94% annualized growth rate.
•	Book value per share of $20.07 at March 31, 2019, compared with $19.60 per share at December 31, 2018.
•	Tangible book value per share of $15.94 at March 31, 2019, compared with $15.40 at December 31, 2018.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared based on the application of certain accounting policies, the most significant of which are described in the notes to the financial statements for the year ended December 31, 2018, which are contained in our Annual Report filed on Form 10-K. Certain of these policies require numerous estimates and strategic or economic assumptions that may prove inaccurate or subject to variation and may significantly affect our reported results and financial position for the current period or future periods. The use of estimates, assumptions, and judgment is necessary when financial assets and liabilities are required to be recorded at, or adjusted to reflect fair value. Assets carried at fair value inherently result in more financial statement volatility. Fair values and information used to record valuation adjustments for certain assets and liabilities are based on quoted market prices or are provided by other independent third-party sources, when available. When such information is not available, management estimates valuation adjustments. Changes in underlying factors, assumptions or estimates in any of these areas could have a material impact on our future financial condition and results of operations.

The following briefly describes the more complex policies involving a significant amount of judgments about valuation and the application of complex accounting standards and interpretations.

Allowance for Loan Losses

We record estimated probable inherent credit losses in the loan portfolio as an allowance for loan losses. The methodologies and assumptions for determining the adequacy of the overall allowance for loan losses involve significant judgments to be made by management. Some of the more critical judgments supporting our allowance for loan losses include judgments about: creditworthiness of borrowers, estimated value of underlying collateral, assumptions about cash flow, determination of loss factors for estimating credit losses, and the impact of current events, conditions and other factors impacting the level of inherent losses. Under different conditions or using different assumptions, the actual or estimated credit losses that we may ultimately realize may be different than our estimates. In determining the allowance, we estimate losses on individual impaired loans, or groups of loans that are not impaired, where the probable loss can be identified and reasonably estimated. On a quarterly basis, we assess the risk inherent in our loan portfolio based on qualitative and quantitative trends in the portfolio, including the internal risk classification of loans, historical loss rates, changes in the nature and volume of the loan portfolio, industry or borrower concentrations, delinquency trends, detailed reviews of significant loans with identified weaknesses and the impact of local, regional and national economic factors on the quality of the loan portfolio. Based on this analysis, we may record a provision for loan losses in order to maintain the allowance at appropriate levels. For a more complete discussion of the methodology employed to calculate the allowance for loan losses, see note 1 to our consolidated financial statements for the year ended December 31, 2018, which are contained in our Annual Report on Form 10-K.

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

Comparison of the Results of Operations for the three months ended March 31, 2019 and 2018

The following is a narrative discussion and analysis of significant changes in our results of operations for the three months ended March 31, 2019 compared to the three months ended March 31, 2018.

Net Income

During the three months ended March 31, 2019, our net income was $2.65 million, compared to $2.26 million for the three months ended March 31, 2018, an increase of $395 thousand, or 17.49%.

The primary reason for the increase in net income for the first quarter of 2019 as compared to the first quarter of 2018 was an increase in net interest income. During the three months ended March 31, 2019, net interest income was $9.4 million compared to $7.5 million for the three months ended March 31, 2018, an increase of $1.9 million, or 25.97%. This increase is a result of higher levels of loan volume and other earning assets from organic growth as well as from growth through the PSB merger. The increase in interest income was accompanied by a corresponding increase in interest expense that resulted from an increase in deposit rates and from deposit growth both organically and through the PSB merger. Total noninterest income for the first quarter of 2019 was $1.8 million compared to $1.5 million for the quarter ended March 31, 2018. This increase in noninterest income was primarily the result of the $324 thousand increase in service charges and fees which was mostly a result of additional income from the PSB merger. Total noninterest expense in the first quarter of 2019 increased $1.7 million, or 30.88%, from the first quarter of 2018. This increase was due primarily due to the PSB merger.  The most significant increases was an increase of $651 thousand in salaries and employee benefits, an increase of $270 thousand in data processing, and a $203 thousand increase in amortization expense related to the core deposit intangible asset.

Net Interest Income and Net Interest Margin Analysis

The largest component of our net income is net interest income – the difference between the income earned on interest earning assets and the interest paid on deposits and borrowed funds used to support assets. Net interest income divided by average interest earning assets represents RFC’s net interest margin. The major factors that affect net interest income and net interest margin are changes in volumes, the yield on interest earning assets and the cost of interest bearing liabilities. Our net interest margin can also be affected by economic conditions, the competitive environment, loan demand, and deposit flow. Management’s ability to respond to changes in these factors by using effective asset-liability management techniques is critical to maintaining the stability of the net interest margin and the primary source of earnings. This is discussed in greater detail under the heading “Interest Sensitivity and Market Risk”

Comparison of net interest income for the three months ended March 31, 2019 and 2018

The following table shows, for the three months ended March 31, 2019 and 2018, the average balances of each principal category of our earning assets and interest bearing liabilities and the average taxable equivalent yields on assets and average costs of liabilities. These yields and costs are calculated by dividing the income or expense by the average daily balance of the associated assets or liabilities (amounts in thousands).

	Three Months Ended March 31, 2019			Three Months Ended March 31, 2018
		Interest			Interest
	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Yield/Rate	Balance	Expense	Yield/Rate
Interest earning assets
Loans	$719,104	$9,780	5.52%	$564,571	$7,320	5.26%
Mortgage loans held for sale	1,617	15	3.78%	3,406	25	2.98%
Investment securities:
Taxable securities	174,903	1,097	2.54%	126,083	625	2.01%
Tax-exempt securities	54,326	437	3.27%	40,346	258	2.59%
Interest bearing balances in other banks	26,708	151	2.28%	10,580	44	1.69%
Federal funds sold	1,800	10	0.00%	-	-	0.00%
Total interest earning assets	$978,458	$11,490	4.76%	$744,986	$8,272	4.50%

Interest bearing liabilities
Interest bearing transaction accounts	$247,556	$283	0.46%	$189,166	$113	0.24%
Savings and money market accounts	259,063	640	1.00%	187,297	159	0.34%
Time deposits	163,003	560	1.39%	135,595	310	0.93%
Short-term debt	9,377	13	0.55%	13,640	10	0.30%
Federal Home Loan Bank advances	4,667	29	2.50%	16,444	61	1.50%
Note payable	26,596	399	6.06%	5,354	60	4.54%
Total interest bearing liabilities	$710,262	$1,924	1.10%	$547,496	$713	0.53%
Noninterest-bearing funding of earning assets	268,196	-	0.00%	197,490	-	0.00%
Total cost of funding earning assets	$978,458	$1,924	0.80%	$744,986	$713	0.39%
Net interest rate spread			3.66%			3.97%
Net interest income/margin (taxable equivalent)		$9,566	3.96%		$7,559	4.11%
Tax equivalent adjustment		(136)			(73)
Net interest income/margin		$9,430	3.91%		$7,486	4.08%

The following table reflects, for the three months ended March 31, 2019 and 2018, the changes in our net interest income due to variances in the volume of interest earning assets and interest bearing liabilities and variances in the associated rates earned or paid on these assets and liabilities (amounts in thousands).

	Three Months Ended March 31, 2019 vs.
	Three Months Ended March 31, 2018
		Variance
		due to
	Volume	Yield/Rate	Total
Interest earning assets
Loans	$1,999	$461	$2,460
Mortgage loans held for sale	(13)	3	(10)
Investment securities:
Taxable securities	243	229	472
Tax-exempt securities	89	90	179
Interest bearing balances in other banks	69	38	107
Federal funds sold	-	10	10
Total interest earning assets	$2,387	$831	$3,218

Interest bearing liabilities
Interest bearing transaction accounts	$35	$135	$170
Savings and money market accounts	60	421	481
Time deposits	62	188	250
Short-term debt	(3)	6	3
Federal Home Loan Bank advances	(43)	11	(32)
Note payable	241	98	339
Total interest bearing liabilities	$352	$859	$1,211

Net interest income
Net interest income (taxable equivalent)	$2,035	$(28)	$2,007
Taxable equivalent adjustment	(37)	(26)	(63)
Net interest income	$1,998	$(54)	$1,944

Total interest income for the three months ended March 31, 2019 was $11.4 million and total interest expense was $1.9 million, resulting in net interest income of $9.4 million for the period. For the same period of 2018, total interest income was $8.2 million and total interest expense was $713 thousand, resulting in net interest income of $7.5 million for the period. This represents a 25.97% increase in net interest income when comparing the same period from 2019 and 2018. When comparing the variances related to interest income for the three months ended March 31, 2019 and 2018, the increase was primarily attributed to increases in average volumes in loans and investment securities. The volume related increase in interest income for the three months ended March 31, 2019 was also accompanied by an increase in the yield on loans and investment securities.  When comparing variances related to interest expense for the three months ended March 31, 2019 and 2018, the increase resulted primarily from an increase in the effective rates paid on deposit accounts as well as from the increased interest expense on the note payable related to the PSB merger.

Provision for Loan Losses

The provision for loan losses represents a charge to earnings necessary to establish an allowance for loan losses that, in management’s evaluation, is adequate to provide coverage for estimated losses on outstanding loans and to provide for uncertainties in the economy. As a result of evaluating the allowance for loan losses at March 31, 2019, management recorded a provision of $540 thousand in the first quarter of 2019 compared to a provision of $480 thousand in the first quarter of 2018. The increase in the provision was primarily related to the continued loan growth from March 31, 2018 to March 31, 2019.

The allowance for loan losses is increased by a provision for loan losses, which is a charge to earnings, and it is decreased by loan charge-offs and increased by recoveries on loans previously charged off. In determining the adequacy of the allowance for loan losses, we consider our historical loan loss experience, the general economic environment, our overall portfolio composition and other relevant information. As these factors change, the level of loan loss provision changes.  When individual loans are evaluated for impairment and impairment is deemed necessary, a specific allowance is required for the impaired portion of the loan amount. Subsequent changes in the impairment amount will generally cause corresponding changes in the allowance related to the impaired loan and corresponding changes to the loan loss provision. As of March 31, 2019, the recorded allowance related to impaired loans was $879 thousand. As of March 31, 2018, the recorded allowance related to impaired loans was $895 million.

Noninterest Income

In addition to net interest income, we generate various types of noninterest income from our operations. Our banking operations generate revenue from service charges and fees mainly on deposit accounts. Our mortgage division generates revenue from originating and selling mortgage loans. Our investment brokerage division generates revenue through a revenue-sharing relationship with a registered broker-dealer. We also own life insurance policies on several key employees and record income on the increase in the cash surrender value of these policies.

The following table sets forth the principal components of noninterest income for the periods indicated (amounts in thousands).

	For the Three Months
	Ended March 31,
	2019	2018
Service charges and fees	$1,084	$760
Investment brokerage revenue	17	42
Mortgage operations	423	410
Bank owned life insurance income	139	140
Net gain on sale of investment securities	-	2
Other noninterest income	135	115
Total noninterest income	$1,798	$1,469

Noninterest income for the three months ended March 31, 2019 was $1.8 million compared to $1.5 million for the same period in 2018.  The increase of $324 thousand in service charges and fees was primarily related to an increase in the number of deposit accounts and activity within the deposit accounts which was mostly a result of the PSB merger.

Noninterest Expense

Noninterest expenses consist primarily of salaries and employee benefits, building occupancy and equipment expenses, advertising and promotion expenses, data processing expenses, legal and professional services expense and miscellaneous other operating expenses.

The following table sets forth the principal components of noninterest expense for the periods indicated (amounts in thousands).

	For the Three Months
	Ended March 31,
	2019	2018
Salaries and employee benefits	$4,020	$3,369
Occupancy expenses	479	342
Equipment rentals, depreciation, and maintenance	276	258
Telephone and communications	78	49
Advertising and business development	208	120
Data processing	687	417
Foreclosed assets, net	66	23
Federal deposit insurance and other regulatory assessments	98	82
Legal and other professional services	177	110
Other operating expense	1,226	819
Total noninterest expense	$7,315	$5,589

Noninterest expense for the three months ended March 31, 2019 totaled $7.3 million compared with $5.6 million for the same period of 2018. The increase was primarily a result of increases in salaries and employee benefits expense. Salaries and employee benefits increased $651 thousand, or 19.32%, to $4.0 million in the first quarter of 2019 from $3.4 million in the first quarter of 2018. The number of full-time equivalent employees increased from approximately 147 at March 31, 2018 to approximately 188 at March 31, 2019 for an increase of approximately 27.89%. There was also a $270 thousand and $203 thousand increase in data processing and amortization expense related to the core deposit intangible from the first quarter of 2018 to the first quarter of 2019.  The increase in almost all noninterest expense line items were associated with the PSB merger.

Provision for Income Taxes

We recognized income tax expense of $719 thousand for the three months ended March 31, 2019, compared to $627 thousand for the three months ended March 31, 2018. The effective tax rate for the three months ended March 31, 2019 was 21.3% compared to 21.7% for the same period in 2018. The effective tax rate is affected by levels of items of income that are not subject to federal and/or state taxation and by levels of items of expense that are not deductible for federal and/or state income tax purposes.

Comparison of Financial Condition at March 31, 2019 and December 31, 2018

Overview

Our total assets increased $19.9 million, or 1.86%, from December 31, 2018 to March 31, 2019. Loans, net of deferred fees and discounts, increased $20.3 million, or 2.86%, from December 31, 2018 to March 31, 2019. Securities available-for-sale decreased by $3.1 million, or 1.37%, from December 31, 2018 to March 31, 2019. Cash and cash equivalents decreased $2.2 million, or 4.54% from December 31, 2018 to March 31, 2019 as funds were obtained from the sale of investment securities to fund loan growth. Total deposits increased $33.4 million, or 3.71%, from December 31, 2018 to March 31, 2019. Federal Home Loan Bank advances decreased $20 million or 100.00% from December 31, 2018 to March 31, 2019.  Total stockholders’ equity increased $3.0 million, or 2.73% from December 31, 2018 to March 31, 2019 primarily due to decrease in the net unrealized loss on securities available-for-sale along with strong earnings for the quarter.

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

During the three months ended March 31, 2019, we purchased investment securities totaling $3.4 million.  We did not sell any investment securities during the period.

The following tables summarize the amortized cost, gross unrealized gains, gross unrealized losses, and fair value of securities available-for-sale at March 31, 2019 and December 31, 2018 (amounts in thousands).

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2019:
Securities available-for-sale:
Residential mortgage-backed	$107,770	$241	$(2,843)	$105,168
U.S. govt. sponsored enterprises	60,314	785	(169)	60,930
State, county, and municipal	56,150	744	(148)	56,746
Corporate debt obligations	2,661	12	(26)	2,647
Totals	$226,895	$1,782	$(3,186)	$225,491

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2018:
Securities available-for-sale:
Residential mortgage-backed	$108,915	$45	$(4,027)	$104,933
U.S. govt. sponsored enterprises	63,833	367	(278)	63,922
State, county, and municipal	57,417	219	(476)	57,160
Corporate debt obligations	2,670	7	(62)	2,615
Totals	$232,835	$638	$(4,843)	$228,630

Loans

Loans are the largest category of interest earning assets and typically provide higher yields than other types of interest earning assets. Associated with the higher loan yields are the inherent credit and liquidity risks which management attempts to control and counterbalance. Total loans averaged $719.1 million during the three months ended March 31, 2019, or 73.5% of average interest earning assets, as compared to $564.6 million, or 75.8% of average interest earning assets, for the three months ended March 31, 2018. At March 31, 2019, total loans, net of deferred loan fees and discounts, were $731.6 million, compared to $711.3 million at December 31, 2018, an increase of $20.3 million, or 2.86%

The organic, or non-acquired, growth in average outstanding loans is primarily attributable to the Bank’s ability to attract new customers from other financial institutions. We have hired experienced bankers in the markets we serve and these employees were successful in transitioning many of their former clients as well as bringing new clients to the Bank. Our bankers are expected to maintain calling efforts to develop relationships with clients and our philosophy is to be responsive to customer needs by providing service and decisions in a timely manner. Additionally, the markets we serve have shown some signs of economic recovery over the last few years which has increased demand for the services we provide.

The following table provides a summary of the loan portfolio as of March 31, 2019, and December 31, 2018.

	March 31, 2019		December 31, 2018
	Amount	% of Total	Amount	% of Total
Residential real estate:
Closed-end 1-4 family - first lien	$169,958	23.4%	$162,249	23.0%
Closed-end 1-4 family - junior lien	6,198	0.9%	5,739	0.8%
Multi-family	16,346	2.3%	16,938	2.4%
Total residential real estate	192,502	26.6%	184,926	26.2%
Commercial real estate:
Nonfarm nonresidential	213,735	29.4%	209,391	29.7%
Farmland	9,207	1.3%	10,417	1.5%
Total commercial real estate	222,942	30.7%	219,808	31.2%
Construction and land development:
Residential	43,618	6.0%	39,680	5.6%
Other	68,921	9.5%	62,430	8.9%
Total construction and land development	112,539	15.5%	102,110	14.5%
Home equity lines of credit	41,664	5.8%	39,040	5.5%
Commercial loans:
Other commercial loans	109,890	15.2%	112,927	16.0%
Agricultural	1,652	0.2%	1,743	0.2%
State, county, and municipal loans	20,242	2.8%	19,756	2.9%
Total commercial loans	131,784	18.2%	134,426	19.1%
Consumer loans	32,610	4.5%	33,867	4.8%
Total gross loans	734,041	101.3%	714,177	101.3%
Allowance for loan losses	(7,128)	-1.0%	(6,577)	-0.9%
Net deferred loan fees and discounts	(2,432)	-0.3%	(2,915)	-0.4%
Net loans	$724,481	100.0%	$704,685	100.0%

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

Real estate loans are the largest component of our loan portfolio and include residential real estate loans, commercial real estate loans, and construction and land development loans. At March 31, 2019, this category totaled $528.0 million, or 76.26% of total gross loans, compared to $506.8 million, or 75.07%, at December 31, 2018. Real estate loans increased $21.2 million, or 4.18%, during the period December 31, 2018 to March 31, 2019. Commercial loans decreased $2.6 million, or 1.97% during the same period. Our management team and lending officers have a great deal of experience and expertise in real estate lending and commercial lending.

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

The following table presents a summary of changes in the allowance for loan losses for the periods indicated (amounts in thousands).

	As of and for the
	Three Months Ended:
	March 31,	March 31,
	2019	2018
Allowance for loan losses at beginning of period	$6,577	$4,881
Charge-offs:
Mortgage loans on real estate:
Residential real estate	2	-
Commercial real estate	-	-
Construction and land development	-	-
Total mortgage loans on real estate	2	-
Home equity lines of credit	-	-
Commercial	75	40
Consumer	41	30
Total	118	70

Recoveries:
Mortgage loans on real estate:
Residential real estate	1	-
Commercial real estate	92	3
Construction and land development	3	22
Total mortgage loans on real estate	96	25
Home equity lines of credit	-	2
Commercial	28	66
Consumer	5	3
Total	129	96

Net charge-offs (recoveries)	(11)	(26)
Provision for loan losses	540	480
Allowance for loan losses at end of period	$7,128	$5,387

Total loans outstanding, net of deferred loan fees	731,609	579,777
Average loans outstanding, net of deferred loan fees	719,104	564,571
Allowance for loan losses to period end loans	0.97%	0.93%
Net charge-offs (recoveries) to average loans (annualized)	-0.01%	-0.02%

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

	March 31, 2019		December 31, 2018
		Percent of		Percent of
	Amount	Total	Amount	Total
Mortgage loans on real estate:
Residential real estate	$1,658	23.3%	$1,579	24.0%
Commercial real estate	2,321	32.6%	1,961	29.8%
Construction and land development	925	12.9%	942	14.3%
Total mortgage loans on real estate	4,904	68.8%	4,482	68.1%
Home equity lines of credit	418	5.9%	394	6.0%
Commercial	1,505	21.1%	1,375	20.9%
Consumer	301	4.2%	326	5.0%
Total	$7,128	100.0%	$6,577	100.0%

Nonperforming Assets

The following table presents our nonperforming assets as of the dates indicated (amounts in thousands):

	March 31,		December 31,
	2019	2018	2018
Nonaccrual loans	$3,168	$2,574	$2,740
Accruing loans past due 90 days or more	-	75	19
Total nonperforming loans	3,168	2,649	2,759
Foreclosed assets	335	1,677	496
Total nonperforming assets	$3,503	$4,326	$3,255

Allowance for loan losses to period end loans	0.97%	0.93%	0.92%
Allowance for loan losses to period end nonperforming loans	225.00%	203.36%	238.38%
Net charge-offs (recoveries) to average loans (annualized)	-0.01%	-0.02%	0.04%
Nonperforming assets to period end loans and foreclosed property	0.48%	0.74%	0.46%
Nonperforming loans to period end loans	0.43%	0.46%	0.39%
Nonperforming assets to total assets	0.32%	0.53%	0.30%
Period end loans	731,609	579,777	711,262
Period end total assets	1,090,413	821,036	1,070,464
Allowance for loan losses	7,128	5,387	6,577
Average loans for the period	719,104	564,571	619,238
Net charge-offs for the period	(11)	(26)	264
Period end loans plus foreclosed property	731,944	581,454	711,758

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

The following table details the composition of our deposit portfolio as of March 31, 2019, and December 31, 2018.

	March 31, 2019		December 31, 2018
		Percent of		Percent of
	Amount	Total	Amount	Total
Demand deposits, non-interest bearing	$247,995	26.6%	$241,274	26.8%
Demand deposits, interest bearing	249,562	26.8%	239,463	26.6%
Money market accounts	214,047	23.0%	200,143	22.3%
Savings deposits	58,161	6.2%	55,733	6.2%
Time certificates of $250 thousand or more	46,555	5.0%	47,251	5.3%
Other time certificates	115,770	12.4%	114,843	12.8%
Totals	$932,090	100.0%	$898,707	100.0%

Total deposits were $932 million at March 31, 2019, an increase of $33.4 million from December 31, 2018 with the increase resulting mainly in the balances of money market accounts.

The following table presents the Bank’s time certificates of deposits by various maturities as of March 31, 2019 (amounts in thousands).

	All Time Deposits	Time Deposits $100 or more	Time Deposits less than $100
Three months or less	$31,573	$19,359	$12,214
Greater than three months through six months	31,730	19,343	12,387
Greater than six months through one year	50,721	29,827	20,894
Greater than one year through three years	38,544	26,191	12,353
Greater than three years	9,757	6,822	2,935
Total	$162,325	$101,542	$60,783

Other Funding Sources

We supplement our deposit funding with wholesale funding when needed for balance sheet planning and management or when the terms are attractive and will not disrupt our offering rates in our markets. A source we have used for wholesale funding is the Federal Home Loan Bank of Atlanta (FHLB). The line of credit with the FHLB is secured by pledges of various loans in our loan portfolio. At March 31, 2019, the FHLB line of credit available was $148.5 million and at December 31, 2018 it was $116.8 million. As of March 31, 2019 we have no Federal Home Loan Bank advances outstanding compared to $20 million at December 31, 2018.  We also have lines of credit for federal funds borrowings with other banks that totaled $38.5 million at March 31, 2019 and December 31, 2018. Furthermore, we have pledged certain loans to the Federal Reserve Bank (FRB) to secure a line of credit. At March 31, 2019, the FRB line of credit available was $111.9 million and at December 31, 2018, the FRB line of credit available was $116.5 million. We have never drawn on the FRB line of credit and consider it a contingency line of credit to be used only for emergency liquidity management.

The Company borrowed $7.5 million on January 4, 2016 and used the proceeds to fund the cash payments made to Keystone shareholders according to the merger agreement. The loan was scheduled to mature on December 31, 2022, but was paid in full during 2018. The interest rate was floating and was equal to the Wall Street Journal Prime Rate. Quarterly principal payments of $268 thousand plus accrued interest were due on March 31, June 30, September 30, and December 31 of each year.

On October 31, 2018, the Company entered into a loan agreement with CenterState Bank for $27 million.  The loan proceeds were drawn and received by the Company on October 31, 2018.  The loan proceeds were used to fund the payment of the cash consideration to the PSB shareholders of $24.5 million in accordance with the merger agreement and for general corporate purposes.  The loan carries a fixed interest rate of 6%.  The loan is secured by all of the common stock of the Bank.  The balance at December 31, 2018 was $27 million.  Principal and interest payments are due quarterly and began in January 2019.  The final principal payment will be paid at October 30, 2025. The terms of the loan agreement require the Bank to maintain a classified assets to tier 1 capital plus ALLL ratio not to exceed 40%, a tier 1 leverage ratio of at least 8%, a total risk-based ratio of at least 12%, and a fixed charge coverage ratio of at least 1:3:1 times.  The loan agreement also requires the Bank to maintain at least $2 million in liquid assets at all times during the term of the loan.

Principal payments on the CenterState Bank Loan are due as follows:

March 31, 2019 - March 31, 2020	$3,251
April 1, 2020 - March 31, 2021	3,451
April 1, 2021 - March 31, 2022	3,663
April 1, 2022 - March 31, 2023	3,887
April 1, 2023 - March 31, 2024	4,126
Afterward	7,806
Total	$26,184

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

Cash and cash equivalents at March 31, 2019 and December 31, 2018, were $45.4 million and $47.5 million, respectively. Based on recorded cash and cash equivalents, management believes River Financial Corporation’s liquidity resources were sufficient at March 31, 2019 to fund loans and meet other cash needs as necessary.

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

Financial instruments whose contract amount represents credit risk at March 31, 2019 and December 31, 2018 were as follows  (amounts in thousands):

	March 31, 2019	December 31, 2018
Commitments to extend credit	$138,822	$146,462
Stand-by and performance letters of credit	5,460	5,412
Total	$144,282	$151,874

Contractual Obligations

While our liquidity monitoring and management considers both present and future demands for and sources of liquidity, the following table of contractual commitments focuses only on future obligations as of March 31, 2019 (amounts in thousands).

		Due after 1	Due after 3
	Due in 1	through	through	Due after
	year or less	3 years	5 years	5 years	Total
Certificates of deposit of less than $100	$45,495	$12,353	$2,935	$-	$60,783
Certificates of deposit of $100 or more	68,529	26,191	6,822	-	101,542
Securities sold under agreements to repurchase	10,165	-	-	-	10,165
Note payable	3,251	7,114	8,013	7,806	26,184
Operating leases	614	1,132	1,058	698	3,502
Total contractual obligations	$128,054	$46,790	$18,828	$8,504	$202,176

Capital Position and Dividends

At March 31, 2019 and December 31, 2018, total stockholders’ equity was $113.1 million and $110.1 million, respectively. The increase of $3.0 million resulted mainly from the net change in retained earnings and other comprehensive income for the three months ended March 31, 2019. Retained earnings for the first three months of 2019 increased $724 thousand and other comprehensive income increased to $2.1 million. The ratio of stockholders’ equity to total assets was 10.38% and 10.29% at March 31, 2019 and December 31, 2018, respectively.

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

Management believes, as of March 31, 2019, that the Bank meets all capital adequacy requirements to which it is subject. The following table presents the Bank’s capital amounts and ratios as of March 31, 2019 with the required minimum levels for capital adequacy purposes including the phase in of the capital conservation buffer under Basel III and minimum levels to be well capitalized (as defined) under the regulatory prompt corrective action regulations.

As of March 31, 2019:
					To Be Well Capitalized
			Required For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (To Risk-Weighted Assets)	$118,124	14.243%	$87,081	>= 10.500%	$82,934	>= 10.00%
Common Equity Tier 1 Capital (To Risk-Weighted Assets)	110,995	13.384%	58,054	>= 7.000%	53,907	>= 6.50%
Tier 1 Capital (To Risk-Weighted Assets)	110,995	13.384%	70,494	>= 8.500%	66,347	>= 8.00%
Tier 1 Capital (To Average Assets)	110,995	10.576%	41,982	>= 4.000%	52,477	>= 5.00%

Management believes, as of December 31, 2018, that the Bank met all capital adequacy requirements to which it was subject at the time. The following table presents the Bank’s capital amounts and ratios as of December 31, 2018 with the required minimum levels for capital adequacy purposes and minimum levels to be well capitalized (as defined) under the prompt corrective action regulations.

As of December 31, 2018:
					To Be Well Capitalized
			Required For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (To Risk-Weighted Assets)	$115,721	14.253%	$80,174	>= 9.875%	$81,189	>= 10.00%
Common Equity Tier 1 Capital (To Risk-Weighted Assets)	109,144	13.443%	51,758	>= 6.375%	52,773	>= 6.50%
Tier 1 Capital (To Risk-Weighted Assets)	109,144	13.443%	63,936	>= 7.875%	64,951	>= 8.00%
Tier 1 Capital (To Average Assets)	109,144	14.006%	31,172	>= 4.000%	38,965	>= 5.00%

River Financial Corporation’s principal source of funds for dividend payments and debt service is dividends received from River Bank & Trust. There are statutory limitations on the payment of dividends by River Bank & Trust to River Financial Corporation. As of March 31, 2019, the maximum amount the Bank could dividend to River Financial Corporation without prior regulatory authority approval was approximately $15.0 million. In addition to dividend restrictions, federal statutes prohibit unsecured loans from banks to bank holding companies.

During the three months ending March 31, 2019 there were 62,500 incentive stock options issued with a weighted average exercise price of $27.00 per share. During the same period, there were 20,300 incentive stock options exercised at a weighted average exercise price of $13.07 per share. A total of 367,625 incentive stock options were outstanding as of March 31, 2019 with a weighted average exercise price of $20.04 per share and a weighted average remaining life of 7.18 years.

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

The following table illustrates our interest rate sensitivity at March 31, 2019, assuming the relevant assets and liabilities are collected and paid, respectively, based upon historical experience rather than their stated maturities (amounts in thousands).

	0-1 Mos	1-3 Mos	3-12 Mos	1-2 Yrs	2-3 Yrs	>3 Yrs	Total
Interest earning assets
Loans	$134,632	$44,887	$146,879	$131,522	$89,119	$184,570	$731,609
Securities	5,019	9,324	26,865	26,302	30,806	127,175	225,491
Certificates of deposit in banks	248	245	733	1,230	979	2,741	6,176
Cash balances in banks	25,823	-	-	-	-	-	25,823
Federal funds sold	1,990	-	-	-	-	-	1,990
Total interest earning assets	$167,712	$54,456	$174,477	$159,054	$120,904	$314,486	$991,089

Interest bearing liabilities
Interest bearing transaction accounts	$102,386	$4,992	$22,368	$29,954	$29,954	$59,908	$249,562
Savings and money market accounts	154,083	4,780	21,504	28,672	28,672	34,497	272,208
Time deposits	13,334	19,703	81,576	25,988	11,976	9,748	162,325
Securities sold under agreements to repurchase	10,165	-	-	-	-	-	10,165
Note payable	795	807	1,650	3,451	3,663	15,818	26,184
Total interest bearing liabilities	$280,763	$30,282	$127,098	$88,065	$74,265	$119,971	$720,444

Interest sensitive gap
Period gap	$(113,051)	$24,174	$47,379	$70,989	$46,639	$194,515	$270,645
Cumulative gap	$(113,051)	$(88,877)	$(41,498)	$29,491	$76,130	$270,645
Cumulative gap - Rate Sensitive Assets/ Rate Sensitive Liabilities	-11.4%	-9.0%	-4.2%	3.0%	7.7%	27.3%

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

	Impact on net interest income
	As of	As of
	March 31, 2019	December 31, 2018
Change in prevailing rates:
+ 400 basis points	(5.07)%	(4.94)%
+ 300 basis points	(3.58)%	(3.49)%
+ 200 basis points	(2.16)%	(2.10)%
+ 100 basis points	(0.91)%	(0.85)%
+ 0 basis points	-	-
- 100 basis points	1.28%	(0.08)%
- 200 basis points	(1.49)%	(4.43)%
- 300 basis points	(3.32)%	(7.25)%
- 400 basis points	(4.24)%	(8.38)%

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

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the three months ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of May 7, 2019, we are not subject to any pending or threatened litigation.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 that could materially affect the Company’s business, financial condition or future results. The risks described in the Company’s Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In 2018, at year end, the Company sold 17,218 shares of its common stock for cash to its employee stock ownership plan. The Company relied upon exemptions from registration under SEC Rule 701 and Rule 147.

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

3.1*	Articles of Incorporation of River Financial Corporation, including articles of amendment currently in effect.

10.1

Loan Agreement between River Financial Corporation and CenterState Bank, National Association, filed as Exhibit 10.1 to River Financial Corporation’s Form 8-K filed November 2, 2018, incorporated herein by reference.

10.2*	Amendment to 2015 Incentive Stock Compensation Plan, included as Exhibit 10.1 in the River Financial Corporation Form 8-K filed April 25, 2019.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32 *	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

Index to Exhibits

The following is an index of exhibits including items incorporated by reference:

Exhibit Number	Description

2.1

The Agreement and Plan of Merger by and among River Financial Corporation, RFC Acquisition Corporation, and PSB Bancshares, Inc, dated as of July 10, 2018, filed as Exhibit 2.1 to River Financial Corporation’s Form 8-K filed July 16, 2018, incorporated herein by reference.

3.1*	Articles of Incorporation of River Financial Corporation, including articles of amendment currently in effect.

10.1

Loan Agreement between River Financial Corporation and CenterState Bank, National Association, filed as Exhibit 10.1 to River Financial Corporation’s Form 8-K filed November 2, 2018, incorporated herein by reference.

10.2*	Amendment to 2015 Incentive Stock Compensation Plan, included as Exhibit 10.1 in the River Financial Corporation Form 8-K filed April 25, 2019.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32 *	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RIVER FTNANCIAL CORPORATION

Date: May 7, 2019	By:	/s/ James M. Stubbs
James M. Stubbs
Chief Executive Officer (principal executive officer)

Date: May 7, 2019	By:	/s/ Kenneth H. Givens
Kenneth H. Givens
Chief Financial Officer