Form 10-Q
period 2019-06-30
River Financial Corp
filed 2019-08-06
CIK 1641601

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

As of August 1, 2019, the registrant had 5,708,278 shares of common stock, $1.00 par value per share, outstanding.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q of River Financial Corporation (“we”, “our” or “us” on a consolidated basis) contains forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. Such statements include projections, predictions, expectations or statements as to beliefs or future events or results or refer to other matters that are not historical facts. Forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from those contemplated by the statements. The forward-looking statements contained in this report are based on various factors and were derived using numerous assumptions. In some cases, you can identify these forward-looking statements by words like “may”, “will”, “should”, “expect”, “plan”, “anticipate”, “intend”, “believe”, “estimate”, “predict”, “potential”, or “continue” or the negative of those words and other comparable words. You should be aware that those statements reflect only our predictions. If known or unknown risks or uncertainties should materialize, or if any one or more of our material underlying assumptions should prove inaccurate, actual results could differ materially from past results and those anticipated, estimated or projected. You should bear this in mind when reading this report and not place undue reliance on these forward-looking statements. Factors that might cause such differences include, but are not limited to:

•	The businesses of any bank acquired by us may not be integrated successfully or the integration may be more difficult, time-consuming or costly than expected;
•	The expected growth opportunities or costs savings from such transactions may not be fully realized or may take longer to realize than expected;
•	Revenues following such transactions may be lower than expected as a result of losses of customers or other reasons;
•	Deposit attrition, operating costs, customer loss and business disruption following such transactions, including difficulties in maintaining relationships with employees, may be greater than expected;
•	Governmental approvals of such transactions may not be obtained on the proposed terms or expected timeframe;
•	Reputational risks and the reaction of the companies’ customers to such transactions;
•	Diversion of management time on merger related issues;
•	Changes in asset quality and credit risk of our bank;
•	Inflation;
•	Customer acceptance of our products and services;
•	Customer borrowing, repayment, investment and deposit practices;
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

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

RIVER FINANCIAL CORPORATION

Consolidated Statements of Financial Condition

(in thousands except share data)

	June 30, 2019	December 31, 2018
	Unaudited	Audited
Assets
Cash and due from banks	$16,992	$13,834
Interest-bearing deposits in banks	23,493	32,253
Federal funds sold	18,020	1,420
Cash and cash equivalents	58,505	47,507

Certificates of deposit in banks	5,683	6,166
Securities available-for-sale, at fair value	220,486	228,630
Loans held for sale	6,005	2,619
Loans, net of unearned income	748,926	711,262
Less allowance for loan losses	(7,104)	(6,577)
Net loans	741,822	704,685
Premises and equipment, net	28,972	26,827
Accrued interest receivable	3,422	3,260
Bank owned life insurance	20,843	20,563
Foreclosed assets	277	496
Deferred income taxes, net	44	1,181
Core deposit intangible	4,934	5,583
Goodwill	18,293	18,293
Other assets	7,970	4,654
Total assets	$1,117,256	$1,070,464
Liabilities and Shareholders' Equity
Noninterest-bearing deposits	$258,697	$241,274
Interest-bearing deposits	698,673	657,433
Total deposits	957,370	898,707
Securities sold under agreements to repurchase	7,149	7,975
Federal Home Loan Bank advances	-	20,000
Note payable	25,388	26,963
Accrued interest payable and other liabilities	7,678	5,343
Total liabilities	997,585	958,988
Common stock related to 401(k) Employee Stock Ownership Plan	1,599	1,343
Stockholders' Equity
Common stock ($1 par value; 10,000,000 shares authorized; 5,707,848 and 5,692,123 shares issued; 5,705,082 and 5,687,914 shares outstanding, respectively)	5,708	5,692
Additional paid-in capital	79,776	79,604
Retained earnings	32,899	29,460
Accumulated other comprehensive gain (loss)	1,365	(3,167)
Treasury stock at cost (2,766 and 4,209 shares, respectively)	(77)	(113)
Common stock related to 401(k) Employee Stock Ownership Plan	(1,599)	(1,343)
Total stockholders' equity	118,072	110,133
Total equity	119,671	111,476
Total liabilities and stockholders' equity	$1,117,256	$1,070,464

The accompanying notes are an integral part of these financial statements.

RIVER FINANCIAL CORPORATION

Unaudited Consolidated Statements of Income

(in thousands except per share data)

	For the Three Months Ended:		For the Six Months Ended:
	June 30,		June 30,
	2019	2018	2019	2018
Interest income:
Loans, including fees	$9,910	$7,956	$19,661	$15,282
Taxable securities	1,146	553	2,243	1,178
Nontaxable securities	354	163	699	367
Federal funds sold	66	-	76	-
Other interest income	156	44	307	88
Total interest income	11,632	8,716	22,986	16,915
Interest expense:
Deposits	1,680	817	3,163	1,399
Short-term borrowings	11	12	24	22
Federal Home Loan Bank advances	-	106	29	167
Note payable	392	62	791	122
Total interest expense	2,083	997	4,007	1,710
Net interest income	9,549	7,719	18,979	15,205
Provision for loan losses	540	480	1,080	960
Net interest income after provision for loan losses	9,009	7,239	17,899	14,245
Noninterest income:
Service charges and fees	1,200	845	2,286	1,605
Investment brokerage revenue	28	16	45	58
Mortgage operations	666	697	1,089	1,107
Bank owned life insurance income	141	143	280	283
Net gain (loss) on sale of investment securities	(3)	1	(3)	3
Other noninterest income	75	71	210	185
Total noninterest income	2,107	1,773	3,907	3,241
Noninterest expense:
Salaries and employee benefits	4,310	3,548	8,330	6,917
Occupancy expenses	495	391	974	733
Equipment rentals, depreciation, and maintenance	260	213	536	471
Telephone and communications	91	72	169	121
Advertising and business development	121	227	329	347
Data processing	720	429	1,407	846
Foreclosed assets, net	57	67	123	90
Federal deposit insurance and other regulatory assessments	96	78	194	160
Legal and other professional services	252	173	429	283
Other operating expenses	1,262	878	2,495	1,696
Total noninterest expense	7,664	6,076	14,986	11,664
Income before income taxes	3,452	2,936	6,820	5,822
Provision for income taxes	732	671	1,451	1,298
Net income	$2,720	$2,265	$5,369	$4,524

Basic net earnings per common share	$0.48	$0.44	$0.94	$0.88
Diluted net earnings per common share	$0.47	$0.43	$0.93	$0.87
Dividends per common share	$-	$-	$0.33	$0.28

The accompanying notes are an integral part of these financial statements.

RIVER FINANCIAL CORPORATION

Unaudited Consolidated Statements of Comprehensive Income

(in thousands)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net income	$2,720	$2,265	$5,369	$4,524
Other comprehensive income (loss), net of tax:
Investment securities available-for-sale:
Net unrealized gains (losses)	3,243	(315)	6,048	(2,672)
Income tax effect	(814)	79	(1,518)	671
Reclassification adjustments for net gains realized in net income	3	(1)	3	(3)
Income tax effect	(1)	-	(1)	1
Other comprehensive income (loss), net of tax	2,431	(237)	4,532	(2,003)
Comprehensive income	$5,151	$2,028	$9,901	$2,521

The accompanying notes are an integral part of these financial statements.

RIVER FINANCIAL CORPORATION

Unaudited Consolidated Statements of Changes in Stockholders' Equity

(in thousands except share and per share data)

				Accumulated		Common
		Additional		Other		Stock	Total
	Common	Paid In	Retained	Comprehensive	Treasury	Related to	Stockholders'
	Stock	Capital	Earnings	Gain (Loss)	Stock	KSOP	Equity
Balance at December 31, 2018	$5,692	$79,604	$29,460	$(3,167)	$(113)	$(1,343)	$110,133
Net income	-	-	5,369	-	-	-	5,369
Other comprehensive income, net of tax	-	-	-	4,532	-	-	4,532
Exercise of stock options and warrants (15,725 shares)	16	126	-	-	-	-	142
Purchase of treasury stock (10,096 shares)	-	-	-	-	(283)	-	(283)
Sale of treasury shares (11,539 shares)	-	(42)	-	-	319	-	277
Dividends declared ($0.33 per share)	-	-	(1,882)	-	-	-	(1,882)
Adoption of lease standard			(48)				(48)
Stock-based compensation expense	-	88	-	-	-	-	88
Change for KSOP related shares	-	-	-	-	-	(256)	(256)

Balance at June 30, 2019	$5,708	$79,776	$32,899	$1,365	$(77)	$(1,599)	$118,072

The accompanying notes are an integral part of these financial statements.

RIVER FINANCIAL CORPORATION

Unaudited Consolidated Statements of Cash Flows

(in thousands)

	For the Six Months
	Ended June 30,
	2019	2018
Cash Flows From (Used For) Operating Activities:
Net Income	$5,369	$4,524
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	1,080	960
Provision for losses on foreclosed assets	89	60
Amortization of securities available-for-sale	763	885
Accretion of securities available-for-sale	(256)	(12)
Realized net (gain) loss on securities available-for-sale	3	(3)
Accretion of discount on acquired loans	(544)	(770)
Amortization of deferred loan fees	(736)	(627)
Amortization of core deposit intangible asset	649	248
Stock-based compensation expense	88	28
Bank owned life insurance income	(280)	(283)
Depreciation and amortization of premises and equipment	673	494
Loss on sale of foreclosed assets	17	17
Deferred income tax benefit	(384)	(520)
(Increase) decrease in operating assets and (decrease) increase in operating liabilities:
Loans held-for-sale	(3,386)	(2,615)
Accrued interest receivable	(162)	277
Other assets	(3,943)	(528)
Accrued interest payable and other liabilities	2,287	266
Net cash from operating activities	1,327	2,401
Cash Flows From (Used For) Investing Activities:
Sales of certificate of deposit	-	1,452
Maturity of certificate of deposit	494	1,247
Purchase of certificate of deposit	-	(249)
Activity in securities available-for-sale:
Sales	21,801	38,000
Maturities, payments, calls	23,240	14,521
Purchases	(31,366)	(1,591)
Loan principal originations, net	(36,937)	(67,156)
Proceeds from sale of foreclosed assets	113	763
Purchases of premises and equipment	(2,818)	(166)
Sale (purchase) of restricted equity securities, net	628	(862)
Net cash used for investing activities	(24,845)	(14,041)
Cash Flows From (Used For) Financing Activities:
Net increase in deposits	58,663	18,541
Net decrease in securities sold under agreements to repurchase	(826)	(6,125)
Proceeds from Federal Home Loan Bank advances	-	50,000
Repayment of Federal Home Loan Bank advances	(20,000)	(30,000)
Repayment of note payable	(1,575)	(536)
Federal funds purchased	-	(1,153)
Proceeds from exercise of common stock options and warrants	142	291
Purchase of treasury stock	(283)	(32)
Sale of treasury stock	277	225
Cash dividends	(1,882)	(1,433)
Net cash from financing activities	34,516	29,778
Net Change In Cash And Cash Equivalents	10,998	18,138
Cash and Cash Equivalents At Beginning Of Period	47,507	15,558
Cash and Cash Equivalents At End Of Period	$58,505	$33,696

Supplemental Disclosures Of Cash Flows Information:
Cash Payments For:
Interest paid to depositors	$3,116	$1,392
Interest paid on borrowings	$873	$164
Income taxes	$1,380	$837
Non-cash investing and financing activities:
Transfer of loans to foreclosed assets	$-	$308
Initial recognition of operating lease right-of-use assets	$2,172	$-
Initial recognition of operating lease liabilities	$2,237	$-

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

These interim consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and, therefore, certain information and note disclosures normally presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted or abbreviated. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes as of December 31, 2018, which are contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018

Preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying disclosures. These estimates are based on management’s best knowledge of current events and actions the Company may undertake in the future. Estimates are used in accounting for, among other items, the allowance for loan losses, foreclosed asset valuations, useful lives for depreciation and amortization, fair value of financial instruments, deferred taxes, and contingencies. Estimates that are particularly susceptible to significant change for the Company include the determination of the allowance for loan losses, investment securities impairment, and assessment of deferred tax assets and liabilities, and therefore are critical accounting policies. Management does not anticipate any material changes to estimates in the near term. Factors that may cause sensitivity to the aforementioned estimates include but are not limited to: external market factors such as market interest rates and employment rates, changes to operating policies and procedures, economic conditions in our markets, and changes in applicable banking regulations. Actual results may ultimately differ from estimates, although management does not generally believe such differences would materially affect the consolidated financial statements in any individual reporting period presented.

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

The reconciliation of the components of the basic and diluted earnings per share is as follows (amounts in thousands):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2019	2018	2019	2018
Net earnings available to common shareholders	$2,720	$2,265	$5,369	$4,524
Weighted average common shares outstanding	5,703,463	5,124,140	5,701,062	5,117,956
Dilutive effect of stock options	91,225	84,384	92,491	87,605
Diluted common shares	5,794,688	5,208,524	5,793,553	5,205,561
Basic earnings per common share	$0.48	$0.44	$0.94	$0.88
Diluted earnings per common share	$0.47	$0.43	$0.93	$0.87

Note 3 – Investment Securities

Securities available-for-sale at June 30, 2019 and December 31, 2018 are as follows (amounts in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2019:
Securities available-for-sale:
Residential mortgage-backed	$110,379	$504	$(1,245)	$109,638
U.S. govt. sponsored enterprises	50,282	1,170	(45)	51,407
State, county, and municipal	55,824	1,519	(30)	57,313
Corporate debt obligations	2,155	11	(38)	2,128
Totals	$218,640	$3,204	$(1,358)	$220,486

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2018:
Securities available-for-sale:
Residential mortgage-backed	$108,915	$45	$(4,027)	$104,933
U.S. govt. sponsored enterprises	63,833	367	(278)	63,922
State, county, and municipal	57,417	219	(476)	57,160
Corporate debt obligations	2,670	7	(62)	2,615
Totals	$232,835	$638	$(4,843)	$228,630

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

Details concerning investment securities with unrealized losses as of June 30, 2019 and December 31, 2018 are as follows (amounts in thousands):

	Less Than 12 Months		More Than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2019:
Securities available-for-sale:
Residential mortgage-backed	$2,539	$4	$69,860	$1,241	$72,399	$1,245
U.S. govt. sponsored enterprises	-	-	2,998	45	2,998	45
State, county & municipal	863	2	6,011	28	6,874	30
Corporate debt obligations	-	-	360	38	360	38
Totals	$3,402	$6	$79,229	$1,352	$82,631	$1,358

December 31, 2018:
Securities available-for-sale:
Residential mortgage-backed	$6,003	$27	$88,502	$4,000	$94,505	$4,027
U.S. govt. sponsored enterprises	9,786	13	8,116	265	17,902	278
State, county & municipal	19,043	149	13,880	327	32,923	476
Corporate debt obligations	516	3	332	59	848	62
Totals	$35,348	$192	$110,830	$4,651	$146,178	$4,843

As of June 30, 2019, management does not consider securities with unrealized losses to be other-than-temporarily impaired. The unrealized losses in each category have occurred as a result of changes in interest rates, market spreads and market conditions subsequent to purchase. The Company has the ability and intent to hold its securities for a period of time sufficient to allow for a recovery in fair value. There were no other-than-temporary impairments charged to earnings during the six months ended June 30, 2019 or 2018.  The Company owned a total of 55 securities with unrealized losses of $1.36 million at June 30, 2019. As of June 30, 2019 and December 31, 2018, securities with a carrying value of approximately $66.7 million and $61.5 million, respectively, were pledged to secure public deposits as required by law. At June 30, 2019 and December 31, 2018, the carrying value of securities pledged to secure repurchase agreements was approximately $15.7 million and $16.5 million, respectively.

During the six months ended June 30, 2019, the Company sold investment securities for proceeds of  $21.8 million and realized losses of $3 thousand.  During the six months ended June 30, 2018, the Company sold investment securities for proceeds of $38.0 million and realized gains of $3 thousand.

The amortized cost and estimated fair value of securities available-for-sale at June 30, 2019 and December 31, 2018, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities for residential mortgage backed securities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties. These securities are therefore not presented by maturity classification.

	June 30, 2019		December 31, 2018
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)		(In Thousands)
Securities available-for-sale
Less than 1 year	$13,500	$13,546	$17,094	$17,092
1 to 5 years	48,706	49,776	55,924	56,000
5 to 10 years	15,072	15,655	23,597	23,733
After 10 years	30,983	31,871	27,305	26,872
	108,261	110,848	123,920	123,697
Residential mortgage-backed securities	110,379	109,638	108,915	104,933
Totals	$218,640	$220,486	$232,835	$228,630

Note 4 – Loans, Allowance for Loan Losses and Credit Quality

Major classifications of loans at June 30, 2019 and December 31, 2018 are summarized as follows (amounts in thousands):

	June 30, 2019		December 31, 2018
	Amount	% of Total	Amount	% of Total
Residential real estate:
Closed-end 1-4 family - first lien	$172,862	23.3%	$162,249	23.0%
Closed-end 1-4 family - junior lien	6,576	0.9%	5,739	0.8%
Multi-family	16,729	2.3%	16,938	2.4%
Total residential real estate	196,167	26.5%	184,926	26.2%
Commercial real estate:
Nonfarm nonresidential	228,572	30.8%	209,391	29.7%
Farmland	8,994	1.2%	10,417	1.5%
Total commercial real estate	237,566	32.0%	219,808	31.2%
Construction and land development:
Residential	46,629	6.3%	39,680	5.6%
Other	62,973	8.5%	62,430	8.9%
Total construction and land development	109,602	14.8%	102,110	14.5%
Home equity lines of credit	41,905	5.6%	39,040	5.5%
Commercial loans:
Other commercial loans	105,012	14.2%	112,927	16.0%
Agricultural	1,767	0.2%	1,743	0.2%
State, county, and municipal loans	21,553	2.9%	19,756	2.9%
Total commercial loans	128,332	17.3%	134,426	19.1%
Consumer loans	37,743	5.1%	33,867	4.8%
Total gross loans	751,315	101.3%	714,177	101.3%
Allowance for loan losses	(7,104)	-1.0%	(6,577)	-0.9%
Net deferred loan fees and discounts	(2,389)	-0.3%	(2,915)	-0.4%
Net loans	$741,822	100.0%	$704,685	100.0%

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

	Real Estate Mortgage Loans
			Construction	Home Equity
			and Land	Lines
Allowance for Loan Losses	Residential	Commercial	Development	Of Credit	Commercial	Consumer	Total
Balance - December 31, 2018	$1,579	$1,961	$942	$394	$1,375	$326	$6,577
Provision(credit) for loan losses	197	457	106	(23)	244	99	1,080
Loan charge-offs	(587)	-	-	-	(121)	(101)	(809)
Loan recoveries	7	99	8	50	68	24	256
Balance - June 30, 2019	$1,196	$2,517	$1,056	$421	$1,566	$348	$7,104

Ending balance:
Individually evaluated for impairment	$17	$51	$2	$-	$308	$-	$378
Collectively evaluated for impairment	1,179	2,466	1,054	421	1,258	348	6,726
Total	$1,196	$2,517	$1,056	$421	$1,566	$348	$7,104

Loans:
Individually evaluated for impairment	$1,298	$2,342	$152	$319	$422	$27	$4,560
Collectively evaluated for impairment	194,566	235,170	109,390	41,586	127,851	37,670	746,233
Acquired loans with deteriorated credit quality	303	54	60	-	59	46	522
Total	$196,167	$237,566	$109,602	$41,905	$128,332	$37,743	$751,315

	Real Estate Mortgage Loans
			Construction	Home Equity
			and Land	Lines
Allowance for Loan Losses	Residential	Commercial	Development	Of Credit	Commercial	Consumer	Total
Balance - December 31, 2017	$1,167	$1,604	$606	$333	$954	$217	$4,881
Provision for loan losses	207	305	156	41	232	19	960
Loan charge-offs	-	-	-	(20)	(75)	(30)	(125)
Loan recoveries	13	5	26	12	86	12	154
Balance - June 30, 2018	$1,387	$1,914	$788	$366	$1,197	$218	$5,870

Ending balance:
Individually evaluated for impairment	$525	$202	$13	$-	$146	$8	$894
Collectively evaluated for impairment	862	1,712	775	366	1,051	210	4,976
Total	$1,387	$1,914	$788	$366	$1,197	$218	$5,870

Loans:
Individually evaluated for impairment	$2,003	$2,194	$163	$100	$269	$63	$4,792
Collectively evaluated for impairment	149,713	192,208	85,331	37,779	122,557	25,662	613,250
Total	$151,716	$194,402	$85,494	$37,879	$122,826	$25,725	$618,042

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

The following table presents impaired loans by class of loans as of June 30, 2019 (amounts in thousands).

Nonaccruing Impaired Loans	Unpaid Principal Balance	Recorded Investment	Impaired Loans With No Allowance	Impaired Loans With Allowance	Allowance for Loan Losses
Mortgage loans on real estate:
Residential real estate	$1,398	$813	$700	$113	$17
Commercial real estate	-	-	-	-	-
Construction and land development	-	-	-	-	-
Total mortgage loans on real estate	1,398	813	700	113	17
Home equity lines of credit	219	219	219	-	-
Commercial loans	139	139	-	139	139
Consumer loans	-	-	-	-	-
Total Loans	$1,756	$1,171	$919	$252	$156

Accruing Impaired Loans	Unpaid Principal Balance	Recorded Investment	Impaired Loans With No Allowance	Impaired Loans With Allowance	Allowance for Loan Losses
Mortgage loans on real estate:
Residential real estate	$485	$485	$368	$117	$-
Commercial real estate	2,342	2,342	1,539	803	51
Construction and land development	215	152	-	152	2
Total mortgage loans on real estate	3,042	2,979	1,907	1,072	53
Home equity lines of credit	100	100	100	-	-
Commercial loans	283	283	114	169	169
Consumer loans	27	27	27	-	-
Total Loans	$3,452	$3,389	$2,148	$1,241	$222

Total Impaired Loans	Unpaid Principal Balance	Recorded Investment	Impaired Loans With No Allowance	Impaired Loans With Allowance	Allowance for Loan Losses
Mortgage loans on real estate:
Residential real estate	$1,883	$1,298	$1,068	$230	$17
Commercial real estate	2,342	2,342	1,539	803	51
Construction and land development	215	152	-	152	2
Total mortgage loans on real estate	4,440	3,792	2,607	1,185	70
Home equity lines of credit	319	319	319	-	-
Commercial loans	422	422	114	308	308
Consumer loans	27	27	27	-	-
Total Loans	$5,208	$4,560	$3,067	$1,493	$378

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

The following table presents the average recorded investment in impaired loans and the interest income recognized on impaired loans in the six months ended June 30, 2019 and 2018 by loan category (amounts in thousands).

	Six Months Ended			Six Months Ended
	June 30, 2019			June 30, 2018
	Average	Ending		Average	Ending
	Recorded	Recorded	Interest	Recorded	Recorded	Interest
	Investment	Investment	Income	Investment	Investment	Income
Mortgage loans on real estate:
Residential real estate	$1,810	$1,298	$13	$2,260	$2,003	$26
Commercial real estate	2,269	2,342	60	2,252	2,194	46
Construction and land development	155	152	4	166	163	4
Total mortgage loans on real estate	4,234	3,792	77	4,678	4,360	76
Home equity lines of credit	248	319	3	100	100	3
Commercial loans	370	422	9	288	269	5
Consumer loans	171	27	3	100	63	2
Total Loans	$5,023	$4,560	$92	$5,166	$4,792	$86

The following tables present the aging of loans and non-accrual loan balances as of June 30, 2019 and December 31, 2018, by class of loans (amounts in thousands).

	Accruing Loans
As of June 30, 2019	Current	30-89 Days Past Due	90+ Days Past Due	Nonaccrual Loans	Total Loans
Mortgage loans on real estate:
Residential real estate	$193,380	$1,007	$30	$1,750	$196,167
Commercial real estate	236,703	755	-	108	237,566
Construction and land development	108,889	100	-	613	109,602
Total mortgage loans on real estate	538,972	1,862	30	2,471	543,335
Home equity lines of credit	41,462	105	-	338	41,905
Commercial loans	127,268	925	-	139	128,332
Consumer loans	37,140	438	-	165	37,743
Total Loans	$744,842	$3,330	$30	$3,113	$751,315

	Accruing Loans
As of December 31, 2018	Current	30-89 Days Past Due	90+ Days Past Due	Nonaccrual Loans	Total Loans
Mortgage loans on real estate:
Residential real estate	$181,252	$1,528	$19	$2,127	$184,926
Commercial real estate	219,578	68	-	162	219,808
Construction and land development	101,993	23	-	94	102,110
Total mortgage loans on real estate	502,823	1,619	19	2,383	506,844
Home equity lines of credit	38,891	24	-	125	39,040
Commercial loans	134,066	217	-	143	134,426
Consumer loans	33,544	234	-	89	33,867
Total Loans	$709,324	$2,094	$19	$2,740	$714,177

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be Pass rated loans. As of June 30, 2019 and December 31, 2018, and based on the most recent analysis performed as of those dates, the risk category of loans by class of loans is as follows (amounts in thousands):

As of June 30, 2019	Pass	Special Mention	Substandard	Doubtful	Total
Mortgage loans on real estate:
Residential real estate	$190,865	$2,546	$2,756	$-	$196,167
Commercial real estate	230,887	4,099	2,580	-	237,566
Construction and land development	108,874	9	719	-	109,602
Total mortgage loans on real estate	530,626	6,654	6,055	-	543,335
Home equity lines of credit	41,409	58	438	-	41,905
Commercial loans	126,505	1,232	595	-	128,332
Consumer loans	37,056	390	297	-	37,743
Total Loans	$735,596	$8,334	$7,385	$-	$751,315

As of December 31, 2018	Pass	Special Mention	Substandard	Doubtful	Total
Mortgage loans on real estate:
Residential real estate	$179,132	$2,435	$3,270	$89	$184,926
Commercial real estate	212,421	4,609	2,778	-	219,808
Construction and land development	101,612	49	449	-	102,110
Total mortgage loans on real estate	493,165	7,093	6,497	89	506,844
Home equity lines of credit	38,530	285	225	-	39,040
Commercial loans	131,449	2,612	343	22	134,426
Consumer loans	33,269	330	268	-	33,867
Total Loans	$696,413	$10,320	$7,333	$111	$714,177

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

Loans and mortgage loans held-for-sale – The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. When a loan is identified as individually impaired, management measures impairment using one of three methods. These methods include collateral value, market value of similar debt, and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. As of June 30, 2019 and December 31, 2018, impaired loans were evaluated based on the fair value of the collateral. Impaired loans for which an allowance is established based on the fair value of collateral, or loans that were charged down according to the fair value of collateral, require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price, the Company records the impaired loan as nonrecurring Level 2. When the fair value is based on an appraised value, the Company records the impaired loan as nonrecurring Level 3.

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

Assets and liabilities measured at fair value on a recurring basis - The only assets and liabilities measured at fair value on a recurring basis are our securities available-for-sale.  There were no transfers between levels during the period.  Information related to the Company’s assets and liabilities measured at fair value on a recurring basis at June 30, 2019 and December 31, 2018 is as follows: (amounts in thousands)

	Fair Value Measurements At Reporting Date Using:
June 30, 2019	Fair Value	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Securities available-for-sale:
Residential mortgage -backed	$109,638	$-	$109,638	$-
U.S. government sponsored enterprises	51,407	-	51,407	-
State, county, and municipal	57,313	-	57,313	-
Corporate debt obligations	2,128	-	2,128	-
Totals	$220,486	$-	$220,486	$-

	Fair Value Measurements At Reporting Date Using:
December 31, 2018	Fair Value	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Securities available-for-sale:
Residential mortgage -backed	$104,933	$-	$104,933	$-
U.S. government sponsored enterprises	63,922	-	63,922	-
State, county, and municipal	57,160	-	57,160	-
Corporate debt obligations	2,615	-	2,615	-
Totals	$228,630	$-	$228,630	$-

Assets measured at fair value on a nonrecurring basis – The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a nonrecurring basis are included in the table below as of June 30, 2019 and December 31, 2018 (amounts in thousands):

	Fair Value Measurements At Reporting Date Using:
June 30, 2019	Fair Value	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$4,182	$-	$-	$4,182
Foreclosed assets	277	-	-	277
Totals	$4,459	$-	$-	$4,459

December 31, 2018	Fair Value	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$3,782	$-	$-	$3,782
Foreclosed assets	496	-	-	496
Totals	$4,278	$-	$-	$4,278

The Company has estimated the fair values of these assets using Level 3 inputs, specifically the appraised value of the collateral. Impaired loan balances represent those collateral dependent impaired loans where management has estimated the credit loss by comparing the loan’s carrying value against the expected realizable fair value of the impaired loan for the amount of the credit loss.

The estimated fair values, and related carrying or notional amounts, of the Company’s financial instruments as of June 30, 2019 and December 31, 2018 are as follows (amounts in thousands):

		Estimated Fair Value
June 30, 2019	Carrying Amount	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$58,505	$58,505	$-	$-
Certificates of deposit in banks	5,683	-	5,683	-
Securities available-for-sale	220,486	-	220,486	-
Loans held-for-sale	6,005	-	6,005	-
Restricted equity securities	1,324	-	-	1,324
Loans receivable	741,822	-	747,839	4,182
Bank owned life insurance	20,843	-	20,843	-
Accrued interest receivable	3,422	-	3,422	-
Financial liabilities:
Deposits	957,370	-	930,511	-
Accrued interest payable	480	-	480	-
Securities sold under agreements to repurchase	7,149	-	7,149	-
Note payable	25,388	-	25,388	-

		Estimated Fair Value
December 31, 2018	Carrying Amount	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$47,507	$47,507	$-	$-
Certificates of deposit in banks	6,166	-	6,166	-
Securities available-for-sale	228,630	-	228,630	-
Loans held-for-sale	2,619	-	2,619	-
Restricted equity securities	1,941	-	-	1,941
Loans receivable	704,685	-	699,076	3,782
Bank owned life insurance	20,563	-	20,563	-
Accrued interest receivable	3,260	-	3,260	-
Financial liabilities:
Deposits	898,707	-	861,683	-
Accrued interest payable	462	-	462	-
Securities sold under agreements to repurchase	7,975	-	7,975	-
Federal Home Loan Bank advances	20,000	-	19,999	-
Note payable	26,963	-	26,963	-

The estimated fair values of the standby letters of credit and loan commitments on which the committed interest rate is less than the current market rate are insignificant at June 30, 2019 and December 31, 2018.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326):  Measurement of Credit Losses on Financial Instruments. The new guidance will apply to most financial assets measured at amortized cost and certain other instruments including loans, debt securities held to maturity, net investments in leases and off-balance-sheet credit exposures. The guidance will replace the current incurred loss accounting model that delays recognition of a loss until it is probable a loss has been incurred with an expected loss model that reflects expected credit losses based upon a broader range of estimates including consideration of past events, current conditions and supportable forecasts. The guidance also eliminates the current accounting model for purchased credit impaired loans and debt securities. For securities available for sale, credit losses are to be recognized as allowances rather than reductions in the amortized cost of the securities, which will require re-measurement of the related allowance at each reporting period. The guidance includes enhanced disclosure requirements intended to help financial statement users better understand estimates and judgments used in estimating credit losses. The guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. On July 17, 2019, the FASB proposed a delay in the implementation date for this ASU for small SEC reporting companies, from the first quarter of 2020 to the first quarter of 2023. Management will monitor the progress of the proposed implementation date delay and will implement this ASU when the required implementation date is determined by the FASB. Our implementation efforts continued throughout 2018, assessing credit loss forecasting models and processes against the new guidance. In the first quarter of 2019 we began running the expected loss model along with our current model. While we continue to evaluate the impact the new guidance will have on our financial position and results of operations, we currently expect the new guidance may result in an increase to our allowance for credit losses given the change to estimated losses over the contractual life of the loan portfolio. The amount of any change to our allowance is still under review and will depend, in part, upon the composition of our loan portfolio at the adoption date as well as economic conditions and loss forecasts at that date.

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

Note 7 – Defined Contribution Plan

The Company provides a 401(k) employee stock ownership plan (KSOP), which covers substantially all of the Company’s employees who are eligible, as to age and length of service. A participant may elect to make contributions up to $19 thousand and $18.5 thousand of the participant’s annual compensation in 2019 and 2018, respectively. The Company makes contributions up to 3% of each participant’s annual compensation and the Company matches 50% of the next 2% contributed by the employee. Contributions to the plan by Company were approximately $208 thousand and $175 thousand for the six months ended June 30, 2019 and 2018, respectively.  Outstanding shares of the Company’s common stock allocated to participants at June 30, 2019 and December 31, 2018 totaled 79,332 and 68,889 shares respectively, and there were no unallocated shares. These shares are treated as outstanding for purposes of calculating earnings per share and dividends on these shares are included in the Consolidated Statements of Stockholders’ Equity.

The Company’s KSOP includes a put option for shares of the Company’s common stock distributed from the KSOP. Shares are distributed from the KSOP primarily to separate vested participants and certain eligible participants who elect to diversify their account balances. Since the Company’s common stock is not currently traded on an established securities market, if the owners of distributed shares desire to sell their shares, the Company is required to purchase the shares at fair value during two put option periods following the distribution of the shares from the KSOP. The first put option period is within sixty days following the distribution of the shares from the KSOP.  The second put option period begins on the first day of the fifth month of the plan year for a sixty day period. The fair value of distributed shares subject to the put option totaled $0 as of June 30, 2019 and December 31, 2018. The cost of the KSOP shares totaled $1.60 million and $1.34 million as of June 30, 2019 and December 31, 2018, respectively. Due to the Company’s obligation under the put option, the distributed shares and KSOP shares are classified as temporary equity in the mezzanine section of the consolidated statements of financial condition and totaled $1.60 million and $1.34 million as of June 30, 2019 and December 31, 2018, respectively. The fair value of the KSOP shares totaled $2.04 million and $1.65 million as of June 30, 2019 and December 31, 2018, respectively.

Note 8 – Acquisition

On June 5, 2019, the Company announced the signing of a definitive agreement providing for the merger of Trinity Bancorp, Inc. with and into River Financial Corporation. Concurrent with the merger of River Financial Corporation and Trintiy Bancorp, Inc., Trinity Bank will be merged with and into River Bank & Trust.

Under the terms of the definitive agreement, shareholders of Trinity Bancorp, Inc. immediately prior to the effective time of the merger will receive in exchange for each outstanding share of Trinity Bancorp, Inc. common stock held .44627 shares of River Financial Corporation common stock and approximately $3.50 in cash. Based on the 1,741,053 shares of Trinity Bancorp, Inc. common stock issued and outstanding as of June 5, 2019, River Financial Corporation will issue 776,979 shares of River Financial Corporation common stock and make cash payments to Trinity Bancorp, Inc. shareholders of approximately $6.1 million. The transaction is subject to customary closing conditions, including receipt of regulatory approvals and approval by Trinity Bancorp, Inc. shareholders. The merger is expected to close in the fourth quarter of 2019.

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

Lease Right-of-Use Assets	Classification on Consolidated Statement of Condition	June 30, 2019
Operating lease right-of-use assets	Other Assets	$2,044

Lease Liabilities	Classification on Consolidated Statement of Condition	June 30, 2019
Operating lease liabilities	Accrued interest payable and other liabilities	$2,114

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

June 30, 2019
Weighted-average remaining lease term for operating leases	7.45 Years
Weighted-average discount rate for operating leases	6.00%

Future minimum payments for operating leases with initial or remaining terms of one year or more as of June 30, 2019 were as follows:

Operating Leases
June 30, 2019 - June 30, 2020	$388
July 1, 2020 - June 30, 2021	371
July 1, 2021 - June 30, 2022	355
July 1, 2022 - June 30, 2023	355
July 1, 2023 - June 30, 2024	341
Afterward	839
Total future minimum lease payments	2,649
Amounts representing Interest	(535)
Present value of net future minimum lease payments	$2,114

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

Our Business

We are a bank holding company headquartered in Prattville, Alabama. We engage in the business of banking through our wholly-owned banking subsidiary, River Bank & Trust, which we may refer to as the “Bank,” or “River Bank.” Through the Bank, we provide a broad array of financial services to businesses, business owners, professionals, and consumers. As of June 30, 2019, we operated fourteen full-service banking offices in Alabama in the cities of Montgomery, Prattville, Millbrook, Wetumpka, Auburn, Opelika, Gadsden, Alexander City, Daphne, Clanton, and Thorsby, Alabama.

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

Overview of Second Quarter 2019 Results

Net income was $2.72 million in the quarter ended June 30, 2019, compared with $2.27 million in the quarter ended June 30, 2018. Several significant measures from the 2019 second quarter include:

•	Net interest margin (taxable equivalent) of 3.87%, compared with 4.12% for the second quarter of 2018.
•	Net interest income increase of $1.8 million for the quarter ended June 30, 2019, representing a 23.71% rate of increase over the quarter ended June 30, 2018.
•	Annualized return on average earning assets for the quarter ended June 30, 2019 of 1.08% compared with 1.19% for the quarter ended June 30, 2018.
•	Annualized return on average equity for the quarter ended June 30, 2019 of 9.41% compared with 10.11% for the quarter ended June 30, 2018.
•	Loan increase of $17.3 million during the quarter, representing a 9.47% annualized growth rate.
•	Securities available-for-sale decrease of $5.0 million during the quarter, representing a 8.88% annualized decrease for the quarter.
•	Deposit increase of $25.3 million during the quarter, representing a 10.85% annualized growth rate.
•	Stockholders’ equity increase of $4.9 million during the quarter representing a 17.42% annualized growth rate.
•	Book value per share of $20.98 at June 30, 2019, compared with $19.60 per share at December 31, 2018.
•	Tangible book value per share of $16.91 at June 30, 2019, compared with $15.41 at December 31, 2018.

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

Comparison of the Results of Operations for the three and six months ended June 30, 2019 and 2018

The following is a narrative discussion and analysis of significant changes in our results of operations for the three and six months ended June 30, 2019 compared to the three and six months ended June 30, 2018.

Net Income

During the three months ended June 30, 2019, our net income was $2.72 million, compared to $2.27 million for the three months ended June 30, 2018, an increase of $455 thousand, or 20.09%.

The primary reason for the increase in net income for the second quarter of 2019 as compared to the second quarter of 2018 was an increase in net interest income. During the three months ended June 30, 2019, net interest income was $9.5 million compared to $7.7 million for the three months ended June 30, 2018, an increase of $1.8 million, or 23.71%. This increase is a result of higher levels of loan volume and other earning assets from organic growth as well as from growth through the PSB merger. The increase in interest income was accompanied by a corresponding increase in interest expense that resulted from an increase in deposit rates and from deposit growth both organically and through the PSB merger. Total noninterest income for the second quarter of 2019 was $2.1 million compared to $1.8 million for the quarter ended June 30, 2018. This increase in noninterest income was primarily the result of the $355 thousand increase in service charges and fees which was mostly a result of additional income from the PSB merger.  Total noninterest expense in the second quarter of 2019 increased $1.6 million, or 26.14%, from the second quarter of 2018. This increase was due primarily due to the PSB merger.  The most significant increases were an increase of $762 thousand in salaries and employee benefits, an increase of $291 thousand in data processing, and a $197 thousand increase in amortization expense related to the core deposit intangible assets.

During the six months ended June 30, 2019, our net income was $5.4 million, compared to $4.5 million for the six months ended June 30, 2018, an increase of $845 thousand, or 18.68%.

The primary reason for the increase in net income for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018 was an increase in net interest income and an increase in noninterest income. During this period in 2019, net interest income was $19.0 million compared to $15.2 million for the same period in 2018, an increase of $3.8 million, or 24.82%. This increase is a result of higher levels of loan volume and other earning assets from organic growth as well as growth through the PSB merger. The increase in interest income was accompanied by a corresponding increase in interest expense that resulted from an increase in deposit rates and from deposit growth both organically and through the PSB merger. Total noninterest income for the first six months of 2019 was $3.9 million compared to $3.2 million in the first six months of 2018. This increase was primarily the result of an increase of $681 thousand in revenue from service charges and fees which was mostly a result of additional income from the PSB merger.  Total noninterest expense in the first six months of 2019 increased $3.3 million, or 28.48%, from the first six months of 2018. The most significant increases were an increase of $1.4 million in salaries and employee benefits, an increase of $561 thousand in data processing, and a $401 thousand increase in amortization expense related to the core deposit intangible assets.

Net Interest Income and Net Interest Margin Analysis

The largest component of our net income is net interest income – the difference between the income earned on interest earning assets and the interest paid on deposits and borrowed funds used to support assets. Net interest income divided by average interest earning assets represents RFC’s net interest margin. The major factors that affect net interest income and net interest margin are changes in volumes, the yield on interest earning assets and the cost of interest bearing liabilities. Our net interest margin can also be affected by economic conditions, the competitive environment, loan demand, and deposit flow. Management’s ability to respond to changes in these factors by using effective asset-liability management techniques is critical to maintaining the stability of the net interest margin and the primary source of earnings. This is discussed in greater detail under the heading “Interest Sensitivity and Market Risk”

Comparison of net interest income for the three months ended June 30, 2019 and 2018

The following table shows, for the three months ended June 30, 2019 and 2018, the average balances of each principal category of our earning assets and interest bearing liabilities and the average taxable equivalent yields on assets and average costs of liabilities. These yields and costs are calculated by dividing the income or expense by the average daily balance of the associated assets or liabilities (amounts in thousands).

	Three Months Ended June 30, 2019			Three Months Ended June 30, 2018
		Interest			Interest
	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Yield/Rate	Balance	Expense	Yield/Rate
Interest earning assets
Loans	$739,548	$9,920	5.38%	$595,747	$7,927	5.34%
Mortgage loans held for sale	4,005	37	3.74%	5,703	56	3.90%
Investment securities:
Taxable securities	169,692	1,052	2.48%	115,278	553	1.93%
Tax-exempt securities	54,083	547	4.06%	33,049	208	2.52%
Interest bearing balances in other banks	28,599	156	2.28%	9,075	44	1.94%
Federal funds sold	9,612	66	2.43%	-	-	0.00%
Total interest earning assets	$1,005,539	$11,778	4.70%	$758,852	$8,788	4.64%

Interest bearing liabilities
Interest bearing transaction accounts	$245,961	$292	0.48%	$192,061	$165	0.34%
Savings and money market accounts	279,269	722	1.04%	195,298	314	0.64%
Time deposits	164,126	666	1.63%	134,284	338	1.02%
Short-term debt	8,402	11	0.53%	9,220	12	0.48%
Federal Home Loan Bank advances	-	-	0.00%	21,099	106	2.01%
Note payable	25,641	392	6.19%	4,819	62	5.06%
Total interest bearing liabilities	$723,399	$2,083	1.15%	$556,781	$997	0.72%
Noninterest-bearing funding of earning assets	282,140	-	0.00%	202,071	-	0.00%
Total cost of funding earning assets	$1,005,539	$2,083	0.83%	$758,852	$997	0.53%
Net interest rate spread			3.54%			3.92%
Net interest income/margin (taxable equivalent)		$9,695	3.87%		$7,791	4.12%
Tax equivalent adjustment		(146)			(72)
Net interest income/margin		$9,549	3.81%		$7,719	4.08%

The following table reflects, for the three months ended June 30, 2019 and 2018, the changes in our net interest income due to variances in the volume of interest earning assets and interest bearing liabilities and variances in the associated rates earned or paid on these assets and liabilities (amounts in thousands).

	Three Months Ended June 30, 2019 vs.
	Three Months Ended June 30, 2018
		Variance
		due to
	Volume	Yield/Rate	Total
Interest earning assets
Loans	$1,919	$74	$1,993
Mortgage loans held for sale	(17)	(2)	(19)
Investment securities:
Taxable securities	266	233	499
Tax-exempt securities	132	207	339
Interest bearing balances in other banks	88	24	112
Federal funds sold	-	66	66
Total interest earning assets	$2,388	$602	$2,990

Interest bearing liabilities
Interest bearing transaction accounts	$46	$81	$127
Savings and money market accounts	134	274	408
Time deposits	76	252	328
Short-term debt	(2)	1	(1)
Federal Home Loan Bank advances	(106)	-	(106)
Note payable	258	72	330
Total interest bearing liabilities	$406	$680	$1,086

Net interest income
Net interest income (taxable equivalent)	$1,982	$(78)	$1,904
Taxable equivalent adjustment	(45)	(29)	(74)
Net interest income	$1,937	$(107)	$1,830

Total interest income for the three months ended June 30, 2019 was $11.6 million and total interest expense was $2.1 million, resulting in net interest income of $9.5 million for the period. For the same period of 2018, total interest income was $8.7 million and total interest expense was $997 thousand, resulting in net interest income of $7.7 million for the period. This represents a 23.71% increase in net interest income when comparing the same period from 2019 and 2018. When comparing the variances related to interest income for the three months ended June 30, 2019 and 2018, the increase was primarily attributed to increases in average volumes in loans and investment securities. The volume related increase in interest income for the three months ended June 30, 2019 was also accompanied by an increase in the yield on loans and investment securities.  When comparing variances related to interest expense for the three months ended June 30, 2019 and 2018, the increase resulted primarily from an increase in the effective rates paid on deposit accounts as well as from the increased interest expense on the note payable related to the PSB merger.

Comparison of net interest income for the six months ended June 30, 2019 and 2018

The following table shows, for the six months ended June 30, 2019 and 2018, the average balances of each principal category of our earning assets and interest bearing liabilities and the average taxable equivalent yields on assets and average costs of liabilities. These yields and costs are calculated by dividing the income or expense by the average daily balance of the associated assets or liabilities.

	Six Months Ended June 30, 2019			Six Months Ended June 30, 2018
		Interest			Interest
	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Yield/Rate	Balance	Expense	Yield/Rate
Interest earning assets
Loans	$729,382	$19,700	5.45%	$580,245	$15,247	5.30%
Mortgage loans held for sale	2,817	52	3.72%	4,561	81	3.58%
Investment securities:
Taxable securities	172,283	2,149	2.52%	120,651	1,178	1.97%
Tax-exempt securities	54,204	984	3.66%	36,677	465	2.56%
Interest bearing balances in other banks	27,659	307	2.24%	9,824	88	1.81%
Federal funds sold	5,727	76	2.68%	-	-	0.00%
Total interest earning assets	$992,072	$23,268	4.74%	$751,958	$17,059	4.59%

Interest bearing liabilities
Interest bearing transaction accounts	$246,754	$575	0.47%	$190,622	$278	0.29%
Savings and money market accounts	269,221	1,362	1.02%	191,320	473	0.50%
Time deposits	163,568	1,226	1.51%	134,936	648	0.97%
Securities sold under repurchase agreements	8,887	24	0.54%	11,418	22	0.39%
Federal Home Loan Bank advances	2,320	29	2.52%	18,785	167	1.79%
Note payable	26,035	791	6.13%	5,220	122	4.71%
Total interest bearing liabilities	$716,785	$4,007	1.13%	$552,301	$1,710	0.62%
Noninterest-bearing funding of earning assets	275,287	-	0.00%	199,657	-	0.00%
Total cost of funding earning assets	$992,072	$4,007	0.81%	$751,958	$1,710	0.46%
Net interest rate spread			3.61%			3.97%
Net interest income/margin (taxable equivalent)		$19,261	3.92%		$15,349	4.12%
Tax equivalent adjustment		(282)			(144)
Net interest income/margin		$18,979	3.86%		$15,205	4.08%

The following table reflects, for the six months ended June 30, 2019 and 2018, the changes in our net interest income due to variances in the volume of interest earning assets and interest bearing liabilities and variances in the associated rates earned or paid on these assets and liabilities.

	Six Months Ended June 30, 2019 vs.
	Six Months Ended June 30, 2018
		Variance
		due to
	Volume	Yield/Rate	Total
Interest earning assets
Loans	$3,910	$543	$4,453
Mortgage loans held for sale	(32)	3	(29)
Investment securities:
Taxable securities	510	461	971
Tax-exempt securities	221	298	519
Interest bearing balances in other banks	161	58	219
Federal funds sold	-	76	76
Total interest earning assets	$4,770	$1,439	$6,209

Interest bearing liabilities
Interest bearing transaction accounts	$81	$216	$297
Savings and money market accounts	193	696	889
Time deposits	138	440	578
Short-term debt	(5)	7	2
Federal Home Loan Bank advances	(146)	8	(138)
Note payable	486	183	669
Total interest bearing liabilities	$747	$1,550	$2,297

Net interest income
Net interest income (taxable equivalent)	$4,023	$(111)	$3,912
Taxable equivalent adjustment	(82)	(56)	(138)
Net interest income	$3,941	$(167)	$3,774

Total interest income for the six months ended June 30, 2019 was $23.0 million and total interest expense was $4.0 million, resulting in net interest income of $19.0 million for the period. For the same period of 2018, total interest income was $16.9 million and total interest expense was $1.7 million, resulting in net interest income of $15.2 million for the period. This represents a 24.82% increase in net interest income when comparing the same period from 2019 and 2018. When comparing the variances related to interest income for the six months ended June 30, 2019 and 2018, the increase was primarily attributed to increases in average volumes in loans and investment securities. The volume related increase in interest income for the period was also accompanied by an increase in the yield on loans and investment securities.  When comparing variances related to interest expense for the six months ended June 30, 2019 and 2018, the increase resulted primarily from an increase in the effective rates paid on deposit accounts as well as from the increased interest expense on the note payable related to the PSB merger.

Provision for Loan Losses

The provision for loan losses represents a charge to earnings necessary to establish an allowance for loan losses that, in management’s evaluation, is adequate to provide coverage for estimated losses on outstanding loans and to provide for uncertainties in the economy. As a result of evaluating the allowance for loan losses at June 30, 2019, management recorded a provision of $540 thousand in the second quarter of 2019 compared to a provision of $480 thousand in the second quarter of 2018. The increase in the provision was primarily related to the continued loan growth from June 30, 2018 to June 30, 2019.

The allowance for loan losses is increased by a provision for loan losses, which is a charge to earnings, and it is decreased by loan charge-offs and increased by recoveries on loans previously charged off. In determining the adequacy of the allowance for loan losses, we consider our historical loan loss experience, the general economic environment, our overall portfolio composition and other relevant information. As these factors change, the level of loan loss provision changes.  When individual loans are evaluated for impairment and impairment is deemed necessary, a specific allowance is required for the impaired portion of the loan amount. Subsequent changes in the impairment amount will generally cause corresponding changes in the allowance related to the impaired loan and corresponding changes to the loan loss provision. As of June 30, 2019, the recorded allowance related to impaired loans was $378 thousand. As of June 30, 2018, the recorded allowance related to impaired loans was $894 thousand.

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

The following table sets forth the principal components of noninterest income for the periods indicated (amounts in thousands).

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2019	2018	2019	2018
Service charges and fees	$1,200	$845	$2,286	$1,605
Investment brokerage revenue	28	16	45	58
Mortgage operations	666	697	1,089	1,107
Bank owned life insurance income	141	143	280	283
Net gain (loss) on sale of investment securities	(3)	1	(3)	3
Other noninterest income	75	71	210	185
Total noninterest income	$2,107	$1,773	$3,907	$3,241

Noninterest income for the three months ended June 30, 2019 was $2.1 million compared to $1.8 million for the same period in 2018.  The increase of $355 thousand in service charges and fees was primarily related to an increase in the number of deposit accounts and activity within the deposit accounts which was mostly a result of the PSB merger.

Noninterest income for the six months ended June 30, 2019 was $3.9 million compared to $3.2 million for the same period of 2018. The increase of $681 thousand in service charges and fees was primarily related to an increase in the number of deposit accounts and activity within the deposit accounts which was mostly a result of the PSB merger.

Noninterest Expense

Noninterest expenses consist primarily of salaries and employee benefits, building occupancy and equipment expenses, advertising and promotion expenses, data processing expenses, legal and professional services expense and miscellaneous other operating expenses.

The following table sets forth the principal components of noninterest expense for the periods indicated (amounts in thousands).

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2019	2018	2019	2018
Salaries and employee benefits	$4,310	$3,548	$8,330	$6,917
Occupancy expenses	495	391	974	733
Equipment rentals, depreciation, and maintenance	260	213	536	471
Telephone and communications	91	72	169	121
Advertising and business development	121	227	329	347
Data processing	720	429	1,407	846
Foreclosed assets, net	57	67	123	90
Federal deposit insurance and other regulatory assessments	96	78	194	160
Legal and other professional services	252	173	429	283
Other operating expense	1,262	878	2,495	1,696
Total noninterest expense	$7,664	$6,076	$14,986	$11,664

Noninterest expense for the three months ended June 30, 2019 totaled $7.7 million compared with $6.1 million for the same period of 2018. The increase in almost all noninterest expense line items were associated with the PSB merger. The increase was primarily a result of increases in salaries and employee benefits expense. Salaries and employee benefits increased $762 thousand, or 21.48%, to $4.3 million in the second quarter of 2019 from $3.5 million in the second quarter of 2018. The number of full-time equivalent employees increased from approximately 149 at June 30, 2018 to approximately 192 at June 30, 2019 for an increase of approximately 28.86%. There was also a $291 thousand and $197 thousand increase in data processing and amortization expense related to the core deposit intangibles from the second quarter of 2018 to the second quarter of 2019.  Equipment rentals, depreciation, and maintenance increased $47 thousand, or approximately 22.07%, in the second quarter of 2019 as compared to the second quarter of 2018 as a result of the additional branches acquired in the PSB merger. Occupancy expenses also increased $104 thousand which was also mostly as a result of the PSB merger.

Noninterest expense for the six months ended June 30, 2019 totaled $15.0 million compared with $11.7 million for the same period of 2018. The increase was primarily a result of increases in salaries and employee benefits expense. Salaries and employee benefits increased $1.4 million, or 20.43%, to $8.3 million in the first six months of 2019 from $6.9 million in the first six months of 2018.   Approximately $1.2 million of the increase in salaries and employee benefits expense was in regular salaries and wages with over $600 thousand of the $1.2 million increase due to the additional employees from the PSB merger.  There was also a $561 thousand and $401 thousand increase in data processing and amortization expense related to the core deposit intangibles, respectively.

Provision for Income Taxes

We recognized income tax expense of $732 thousand for the three months ended June 30, 2019, compared to $671 thousand for the three months ended June 30, 2018. The effective tax rate for the three months ended June 30, 2019 was 21.2% compared to 22.9% for the same period in 2018. The effective tax rate is affected by levels of items of income that are not subject to federal and/or state taxation and by levels of items of expense that are not deductible for federal and/or state income tax purposes.

We recognized income tax expense of $1.5  million for the six months ended June 30, 2019, compared to $1.3 million for the six months ended June 30, 2018. The increase of $153 thousand, or 11.79%, resulted from the increase in net income before taxes of $998 thousand in the first six months of 2019 as compared to the first six months of 2018. The effective tax rate for the six months ended June 30, 2019 was 21.3% compared to 22.3% for the same period in 2018. The effective tax rate is affected by levels of items of income that are not subject to federal and/or state taxation and by levels of items of expense that are not deductible for federal and/or state income tax purposes.

Comparison of Financial Condition at June 30, 2019 and December 31, 2018

Overview

Our total assets increased $46.8 million, or 4.37%, from December 31, 2018 to June 30, 2019. Loans, net of deferred fees and discounts, increased $37.7 million, or 5.30%, from December 31, 2018 to June 30, 2019. Securities available-for-sale decreased by $8.1 million, or 3.56%, from December 31, 2018 to June 30, 2019. Cash and cash equivalents increased $11.0 million, or 23.15% from December 31, 2018 to June 30, 2019 as funds were obtained from the sale of investment securities to fund loan growth. Total deposits increased $58.7 million, or 6.53%, from December 31, 2018 to June 30, 2019. Federal Home Loan Bank advances decreased $20 million or 100.00% million from December 31, 2018 to June 30, 2019.  Total stockholders’ equity increased $7.9 million, or 7.21% from December 31, 2018 to June 30, 2019 primarily due to decrease in the net unrealized loss on securities available-for-sale along with strong earnings for the quarter.

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

During the six months ended June 30, 2019, we purchased investment securities totaling $31.4 million and sold investment securities with proceeds received of $21.8 million including net realized losses of $3 thousand.

The following tables summarize the amortized cost, gross unrealized gains, gross unrealized losses, and fair value of securities available-for-sale at June 30, 2019 and December 31, 2018 (amounts in thousands).

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2019:
Securities available-for-sale:
Residential mortgage-backed	$110,379	$504	$(1,245)	$109,638
U.S. govt. sponsored enterprises	50,282	1,170	(45)	51,407
State, county, and municipal	55,824	1,519	(30)	57,313
Corporate debt obligations	2,155	11	(38)	2,128
Totals	$218,640	$3,204	$(1,358)	$220,486

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2018:
Securities available-for-sale:
Residential mortgage-backed	$108,915	$45	$(4,027)	$104,933
U.S. govt. sponsored enterprises	63,833	367	(278)	63,922
State, county, and municipal	57,417	219	(476)	57,160
Corporate debt obligations	2,670	7	(62)	2,615
Totals	$232,835	$638	$(4,843)	$228,630

Loans

Loans are the largest category of interest earning assets and typically provide higher yields than other types of interest earning assets. Associated with the higher loan yields are the inherent credit and liquidity risks which management attempts to control and counterbalance. Total loans averaged $739.5 million during the three months ended June 30, 2019, or 73.5% of average interest earning assets, as compared to $595.7 million, or 78.5% of average interest earning assets, for the three months ended June 30, 2018. At June 30, 2019, total loans, net of deferred loan fees and discounts, were $748.9 million, compared to $711.3 million at December 31, 2018, an increase of $37.6 million, or 5.29%

The organic, or non-acquired, growth in average outstanding loans is primarily attributable to the Bank’s ability to attract new customers from other financial institutions. We have hired experienced bankers in the markets we serve and these employees were successful in transitioning many of their former clients as well as bringing new clients to the Bank. Our bankers are expected to maintain calling efforts to develop relationships with clients and our philosophy is to be responsive to customer needs by providing service and decisions in a timely manner. Additionally, the markets we serve have shown some signs of economic recovery over the last few years which has increased demand for the services we provide.

The following table provides a summary of the loan portfolio as of June 30, 2019, and December 31, 2018.

	June 30, 2019		December 31, 2018
	Amount	% of Total	Amount	% of Total
Residential real estate:
Closed-end 1-4 family - first lien	$172,862	23.3%	$162,249	23.0%
Closed-end 1-4 family - junior lien	6,576	0.9%	5,739	0.8%
Multi-family	16,729	2.3%	16,938	2.4%
Total residential real estate	196,167	26.5%	184,926	26.2%
Commercial real estate:
Nonfarm nonresidential	228,572	30.8%	209,391	29.7%
Farmland	8,994	1.2%	10,417	1.5%
Total commercial real estate	237,566	32.0%	219,808	31.2%
Construction and land development:
Residential	46,629	6.3%	39,680	5.6%
Other	62,973	8.5%	62,430	8.9%
Total construction and land development	109,602	14.8%	102,110	14.5%
Home equity lines of credit	41,905	5.6%	39,040	5.5%
Commercial loans:
Other commercial loans	105,012	14.2%	112,927	16.0%
Agricultural	1,767	0.2%	1,743	0.2%
State, county, and municipal loans	21,553	2.9%	19,756	2.9%
Total commercial loans	128,332	17.3%	134,426	19.1%
Consumer loans	37,743	5.1%	33,867	4.8%
Total gross loans	751,315	101.3%	714,177	101.3%
Allowance for loan losses	(7,104)	-1.0%	(6,577)	-0.9%
Net deferred loan fees and discounts	(2,389)	-0.3%	(2,915)	-0.4%
Net loans	$741,822	100.0%	$704,685	100.0%

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

Real estate loans are the largest component of our loan portfolio and include residential real estate loans, commercial real estate loans, and construction and land development loans. At June 30, 2019, this category totaled $543.3 million, or 72.32% of total gross loans, compared to $506.8 million, or 70.97%, at December 31, 2018. Real estate loans increased $36.5 million, or 7.20%, during the period December 31, 2018 to June 30, 2019. Commercial loans decreased $6.1 million, or 4.53% during the same period. Our management team and lending officers have a great deal of experience and expertise in real estate lending and commercial lending.

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

The following table presents a summary of changes in the allowance for loan losses for the periods indicated (amounts in thousands).

	As of and for the		As of and for the
	Three Months Ended:		Six Months Ended:
	June 30,	June 30,	June 30,	June 30,
	2019	2018	2019	2018
Allowance for loan losses at beginning of period	$7,128	$5,387	$6,577	$4,881
Charge-offs:
Mortgage loans on real estate:
Residential real estate	585	-	587	-
Commercial real estate	-	-	-	-
Construction and land development	-	-	-	-
Total mortgage loans on real estate	585	-	587	-
Home equity lines of credit	-	20	-	20
Commercial	46	35	121	75
Consumer	60	-	101	30
Total	691	55	809	125

Recoveries:
Mortgage loans on real estate:
Residential real estate	6	13	7	13
Commercial real estate	7	2	99	5
Construction and land development	5	4	8	26
Total mortgage loans on real estate	18	19	114	44
Home equity lines of credit	50	10	50	12
Commercial	40	20	68	86
Consumer	19	9	24	12
Total	127	58	256	154

Net charge-offs (recoveries)	564	(3)	553	(29)
Provision for loan losses	540	480	1,080	960
Allowance for loan losses at end of period	$7,104	$5,870	$7,104	$5,870

Total loans outstanding, net of deferred loan fees	748,926	615,395	748,926	615,395
Average loans outstanding, net of deferred loan fees	739,548	595,747	729,382	580,245
Allowance for loan losses to period end loans	0.95%	0.95%	0.95%	0.95%
Net charge-offs (recoveries) to average loans (annualized)	0.31%	0.00%	0.15%	-0.01%

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

	June 30, 2019		December 31, 2018
		Percent of		Percent of
	Amount	Total	Amount	Total
Mortgage loans on real estate:
Residential real estate	$1,196	16.8%	$1,579	24.0%
Commercial real estate	2,517	35.5%	1,961	29.8%
Construction and land development	1,056	14.9%	942	14.3%
Total mortgage loans on real estate	4,769	67.2%	4,482	68.1%
Home equity lines of credit	421	5.9%	394	6.0%
Commercial	1,566	22.0%	1,375	20.9%
Consumer	348	4.9%	326	5.0%
Total	$7,104	100.0%	$6,577	100.0%

Nonperforming Assets

The following table presents our nonperforming assets as of the dates indicated (amounts in thousands):

	June 30,		December 31,
	2019	2018	2018
Nonaccrual loans	$3,113	$2,500	$2,740
Accruing loans past due 90 days or more	30	134	19
Total nonperforming loans	3,143	2,634	2,759
Foreclosed assets	277	1,014	496
Total nonperforming assets	$3,420	$3,648	$3,255

Allowance for loan losses to period end loans	0.95%	0.95%	0.92%
Allowance for loan losses to period end nonperforming loans	226.03%	222.85%	238.38%
Net charge-offs (recoveries) to average loans (annualized)	0.15%	-0.01%	0.04%
Nonperforming assets to period end loans and foreclosed property	0.46%	0.59%	0.46%
Nonperforming loans to period end loans	0.42%	0.43%	0.39%
Nonperforming assets to total assets	0.31%	0.43%	0.30%
Period end loans	748,926	615,395	711,262
Period end total assets	1,117,256	855,885	1,070,464
Allowance for loan losses	7,104	5,870	6,577
Average loans for the period	729,382	595,747	619,238
Net charge-offs for the period	553	(29)	264
Period end loans plus foreclosed property	749,203	616,409	711,758

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

The following table details the composition of our deposit portfolio as of June 30, 2019, and December 31, 2018.

	June 30, 2019		December 31, 2018
		Percent of		Percent of
	Amount	Total	Amount	Total
Demand deposits, non-interest bearing	$258,697	27.0%	$241,274	26.8%
Demand deposits, interest bearing	247,095	25.8%	239,463	26.6%
Money market accounts	224,015	23.4%	200,143	22.3%
Savings deposits	58,241	6.1%	55,733	6.2%
Time certificates of $250 thousand or more	51,519	5.4%	47,251	5.3%
Other time certificates	117,803	12.3%	114,843	12.8%
Totals	$957,370	100.0%	$898,707	100.0%

Total deposits were $957 million at June 30, 2019, an increase of $58.7 million from December 31, 2018 with the increase resulting mainly in the balances of money market accounts and demand deposit accounts. Some of our demand deposit accounts are seasonal and typically have larger balances at year-end than at the end of other calendar quarters. The seasonality of these demand deposits is related to property tax collections and to agricultural production.

The following table presents the Bank’s time certificates of deposits by various maturities as of June 30, 2019 (amounts in thousands).

	All Time Deposits	Time Deposits $100 or more	Time Deposits less than $100
Three months or less	$32,800	$19,868	$12,932
Greater than three months through six months	24,519	14,356	10,163
Greater than six months through one year	61,847	37,641	24,206
Greater than one year through three years	41,677	30,271	11,406
Greater than three years	8,479	5,516	2,963
Total	$169,322	$107,652	$61,670

Other Funding Sources

We supplement our deposit funding with wholesale funding when needed for balance sheet planning and management or when the terms are attractive and will not disrupt our offering rates in our markets. A source we have used for wholesale funding is the Federal Home Loan Bank of Atlanta (FHLB). The line of credit with the FHLB is secured by pledges of various loans in our loan portfolio. At June 30, 2019, the FHLB line of credit available was $162.7 million and at December 31, 2018 it was $116.8 million. As of June 30, 2019 we have no Federal Home Loan Bank advances outstanding compared to $20 million at December 31, 2018.  We also have lines of credit for federal funds borrowings with other banks that totaled $38.5 million at June 30, 2019 and December 31, 2018. Furthermore, we have pledged certain loans to the Federal Reserve Bank (FRB) to secure a line of credit. At June 30, 2019, the FRB line of credit available was $119.1 million and at December 31, 2018, the FRB line of credit available was $116.5 million. We have never drawn on the FRB line of credit and consider it a contingency line of credit to be used only for emergency liquidity management.

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

Principal payments on the CenterState Bank Loan are due as follows:

June 30, 2019 - June 30, 2020	$3,300
July 1, 2020 - June 30, 2021	3,503
July 1, 2021 - June 30, 2022	3,718
July 1, 2022 - June 30, 2023	3,946
July 1, 2023 - June 30, 2024	4,188
Afterward	6,733
Total	$25,388

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

Cash and cash equivalents at June 30, 2019 and December 31, 2018, were $58.5 million and $47.5 million, respectively. Based on recorded cash and cash equivalents, management believes River Financial Corporation’s liquidity resources were sufficient at June 30, 2019 to fund loans and meet other cash needs as necessary.

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

Financial instruments whose contract amount represents credit risk at June 30, 2019 and December 31, 2018 were as follows  (amounts in thousands):

	June 30, 2019	December 31, 2018
Commitments to extend credit	$160,850	$146,462
Stand-by and performance letters of credit	4,917	5,412
Total	$165,767	$151,874

Contractual Obligations

While our liquidity monitoring and management considers both present and future demands for and sources of liquidity, the following table of contractual commitments focuses only on future obligations as of June 30, 2019 (amounts in thousands).

		Due after 1	Due after 3
	Due in 1	through	through	Due after
	year or less	3 years	5 years	5 years	Total
Deposits without a stated maturity	$788,048	$-	$-	$-	$788,048
Certificates of deposit of less than $100	47,301	11,406	2,963	-	61,670
Certificates of deposit of $100 or more	71,865	30,271	5,516	-	107,652
Securities sold under agreements to repurchase	7,149	-	-	-	7,149
Note payable	3,300	7,221	8,134	6,733	25,388
Operating leases	602	1,105	1,096	844	3,647
Total contractual obligations	$918,265	$50,003	$17,709	$7,577	$993,554

Capital Position and Dividends

At June 30, 2019 and December 31, 2018, total stockholders’ equity was $118.1 million and $110.1 million, respectively. The increase of $7.9 million resulted mainly from the net change in retained earnings and other comprehensive income for the six months ended June 30, 2019. Retained earnings for the first six months of 2019 increased $3.4 million and other comprehensive income increased $4.5 million. The ratio of stockholders’ equity to total assets was 10.57% and 10.29% at June 30, 2019 and December 31, 2018, respectively.

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

Management believes, as of June 30, 2019, that the Bank meets all capital adequacy requirements to which it is subject. The following table presents the Bank’s capital amounts and ratios as of June 30, 2019 with the required minimum levels for capital adequacy purposes including the phase in of the capital conservation buffer under Basel III and minimum levels to be well capitalized (as defined) under the regulatory prompt corrective action regulations.

As of June 30, 2019:
					To Be Well Capitalized
			Required For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (To Risk-Weighted Assets)	$118,438	14.227%	$87,413	>= 10.500%	$83,251	>= 10.00%
Common Equity Tier 1 Capital (To Risk-Weighted Assets)	111,334	13.373%	58,276	>= 7.000%	54,113	>= 6.50%
Tier 1 Capital (To Risk-Weighted Assets)	111,334	13.373%	70,763	>= 8.500%	66,601	>= 8.00%
Tier 1 Capital (To Average Assets)	111,334	10.340%	43,069	>= 4.000%	53,837	>= 5.00%

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

River Financial Corporation’s principal source of funds for dividend payments and debt service is dividends received from River Bank & Trust. There are statutory limitations on the payment of dividends by River Bank & Trust to River Financial Corporation. As of June 30, 2019, the maximum amount the Bank could dividend to River Financial Corporation without prior regulatory authority approval was approximately $13.3 million. In addition to dividend restrictions, federal statutes prohibit unsecured loans from banks to bank holding companies.

During the six months ending June 30, 2019 there were 63,500 incentive stock options issued with a weighted average exercise price of $27.00 per share. During the same period, there were 20,300 incentive stock options exercised at a weighted average exercise price of $13.07 per share. A total of 368,625 incentive stock options were outstanding as of June 30, 2019 with a weighted average exercise price of $20.06 per share and a weighted average remaining life of 6.94 years.

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

The following table illustrates our interest rate sensitivity at June 30, 2019, assuming the relevant assets and liabilities are collected and paid, respectively, based upon historical experience rather than their stated maturities (amounts in thousands).

	0-1 Mos	1-3 Mos	3-12 Mos	1-2 Yrs	2-3 Yrs	>3 Yrs	Total
Interest earning assets
Loans	$145,809	$44,618	$157,407	$137,125	$89,144	$174,823	$748,926
Securities	8,764	16,926	32,388	27,181	29,022	106,205	220,486
Certificates of deposit in banks	591	1,467	745	981	484	1,415	5,683
Cash balances in banks	23,493	-	-	-	-	-	23,493
Federal funds sold	18,020	-	-	-	-	-	18,020
Total interest earning assets	$196,677	$63,011	$190,540	$165,287	$118,650	$282,443	$1,016,608

Interest bearing liabilities
Interest bearing transaction accounts	$101,346	$4,942	$22,206	$29,655	$29,655	$59,291	$247,095
Savings and money market accounts	160,386	4,962	22,332	29,775	29,775	35,026	282,256
Time deposits	11,267	22,523	83,482	28,672	12,857	10,521	169,322
Securities sold under agreements to repurchase	7,149	-	-	-	-	-	7,149
Note payable	807	-	2,493	3,503	3,718	14,867	25,388
Total interest bearing liabilities	$280,955	$32,427	$130,513	$91,605	$76,005	$119,705	$731,210

Interest sensitive gap
Period gap	$(84,278)	$30,584	$60,027	$73,682	$42,645	$162,738	$285,398
Cumulative gap	$(84,278)	$(53,694)	$6,333	$80,015	$122,660	$285,398
Cumulative gap - Rate Sensitive Assets/ Rate Sensitive Liabilities	-8.3%	-5.3%	0.6%	7.9%	12.1%	28.1%

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

	Impact on net interest income
	As of	As of
	June 30, 2019	December 31, 2018
Change in prevailing rates:
+ 400 basis points	(1.85)%	(4.94)%
+ 300 basis points	(1.08)%	(3.49)%
+ 200 basis points	(0.29)%	(2.10)%
+ 100 basis points	(0.11)%	(0.85)%
+ 0 basis points	-	-
- 100 basis points	(2.09)%	(0.08)%
- 200 basis points	(6.78)%	(4.43)%
- 300 basis points	(7.27)%	(7.25)%
- 400 basis points	(7.77)%	(8.38)%

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

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the six months ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of August 6, 2019, we are not subject to any pending or threatened litigation.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In 2019 and 2018, the Company sold 11,539 and 17,218 shares of its common stock for an aggregate of $276,936 and $429,877 in cash, respectively, to its employee stock ownership plan. The Company has relied upon exemptions from registration under SEC Rule 147.

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

2.1*

Agreement and Plan of Merger by and among River Financial Corporation, RFC Acquisition Corporation, and PSB Bancshares, Inc, dated as of July 10, 2018, filed as Exhibit 2.1 to River Financial Corporation’s Form 8-K filed July 16, 2018, incorporated herein by reference.

2.2*

Agreement and Plan of Merger by and between River Financial Corporation and Trinity Bancorp, Inc., dated as of June 4, 2019, filed as Exhibit 2.1 to River Financial Corporation’s Form 8-K filed June 5, 2019, incorporated herein by reference.

3.1	Articles of Incorporation of River Financial Corporation, as amended, included as Exhibit 3.1 in the River Financial Corporation Form 10-Q filed May 7, 2019 and incorporated herein by reference.

3.2	Bylaws of River Financial Corporation, as amended, included as Exhibit 3.2 in the River Financial Corporation 10-K filed March 28, 2016 and incorporated herein by reference.

4.1

Article IV and Article V of the Articles of Incorporation, as amended, filed at Exhibit 3.1 to the Registrants’ Form 10-Q filed May 7, 2019, and Article II and Article VI of the bylaws, as amended, included as Exhibit 3.2 of the Registrants’ Form 10-K filed March 28, 2016, and incorporated herein by reference.

31.1**	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2**	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32 **	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
*	Schedules omitted. Registrant agrees to furnish a copy of any omitted schedule to the SEC upon request.
**	Filed herewith.

Index to Exhibits

The following is an index of exhibits including items incorporated by reference:

Exhibit Number	Description

2.1*

Agreement and Plan of Merger by and among River Financial Corporation, RFC Acquisition Corporation, and PSB Bancshares, Inc., dated as of July 10, 2018, filed as Exhibit 2.1 to River Financial Corporation’s Form 8-K filed July 16, 2018, incorporated herein by reference.

2.2*

Agreement and Plan of Merger by and between River Financial Corporation and Trinity Bancorp, Inc., dated as of June 4, 2019, filed as Exhibit 2.1 to River Financial Corporation’s Form 8-K filed June 5, 2019, incorporated herein by reference.

3.1	Articles of Incorporation of River Financial Corporation, as amended, included as Exhibit 3.1 in the River Financial Corporation Form 10-Q filed May 7, 2019 and incorporated herein by reference.

3.2	Bylaws of River Financial Corporation, as amended, included as Exhibit 3.2 in the River Financial Corporation 10-K filed March 28, 2016 and incorporated herein by reference.

4.1

Article IV and Article V of the Articles of Incorporation, as amended, filed at Exhibit 3.1 to the Registrants’ Form 10-Q filed May 7, 2019, and Article II and Article VI of the bylaws, as amended, included as Exhibit 3.2 of the Registrants’ Form 10-K filed March 28, 2016, and incorporated herein by reference.

31.1**	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2**	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32 **	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Schedules omitted. Registrant agrees to furnish a copy of any omitted schedule to the SEC upon request.
**	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RIVER FTNANCIAL CORPORATION

Date: August 6, 2019	By:	/s/ James M. Stubbs
James M. Stubbs
Chief Executive Officer (principal executive officer)

Date: August 6, 2019	By:	/s/ Kenneth H. Givens
Kenneth H. Givens
Chief Financial Officer