Form 10-Q
period 2019-09-30
River Financial Corp
filed 2019-11-05
CIK 1641601

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission File Number: 333-205986

RIVER FINANCIAL CORPORATION

(Exact Name of Registrant as Specified in its Charter)

ALABAMA	46-1422125
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2611 Legends Drive Prattville, Alabama	36066
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (334) 290-1012

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None

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

As of November 1, 2019, the registrant had 6,481,435 shares of common stock, $1.00 par value per share, outstanding.

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

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

RIVER FINANCIAL CORPORATION

Consolidated Statements of Financial Condition

(in thousands except share data)

	September 30, 2019	December 31, 2018
	Unaudited	Audited
Assets
Cash and due from banks	$19,018	$13,834
Interest-bearing deposits in banks	16,789	32,253
Federal funds sold	13,135	1,420
Cash and cash equivalents	48,942	47,507

Certificates of deposit in banks	4,836	6,166
Securities available-for-sale, at fair value	236,143	228,630
Loans held for sale	10,202	2,619
Loans, net of unearned income	754,886	711,262
Less allowance for loan losses	(7,588)	(6,577)
Net loans	747,298	704,685
Premises and equipment, net	28,649	26,827
Accrued interest receivable	3,160	3,260
Bank owned life insurance	28,014	20,563
Foreclosed assets	1,117	496
Deferred income taxes, net	79	1,181
Core deposit intangible	4,627	5,583
Goodwill	18,293	18,293
Other assets	8,468	4,654
Total assets	$1,139,828	$1,070,464
Liabilities and Shareholders' Equity
Noninterest-bearing deposits	$263,157	$241,274
Interest-bearing deposits	710,460	657,433
Total deposits	973,617	898,707
Securities sold under agreements to repurchase	9,717	7,975
Federal Home Loan Bank advances	-	20,000
Note payable	24,585	26,963
Accrued interest payable and other liabilities	8,717	5,343
Total liabilities	1,016,636	958,988
Common stock related to 401(k) Employee Stock Ownership Plan	1,599	1,343
Stockholders' Equity
Common stock ($1 par value; 10,000,000 shares authorized; 5,708,278 and 5,692,123 shares issued; 5,700,652 and 5,687,914 shares outstanding, respectively)	5,708	5,692
Additional paid-in capital	79,819	79,604
Retained earnings	35,871	29,460
Accumulated other comprehensive gain (loss)	2,011	(3,167)
Treasury stock at cost (7,626 and 4,209 shares, respectively)	(217)	(113)
Common stock related to 401(k) Employee Stock Ownership Plan	(1,599)	(1,343)
Total stockholders' equity	121,593	110,133
Total equity	123,192	111,476
Total liabilities and stockholders' equity	$1,139,828	$1,070,464

The accompanying notes are an integral part of these financial statements.

RIVER FINANCIAL CORPORATION

Unaudited Consolidated Statements of Income

(in thousands except per share data)

	For the Three Months Ended:		For the Nine Months Ended:
	September 30,		September 30,
	2019	2018	2019	2018
Interest income:
Loans, including fees	$10,192	$8,269	$29,853	$23,551
Taxable securities	1,104	551	3,347	1,729
Nontaxable securities	356	180	1,055	547
Federal funds sold	107	-	183	-
Other interest income	178	74	485	162
Total interest income	11,937	9,074	34,923	25,989
Interest expense:
Deposits	1,758	931	4,921	2,330
Short-term borrowings	11	9	35	31
Federal Home Loan Bank advances	-	162	29	329
Note payable	384	62	1,175	184
Total interest expense	2,153	1,164	6,160	2,874
Net interest income	9,784	7,910	28,763	23,115
Provision for loan losses	540	480	1,620	1,440
Net interest income after provision for loan losses	9,244	7,430	27,143	21,675
Noninterest income:
Service charges and fees	1,251	830	3,537	2,436
Investment brokerage revenue	24	44	69	102
Mortgage operations	1,255	700	2,344	1,807
Bank owned life insurance income	171	145	451	428
Net gain (loss) on sale of investment securities	(6)	(56)	(9)	(53)
Other noninterest income	153	80	363	265
Total noninterest income	2,848	1,743	6,755	4,985
Noninterest expense:
Salaries and employee benefits	4,680	3,349	13,010	10,266
Occupancy expenses	513	366	1,487	1,099
Equipment rentals, depreciation, and maintenance	248	206	784	677
Telephone and communications	99	69	268	190
Advertising and business development	149	154	478	501
Data processing	939	480	2,346	1,326
Foreclosed assets, net	21	45	144	135
Federal deposit insurance and other regulatory assessments	16	81	210	241
Legal and other professional services	263	285	692	568
Other operating expenses	1,331	915	3,826	2,612
Total noninterest expense	8,259	5,950	23,245	17,615
Income before income taxes	3,833	3,223	10,653	9,045
Provision for income taxes	861	741	2,312	2,039
Net income	$2,972	$2,482	$8,341	$7,006

Basic net earnings per common share	$0.52	$0.48	$1.46	$1.37
Diluted net earnings per common share	$0.51	$0.48	$1.44	$1.34
Dividends per common share	$-	$-	$0.33	$0.28

The accompanying notes are an integral part of these financial statements.

RIVER FINANCIAL CORPORATION

Unaudited Consolidated Statements of Comprehensive Income

(in thousands)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net income	$2,972	$2,482	$8,341	$7,006
Other comprehensive income (loss), net of tax:
Investment securities available-for-sale:
Net unrealized gains (losses)	855	(1,092)	6,903	(3,764)
Income tax effect	(215)	275	(1,732)	945
Reclassification adjustments for net losses realized in net income	6	56	9	53
Income tax effect	(2)	(14)	(2)	(13)
Other comprehensive income (loss), net of tax	644	(775)	5,178	(2,779)
Comprehensive income	$3,616	$1,707	$13,519	$4,227

The accompanying notes are an integral part of these financial statements.

RIVER FINANCIAL CORPORATION

Unaudited Consolidated Statements of Changes in Stockholders' Equity

(in thousands except share and per share data)

				Accumulated		Common
		Additional		Other		Stock	Total
	Common	Paid In	Retained	Comprehensive	Treasury	Related to	Stockholders'
	Stock	Capital	Earnings	Gain (Loss)	Stock	KSOP	Equity
Balance at December 31, 2018	$5,692	$79,604	$29,460	$(3,167)	$(113)	$(1,343)	$110,133
Net income	-	-	8,341	-	-	-	8,341
Other comprehensive income, net of tax	-	-	-	5,178	-	-	5,178
Exercise of stock options and warrants (16,155 shares)	16	126	-	-	-	-	142
Purchase of treasury stock (14,956 shares)	-	-	-	-	(423)	-	(423)
Sale of treasury shares (11,539 shares)	-	(42)	-	-	319	-	277
Dividends declared ($0.33 per share)	-	-	(1,882)	-	-	-	(1,882)
Adoption of lease standard			(48)				(48)
Stock-based compensation expense	-	131	-	-	-	-	131
Change for KSOP related shares	-	-	-	-	-	(256)	(256)

Balance at September 30, 2019	$5,708	$79,819	$35,871	$2,011	$(217)	$(1,599)	$121,593

The accompanying notes are an integral part of these financial statements.

RIVER FINANCIAL CORPORATION

Unaudited Consolidated Statements of Cash Flows

(in thousands)

	For the Nine Months
	Ended September 30,
	2019	2018
Cash Flows From (Used For) Operating Activities:
Net Income	$8,341	$7,006
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	1,620	1,440
Provision for losses on foreclosed assets	104	90
Amortization of securities available-for-sale	1,173	1,293
Accretion of securities available-for-sale	(360)	(25)
Realized net loss on securities available-for-sale	9	53
Accretion of discount on acquired loans	(681)	(1,015)
Amortization of deferred loan fees	(1,143)	(929)
Amortization of core deposit intangible asset	956	364
Stock-based compensation expense	131	41
Bank owned life insurance income	(451)	(428)
Depreciation and amortization of premises and equipment	1,004	742
Loss on sale of foreclosed assets	12	11
Deferred income tax benefit	(635)	(653)
(Increase) decrease in operating assets and (decrease) increase in operating liabilities:
Loans held-for-sale	(7,583)	(1,119)
Accrued interest receivable	100	62
Other assets	(4,442)	(98)
Accrued interest payable and other liabilities	3,325	1,041
Net cash from operating activities	1,480	7,876
Cash Flows From (Used For) Investing Activities:
Sales of certificate of deposit	-	1,452
Maturity of certificate of deposit	1,348	1,245
Purchase of certificate of deposit	-	(249)
Sales of securities available-for-sale	28,875	47,339
Maturities, payments, calls of securities available-for-sale	34,420	20,216
Purchases of securities available-for-sale	(64,732)	(27,903)
Loan principal originations, net	(43,264)	(92,876)
Proceeds from sale of foreclosed assets	118	1,040
Purchases of premises and equipment	(2,826)	(609)
Sale (purchase) of restricted equity securities, net	628	(862)
Purchase of bank owned life insurance	(7,000)	-
Net cash used for investing activities	(52,433)	(51,207)
Cash Flows From (Used For) Financing Activities:
Net increase in deposits	74,910	26,585
Net increase (decrease) in securities sold under agreements to repurchase	1,742	(2,588)
Proceeds from Federal Home Loan Bank advances	-	80,000
Repayment of Federal Home Loan Bank advances	(20,000)	(60,000)
Repayment of note payable	(2,378)	(803)
Federal funds purchased	-	801
Proceeds from exercise of common stock options and warrants	142	291
Purchase of treasury stock	(423)	(127)
Sale of treasury stock	277	225
Cash dividends	(1,882)	(1,433)
Net cash from financing activities	52,388	42,951
Net Change In Cash And Cash Equivalents	1,435	(380)
Cash and Cash Equivalents At Beginning Of Period	47,507	15,558
Cash and Cash Equivalents At End Of Period	$48,942	$15,178

Supplemental Disclosures Of Cash Flows Information:
Cash Payments For:
Interest paid to depositors	$4,861	$2,303
Interest paid on borrowings	$1,273	$524
Income taxes	$2,055	$1,651
Non-cash investing and financing activities:
Transfer of loans to foreclosed assets	$855	$318
Initial recognition of operating lease right-of-use assets	$2,172	$-
Initial recognition of operating lease liabilities	$2,237	$-

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

The reconciliation of the components of the basic and diluted earnings per share is as follows (amounts in thousands):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2019	2018	2019	2018
Net earnings available to common shareholders	$2,972	$2,482	$8,341	$7,006
Weighted average common shares outstanding	5,703,921	5,131,134	5,702,026	5,122,397
Dilutive effect of stock options	93,780	87,640	91,549	88,709
Diluted common shares	5,797,701	5,218,774	5,793,575	5,211,106
Basic earnings per common share	$0.52	$0.48	$1.46	$1.37
Diluted earnings per common share	$0.51	$0.48	$1.44	$1.34

Note 3 – Investment Securities

Securities available-for-sale at September 30, 2019 and December 31, 2018 are as follows (amounts in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2019:
Securities available-for-sale:
Residential mortgage-backed	$121,101	$614	$(824)	$120,891
U.S. govt. sponsored enterprises	50,886	1,016	(45)	51,857
State, county, and municipal	58,298	1,943	(26)	60,215
Corporate debt obligations	3,151	29	-	3,180
Totals	$233,436	$3,602	$(895)	$236,143

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2018:
Securities available-for-sale:
Residential mortgage-backed	$108,915	$45	$(4,027)	$104,933
U.S. govt. sponsored enterprises	63,833	367	(278)	63,922
State, county, and municipal	57,417	219	(476)	57,160
Corporate debt obligations	2,670	7	(62)	2,615
Totals	$232,835	$638	$(4,843)	$228,630

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

Details concerning investment securities with unrealized losses as of September 30, 2019 and December 31, 2018 are as follows (amounts in thousands):

	Less Than 12 Months		More Than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2019:
Securities available-for-sale:
Residential mortgage-backed	$21,603	$139	$46,466	$685	$68,069	$824
U.S. govt. sponsored enterprises	4,447	7	2,964	38	7,411	45
State, county & municipal	4,184	26	200	-	4,384	26
Corporate debt obligations	-	-	-	-	-	-
Totals	$30,234	$172	$49,630	$723	$79,864	$895

December 31, 2018:
Securities available-for-sale:
Residential mortgage-backed	$6,003	$27	$88,502	$4,000	$94,505	$4,027
U.S. govt. sponsored enterprises	9,786	13	8,116	265	17,902	278
State, county & municipal	19,043	149	13,880	327	32,923	476
Corporate debt obligations	516	3	332	59	848	62
Totals	$35,348	$192	$110,830	$4,651	$146,178	$4,843

As of September 30, 2019, management does not consider securities with unrealized losses to be other-than-temporarily impaired. The unrealized losses in each category have occurred as a result of changes in interest rates, market spreads and market conditions subsequent to purchase. The Company has the ability and intent to hold its securities for a period of time sufficient to allow for a recovery in fair value. There were no other-than-temporary impairments charged to earnings during the nine months ended September 30, 2019 or 2018.  The Company owned a total of 44 securities with unrealized losses of $895 thousand at September 30, 2019. As of September 30, 2019 and December 31, 2018, securities with a carrying value of approximately $68.6 million and $61.5 million, respectively, were pledged to secure public deposits as required by law. At September 30, 2019 and December 31, 2018, the carrying value of securities pledged to secure repurchase agreements was approximately $15.1 million and $16.5 million, respectively.

During the nine months ended September 30, 2019, the Company sold investment securities for proceeds of  $28.9 million and realized losses of $9 thousand.  During the nine months ended September 30, 2018, the Company sold investment securities for proceeds of $47.3 million and realized losses of $53 thousand.

The amortized cost and estimated fair value of securities available-for-sale at September 30, 2019 and December 31, 2018, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities for residential mortgage backed securities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.  These securities are therefore not presented by maturity classification.

	September 30, 2019		December 31, 2018
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)		(In Thousands)
Securities available-for-sale
Less than 1 year	$11,999	$12,031	$17,094	$17,092
1 to 5 years	45,063	46,091	55,924	56,000
5 to 10 years	20,136	20,692	23,597	23,733
After 10 years	35,137	36,438	27,305	26,872
	112,335	115,252	123,920	123,697
Residential mortgage-backed securities	121,101	120,891	108,915	104,933
Totals	$233,436	$236,143	$232,835	$228,630

Note 4 – Loans, Allowance for Loan Losses and Credit Quality

Major classifications of loans at September 30, 2019 and December 31, 2018 are summarized as follows (amounts in thousands):

	September 30, 2019		December 31, 2018
	Amount	% of Total	Amount	% of Total
Residential real estate:
Closed-end 1-4 family - first lien	$173,771	23.3%	$162,249	23.0%
Closed-end 1-4 family - junior lien	6,231	0.8%	5,739	0.8%
Multi-family	16,140	2.2%	16,938	2.4%
Total residential real estate	196,142	26.3%	184,926	26.2%
Commercial real estate:
Nonfarm nonresidential	244,728	32.7%	209,391	29.7%
Farmland	11,475	1.5%	10,417	1.5%
Total commercial real estate	256,203	34.2%	219,808	31.2%
Construction and land development:
Residential	45,990	6.2%	39,680	5.6%
Other	50,545	6.8%	62,430	8.9%
Total construction and land development	96,535	13.0%	102,110	14.5%
Home equity lines of credit	43,519	5.8%	39,040	5.5%
Commercial loans:
Other commercial loans	104,304	14.0%	112,927	16.0%
Agricultural	1,506	0.2%	1,743	0.2%
State, county, and municipal loans	21,527	2.9%	19,756	2.9%
Total commercial loans	127,337	17.1%	134,426	19.1%
Consumer loans	37,417	5.0%	33,867	4.8%
Total gross loans	757,153	101.4%	714,177	101.3%
Allowance for loan losses	(7,588)	-1.0%	(6,577)	-0.9%
Net deferred loan fees and discounts	(2,267)	-0.3%	(2,915)	-0.4%
Net loans	$747,298	100.1%	$704,685	100.0%

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

	Real Estate Mortgage Loans
			Construction	Home Equity
			and Land	Lines
Allowance for Loan Losses	Residential	Commercial	Development	Of Credit	Commercial	Consumer	Total
Balance - December 31, 2018	$1,579	$1,961	$942	$394	$1,375	$326	$6,577
Provision(credit) for loan losses	252	886	(28)	8	327	175	1,620
Loan charge-offs	(587)	-	-	-	(175)	(157)	(919)
Loan recoveries	7	107	15	50	98	33	310
Balance - September 30, 2019	$1,251	$2,954	$929	$452	$1,625	$377	$7,588

Ending balance:
Individually evaluated for impairment	$16	$59	$-	$-	$303	$-	$378
Collectively evaluated for impairment	1,235	2,895	929	452	1,322	377	7,210
Total	$1,251	$2,954	$929	$452	$1,625	$377	$7,588

Loans:
Individually evaluated for impairment	$811	$2,324	$149	$318	$414	$27	$4,043
Collectively evaluated for impairment	195,038	253,831	96,328	43,201	126,866	37,356	752,620
Acquired loans with deteriorated credit quality	293	48	58	-	57	34	490
Total	$196,142	$256,203	$96,535	$43,519	$127,337	$37,417	$757,153

	Real Estate Mortgage Loans
			Construction	Home Equity
			and Land	Lines
Allowance for Loan Losses	Residential	Commercial	Development	Of Credit	Commercial	Consumer	Total
Balance - December 31, 2017	$1,167	$1,604	$606	$333	$954	$217	$4,881
Provision for loan losses	289	357	281	36	384	93	1,440
Loan charge-offs	(41)	(109)	-	(20)	(232)	(46)	(448)
Loan recoveries	14	6	34	12	111	13	190
Balance - September 30, 2018	$1,429	$1,858	$921	$361	$1,217	$277	$6,063

Ending balance:
Individually evaluated for impairment	$507	$63	$10	$-	$144	$15	$739
Collectively evaluated for impairment	922	1,795	911	361	1,073	262	5,324
Total	$1,429	$1,858	$921	$361	$1,217	$277	$6,063

Loans:
Individually evaluated for impairment	$1,775	$1,908	$160	$100	$265	$60	$4,268
Collectively evaluated for impairment	156,946	195,762	97,748	37,554	124,091	27,463	639,564
Total	$158,721	$197,670	$97,908	$37,654	$124,356	$27,523	$643,832

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

The following table presents impaired loans by class of loans as of September 30, 2019 (amounts in thousands).  Purchased credit-impaired loans are not included in these tables because they are carried at fair value and accordingly have no related associated allowance.

Nonaccruing Impaired Loans	Unpaid Principal Balance	Recorded Investment	Impaired Loans With No Allowance	Impaired Loans With Allowance	Allowance for Loan Losses
Mortgage loans on real estate:
Residential real estate	$330	$330	$218	$112	$16
Commercial real estate	-	-	-	-	-
Construction and land development	-	-	-	-	-
Total mortgage loans on real estate	330	330	218	112	16
Home equity lines of credit	218	218	218	-	-
Commercial loans	136	136	-	136	136
Consumer loans	27	27	27	-	-
Total Loans	$711	$711	$463	$248	$152

Accruing Impaired Loans	Unpaid Principal Balance	Recorded Investment	Impaired Loans With No Allowance	Impaired Loans With Allowance	Allowance for Loan Losses
Mortgage loans on real estate:
Residential real estate	$481	$481	$481	$-	$-
Commercial real estate	2,324	2,324	1,528	796	59
Construction and land development	213	149	149	-	-
Total mortgage loans on real estate	3,018	2,954	2,158	796	59
Home equity lines of credit	100	100	100	-	-
Commercial loans	278	278	111	167	167
Consumer loans	-	-	-	-	-
Total Loans	$3,396	$3,332	$2,369	$963	$226

Total Impaired Loans	Unpaid Principal Balance	Recorded Investment	Impaired Loans With No Allowance	Impaired Loans With Allowance	Allowance for Loan Losses
Mortgage loans on real estate:
Residential real estate	$811	$811	$699	$112	$16
Commercial real estate	2,324	2,324	1,528	796	59
Construction and land development	213	149	149	-	-
Total mortgage loans on real estate	3,348	3,284	2,376	908	75
Home equity lines of credit	318	318	318	-	-
Commercial loans	414	414	111	303	303
Consumer loans	27	27	27	-	-
Total Loans	$4,107	$4,043	$2,832	$1,211	$378

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

The following table presents the average recorded investment in impaired loans and the interest income recognized on impaired loans in the nine months ended September 30, 2019 and 2018 by loan category (amounts in thousands).

	Nine Months Ended			Nine Months Ended
	September 30, 2019			September 30, 2018
	Average	Ending		Average	Ending
	Recorded	Recorded	Interest	Recorded	Recorded	Interest
	Investment	Investment	Income	Investment	Investment	Income
Mortgage loans on real estate:
Residential real estate	$1,501	$811	$19	$2,139	$1,775	$42
Commercial real estate	2,262	2,324	90	2,166	1,908	69
Construction and land development	153	149	6	164	160	6
Total mortgage loans on real estate	3,916	3,284	115	4,469	3,843	117
Home equity lines of credit	266	318	5	100	100	5
Commercial loans	381	414	15	283	265	7
Consumer loans	69	27	3	90	60	2
Total Loans	$4,632	$4,043	$138	$4,942	$4,268	$131

The following tables present the aging of loans and non-accrual loans as of September 30, 2019 and December 31, 2018, by class of loans (amounts in thousands).

	Accruing Loans
As of September 30, 2019	Current	30-89 Days Past Due	90+ Days Past Due	Nonaccrual Loans	Total Loans
Mortgage loans on real estate:
Residential real estate	$193,686	$1,337	$82	$1,037	$196,142
Commercial real estate	256,198	-	-	5	256,203
Construction and land development	96,079	377	-	79	96,535
Total mortgage loans on real estate	545,963	1,714	82	1,121	548,880
Home equity lines of credit	43,056	129	-	334	43,519
Commercial loans	126,692	393	-	252	127,337
Consumer loans	37,044	186	-	187	37,417
Total Loans	$752,755	$2,422	$82	$1,894	$757,153

	Accruing Loans
As of December 31, 2018	Current	30-89 Days Past Due	90+ Days Past Due	Nonaccrual Loans	Total Loans
Mortgage loans on real estate:
Residential real estate	$181,252	$1,528	$19	$2,127	$184,926
Commercial real estate	219,578	68	-	162	219,808
Construction and land development	101,993	23	-	94	102,110
Total mortgage loans on real estate	502,823	1,619	19	2,383	506,844
Home equity lines of credit	38,891	24	-	125	39,040
Commercial loans	134,066	217	-	143	134,426
Consumer loans	33,544	234	-	89	33,867
Total Loans	$709,324	$2,094	$19	$2,740	$714,177

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be Pass rated loans. As of September 30, 2019 and December 31, 2018, and based on the most recent analysis performed as of those dates, the risk category of loans by class of loans is as follows (amounts in thousands):

As of September 30, 2019	Pass	Special Mention	Substandard	Doubtful	Total
Mortgage loans on real estate:
Residential real estate	$191,663	$2,509	$1,970	$-	$196,142
Commercial real estate	249,378	3,773	3,052	-	256,203
Construction and land development	96,113	43	379	-	96,535
Total mortgage loans on real estate	537,154	6,325	5,401	-	548,880
Home equity lines of credit	43,028	57	434	-	43,519
Commercial loans	125,510	1,121	706	-	127,337
Consumer loans	36,626	471	320	-	37,417
Total Loans	$742,318	$7,974	$6,861	$-	$757,153

As of December 31, 2018	Pass	Special Mention	Substandard	Doubtful	Total
Mortgage loans on real estate:
Residential real estate	$179,132	$2,435	$3,270	$89	$184,926
Commercial real estate	212,421	4,609	2,778	-	219,808
Construction and land development	101,612	49	449	-	102,110
Total mortgage loans on real estate	493,165	7,093	6,497	89	506,844
Home equity lines of credit	38,530	285	225	-	39,040
Commercial loans	131,449	2,612	343	22	134,426
Consumer loans	33,269	330	268	-	33,867
Total Loans	$696,413	$10,320	$7,333	$111	$714,177

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

Loans and mortgage loans held-for-sale – The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. When a loan is identified as individually impaired, management measures impairment using one of three methods. These methods include collateral value, market value of similar debt, and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. As of September 30, 2019 and December 31, 2018, impaired loans were evaluated based on the fair value of the collateral. Impaired loans for which an allowance is established based on the fair value of collateral, or loans that were charged down according to the fair value of collateral, require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price, the Company records the impaired loan as nonrecurring Level 2. When the fair value is based on an appraised value, the Company records the impaired loan as nonrecurring Level 3.

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

Assets and liabilities measured at fair value on a recurring basis - The only assets and liabilities measured at fair value on a recurring basis are our securities available-for-sale.  There were no transfers between levels during the period.  Information related to the Company’s assets and liabilities measured at fair value on a recurring basis at September 30, 2019 and December 31, 2018 is as follows: (amounts in thousands)

	Fair Value Measurements At Reporting Date Using:
September 30, 2019	Fair Value	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Securities available-for-sale:
Residential mortgage -backed	$120,891	$-	$120,891	$-
U.S. government sponsored enterprises	51,857	-	51,857	-
State, county, and municipal	60,215	-	60,215	-
Corporate debt obligations	3,180	-	3,180	-
Totals	$236,143	$-	$236,143	$-

	Fair Value Measurements At Reporting Date Using:
December 31, 2018	Fair Value	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Securities available-for-sale:
Residential mortgage -backed	$104,933	$-	$104,933	$-
U.S. government sponsored enterprises	63,922	-	63,922	-
State, county, and municipal	57,160	-	57,160	-
Corporate debt obligations	2,615	-	2,615	-
Totals	$228,630	$-	$228,630	$-

Assets measured at fair value on a nonrecurring basis – The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a nonrecurring basis are included in the table below as of September 30, 2019 and December 31, 2018 (amounts in thousands):

	Fair Value Measurements At Reporting Date Using:
September 30, 2019	Fair Value	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$3,665	$-	$-	$3,665
Foreclosed assets	1,117	-	-	1,117
Totals	$4,782	$-	$-	$4,782

December 31, 2018	Fair Value	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$3,782	$-	$-	$3,782
Foreclosed assets	496	-	-	496
Totals	$4,278	$-	$-	$4,278

The Company has estimated the fair values of these assets using Level 3 inputs, specifically the appraised value of the collateral. Impaired loan balances represent those collateral dependent impaired loans where management has estimated the credit loss by comparing the loan’s carrying value against the expected realizable fair value of the impaired loan for the amount of the credit loss.

The estimated fair values, and related carrying or notional amounts, of the Company’s financial instruments as of September 30, 2019 and December 31, 2018 are as follows (amounts in thousands):

		Estimated Fair Value
September 30, 2019	Carrying Amount	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$48,942	$48,942	$-	$-
Certificates of deposit in banks	4,836	-	4,836	-
Securities available-for-sale	236,143	-	236,143	-
Loans held-for-sale	10,202	-	10,202	-
Restricted equity securities	1,324	-	-	1,324
Loans receivable	747,298	-	755,628	3,665
Bank owned life insurance	28,014	-	28,014	-
Accrued interest receivable	3,160	-	3,160	-
Financial liabilities:
Deposits	973,617	-	950,266	-
Accrued interest payable	488	-	488	-
Securities sold under agreements to repurchase	9,717	-	9,717	-
Note payable	24,585	-	24,585	-

		Estimated Fair Value
December 31, 2018	Carrying Amount	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$47,507	$47,507	$-	$-
Certificates of deposit in banks	6,166	-	6,166	-
Securities available-for-sale	228,630	-	228,630	-
Loans held-for-sale	2,619	-	2,619	-
Restricted equity securities	1,941	-	-	1,941
Loans receivable	704,685	-	699,076	3,782
Bank owned life insurance	20,563	-	20,563	-
Accrued interest receivable	3,260	-	3,260	-
Financial liabilities:
Deposits	898,707	-	861,683	-
Accrued interest payable	462	-	462	-
Securities sold under agreements to repurchase	7,975	-	7,975	-
Federal Home Loan Bank advances	20,000	-	19,999	-
Note payable	26,963	-	26,963	-

The estimated fair values of the standby letters of credit and loan commitments on which the committed interest rate is less than the current market rate are insignificant at September 30, 2019 and December 31, 2018.

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

Note 7 – Defined Contribution Plan

The Company provides a 401(k) employee stock ownership plan (KSOP), which covers substantially all of the Company’s employees who are eligible, as to age and length of service. A participant may elect to make contributions up to $19 thousand and $18.5 thousand of the participant’s annual compensation in 2019 and 2018, respectively. The Company makes contributions up to 3% of each participant’s annual compensation and the Company matches 50% of the next 2% contributed by the employee. Contributions to the plan by Company were approximately $318 thousand and $261 thousand for the nine months ended September 30, 2019 and 2018, respectively.  Outstanding shares of the Company’s common stock allocated to participants at September 30, 2019 and December 31, 2018 totaled 79,332 and 68,889 shares respectively, and there were no unallocated shares. These shares are treated as outstanding for purposes of calculating earnings per share and dividends on these shares are included in the Consolidated Statements of Stockholders’ Equity.

The Company’s KSOP includes a put option for shares of the Company’s common stock distributed from the KSOP. Shares are distributed from the KSOP primarily to separate vested participants and certain eligible participants who elect to diversify their account balances. Since the Company’s common stock is not currently traded on an established securities market, if the owners of distributed shares desire to sell their shares, the Company is required to purchase the shares at fair value during two put option periods following the distribution of the shares from the KSOP. The first put option period is within sixty days following the distribution of the shares from the KSOP.  The second put option period begins on the first day of the fifth month of the plan year for a sixty day period. The fair value of distributed shares subject to the put option totaled $0 as of September 30, 2019 and December 31, 2018. The cost of the KSOP shares totaled $1.60 million and $1.34 million as of September 30, 2019 and December 31, 2018, respectively. Due to the Company’s obligation under the put option, the distributed shares and KSOP shares are classified as temporary equity in the mezzanine section of the consolidated statements of financial condition and totaled $1.60 million and $1.34 million as of September 30, 2019 and December 31, 2018, respectively. The fair value of the KSOP shares totaled $2.04 million and $1.65 million as of September 30, 2019 and December 31, 2018, respectively.

Note 8 – Acquisitions

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

Lease Right-of-Use Assets	Classification on Consolidated Statement of Condition	September 30, 2019
Operating lease right-of-use assets	Other Assets	$1,978

Lease Liabilities	Classification on Consolidated Statement of Condition	September 30, 2019
Operating lease liabilities	Accrued interest payable and other liabilities	$2,051

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

September 30, 2019
Weighted-average remaining lease term for operating leases	7.26 Years
Weighted-average discount rate for operating leases	6.00%

Future minimum payments for operating leases with initial or remaining terms of one year or more as of September 30, 2019 were as follows:

Operating Leases
September 30, 2019 - September 30, 2020	$388
October 1, 2020 - September 30, 2021	363
October 1, 2021 - September 30, 2022	355
October 1, 2022 - September 30, 2023	355
October 1, 2023 - September 30, 2024	298
Afterward	795
Total future minimum lease payments	2,554
Amounts representing Interest	(503)
Present value of net future minimum lease payments	$2,051

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

Our Business

We are a bank holding company headquartered in Prattville, Alabama. We engage in the business of banking through our wholly-owned banking subsidiary, River Bank & Trust, which we may refer to as the “Bank,” or “River Bank.” Through the Bank, we provide a broad array of financial services to businesses, business owners, professionals, and consumers. As of September 30, 2019, we operated fourteen full-service banking offices in Alabama in the cities of Montgomery, Prattville, Millbrook, Wetumpka, Auburn, Opelika, Gadsden, Alexander City, Daphne, Clanton, and Thorsby, Alabama.

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

Overview of Third Quarter 2019 Results

Net income was $2.97 million in the quarter ended September 30, 2019, compared with $2.48 million in the quarter ended September 30, 2018. Several significant measures from the 2019 third quarter include:

•	Net interest margin (taxable equivalent) of 3.81%, compared with 4.01% for the third quarter of 2018.
•	Net interest income increase of $1.9 million for the quarter ended September 30, 2019, representing a 23.69% rate of increase over the quarter ended September 30, 2018.
•	Annualized return on average earning assets for the quarter ended September 30, 2019 of 1.15% compared with 1.25% for the quarter ended September 30, 2018.
•	Annualized return on average equity for the quarter ended September 30, 2019 of 9.68% compared with 10.74% for the quarter ended September 30, 2018.
•	Loan increase of $6.0 million during the quarter, representing a 3.18% annualized growth rate.
•	Securities available-for-sale increase of $15.7 million during the quarter, representing a 28.40% annualized increase for the quarter.
•	Deposit increase of $16.2 million during the quarter, representing a 6.79% annualized growth rate.
•	Stockholders’ equity increase of $3.5 million during the quarter representing a 11.93% annualized growth rate.
•	Book value per share of $21.61 at September 30, 2019, compared with $19.60 per share at December 31, 2018.
•	Tangible book value per share of $17.59 at September 30, 2019, compared with $15.41 at December 31, 2018.

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

Comparison of the Results of Operations for the three and nine months ended September 30, 2019 and 2018

The following is a narrative discussion and analysis of significant changes in our results of operations for the three and nine months ended September 30, 2019 compared to the three and nine months ended September 30, 2018.

Net Income

During the three months ended September 30, 2019, our net income was $2.97 million, compared to $2.48 million for the three months ended September 30, 2018, an increase of $490 thousand, or 19.74%.

The primary reason for the increase in net income for the third quarter of 2019 as compared to the third quarter of 2018 was an increase in net interest income. During the three months ended September 30, 2019, net interest income was $9.8 million compared to $7.9 million for the three months ended September 30, 2018, an increase of $1.9 million, or 23.69%. This increase is a result of higher levels of loan volume and other earning assets from organic growth as well as from growth through the Peoples Southern Bank (“PSB”) merger in 2018. The increase in interest income was accompanied by a corresponding increase in interest expense that resulted from an increase in deposit rates and from deposit growth both organically and through the PSB merger. Total noninterest income for the third quarter of 2019 was $2.8 million compared to $1.7 million for the quarter ended September 30, 2018. This increase in noninterest income was primarily the result of the $421 thousand increase in service charges and fees which was mostly a result of additional income from the PSB merger.  Total noninterest expense in the third quarter of 2019 increased $2.3 million, or 38.81%, from the third quarter of 2018. This increase was due primarily due to the PSB merger.  The most significant increases were an increase of $1.3 million in salaries and employee benefits, an increase of $459 thousand in data processing, and a $191 thousand increase in amortization expense related to the core deposit intangible assets.

During the nine months ended September 30, 2019, our net income was $8.3 million, compared to $7.0 million for the nine months ended September 30, 2018, an increase of $1.3 million, or 19.06%.

The primary reason for the increase in net income for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018 was an increase in net interest income and an increase in noninterest income. During this period in 2019, net interest income was $28.8 million compared to $23.1 million for the same period in 2018, an increase of $5.7 million, or 24.43%. This increase is a result of higher levels of loan volume and other earning assets from organic growth as well as growth through the PSB merger. The increase in interest income was accompanied by a corresponding increase in interest expense that resulted from an increase in deposit rates and from deposit growth both organically and through the PSB merger. Total noninterest income for the first nine months of 2019 was $6.8 million compared to $5.0 million in the first nine months of 2018. This increase was primarily the result of an increase of $1.1 million in revenue from service charges and fees which was mostly a result of additional income from the PSB merger.  Total noninterest expense in the first nine months of 2019 increased $5.6 million, or 31.96%, from the first nine months of 2018. The most significant increases were an increase of $2.7 million in salaries and employee benefits, an increase of $1 million in data processing, and a $593 thousand increase in amortization expense related to the core deposit intangible assets.

Net Interest Income and Net Interest Margin Analysis

The largest component of our net income is net interest income – the difference between the income earned on interest earning assets and the interest paid on deposits and borrowed funds used to support assets. Net interest income divided by average interest earning assets represents RFC’s net interest margin. The major factors that affect net interest income and net interest margin are changes in volumes, the yield on interest earning assets and the cost of interest bearing liabilities. Our net interest margin can also be affected by economic conditions, the competitive environment, loan demand, and deposit flow. Management’s ability to respond to changes in these factors by using effective asset-liability management techniques is critical to maintaining the stability of the net interest margin and the primary source of earnings. This is discussed in greater detail under the heading “Interest Sensitivity and Market Risk”

Comparison of net interest income for the three months ended September 30, 2019 and 2018

The following table shows, for the three months ended September 30, 2019 and 2018, the average balances of each principal category of our earning assets and interest bearing liabilities and the average taxable equivalent yields on assets and average costs of liabilities. These yields and costs are calculated by dividing the income or expense by the average daily balance of the associated assets or liabilities (amounts in thousands).

	Three Months Ended September 30, 2019			Three Months Ended September 30, 2018
		Interest			Interest
	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Yield/Rate	Balance	Expense	Yield/Rate
Interest earning assets
Loans	$745,977	$10,144	5.39%	$627,388	$8,248	5.22%
Mortgage loans held for sale	11,232	97	3.42%	4,756	50	4.15%
Investment securities:
Taxable securities	173,156	1,104	2.43%	113,620	551	1.92%
Tax-exempt securities	53,303	461	3.75%	31,163	233	2.98%
Interest bearing balances in other banks	32,198	178	2.19%	14,242	74	2.08%
Federal funds sold	18,150	107	2.34%	-	-	0.00%
Total interest earning assets	$1,034,016	$12,091	4.64%	$791,169	$9,156	4.59%

Interest bearing liabilities
Interest bearing transaction accounts	$242,128	$251	0.41%	$192,688	$170	0.35%
Savings and money market accounts	286,788	733	1.01%	210,971	392	0.74%
Time deposits	175,949	774	1.75%	131,323	369	1.11%
Short-term debt	9,075	11	0.48%	9,421	9	0.41%
Federal Home Loan Bank advances	-	-		30,000	162	2.14%
Note payable	24,973	384	6.16%	4,819	62	5.08%
Total interest bearing liabilities	$738,913	$2,153	1.16%	$579,222	$1,164	0.80%
Noninterest-bearing funding of earning assets	295,103	-	0.00%	211,947	-	0.00%
Total cost of funding earning assets	$1,034,016	$2,153	0.83%	$791,169	$1,164	0.58%
Net interest rate spread			3.48%			3.79%
Net interest income/margin (taxable equivalent)		$9,938	3.81%		$7,992	4.01%
Tax equivalent adjustment		(154)			(82)
Net interest income/margin		$9,784	3.75%		$7,910	3.97%

The following table reflects, for the three months ended September 30, 2019 and 2018, the changes in our net interest income due to variances in the volume of interest earning assets and interest bearing liabilities and variances in the associated rates earned or paid on these assets and liabilities (amounts in thousands).

	Three Months Ended September 30, 2019 vs.
	Three Months Ended September 30, 2018
		Variance
		due to
	Volume	Yield/Rate	Total
Interest earning assets
Loans	$1,576	$320	$1,896
Mortgage loans held for sale	68	(21)	47
Investment securities:
Taxable securities	330	223	553
Tax-exempt securities	126	102	228
Interest bearing balances in other banks	95	9	104
Federal funds sold	-	107	107
Total interest earning assets	$2,195	$740	$2,935

Interest bearing liabilities
Interest bearing transaction accounts	$44	$37	$81
Savings and money market accounts	141	200	341
Time deposits	125	280	405
Short-term debt	-	2	2
Federal Home Loan Bank advances	(162)	-	(162)
Note payable	254	68	322
Total interest bearing liabilities	$402	$587	$989

Net interest income
Net interest income (taxable equivalent)	$1,793	$153	$1,946
Taxable equivalent adjustment	(53)	(19)	(72)
Net interest income	$1,740	$134	$1,874

Total interest income for the three months ended September 30, 2019 was $11.9 million and total interest expense was $2.2 million, resulting in net interest income of $9.8 million for the period. For the same period of 2018, total interest income was $9.1 million and total interest expense was $1.2 million, resulting in net interest income of $7.9 million for the period. This represents a 23.69% increase in net interest income when comparing the same period from 2019 and 2018. When comparing the variances related to interest income for the three months ended September 30, 2019 and 2018, the increase was primarily attributed to increases in average volumes in loans and investment securities. The volume related increase in interest income for the three months ended September 30, 2019 was also accompanied by an increase in the yield on loans and investment securities.  When comparing variances related to interest expense for the three months ended September 30, 2019 and 2018, the increase resulted primarily from an increase in the effective rates paid on deposit accounts as well as from the increased interest expense on the note payable related to the PSB merger.

Comparison of net interest income for the nine months ended September 30, 2019 and 2018

The following table shows, for the nine months ended September 30, 2019 and 2018, the average balances of each principal category of our earning assets and interest bearing liabilities and the average taxable equivalent yields on assets and average costs of liabilities. These yields and costs are calculated by dividing the income or expense by the average daily balance of the associated assets or liabilities.

	Nine Months Ended September 30, 2019			Nine Months Ended September 30, 2018
		Interest			Interest
	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Yield/Rate	Balance	Expense	Yield/Rate
Interest earning assets
Loans	$734,975	$29,846	5.43%	$596,132	$23,497	5.27%
Mortgage loans held for sale	5,653	149	3.52%	4,626	130	3.76%
Investment securities:
Taxable securities	172,578	3,347	2.59%	118,281	1,729	1.95%
Tax-exempt securities	53,900	1,348	3.34%	34,819	699	2.68%
Interest bearing balances in other banks	29,189	485	2.22%	11,312	162	1.91%
Federal funds sold	9,911	183	2.47%	-	-	0.00%
Total interest earning assets	$1,006,206	$35,358	4.71%	$765,170	$26,217	4.59%

Interest bearing liabilities
Interest bearing transaction accounts	$245,195	$826	0.45%	$191,318	$449	0.31%
Savings and money market accounts	275,141	2,094	1.02%	197,942	864	0.58%
Time deposits	167,740	2,001	1.59%	133,718	1,017	1.02%
Securities sold under repurchase agreements	8,950	35	0.52%	10,745	31	0.39%
Federal Home Loan Bank advances	1,538	29	2.52%	22,564	329	1.95%
Note payable	25,768	1,175	6.10%	5,084	184	4.84%
Total interest bearing liabilities	$724,332	$6,160	1.14%	$561,371	$2,874	0.68%
Noninterest-bearing funding of earning assets	281,874	-	0.00%	203,799	-	0.00%
Total cost of funding earning assets	$1,006,206	$6,160	0.82%	$765,170	$2,874	0.50%
Net interest rate spread			3.57%			3.91%
Net interest income/margin (taxable equivalent)		$29,198	3.88%		$23,343	4.09%
Tax equivalent adjustment		(435)			(228)
Net interest income/margin		$28,763	3.82%		$23,115	4.04%

The following table reflects, for the nine months ended September 30, 2019 and 2018, the changes in our net interest income due to variances in the volume of interest earning assets and interest bearing liabilities and variances in the associated rates earned or paid on these assets and liabilities.

	Nine Months Ended September 30, 2019 vs.
	Nine Months Ended September 30, 2018
		Variance
		due to
	Volume	Yield/Rate	Total
Interest earning assets
Loans	$5,469	$880	$6,349
Mortgage loans held for sale	29	(10)	19
Investment securities:
Taxable securities	921	697	1,618
Tax-exempt securities	379	270	649
Interest bearing balances in other banks	260	63	323
Federal funds sold	-	183	183
Total interest earning assets	$7,058	$2,083	$9,141

Interest bearing liabilities
Interest bearing transaction accounts	$124	$253	$377
Savings and money market accounts	335	895	1,230
Time deposits	260	724	984
Short-term debt	(5)	9	4
Federal Home Loan Bank advances	(307)	7	(300)
Note payable	747	244	991
Total interest bearing liabilities	$1,154	$2,132	$3,286

Net interest income
Net interest income (taxable equivalent)	$5,904	$(49)	$5,855
Taxable equivalent adjustment	(132)	(75)	(207)
Net interest income	$5,772	$(124)	$5,648

Total interest income for the nine months ended September 30, 2019 was $34.9 million and total interest expense was $6.2 million, resulting in net interest income of $28.8 million for the period. For the same period of 2018, total interest income was $26.0 million and total interest expense was $2.9 million, resulting in net interest income of $23.1 million for the period. This represents a 24.43% increase in net interest income when comparing the same period from 2019 and 2018. When comparing the variances related to interest income for the nine months ended September 30, 2019 and 2018, the increase was primarily attributed to increases in average volumes in loans and investment securities. The volume related increase in interest income for the period was also accompanied by an increase in the yield on loans and investment securities.  When comparing variances related to interest expense for the nine months ended September 30, 2019 and 2018, the increase resulted primarily from an increase in the effective rates paid on deposit accounts as well as from the increased interest expense on the note payable related to the PSB merger.

Provision for Loan Losses

The provision for loan losses represents a charge to earnings necessary to establish an allowance for loan losses that, in management’s evaluation, is adequate to provide coverage for estimated losses on outstanding loans and to provide for uncertainties in the economy. As a result of evaluating the allowance for loan losses at September 30, 2019, management recorded a provision of $540 thousand in the third quarter of 2019 compared to a provision of $480 thousand in the third quarter of 2018. The increase in the provision was primarily related to the continued loan growth from September 30, 2018 to September 30, 2019.

The allowance for loan losses is increased by a provision for loan losses, which is a charge to earnings, and it is decreased by loan charge-offs and increased by recoveries on loans previously charged off. In determining the adequacy of the allowance for loan losses, we consider our historical loan loss experience, the general economic environment, our overall portfolio composition and other relevant information. As these factors change, the level of loan loss provision changes.  When individual loans are evaluated for impairment and impairment is deemed necessary, a specific allowance is required for the impaired portion of the loan amount. Subsequent changes in the impairment amount will generally cause corresponding changes in the allowance related to the impaired loan and corresponding changes to the loan loss provision. As of September 30, 2019, the recorded allowance related to impaired loans was $378 thousand. As of September 30, 2018, the recorded allowance related to impaired loans was $739 thousand.

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

The following table sets forth the principal components of noninterest income for the periods indicated (amounts in thousands).

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2019	2018	2019	2018
Service charges and fees	$1,251	$830	$3,537	$2,436
Investment brokerage revenue	24	44	69	102
Mortgage operations	1,255	700	2,344	1,807
Bank owned life insurance income	171	145	451	428
Net gain (loss) on sale of investment securities	(6)	(56)	(9)	(53)
Other noninterest income	153	80	363	265
Total noninterest income	$2,848	$1,743	$6,755	$4,985

Noninterest income for the three months ended September 30, 2019 was $2.8 million compared to $1.7 million for the same period in 2018.  The increase of $421 thousand in service charges and fees was primarily related to an increase in the number of deposit accounts and activity within the deposit accounts which was mostly a result of the PSB merger.

Noninterest income for the nine months ended September 30, 2019 was $6.8 million compared to $5.0 million for the same period of 2018. The increase of $1.1 million in service charges and fees was primarily related to an increase in the number of deposit accounts and activity within the deposit accounts which was mostly a result of the PSB merger.

Noninterest Expense

Noninterest expenses consist primarily of salaries and employee benefits, building occupancy and equipment expenses, advertising and promotion expenses, data processing expenses, legal and professional services expense and miscellaneous other operating expenses.

The following table sets forth the principal components of noninterest expense for the periods indicated (amounts in thousands).

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2019	2018	2019	2018
Salaries and employee benefits	$4,680	$3,349	$13,010	$10,266
Occupancy expenses	513	366	1,487	1,099
Equipment rentals, depreciation, and maintenance	248	206	784	677
Telephone and communications	99	69	268	190
Advertising and business development	149	154	478	501
Data processing	939	480	2,346	1,326
Foreclosed assets, net	21	45	144	135
Federal deposit insurance and other regulatory assessments	16	81	210	241
Legal and other professional services	263	285	692	568
Other operating expense	1,331	915	3,826	2,612
Total noninterest expense	$8,259	$5,950	$23,245	$17,615

Noninterest expense for the three months ended September 30, 2019 totaled $8.3 million compared with $6.0 million for the same period of 2018. The increase in almost all noninterest expense line items were associated with the PSB merger. The increase was primarily a result of increases in salaries and employee benefits expense. Salaries and employee benefits increased $1.3 million, or 39.74%, to $4.7 million in the third quarter of 2019 from $3.3 million in the third quarter of 2018. The number of full-time equivalent employees increased from approximately 143 at September 30, 2018 to approximately 190 at September 30, 2019 for an increase of approximately 32.87%. There was also a $459 thousand and $191 thousand increase in data processing and amortization expense related to the core deposit intangibles from the third quarter of 2018 to the third quarter of 2019.  Equipment rentals, depreciation, and maintenance increased $42 thousand, or approximately 20.39%, in the third quarter of 2019 as compared to the third quarter of 2018 as a result of the additional branches acquired in the PSB merger. Occupancy expenses also increased $147 thousand which was also mostly as a result of the PSB merger.

Noninterest expense for the nine months ended September 30, 2019 totaled $23.2 million compared with $17.6 million for the same period of 2018. The increase was primarily a result of increases in salaries and employee benefits expense. Salaries and employee benefits increased $2.7 million, or 26.73%, to $13.0 million in the first nine months of 2019 from $10.3 million in the first nine months of 2018.   Approximately $1.8 million of the increase in salaries and employee benefits expense was in regular salaries and wages with over $900 thousand of the $1.8 million increase due to the additional employees from the PSB merger.  There was also a $1 million and $595 thousand increase in data processing and amortization expense related to the core deposit intangibles, respectively.

Provision for Income Taxes

We recognized income tax expense of $861 thousand for the three months ended September 30, 2019, compared to $741 thousand for the three months ended September 30, 2018. The effective tax rate for the three months ended September 30, 2019 was 22.5% compared to 23.0% for the same period in 2018. The effective tax rate is affected by levels of items of income that are not subject to federal and/or state taxation and by levels of items of expense that are not deductible for federal and/or state income tax purposes.

We recognized income tax expense of $2.3  million for the nine months ended September 30, 2019, compared to $2.0 million for the nine months ended September 30, 2018. The increase of $273 thousand, or 13.39%, resulted from the increase in net income before taxes of $1.6 million in the first nine months of 2019 as compared to the first nine months of 2018. The effective tax rate for the nine months ended September 30, 2019 was 21.7% compared to 22.5% for the same period in 2018. The effective tax rate is affected by levels of items of income that are not subject to federal and/or state taxation and by levels of items of expense that are not deductible for federal and/or state income tax purposes.

Comparison of Financial Condition at September 30, 2019 and December 31, 2018

Overview

Our total assets increased $69.4 million, or 6.48%, from December 31, 2018 to September 30, 2019. Loans, net of deferred fees and discounts, increased $43.6 million, or 6.13%, from December 31, 2018 to September 30, 2019. Securities available-for-sale increased by $7.5 million, or 3.29%, from December 31, 2018 to September 30, 2019. Cash and cash equivalents increased $1.4 million, or 3.02% from December 31, 2018 to September 30, 2019 as funds were obtained from the sale of investment securities to fund loan growth. Total deposits increased $74.9 million, or 8.34%, from December 31, 2018 to September 30, 2019. Federal Home Loan Bank advances decreased $20 million or 100.00% from December 31, 2018 to September 30, 2019.  Total stockholders’ equity increased $11.5 million, or 10.41% from December 31, 2018 to September 30, 2019 primarily due to decrease in the net unrealized loss on securities available-for-sale along with strong earnings for the year.

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

During the nine months ended September 30, 2019, we purchased investment securities totaling $64.7 million and sold investment securities with proceeds received of $28.9 million including net realized losses of $9 thousand.

The following tables summarize the amortized cost, gross unrealized gains, gross unrealized losses, and fair value of securities available-for-sale at September 30, 2019 and December 31, 2018 (amounts in thousands).

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2019:
Securities available-for-sale:
Residential mortgage-backed	$121,101	$614	$(824)	$120,891
U.S. govt. sponsored enterprises	50,886	1,016	(45)	51,857
State, county, and municipal	58,298	1,943	(26)	60,215
Corporate debt obligations	3,151	29	-	3,180
Totals	$233,436	$3,602	$(895)	$236,143

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2018:
Securities available-for-sale:
Residential mortgage-backed	$108,915	$45	$(4,027)	$104,933
U.S. govt. sponsored enterprises	63,833	367	(278)	63,922
State, county, and municipal	57,417	219	(476)	57,160
Corporate debt obligations	2,670	7	(62)	2,615
Totals	$232,835	$638	$(4,843)	$228,630

Loans

Loans are the largest category of interest earning assets and typically provide higher yields than other types of interest earning assets. Associated with the higher loan yields are the inherent credit and liquidity risks which management attempts to control and counterbalance. Total loans averaged $746.0 million during the three months ended September 30, 2019, or 72.1% of average interest earning assets, as compared to $627.4 million, or 79.3% of average interest earning assets, for the three months ended September 30, 2018. At September 30, 2019, total loans, net of deferred loan fees and discounts, were $754.9 million, compared to $711.3 million at December 31, 2018, an increase of $43.6 million, or 6.13%

The organic, or non-acquired, growth in average outstanding loans is primarily attributable to the Bank’s ability to attract new customers from other financial institutions. We have hired experienced bankers in the markets we serve, and these employees were successful in transitioning many of their former clients as well as bringing new clients to the Bank. Our bankers are expected to maintain calling efforts to develop relationships with clients, and our philosophy is to be responsive to customer needs by providing service and decisions in a timely manner. Additionally, the markets we serve have shown some signs of economic recovery over the last few years which has increased demand for the services we provide.

The following table provides a summary of the loan portfolio as of September 30, 2019, and December 31, 2018.

	September 30, 2019		December 31, 2018
	Amount	% of Total	Amount	% of Total
Residential real estate:
Closed-end 1-4 family - first lien	$173,771	23.3%	$162,249	23.0%
Closed-end 1-4 family - junior lien	6,231	0.8%	5,739	0.8%
Multi-family	16,140	2.2%	16,938	2.4%
Total residential real estate	196,142	26.3%	184,926	26.2%
Commercial real estate:
Nonfarm nonresidential	244,728	32.7%	209,391	29.7%
Farmland	11,475	1.5%	10,417	1.5%
Total commercial real estate	256,203	34.2%	219,808	31.2%
Construction and land development:
Residential	45,990	6.2%	39,680	5.6%
Other	50,545	6.8%	62,430	8.9%
Total construction and land development	96,535	13.0%	102,110	14.5%
Home equity lines of credit	43,519	5.8%	39,040	5.5%
Commercial loans:
Other commercial loans	104,304	14.0%	112,927	16.0%
Agricultural	1,506	0.2%	1,743	0.2%
State, county, and municipal loans	21,527	2.9%	19,756	2.9%
Total commercial loans	127,337	17.1%	134,426	19.1%
Consumer loans	37,417	5.0%	33,867	4.8%
Total gross loans	757,153	101.4%	714,177	101.3%
Allowance for loan losses	(7,588)	-1.0%	(6,577)	-0.9%
Net deferred loan fees and discounts	(2,267)	-0.3%	(2,915)	-0.4%
Net loans	$747,298	100.1%	$704,685	100.0%

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

Real estate loans are the largest component of our loan portfolio and include residential real estate loans, commercial real estate loans, and construction and land development loans. At September 30, 2019, this category totaled $548.9 million, or 72.49% of total gross loans, compared to $506.8 million, or 70.97%, at December 31, 2018. Real estate loans increased $42.1 million, or 8.31%, during the period December 31, 2018 to September 30, 2019. Commercial loans decreased $7.1 million, or 5.27% during the same period. Our management team and lending officers have a great deal of experience and expertise in real estate lending and commercial lending.

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

The following table presents a summary of changes in the allowance for loan losses for the periods indicated (amounts in thousands).

	As of and for the		As of and for the
	Three Months Ended:		Nine Months Ended:
	September 30,	September 30,	September 30,	September 30,
	2019	2018	2019	2018
Allowance for loan losses at beginning of period	$7,104	$5,870	$6,577	$4,881
Charge-offs:
Mortgage loans on real estate:
Residential real estate	-	41	587	41
Commercial real estate	-	109	-	109
Construction and land development	-	-	-	-
Total mortgage loans on real estate	-	150	587	150
Home equity lines of credit	-	-	-	20
Commercial	54	157	175	232
Consumer	56	16	157	46
Total	110	323	919	448

Recoveries:
Mortgage loans on real estate:
Residential real estate	-	1	7	14
Commercial real estate	8	1	107	6
Construction and land development	7	8	15	34
Total mortgage loans on real estate	15	10	129	54
Home equity lines of credit	-	-	50	12
Commercial	30	25	98	111
Consumer	9	1	33	13
Total	54	36	310	190

Net charge-offs (recoveries)	56	287	609	258
Provision for loan losses	540	480	1,620	1,440
Allowance for loan losses at end of period	$7,588	$6,063	$7,588	$6,063

Total loans outstanding, net of deferred loan fees	754,886	641,365	754,886	641,365
Average loans outstanding, net of deferred loan fees	745,977	627,388	734,975	596,132
Allowance for loan losses to period end loans	1.01%	0.95%	1.01%	0.95%
Net charge-offs (recoveries) to average loans (annualized)	0.03%	0.18%	0.11%	0.06%

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

	September 30, 2019		December 31, 2018
		Percent of		Percent of
	Amount	Total	Amount	Total
Mortgage loans on real estate:
Residential real estate	$1,251	16.5%	$1,579	24.0%
Commercial real estate	2,954	38.9%	1,961	29.8%
Construction and land development	929	12.2%	942	14.3%
Total mortgage loans on real estate	5,134	67.6%	4,482	68.1%
Home equity lines of credit	452	6.0%	394	6.0%
Commercial	1,625	21.4%	1,375	20.9%
Consumer	377	5.0%	326	5.0%
Total	$7,588	100.0%	$6,577	100.0%

Nonperforming Assets

The following table presents our nonperforming assets as of the dates indicated (amounts in thousands):

	September 30,		December 31,
	2019	2018	2018
Nonaccrual loans	$1,894	$2,204	$2,740
Accruing loans past due 90 days or more	82	222	19
Total nonperforming loans	1,976	2,426	2,759
Foreclosed assets	1,117	723	496
Total nonperforming assets	$3,093	$3,149	$3,255

Allowance for loan losses to period end loans	1.01%	0.95%	0.92%
Allowance for loan losses to period end nonperforming loans	384.01%	249.92%	238.38%
Net charge-offs (recoveries) to average loans (annualized)	0.11%	0.06%	0.04%
Nonperforming assets to period end loans and foreclosed property	0.41%	0.49%	0.46%
Nonperforming loans to period end loans	0.26%	0.38%	0.39%
Nonperforming assets to total assets	0.27%	0.36%	0.30%
Period end loans	754,886	641,365	711,262
Period end total assets	1,139,828	871,552	1,070,464
Allowance for loan losses	7,588	6,063	6,577
Average loans for the period	734,975	596,132	619,238
Net charge-offs for the period	609	258	264
Period end loans plus foreclosed property	756,003	642,088	711,758

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

The following table details the composition of our deposit portfolio as of September 30, 2019, and December 31, 2018.

	September 30, 2019		December 31, 2018
		Percent of		Percent of
	Amount	Total	Amount	Total
Demand deposits, non-interest bearing	$263,157	26.9%	$241,274	26.8%
Demand deposits, interest bearing	247,089	25.4%	239,463	26.6%
Money market accounts	226,461	23.3%	200,143	22.3%
Savings deposits	57,141	5.9%	55,733	6.2%
Time certificates of $250 thousand or more	57,075	5.9%	47,251	5.3%
Other time certificates	122,694	12.6%	114,843	12.8%
Totals	$973,617	100.0%	$898,707	100.0%

Total deposits were $974 million at September 30, 2019, an increase of $75 million from December 31, 2018 with the increase resulting mainly in the balances of money market accounts and demand deposit accounts. Some of our demand deposit accounts are seasonal and typically have larger balances at year-end than at the end of other calendar quarters. The seasonality of these demand deposits is related to property tax collections and to agricultural production.

The following table presents the Bank’s time certificates of deposits by various maturities as of September 30, 2019 (amounts in thousands).

	All Time Deposits	Time Deposits $100 or more	Time Deposits less than $100
Three months or less	$24,513	$14,936	$9,577
Greater than three months through six months	30,926	17,945	12,981
Greater than six months through one year	76,500	50,757	25,743
Greater than one year through three years	39,022	27,437	11,585
Greater than three years	8,808	6,126	2,682
Total	$179,769	$117,201	$62,568

Other Funding Sources

We supplement our deposit funding with wholesale funding when needed for balance sheet planning and management or when the terms are attractive and will not disrupt our offering rates in our markets. A source we have used for wholesale funding is the Federal Home Loan Bank of Atlanta (FHLB). The line of credit with the FHLB is secured by pledges of various loans in our loan portfolio. At September 30, 2019, the FHLB line of credit available was $132.4 million and at December 31, 2018 it was $116.8 million. As of September 30, 2019 we have no Federal Home Loan Bank advances outstanding compared to $20 million at December 31, 2018.  We also have lines of credit for federal funds borrowings with other banks that totaled $38.5 million at September 30, 2019 and December 31, 2018. Furthermore, we have pledged certain loans to the Federal Reserve Bank (FRB) to secure a line of credit. At September 30, 2019, the FRB line of credit available was $117.9 million and at December 31, 2018, the FRB line of credit available was $116.5 million. We have never drawn on the FRB line of credit and consider it a contingency line of credit to be used only for emergency liquidity management.

The Company borrowed $7.5 million on January 4, 2016 and used the proceeds to fund the cash payments made to shareholders of Keystone Bancshares according to the merger agreement. The loan was scheduled to mature on December 31, 2022, but was paid in full during 2018. The interest rate was floating and was equal to the Wall Street Journal Prime Rate. Quarterly principal payments of $268 thousand plus accrued interest were due on March 31, June 30, September 30, and December 31 of each year.

On October 31, 2018, the Company entered into a loan agreement with CenterState Bank for $27 million.  The loan proceeds were drawn and received by the Company on October 31, 2018.  The loan proceeds were used to fund the payment of the cash consideration to the PSB shareholders of $24.5 million in accordance with the PSB merger agreement and for general corporate purposes.  The loan carries a fixed interest rate of 6%.  The loan is secured by all of the common stock of the Bank.  The balance at December 31, 2018 was $27 million.  Principal and interest payments are due quarterly and began in January 2019.  The final principal payment will be paid at October 30, 2025. The terms of the loan agreement require the Bank to maintain a classified assets to tier 1 capital plus ALLL ratio not to exceed 40%, a tier 1 leverage ratio of at least 8%, a total risk-based ratio of at least 12%, and a fixed charge coverage ratio of at least 1:3:1 times.  The loan agreement also requires the Bank to maintain at least $2 million in liquid assets at all times during the term of the loan.

Principal payments on the CenterState Bank Loan are due as follows:

September 30, 2019 - September 30, 2020	$3,339
October 1, 2020 - September 30, 2021	3,550
October 1, 2021 - September 30, 2022	3,771
October 1, 2022 - September 30, 2023	4,006
October 1, 2023 - September 30, 2024	4,254
Afterward	5,665
Total	$24,585

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

Cash and cash equivalents at September 30, 2019 and December 31, 2018, were $48.9 million and $47.5 million, respectively. Based on recorded cash and cash equivalents, management believes River Financial Corporation’s liquidity resources were sufficient at September 30, 2019 to fund loans and meet other cash needs as necessary.

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

Financial instruments whose contract amount represents credit risk at September 30, 2019 and December 31, 2018 were as follows  (amounts in thousands):

	September 30, 2019	December 31, 2018
Commitments to extend credit	$166,169	$146,462
Stand-by and performance letters of credit	4,732	5,412
Total	$170,901	$151,874

Contractual Obligations

While our liquidity monitoring and management considers both present and future demands for and sources of liquidity, the following table of contractual commitments focuses only on future obligations as of September 30, 2019 (amounts in thousands).

		Due after 1	Due after 3
	Due in 1	through	through	Due after
	year or less	3 years	5 years	5 years	Total
Deposits without a stated maturity	$793,848	$-	$-	$-	$793,848
Certificates of deposit of less than $100	48,301	11,585	2,595	87	62,568
Certificates of deposit of $100 or more	83,638	27,437	6,126	-	117,201
Securities sold under agreements to repurchase	9,717	-	-	-	9,717
Note payable	3,339	7,321	8,260	5,665	24,585
Operating leases	618	1,130	1,005	797	3,550
Total contractual obligations	$939,461	$47,473	$17,986	$6,549	$1,011,469

Capital Position and Dividends

At September 30, 2019 and December 31, 2018, total stockholders’ equity was $121.6 million and $110.1 million, respectively. The increase of $11.5 million resulted mainly from the net change in retained earnings and other comprehensive income for the nine months ended September 30, 2019. Retained earnings for the first nine months of 2019 increased $6.4 million and other comprehensive income increased $5.2 million. The ratio of stockholders’ equity to total assets was 10.67% and 10.29% at September 30, 2019 and December 31, 2018, respectively.

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

Management believes, as of September 30, 2019, that the Bank meets all capital adequacy requirements to which it is subject. The following table presents the Bank’s capital amounts and ratios as of September 30, 2019 with the required minimum levels for capital adequacy purposes including the phase in of the capital conservation buffer under Basel III and minimum levels to be well capitalized (as defined) under the regulatory prompt corrective action regulations.

As of September 30, 2019:
					To Be Well Capitalized
			Required For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (To Risk-Weighted Assets)	$121,615	14.403%	$88,660	>= 10.500%	$84,438	>= 10.00%
Common Equity Tier 1 Capital (To Risk-Weighted Assets)	114,028	13.504%	59,107	>= 7.000%	54,885	>= 6.50%
Tier 1 Capital (To Risk-Weighted Assets)	114,028	13.504%	71,773	>= 8.500%	67,551	>= 8.00%
Tier 1 Capital (To Average Assets)	114,028	10.291%	44,320	>= 4.000%	55,399	>= 5.00%

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

River Financial Corporation’s principal source of funds for dividend payments and debt service is dividends received from River Bank & Trust. There are statutory limitations on the payment of dividends by River Bank & Trust to River Financial Corporation. As of September 30, 2019, the maximum amount the Bank could dividend to River Financial Corporation without prior regulatory authority approval was approximately $13.5 million. In addition to dividend restrictions, federal statutes prohibit unsecured loans from banks to bank holding companies.

During the nine months ending September 30, 2019 there were 63,500 incentive stock options issued with a weighted average exercise price of $27.00 per share. During the same period, there were 21,300 incentive stock options exercised at a weighted average exercise price of $13.21 per share. A total of 367,625 incentive stock options were outstanding as of September 30, 2019 with a weighted average exercise price of $20.07 per share and a weighted average remaining life of 6.69 years.

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

The following table illustrates our interest rate sensitivity at September 30, 2019, assuming the relevant assets and liabilities are collected and paid, respectively, based upon historical experience rather than their stated maturities (amounts in thousands).

	0-1 Mos	1-3 Mos	3-12 Mos	1-2 Yrs	2-3 Yrs	>3 Yrs	Total
Interest earning assets
Loans	$141,723	$49,060	$156,880	$140,968	$91,427	$174,828	$754,886
Securities	12,884	18,912	27,361	32,937	30,225	113,824	236,143
Certificates of deposit in banks	955	461	1,232	496	247	1,445	4,836
Cash balances in banks	16,789	-	-	-	-	-	16,789
Federal funds sold	13,135	-	-	-	-	-	13,135
Total interest earning assets	$185,486	$68,433	$185,473	$174,401	$121,899	$290,097	$1,025,789

Interest bearing liabilities
Interest bearing transaction accounts	$101,345	$4,942	$22,201	$29,652	$29,652	$59,297	$247,089
Savings and money market accounts	161,427	4,986	22,437	29,916	29,916	34,920	283,602
Time deposits	7,707	18,379	104,999	27,092	11,765	9,827	179,769
Securities sold under agreements to repurchase	9,717	-	-	-	-	-	9,717
Note payable	814	-	2,525	3,550	3,771	13,925	24,585
Total interest bearing liabilities	$281,010	$28,307	$152,162	$90,210	$75,104	$117,969	$744,762

Interest sensitive gap
Period gap	$(95,524)	$40,126	$33,311	$84,191	$46,795	$172,128	$281,027
Cumulative gap	$(95,524)	$(55,398)	$(22,087)	$62,104	$108,899	$281,027
Cumulative gap - Rate Sensitive Assets/ Rate Sensitive Liabilities	-9.3%	-5.4%	-2.2%	6.1%	10.6%	27.4%

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

	Impact on net interest income
	As of	As of
	September 30, 2019	December 31, 2018
Change in prevailing rates:
+ 400 basis points	(2.66)%	(4.94)%
+ 300 basis points	(1.62)%	(3.49)%
+ 200 basis points	(0.61)%	(2.10)%
+ 100 basis points	(0.25)%	(0.85)%
+ 0 basis points	-	-
- 100 basis points	(0.91)%	(0.08)%
- 200 basis points	(3.74)%	(4.43)%
- 300 basis points	(3.47)%	(7.25)%
- 400 basis points	(3.96)%	(8.38)%

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

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the nine months ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of November 5, 2019, we are not subject to any material pending legal proceedings or contemplated governmental actions.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In 2019 and 2018, the Company sold 11,539 and 17,218 shares of its common stock for an aggregate of $276,936 and $429,877 in cash, respectively, to its employee stock ownership plan. The Company has relied upon exemptions from registration under SEC Rule 147A.

On October 31, 2018, the Company issued shares of its common stock in a capital raise under SEC Rule 506 (b) and pursuant to the acquisition of PSB Bancshares, Inc. as reported at Item 3.02 of its current report on Form 8-K filed November 2, 2018.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

On October 16, 2019, the Board of Directors of the Company approved two amendments to the Company’s bylaws.  One amendment provides that the annual meeting of shareholders shall be held during the third week of May each year, rather than in the month of April.  The second amendment provides that shares of stock of the Company may be issued in certificated or uncertificated form, rather than certificated only.  Holders of shares are entitled to continue to have shares represented in certificated form, provided that the Board of Directors in the future may provide for some or all of any class or services of stock to be uncertificated.

The amendments are included at Exhibit 3.3 to this Form 10-Q.

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

3.1	Articles of Incorporation of River Financial Corporation, as amended, included as Exhibit 3.1 in the River Financial Corporation Form 10-Q filed May 7, 2019 and incorporated herein by reference.

3.2**	Bylaws of River Financial Corporation, as amended, as of December 31, 2015.

3.3**	Amendments to bylaws of River Financial Corporation dated October 16, 2019.

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

3.1	Articles of Incorporation of River Financial Corporation, as amended, included as Exhibit 3.1 in the River Financial Corporation Form 10-Q filed May 7, 2019 and incorporated herein by reference.

3.2**	Bylaws of River Financial Corporation, as amended, as of December 31, 2015.

3.3**	Amendments to bylaws of River Financial Corporation dated October 16, 2019.

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

RIVER FTNANCIAL CORPORATION

Date: November 5, 2019	By:	/s/ James M. Stubbs
James M. Stubbs
Chief Executive Officer (principal executive officer)

Date: November 5, 2019	By:	/s/ Kenneth H. Givens
Kenneth H. Givens
Chief Financial Officer