Form 10-K
period 2019-12-31
River Financial Corp
filed 2020-03-20
CIK 1641601

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 333-205986

RIVER FINANCIAL CORPORATION

(Exact name of registrant as specified in its charter)

Alabama	46-1422125
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2611 Legends Drive Prattville, AL	36066
(Address of principal executive offices)	(Zip Code)

(334) 290-1012

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
None.	Not applicable.

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

           Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes  ☐   No  ☒

State the aggregate market value of the voting common equity held by non-affiliates of the registrant as of June 30 2019 : There is no public market for registrant’s common stock.  The registrant had total revenue of less than $50 million in 2019.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding at March 1, 2020
Common stock, par value $1.00 per share	6,503,166 shares

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

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements that reflect our current views with respect to, among other things, future events and financial performance, which involve substantial risks and uncertainties. Certain statements made in this Annual Report on Form 10-K are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Exchange Act. Forward-looking statements are not historical facts and include any statement that, without limitation, may predict, forecast, indicate or imply future results, performance or achievements instead of historical or current facts and may contain words like “anticipates,” “approximately,” “believes,” “budget,” “can,” “could,” “continues,” “contemplates,” “estimates,” “expects,” “forecast,” “intends,” “may,” “might,” “objective,” “outlook,” “predicts,” “probably,” “plans,” “potential,” “project,” “seeks,” “shall,” “should,” “target,” “will,” or the negative of these terms and other words, phrases, or expressions with similar meaning.

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

We operate one subsidiary bank, River Bank & Trust. Through the Bank, we provide a broad array of financial services to businesses, business owners, and professionals. We operate seventeen full-service banking offices, located in Montgomery, Prattville, Millbrook, Wetumpka, Auburn, Opelika, Alexander City, Dothan, Enterprise, Daphne, Clanton, Thorsby and Gadsden, Alabama.  We also operate a loan production office in Mobile, Alabama.

As of December 31, 2019, we had total assets of $1.4 billion, total loans of $905.8 million, total deposits of $1.2 billion, and total shareholders’ equity of $145.2 million.

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

Deposits

Our principal sources of funds are core deposits, including demand deposits, interest-bearing transaction accounts, money market accounts, savings deposits, and certificates of deposit. As of December 31, 2019, our deposit composition was as follows:

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

Lending

We offer a range of lending services, including real estate, consumer, and commercial loans, to individuals, small businesses, and other organizations located in or conducting a substantial portion of their business in our market areas. Our total loans, net of unearned income, at December 31, 2019, were approximately $905.8 million, or approximately 66.4% of total assets. The interest rates charged on loans vary with the degree of risk, maturity, and amount of the loan and are further subject to competitive pressures, money market rates, availability of funds, and government regulations.

As of December 31, 2019, our loan portfolio composition was classified as follows: (percent of gross loans)

Real Estate Loans. Loans secured by real estate are the primary component of our loan portfolio, constituting approximately $660.7 million, or 72.9%, of total loans, net of unearned income, at December 31, 2019. We originate consumer and commercial loans for the purpose of acquiring real estate that are secured by such real estate (CRE). We also often take real estate as an additional source of collateral to secure commercial and industrial (C&I) loans. Such loans are classified as real estate loans rather than commercial and industrial loans if the real estate collateral is considered significant as a secondary source of repayment for the loan. Loans are typically made on a recourse basis supported by financial statements and a review of the repayment ability of the borrower(s) and/or guarantor(s). Origination fees are charged for many loans secured by real estate.

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

Home Equity Lines of Credit: We originate home equity lines of credit secured by residential property. The loans are typically made on a variable rate basis with maturities up to 10 years. At December 31, 2019, home equity lines of credit constituted $47.4 million, or 5.3% of our loan portfolio.

Commercial and Industrial Loans. We make loans for commercial purposes in various lines of business. These loans are typically made on terms up to 7 years at fixed or variable rates and are secured by various types of collateral, including accounts receivable, inventory, or, in the case of equipment loans, the financed equipment. We attempt to reduce our credit risk on commercial loans by underwriting the loan based on the borrower’s cash flow and its ability to service the debt from earnings, and by limiting the loan-to-value ratio. Historically, we have typically loaned up to 80% on loans secured by accounts receivable, up to 50% on loans secured by inventory (which are typically also secured by accounts receivable), and up to 100% on loans secured by equipment. We also make some unsecured commercial loans. Commercial and industrial loans constituted $161.3 million, or 17.9% of our loan portfolio, at December 31, 2019. Interest rates are negotiable based upon the borrower’s financial condition, credit history, management stability and collateral.

Consumer Loans. Consumer lending includes installment lending to individuals in our market areas and generally consists of loans to purchase automobiles and other consumer durable goods. Consumer loans constituted $40.4 million, or 4.5% of our loan portfolio, at December 31, 2019. Consumer loans are underwritten based on the borrower’s income, current debt level, past credit history and collateral. Consumer rates are both variable and fixed, with terms negotiable. Terms generally range from one to five years depending on the nature and condition of the collateral. Periodic amortization, generally monthly, is typically required.

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

Market Areas

We currently conduct our banking operations through our Banks’ 17 banking locations in the state of Alabama. The locations include Montgomery, Prattville, Millbrook, Wetumpka, Auburn, Opelika, Alexander City, Daphne, Dothan, Enterprise, Clanton, Thorsby and Gadsden. Our market areas generally include the Montgomery, Auburn-Opelika, Gadsden, Dothan, and Mobile Metropolitan Statistical Areas.

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

Employees

As of December 31, 2019, we had approximately 214 full-time and 18 part-time employees. None of these employees are party to a collective bargaining agreement.

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

In addition to the assessment for deposit insurance, insured depository institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation to recapitalize a predecessor deposit insurance fund. This payment is established quarterly and, for the first quarter in calendar year 2019, equaled .03 basis points on the assessment base which is equal to average total assets less average tangible equity capital.  The last of the remaining Financing Corporation bonds matured in September 2019 and as a result, the last assessment was collected in March 2019.

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

Dividend Restrictions

We are a legal entity separate and distinct from our Bank. Our ability to pay dividends and make other distributions depends in part upon the receipt of dividends from our subsidiary bank and is limited by federal and state law. The specific limits depend upon a number of factors, including recent earnings, recent dividends, level of capital, and regulatory status. The regulators are authorized, and under certain circumstances are required, to determine whether the payment of dividends or other distributions by a bank would be an unsafe or unsound practice and to prohibit such payment. For example, the FDIC generally prohibits a depository institution from making any capital distribution (including payment of a dividend) or paying any management fee to its parent holding company if the depository institution would thereafter be undercapitalized.

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

Among other things, the Dodd-Frank Act requires the Federal Reserve to apply consolidated capital requirements to a bank holding company that are no less stringent than those currently applied to depository institutions. In July 2013, the federal banking agencies adopted a final rule, or the Basel III Final Rule, implementing these standards. Under the Basel III Final Rule, trust preferred securities are excluded from Tier I capital unless such securities were issued prior to May 19, 2010 by a bank holding company with less than $15 billion in assets, subject to certain limits. The Dodd-Frank Act additionally provides for countercyclical capital requirements so that the required amount of capital increases in times of economic expansion and decreases in times of economic contraction, consistent with safety and soundness. Under the Basel III Final Rule, which implements this concept, banks must maintain a capital conservation buffer consisting of additional common equity Tier 1 capital equal to 2.5% of risk-weighted assets above each of the required minimum capital levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying certain discretionary bonuses. This new capital conservation buffer requirement was phased in beginning in 2016 at 0.625% of risk-weighted assets and increased each year until it was fully implemented at 2.5% in January 2019.

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

Under the Basel III Final Rule, as of the years ended December 31, 2019 and 2018, the minimum ratio of total capital to risk-weighted assets (including the capital conservation buffer) was 10.500% and 9.875%, respectively. The minimum ratio of “Tier 1 Capital” (consisting generally of equity and qualifying preferred stock, less certain goodwill items and other intangible assets) to risk- weighted assets was 8.500% and 7.875% and the minimum ratio of “Common Equity Tier 1 Capital” (which generally consists of common stock and retained earnings) to risk-weighted assets including the capital conservation buffer was 7.000% and 6.375% for the years ended December 31, 2019 and 2018.  Now that the capital conservation buffer is fully phased in as of January 1, 2019, the minimum ratios (including the 2.5% capital conservation buffer) are (i) Common Equity Tier 1 ratio of 7% (ii)Tier 1 Risk-Based ratio of 8.5% and (iii) Total Risk-Based ratio of 10.5% The remainder of total capital, or “Tier 2 Capital,” may consist of (a) the allowance for loan losses of up to 1.25% of risk-weighted assets, (b) certain types of preferred stock not qualifying as Tier 1 Capital, (c) hybrid capital instruments, (d) perpetual debt, (e) mandatory convertible securities, and (f) certain subordinated debt and intermediate-term preferred stock up to 50% of Tier 1 Capital. Total Capital is the sum of Tier 1 Capital and Tier 2 Capital (which is included only to the extent of Tier 1 Capital), less reciprocal holdings of other banking organizations capital instruments, investments in unconsolidated subsidiaries, and any other deductions as determined by the appropriate regulator.

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

The federal banking agencies finalized a rule in October 2019 that allows bank holding companies with less than $10 billion in total consolidated assets and limited amounts of certain assets and off balance sheet exposures and a bank leverage ratio of greater than 9% to elect to use the Community Bank Leverage Ratio (CBLR) framework.  A community banking organization electing to use the CBLR framework would have a simplified capital regime and would be considered well capitalized as long as it had a leverage ratio of greater than 9% and adequately capitalized with a leverage ratio of at least 7.5%.

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

CRA agreements with private parties must be disclosed and annual CRA reports must be made to a bank’s primary federal regulator.  A financial holding company election, and such election and financial holding company activities are permitted to be continued, only if any affiliated bank has not received less than a “satisfactory” CRA rating.

The FDIC has jointly proposed with the Office of the Comptroller of Currency, or OCC, revised CRA rules to modernize the CRA. The proposal seeks comments on:

•	tailoring the CRA regulations for banks of different sizes;

•	improving the consistency and predictability of CRA evaluations and ratings;

•	increasing e lending and services to people and in low- and moderate-income areas;

•	clarifying and expanding the types of activities eligible for CRA consideration, in light of changes in banking.

The changes proposed are substantial.  The comment period on the proposal has been extended.  The Federal Reserve has not joined this proposal and has its own views of the CRA.  If adopted, the FDIC’s changes could be costly and time consuming for the Bank to implement, and Federal Reserve’s different approach to the CRA may create inconsistencies and confusion among the Bank’s and River Financial’s respective primary federal regulators as to CRA compliance and the CRA evaluation of expansion proposals, including acquisitions and new branches.

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

The law is intended to enhance the powers of the federal government and law enforcement organizations to combat terrorism, organized crime and money laundering. The USA Patriot Act materially amended and expanded the application of the existing Bank Secrecy Act. It provided enhanced measures, including know your customer, new suspicious activity reporting rules and enhanced anti-money laundering programs. Under the USA Patriot Act, each financial institution is required to establish and maintain anti-money laundering compliance and due diligence programs, which include, at a minimum:

•	the development of internal policies, procedures, and controls;

•	the designation of a compliance officer;

•	an ongoing employee training program; and

•	an independent audit function to test programs.

In addition, the USA Patriot Act requires regulatory agencies to consider the record of a bank or bank holding company in combating money laundering activities in their evaluation of bank and bank holding company merger, acquisition and branch expansion transactions.

The U.S. Treasury Department has issued regulations under the USA Patriot Act. The regulations state that a depository institution will be deemed in compliance with the USA Patriot Act provided it continues to comply with the Bank Secrecy Act regulations. Under these regulations, a mechanism has been established for law enforcement to communicate names of suspected terrorists and money launderers to financial institutions, in return for securing the ability to promptly locate accounts and transactions involving those suspects. Financial institutions receiving names of suspects must search their account and transaction records for potential matches and report positive results to FinCEN. Each financial institution must designate a point of contact to receive information requests. These regulations outline how financial institutions can share information concerning suspected terrorist and money laundering activity with other financial institutions under protection from the statutory safe harbor from liability, provided each financial institution notifies FinCEN of its intent to share information.

Recent FinCEN rules require banks to know the beneficial owners of customers that are not natural persons, update customer information in order to develop a customer risk profile, and generally monitor such matters.

FinCEN has also adopted regulations intended to prevent money laundering and terrorist financing through correspondent accounts maintained by U.S. financial institutions on behalf of foreign banks. Financial institutions are required to take reasonable steps to ensure that they are not providing banking services directly or indirectly to foreign shell banks.

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

•

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

Our commercial banking operations are concentrated in Alabama. As of December 31, 2019, most of our total loans were to borrowers located in Alabama, primarily central and south Alabama. As a result, our financial condition and results of operations and cash flows are affected by changes in the economic conditions of the state or the regions of which it is a part. Our success depends to a significant extent upon the business activity, population, income levels, deposits, and real estate activity in this market. Although our customers’ business and financial interests may extend outside these areas, adverse economic conditions that affect those areas could reduce our growth rate, affect the ability of our customers to repay their loans, affect the value of collateral underlying loans, impact our ability to attract deposits, and generally affect our financial conditions and results of operations. Because of our geographic concentration, we may be less able than other regional or national financial institutions to diversify our credit risks across multiple markets.

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

Income associated with interest-earning assets and costs associated with interest-bearing liabilities may not be affected uniformly by fluctuations in interest rates. The magnitude and duration of changes in interest rates are events over which we have no control, and such changes may have an adverse effect on our net interest income. Prepayment and early withdrawal levels, which are also impacted by changes in interest rates, can significantly affect our assets and liabilities. For example, an increase in interest rates could, among other things, reduce the demand for loans and decrease loan repayment rates. Such an increase could also adversely affect the ability of our floating-rate borrowers to meet their higher payment obligations, which could in turn lead to an increase in non-performing assets and net charge-offs. Conversely, a decrease in the general level of interest rates could affect us by, among other things, leading to greater competition for deposits and incentivizing borrowers to prepay or refinance at lower interest rates their loans more quickly or frequently than they otherwise would. The primary tool that management uses to measure interest rate risk is a simulation model that evaluates the impact of varying levels of prevailing interest rates and the impact on net interest income and the economic value of equity. As of December 31, 2019, this simulation analysis indicated that if prevailing interest rates immediately decreased by 300 basis points, we would expect net interest income to decrease by approximately $2.1 million, or 4.4% over the next 12 months, and an increase in the economic value of equity of $10.1 million, or 4.9%. We believe that this is unlikely based on current interest rate levels. Conversely, if prevailing interest rates immediately increased by 300 basis points, we would expect net interest income to decrease by approximately $467 thousand, or 1.0%, over the next 12 months, and a decrease in the economic value of equity of $37.6 million, or 18.3%. However, fluctuations in interest rates affect different classes of income-earning assets differently, and there can be no assurance as to the actual effect on our results of operations should such an increase or decrease occur.

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

A significant portion of our loan portfolio is secured by either residential or commercial real estate. As of December 31, 2019, we had approximately $237.2 million in residential real estate loans and $310.0 million in commercial real estate loans outstanding, representing approximately 26.5% and 34.6%, respectively, of our total loans outstanding on that date.

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

The implementation of the Current Expected Credit Loss accounting standard could require us to increase our allowance for loan losses and may have a material adverse effect on our financial condition and results of operations.

The Financial Accounting Standards Board (“FASB”) has issued a new accounting standard that will replace the current approach under GAAP, for establishing allowances for loan and lease losses, which generally considers only past events and current conditions, with a forward-looking methodology that reflects the expected credit losses over the lives of financial assets, starting when such assets are first originated or acquired. This standard, referred to as Current Expected Credit Loss, or CECL, will be effective for us beginning January 1, 2023.  The CECL standard will require us to record, at the time of origination, credit losses expected throughout the life of the asset portfolio on loans and held-to-maturity securities, as opposed to the current practice of recording losses when it is probable that a loss event has occurred. The Company is currently evaluating the impact the CECL standard will have on its accounting. The adoption of the CECL standard will materially affect how we determine allowance for loan losses and could require us to significantly increase the allowance. Moreover, the CECL standard may create more volatility in the level of the allowance. If we are required to materially increase the level of the allowance for any reason, such increase could adversely affect our business, financial condition and results of operations.

In addition, from time to time, FASB and the SEC may change other financial accounting and reporting standards, or the interpretation of those standards, that govern the preparation of the Company’s financial statements. These changes are beyond the Company’s control, can be difficult to predict, and could materially impact how the Company reports its results of operations and financial condition.

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

Any branch expansion into new markets or new lines of business might not be successful.

As part of our ongoing strategic plan, we may consider expansion into new geographic markets. Such expansion might take the form of the establishment of de novo branches or the acquisition of existing banks or bank branches. There are considerable costs associated with opening new branches, and new branches generally do not generate sufficient revenues to offset costs until they have been in operation for some time. Additionally, we may consider expansion into new lines of business through the acquisition of third parties or organic growth and development. There are substantial risks associated with such efforts, including risks that (i) revenues from such activities might not be sufficient to offset the development, compliance, and other implementation costs, (ii) branch acquisitions permit the existing customers to move their deposit and loan relationships and such runoff may adversely affect the expected benefits of such expansion; (iii) competing products and services and shifting market preferences might affect the profitability of such activities; and (iv) our internal controls might be inadequate to manage the risks associated with new activities. Furthermore, it is possible that our unfamiliarity with new markets or lines of business might adversely affect the success of such actions. If any such expansions into new geographic or product markets are not successful, there could be an adverse effect on our financial condition and results of operations.

We have incurred substantial expenses related to our recent acquisition and expect to continue to incur some expenses related to the acquisition.

We have incurred substantial expenses and expect to continue to incur expenses in connection with completing our recent acquisition of Trinity Bank and integrating the operations of the acquired bank with our operations. There are a number of factors beyond our control that could affect the total amount or the timing of our transaction and integration expenses and such expenses may exceed our initial projections. Many of the expenses that will be incurred, by their nature, are difficult to estimate accurately at the present time. As a result, the transaction and integration expenses associated with our recent acquisition could, particularly in the near term, exceed the savings that we expect to achieve from the elimination of duplicative expenses and the realization of economies of scale and cost savings related to the integration of the acquired businesses.

Acquisitions may disrupt our business and dilute stockholder value, and integrating acquired companies may be more difficult, costly, or time-consuming than we expect.

Our business strategy focuses on both organic growth and growth through acquisitions of financial institutions located in the southeastern United States. Our pursuit of acquisitions may disrupt our business, and common stock that we issue as merger consideration may have the effect of diluting the value of your investment. In addition, we may fail to realize some or all of the anticipated benefits of completed acquisitions, including our acquisition of Keystone on December 31, 2015, our acquisition of PSB Bancshares, Inc. (PSB) on October 31, 2018, and our acquisition of Trinity Bancorp, Inc. (Trinity) on October 31, 2019. We anticipate that the integration of Keystone, PSB, and Trinity, as well as other businesses that we acquire in the future may be a time-consuming and expensive process, even if the integration process is effectively planned and implemented.

In addition, our acquisition activities could be material to our business and involve a number of significant risks, including the following:

•

incurring time and expense associated with identifying and evaluating potential acquisitions and negotiating potential transactions, resulting in our attention being diverted from the operation of our existing business;

•	using inaccurate estimates and judgments to evaluate credit, operations, management, and market risks with respect to the target company or the assets and liabilities that we seek to acquire;
•	exposure to potential asset quality issues of the target company;
•	intense competition from other banking organizations and other potential acquirers, many of which have substantially greater resources than we do;
•	potential exposure to unknown or contingent liabilities of banks and businesses we acquire, including, without limitation, liabilities for regulatory and compliance issues;
•	inability to realize the expected revenue increases, cost savings, increases in geographic or product presence, and other projected benefits of the acquisition;
•	incurring time and expense required to integrate the operations and personnel of the combined businesses;
•	inconsistencies in standards, procedures, and policies that would adversely affect our ability to maintain relationships with customers and employees;
•	experiencing higher operating expenses relative to operating income from the new operations;

•	creating an adverse short-term effect on our results of operations;
•	losing key employees and customers;
•	significant problems relating to the conversion of the financial and customer data of the entity;
•	integration of acquired customers into our financial and customer product systems;
•	potential changes in banking or tax laws or regulations that may affect the target company; or
•	risks of marking assets and liabilities to current market values, and possible future impairment of goodwill and other intangibles resulting from acquisition.

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

On October 31, 2019, the Company completed its acquisition of Trinity Bancorp, Inc. (Trinity) and has not yet completed the integration of Trinity.

We completed the acquisition of Trinity on October 31, 2019.  We are currently in the process of integration the employees, contracts, customers and operations of Trinity with our Company.  The success of the acquisition may depend in part on such successful integration which, as anticipated, may take several months to complete.

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

Moreover, we cannot give any assurance that we will benefit from any market growth or favorable economic conditions in our market areas even if they do occur. If our senior management team is unable to provide the effective leadership necessary to implement our strategic plan, including the successful integration of Trinity Bank, Peoples Southern Bank, Keystone Bank and River Bank & Trust, our actual financial performance may be materially adversely different from our projections. Additionally, to the extent that any component of our strategic plan requires regulatory approval, if we are unable to obtain necessary approval, we will be unable to completely implement our strategy, which may adversely affect our actual financial results. Our inability to successfully implement our strategic plan could adversely affect the price of our common stock.

Our recent acquisition of Trinity may make it difficult for investors to evaluate our business, financial condition, and results of operations, and also impair our ability to accurately forecast our future performance.

We completed the acquisition of Trinity on October 31, 2019. As of December 31, 2019, the assets of Trinity constituted approximately 12% of our total consolidated assets. Our limited history operating the merged company and the lack of combined historical financial information may not provide an adequate basis for investors to evaluate our business, financial condition, and results of operations, or to assess trends that may be affecting the businesses that we have acquired, or our business as a whole. Our future operating results depend upon a number of factors, including our ability to integrate these acquisitions, manage our growth, retain the merged customer base, and successfully identify and respond to emerging trends affecting our primary product lines and markets. As a result of these uncertainties, predictions about our future financial performance may not be as accurate as they would be if we had a longer operating history.

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

Severe weather, natural disasters, pandemics, epidemics, acts of war or terrorism or other external events could have significant effects on our business.

Severe weather and natural disasters, including hurricanes, tornados, drought and floods, epidemics and pandemics, acts of war or terrorism or other external events could have a significant effect on our ability to conduct business.  Such events could affect the stability of our deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in loss of revenue and/or cause us to incur additional expenses.  Although management has established disaster recovery and business continuity policies and procedures, the occurrence of any such event could have a material adverse effect on our business, which, in turn, could have a material adverse effect on our financial condition and results of operations. The SEC and federal bank regulators have also recently updated their guidance for pandemics, which may cause us to change our operations and business continuity efforts.

The coronavirus or COVID-19 pandemic, trade wars, tariffs, and similar events and disputes, domestic and international, have adversely affected, and may continue to adversely affect economic activity globally, nationally and locally.  Market interest rates have declined significantly, with the 10 year Treasury bond falling below 1.00% on March 3, 2020 for the first time.  Such events also may adversely affect business and consumer confidence, generally.  We and our customers, and our respective suppliers, vendors and processors may be adversely affected.  Any such adverse changes may adversely affect our profitability, growth, asset quality and financial condition.

The Federal Reserve stated on February 28, 2020 that it was closely monitoring coronavirus developments and their effects on the economic outlook, and would act appropriately to support the economy.  On March 3, 2020, the Federal Reserve reduced the target federal funds rate by 50 basis points to 1.00% to 1.25%.  The Federal Reserve also announced it was purchasing Treasury bills into the second quarter of 2020, conducting overnight repurchase agreement operations at least through April 2020, and will continue to reinvest amounts of principal received by the Federal Reserve on its portfolio of treasury and agency debt and mortgage-backed securities.  Lastly, the Federal Reserve also reduced the interest it pays on excess reserves from 1.60% to 1.10%.  On March 15, 2020, the Federal Reserve further reduced the target federal funds rate by 100 basis points to 0% to 0.25%.  The Federal Reserve also announced that it would further increase its holding of Treasury securities and agency mortgage-backed securities.  We expect that such reductions in interest rates will adversely affect our net interest income and margins, and our profitability.

We are or may become involved from time to time in suits, legal proceedings, information-gathering requests, investigations, and proceedings by governmental and self-regulatory agencies that may lead to adverse consequences.

Many aspects of our business involve substantial risk of legal liability. We are subject to being threatened to be named as defendants in lawsuits arising from our business activities, including business activities of Trinity, PSB and Keystone prior to our acquisition. In addition, from time to time, we are, or may become, the subject of governmental and self-regulatory agency information-gathering requests, reviews, investigations and proceedings, and other forms of regulatory inquiry, including by bank regulatory agencies, the Securities and Exchange Commission, and law enforcement authorities. The results of such proceedings could lead to significant civil or criminal penalties, including monetary penalties, damages, adverse judgments, settlements, fines, injunctions, restrictions on the way in which we conduct our business, or reputational harm.

Changes in the method pursuant to which the London Interbank Offered Rate (“LIBOR”) and other benchmark rates are determined could adversely impact our business and results of operations.

Certain of our loans are subject to LIBOR interest rates. LIBOR and certain other benchmark rates are the subject of recent national, international, and other regulatory guidance and proposals for reform. In July 2017, the Chief Executive of the Financial Conduct Authority announced that the Financial Conduct Authority intends to stop persuading or compelling banks to submit rates for the calculation of LIBOR after 2021. This announcement indicates that the continuation of LIBOR on the current basis cannot and will not be guaranteed after 2021. Consequently, it is not possible to predict whether LIBOR will continue to be viewed as an acceptable market benchmark, what rate or rates may become accepted alternatives to LIBOR, or what the effect of any such changes in views or alternatives may be on the markets for LIBOR-linked financial instruments.  We do not believe that a cessation or market replacement of LIBOR would have a significant impact on our products and contracts.

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

As a member institution of the Federal Deposit Insurance Corporation, RB&T is assessed a quarterly deposit insurance premium. Failed banks nationwide have significantly depleted the insurance fund and reduced the ratio of reserves to insured deposits. The FDIC has adopted a Deposit Insurance Fund, or DIF, Restoration Plan, which requires the DIF to attain a 1.35% reserve ratio by September 30, 2020. As a result of this requirement, RB&T could be required to pay significantly higher premiums or additional special assessments that would adversely affect earnings, thereby reducing the availability of funds to pay dividends to the parent company, River Financial Corporation.  However, the DIF attained the 1.35% reserve ratio during 2019.

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

We are required by federal and state regulatory authorities to maintain adequate capital levels to support our operations. New regulations implementing minimum capital standards could require financial institutions to maintain higher minimum capital ratios and may place a greater emphasis on common equity as a component of “Tier 1 capital,” which consists generally of shareholders’ equity and qualifying preferred stock, less certain goodwill items and other intangible assets. In order to support our operations and comply with regulatory standards, we may need to raise capital in the future. Our ability to raise additional capital will depend on conditions in the capital markets at that time, which are outside of our control, on our financial performance. Institutions that seek acquisitions are expected to maintain capital substantially above regulatory minimums.  Accordingly, we cannot assure you of our ability to raise additional capital, if needed, on favorable terms. The capital and credit markets have experienced significant volatility in recent years. In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers’ underlying financial strength. If we cannot raise additional capital when needed, our financial condition and results of operations may be adversely affected, and our banking regulators may subject us to regulatory enforcement action, including receivership. Furthermore, our issuance of additional shares of our common stock could dilute the economic ownership interest of our stockholders.

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

At a special meeting of our stockholders held on December 1, 2015, our existing stockholders approved a proposal to amend our certificate of incorporation to increase the number of shares of our common stock that we may issue to 10,000,000. As of March 1, 2020, 6,503,166 shares of our common stock were issued and outstanding. Those shares outstanding do not include the potential issuance, as of March 1, 2020,  394,500 shares of our common stock subject to issuance upon exercise of outstanding stock options and warrants, or 262,000 additional shares of our common stock that were reserved for issuance under the River Financial Corporation Incentive Stock Compensation Plans. Future issuance of any new shares could cause further dilution in the value of our outstanding shares of common stock.

Our directors and executive officers beneficially own a significant portion of our common stock and have substantial influence over us.

Our directors and executive officers, as a group, beneficially owned approximately 13.4% of our outstanding common stock as of March 1, 2020 . As a result of this level of ownership, our directors and executive officers have the ability, by taking coordinated action, to exercise significant influence over our affairs and policies. The interests of our directors and executive officers may not be consistent with your interests as a stockholder. This influence may also have the effect of delaying or preventing changes of control or changes in management, or limiting the ability of our other stockholders to approve transactions that they may deem to be in the best interests of our Company.

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

Item 1B.  Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Our headquarters and the main office of RB&T is located at 2611 Legends Drive, Prattville, Alabama 36066. Including the main office, RB&T operates seventeen branches with drive-through and/or ATM service.  We also operate a loan production office in Mobile, Alabama.

The following table summarizes pertinent details of the Company’s main and banking offices as of December 31, 2019:

Office Address	Owned/Leased

2611 Legends Drive	Owned
Prattville, AL 36066

612 South Memorial Drive	Leased
Prattville, AL 36067

7075 Halcyon Park Drive	Leased
Montgomery, AL 36117

309 Maxwell Boulevard	Leased
Montgomery, AL 36104

10 Cambridge Drive	Owned
Wetumpka, AL 36092

3617 U.S. Highway 280	Owned
Alexander City, AL 35010

2394 East University Drive	Owned
Auburn, AL 36830

1804 Thomason Drive	Owned
Opelika, AL 36801

244 South 3rd Street	Owned
Gadsden, AL 35901 3111 Alabama Highway 14 Millbrook, AL 36054	Owned

620 Second Avenue North Clanton, AL 35046	Owned

2040 7th Street South Clanton, AL 35045	Owned

20688 Hwy 31 Thorsby, AL 35171	Owned

27900 North Main Street, Suite 4 Daphne, AL 36526	Leased

1479 West Main Street Dothan, AL 36302	Owned

3850 West Main Street Dothan, AL 36305	Owned
306 South Main Street Enterprise, AL 36330	Owned

4630 Bit and Spur Road Mobile, AL 36608	Leased

We believe that our banking offices are in good condition and are suitable to our needs.

Item 3. Legal Proceedings.

As of March 1, 2020, we are a defendant in legal proceedings.  Based upon a review by legal counsel and the development of these matters to date, management is of the opinion that the ultimate aggregate liability, if any, will not have a material adverse effect on the Company’s financial position or results of operations.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for Our Common Stock

There is currently no established public trading market for shares of our common stock. We do not make a market in our securities, nor do we attempt to negotiate prices for trades of such securities. When made, sales are normally undertaken in privately negotiated transactions, sometimes at prices of which we are unaware. As of March 1, 2020, there were approximately 936 registered holders of our common stock.

The last known privately negotiated trade of our common stock of which management is aware occurred on February 26, 2020 at a price of $30.00 per share.  During the last year we are aware of privately negotiated trades of stock with prices ranging from $24.00 to $31.00 per share.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information about River Financial Corporation’s shares of common stock that may be issued upon exercise of options, warrants, and rights under all of our existing equity compensation plans as of March 1, 2020.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options and Rights	Weighted – Average Exercise Price of Outstanding Options and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column)
Equity compensation plans approved by Security Holders(1)	58,000	$13.77	-
Equity compensation plans approved by Security Holders(2)	334,375	$23.48	262,000
Equity compensation plans approved by Security Holders(3)	2,125	$8.40	-
Total	394,500
(1)	These shares reserved for issuance under the 2006 Equity Incentive Compensation Plan.
(2)	These shares reserved for issuance under the 2015 Equity Incentive Compensation Plan.
(3)	These shares reserved for issuance for the incentive stock options assumed from Keystone.

For a further description of these and other plans, see footnote (12) to the financial statements at Item 8 hereof, and Item 11 hereof.

Recent Sales of Unregistered Securities

In 2019 and 2018, at year end the Company sold 21,518 and 17,218, shares for cash, respectively, to its employee stock ownership plan. The Company relied upon exemptions from registration under SEC Rule 701 and Rule 147A.

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

The dividends paid per share on common stock for 2019 and 2018 were $0.33 cents per share and $0.27 cents per share respectively.

Item 6. Selected Financial Data.

SUMMARY CONSOLIDATED FINANCIAL DATA

	Years Ended December 31,
(Dollars in thousands, except per share information)	2019	2018
Summary of Operations:
Total interest income	$48,827	$36,685
Total interest expense	8,500	4,681
Net interest income	40,327	32,004
Provision for loan losses	2,910	1,960
Net interest income after provision for loan losses	37,417	30,044
Noninterest income	9,986	6,841
Noninterest expense	32,819	25,996
Income before income taxes	14,584	10,889
Income tax expense	3,470	2,383
Net income	11,114	8,506
Share and per common share data:
Basic net income per share	$1.91	$1.63
Diluted net income per share	$1.88	$1.60
Common equity per common share outstanding	$22.66	$19.60
Tangible common equity per common share outstanding	$17.55	$15.40
Dividends per common share	$0.33	$0.27
Actual common shares outstanding	6,489,505	5,687,914
Weighted average common shares outstanding	5,834,264	5,217,348
Diluted weighted average common shares outstanding	5,928,384	5,311,074
Balance Sheet Data:
Total assets	$1,363,936	$1,070,464
Securities	303,303	228,630
Loans, net of unearned income	905,784	711,262
Allowance for loan losses	8,679	6,577
Deposits	1,174,299	898,707
Securities sold under agreements to repurchase	8,707	7,975
Federal Home Loan Bank advances	-	20,000
Federal funds purchased	-	-
Note payable	23,773	26,963
Total stockholders’ equity	145,192	110,133
Average total assets	1,146,657	874,810
Average loans	763,905	619,238
Average interest earning assets	1,045,000	800,387
Average deposits	980,172	730,436
Average interest bearing deposits	717,281	544,353
Average interest bearing liabilities	752,607	589,470
Average total stockholders’ equity	124,091	93,272

SUMMARY CONSOLIDATED FINANCIAL DATA (continued)

	Years Ended December 31,
	2019	2018
Selected Financial Ratios:
(ratios are annualized where applicable)
Return on average assets	0.97%	0.97%
Return on average equity	8.96%	9.12%
Average equity to average total assets	10.82%	10.66%
Dividend payout (1)	16.92%	16.86%
Efficiency ratio (2)	65.23%	66.92%
Net interest margin (3)	3.86%	4.00%
Net interest spread (4)	3.60%	3.84%
Capital Ratios:
Tier 1 leverage ratio	10.73%	14.01%
Common equity tier 1 (CET1) risk-based capital	13.48%	13.44%
Tier 1 risk-based capital	13.48%	13.44%
Total risk-based capital	14.35%	14.25%
Asset Quality Ratios:
(ratios are annualized where applicable)
Net charge-offs to average loans	0.11%	0.04%
Allowance to period end loans	0.96%	0.92%
Allowance for loan losses to non-performing loans	390.07%	238.38%
Non-performing assets to total assets	0.27%	0.30%
Other Data:
Banking locations	17	14
Full-time equivalent employees	223	190

(1)	Dividend payout ratio is dividends divided by net income.
(2)	Efficiency ratio is noninterest expense divided by the sum of net interest income before the provision for loan losses plus noninterest income.
(3)	Net interest margin is net interest income divided by average interest earning assets.
(4)	Net interest spread is the difference between the weighted average yield on interest earning assets and the average effective rate paid on interest bearing liabilities.

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

Through the Bank, we provide a broad array of financial services to businesses, business owners and professionals through seventeen full-service banking offices in Alabama.

2019 and 2018 Mergers

On October 31, 2019, we merged with Trinity Bancorp, Inc. (Trinity) with River Financial Corporation being the survivor. At the same time, Trinity’s wholly owned subsidiary bank, Trinity Bank, was merged into RB&T. Trinity’s common shareholders received .44627 shares of our common stock and $3.50 in cash in exchange for each share of Trinity’s common stock. We paid an aggregate of $6.1 million in cash and issued 779,034 shares of our common stock. The aggregate estimated value of the consideration paid was $27.1 million. We recorded $9.5 million of goodwill and a core deposit intangible asset of $1.0 million.

We marked Trinity’s assets and liabilities to fair value based on information available, and these fair value adjustments are subject to change for up to one year after the closing date as additional information becomes available. We acquired approximately $166.4 million in assets at fair value from Trinity and added three banking offices with approximately $130.6 million in loans and approximately $147.9 million in deposits.

On October 31, 2018, we merged with PSB Bancshares, Inc. (PSB) with River Financial Corporation being the survivor. At the same time, PSB’s wholly owned subsidiary bank, Peoples Southern Bank, was merged into RB&T. PSB’s common shareholders received 60 shares of our common stock and $6,610.00 in cash in exchange for each share of PSB’s common stock. We paid an aggregate of $24.5 million in cash and issued 222,360 shares of our common stock. The aggregate estimated value of the consideration paid was $30.5 million. We recorded $8.2 million of goodwill and a core deposit intangible asset of $4.7 million.

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

Additional information regarding the Trinity and PSB merger is included in Note 2, “Business Combinations,” of the Notes to Consolidated Financial Statements provided herein.

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

Overview of Results

•

Our net income was $11.1 million in 2019, compared with $8.5 million in 2018. The largest contributing factors leading to the increase in the net income and other highlights include the following: Average interest earning assets in 2019 were $1.0 billion compared to $800.4 million in 2018. The higher level of interest earning assets led to an increase in net interest income from $32.0 million in 2018 to $40.3 million in 2019. These increases were partially offset by the expenses associated with the Trinity acquisition during the fourth quarter of 2019.

•

Average loans outstanding in 2019 were $763.9 million, approximately 23.37% higher than $619.2 million in average loans outstanding in 2018. The higher average balance for total loans outstanding was the primary reason for the increase of $8.3 million in our net interest income.

•

The effective yield on our loan portfolio increased from 5.29% in 2018 to 5.47% in 2019 . The increase in the yield was mainly attributable to steadily increasing interest rates up until August 2019 as well as due to the addition of Trinity’s loan portfolio which earns a higher yield than the Company’s historical loan yield.

•

Average total investment securities in 2019 were $235.2 million compared to $163.2 million in 2018. The increase was due to the Company’s deposit growth exceeding loan growth during the year.  The excess cash was used to purchase investment securities.

•

Average non-interest bearing deposits grew from $186.1 million in 2018 to $262.9 million in 2019. The increase resulted from organic growth as well as deposits obtained in the PSB merger in the fourth quarter of 2018 and the Trinity merger in the fourth quarter of 2019.

•

Our higher net interest income was offset by higher operating expenses, which grew to $32.8 million in 2019 from $26.0 million in 2018. The increase in noninterest expense came from organic growth as well as from the mergers in 2018 and 2019 with most of the increase in salaries and employee benefits. There was also an increase in data processing expenses as a result of termination expenses related to the Trinity merger.

•	Our noninterest income increased from $6.8 million in 2018 to $10.0 million in 2019. The increase resulted from increases in service charges and fee income and income from mortgage operations.

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

Allowance for Loan Losses

We record estimated probable inherent credit losses in the loan portfolio as an allowance for loan losses. The methodologies and assumptions for determining the adequacy of the overall allowance for loan losses involve significant judgments to be made by management. Some of the more critical judgments supporting RFC’s allowance for loan losses include judgments about: creditworthiness of borrowers, estimated value of underlying collateral, assumptions about cash flow, determination of loss factors for estimated credit losses, and the impact of current events, conditions, and other factors impacting the level of inherent losses. Under different conditions or using different assumptions, the actual or estimated credit losses ultimately realized by RFC may be different than management’s estimates provided in our Consolidated Financial Statements included elsewhere in this Form 10-K. For a more complete discussion of the methodology employed to calculate the allowance for loan losses, see Note 1 to our Consolidated Financial Statements for the year ended December 31, 2019, which are included elsewhere in this document.

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

Comparison of Results of Operations for the years ended December 31, 2019 and 2018

The following is a narrative discussion and analysis of significant changes in our results of operations for the years ended December 31, 2019 and 2018 .

Net Income

2019 vs. 2018

During the year ended December 31, 2019, our net income was $11.1 million, compared to $8.5 million for the year ended December 31, 2018, an increase of 30.66%. The primary reason for the increase in net income in 2019 compared to 2018 was an increase in net interest income from $32.0 million in 2018 to $40.3 million in 2019 for an increase of $8.3 million, or 26.01%. Our net interest margin decreased from 4.00% in 2018 to 3.86% in 2019. The decrease in the margin resulted from a combination of the increase in the yield on our loan portfolio from 5.29% in 2018 to 5.47% in 2019 and an increase in the average cost of funds from 0.79% in 2018 to 1.13% in 2019.  Loans also decreased slightly as a percentage of total interest earning assets to 73.1% in 2019 compared to 77.4% in 2018.

Noninterest income increased from $6.8 million in 2018 to $10.0 million in 2019, or 45.97%. The increase resulted from increases in service charges and fee income and income from mortgage operations.

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

The following table shows, for the years 2019 and 2018, the average balance of each principal category of our assets and liabilities and the average yields on assets and average costs of liabilities. Such yields and costs are calculated by dividing income or expense by the average daily balances of the associated assets or liabilities.

AVERAGE BALANCE SHEETS & NET INTEREST INCOME

	Year Ended December 31, 2019			Year Ended December 31, 2018
	Average Balance	Interest Income/ Expense	Average Yield/Rate	Average Balance	Interest Income/ Expense	Average Yield/Rate
Interest earning assets
Loans	$763,905	$41,811	5.47%	$619,238	$32,766	5.29%
Mortgage loans held for sale	6,542	223	3.41%	4,404	166	3.77%
Investment securities:
Taxable securities	178,279	4,685	2.63%	125,477	2,734	2.18%
Tax-exempt securities	56,962	1,837	3.22%	37,683	1,078	2.86%
Interest bearing balances in other banks	29,425	619	2.10%	13,185	275	2.09%
Federal funds sold	9,887	227	2.30%	400	11	2.75%
Total interest earning assets	$1,045,000	$49,402	4.73%	$800,387	$37,030	4.63%
Interest bearing liabilities
Interest bearing transaction accounts	$250,146	$1,077	0.43%	$198,380	$713	0.36%
Savings and money market accounts	286,475	2,811	0.98%	207,829	1,442	0.69%
Time deposits	180,664	2,990	1.66%	138,144	1,495	1.08%
Securities sold under agreement to repurchase	9,165	46	0.50%	10,274	38	0.37%
Federal Home Loan Bank advances	1,151	29	2.52%	23,644	490	2.07%
Federal funds purchased	36	1	2.78%	664	18	2.71%
Note payable	24,974	1,546	6.19%	10,535	485	4.60%
Total interest bearing liabilities	$752,611	$8,500	1.13%	$589,470	$4,681	0.79%
Noninterest-bearing funding of earning assets	292,389	—	0.00%	210,917	—	0.00%
Total cost of funding earning assets	$1,045,000	$8,500	0.81%	$800,387	$4,681	0.58%
Net interest rate spread			3.60%			3.84%
Net interest income/margin (taxable equivalent)		$40,902	3.92%		$32,349	4.05%
Tax equivalent adjustment		(575)			(345)
Net interest income/margin		$40,327	3.86%		$32,004	4.00%

Comparison of net interest income for the years ended December 31 2019, and 2018

Net interest income increased $8.3 million, or 26.01%, to $40.3 million for the year ended December 31, 2019, compared to $32.0 million for 2018. The increase was due to an increase in interest income of $12.1 million, resulting from higher levels of loan volume.  The increase in interest income was primarily due to a 23.37% increase in average loans outstanding during compared to 2018. The resulting net interest margin decreased to 3.86% for 2019 from 4.00% for 2018. During 2019, non-interest bearing deposits averaged $262.9 million, compared to $186.1 million during 2018, an increase of $76.8 million, or 41.26%. The average cost of funds also increased from 0.79% in 2018 to 1.13% in 2019.

Interest-earning assets averaged $1.0 billion for 2019, compared to $800.4 million for 2018, an increase of $244.6 million, or 30.56%.  Average loans increased $144.7 million during 2019 to $763.9 million from $619.2 million in 2018. The mix of average earning assets also shifted slightly from loans to investment securities.  As a percentage of average total earning assets, average loans decreased from 77.4% in 2018 to 73.1% in 2019. The yield on average interest-earning assets increased 10 basis points to 4.73% during 2019, compared to 4.63% for 2018. During 2019, loan yields increased 18 basis points to 5.47%. The increase in loan yields was primarily as a result of steadily increasing interest rates through August 2019 as well as the addition of Trinity’s loan portfolio which earns a higher yield than the Company’s historical loan yields.

Interest-bearing liabilities averaged $752.6 million for 2019, compared to $589.5 million for 2018, an increase of $163.1 million. The increase in average volume occurred from organic growth in addition to the PSB merger in the fourth quarter of 2018 and the Trinity merger in the fourth quarter of 2019. The average rate paid on interest-bearing liabilities was 1.13% for 2019, compared to 0.79% for 2018. During recent years, we have benefited from the historically low interest rates and repriced time deposits at maturity at the lower current market rates, and we have also lowered rates on other deposit accounts to lower market rates where possible. However, during 2018 and through a majority of 2019 interest rates increased steadily.  The increase in total interest expense from $4.7 million in 2018 to $8.5 million in 2019 was mainly attributable to the steady increase in our cost of funds as a result of market conditions as well the increase in the interest expense on the Company’s note payable resulting from the PSB merger in the fourth quarter of 2018.

The following table reflects, for the years 2019 and 2018, the changes in our net interest income due to changes in the volume of earning assets and interest-bearing liabilities and the associated rates earned or paid on the assets and liabilities.

	Year Ended December 31, 2019 vs. Year Ended December 31, 2018
	Volume	Variance due to Yield/Rate	Total
Interest earning assets
Loans	$7,670	$1,375	$9,045
Mortgage loans held for sale	81	(24)	57
Investment securities:
Taxable securities	1,149	802	1,951
Tax-exempt securities	554	205	759
Interest bearing balances in other banks	341	3	344
Federal funds sold	260	(44)	216
Total interest earning assets	$10,055	$2,317	$12,372
Interest bearing liabilities
Interest bearing transaction accounts	$189	$175	$364
Savings and money market accounts	538	831	1,369
Time deposits	447	1,048	1,495
Securities sold under agreement to repurchase	(4)	12	8
Federal Home Loan Bank advances	(466)	5	(461)
Federal funds purchased	(17)	-	(17)
Note payable	664	397	1,061
Total interest bearing liabilities	$1,351	$2,468	$3,819
Net interest income
Net interest income (taxable equivalent)	$8,704	$(151)	$8,553
Taxable equivalent adjustment	(143)	(87)	(230)
Net interest income	$8,561	$(238)	$8,323

Provision for Loan Losses

During the year ended December 31, 2019, we recorded a provision for loan losses of $2.9 million compared to $2.0 million during the year ended December 31, 2018. The increase in the provision for loan losses resulted from growth in loan volume. Net loan charge-offs increased from $264 thousand in 2018 to $808 thousand in 2019. The allowance for loan losses is increased by a provision for loan losses, which is a charge to earnings, and is decreased by charge-offs and increased by loan recoveries. In determining the adequacy of our allowance for loan losses, we consider our historical loan loss experience, the general economic environment, the overall portfolio composition, and other information. As these factors change, the level of loan loss provision changes. When individual loans are evaluated for impairment, and impairment is deemed necessary, the impaired portion of the loan amount is generally charged off. As of December 31, 2019 and 2018, $329 thousand and $725 thousand of our allowance was related to impaired loans, respectively.

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

The following table sets forth the principal components of noninterest income for the periods indicated.

	For the Year Ended December 31,
	2019	2018
Service charges and fees	$4,822	$3,465
Investment brokerage revenue	99	136
Mortgage operations	3,347	2,293
Bank owned life insurance income	652	569
Net loss on sale of investment securities	(9)	(48)
Other noninterest income	1,075	426
Total noninterest income	$9,986	$6,841

Noninterest income for the years ended December 31, 2019 and 2018 was $10.0 million and $6.8 million, respectively. The primary reason for the increase in noninterest income was from service charges and fees and income from our mortgage operations.  Service charges and fees continued to be our largest source of noninterest income in 2019 with $4.8 million compared to $3.5 million in 2018. These service charges and fees are primarily generated by checking and savings accounts. Our mortgage operations produced noninterest income in 2019 of $3.3 million compared to $2.3 million in 2018.

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

The following table presents the primary components of noninterest expense for the periods indicated.

	For the Years Ended December 31,
	2019	2018
Salaries and employee benefits	$17,748	$14,016
Occupancy expenses	1,958	1,534
Equipment rentals, depreciation, and maintenance	1,027	916
Telephone and communications	371	274
Advertising and business development	659	658
Data processing	4,140	3,527
Foreclosed assets, net	166	200
Federal deposit insurance and other regulatory assessments	163	342
Legal and other professional services	1,013	798
Other operating expense	5,574	3,731
Total noninterest expense	$32,819	$25,996

Noninterest expense for the years ended December 31, 2019 and 2018 was $32.8 million and $26.0 million, respectively, an increase of $6.8 million, or 26.2%. The largest component of noninterest expense was salaries and employee benefits.  Salaries and benefits increased approximately $3.7 million mainly due to the addition of new employees from the Trinity and PSB mergers.  The increase of $613 thousand in data processing expense was mainly a result of the termination costs recognized as a result of the Trinity merger. The most significant increase within other operating expenses was a $660 thousand increase in amortization expense of the core deposit intangibles recognized from the mergers.  The increase in most of the remaining noninterest expense categories resulted primarily from continued organic growth as well as from the PSB merger in the fourth quarter of 2018 and the Trinity merger in the fourth quarter of 2019.

Income Tax Provision

Income tax expense of $3.5 million and $2.4 million was recognized during the years ended December 31, 2019 and 2018, respectively. The increase in income tax expense during 2019 was mainly due to the increase in net income.   The effective tax rate for the year 2019 was 23.8% compared to 21.9% for the year 2018. The effective tax rates are affected by items of income and expense that are not subject to federal and state taxation.

Comparison of Balance Sheets at December 31, 2019 and 2018

Overview

Our total assets increased $293.5 million, or 27.4%, from $1.1 billion at December 31, 2018, to $1.4 billion at December 31, 2019.  Loans increased by $192.4 million during 2019 and investment securities increased $74.7 million in 2019.  Cash and cash equivalents decreased by $2.1 million during 2019.

Deposits at December 31, 2019 totaled $1.2 billion, an increase of $275.6 million as compared to December 31, 2018. Noninterest-bearing deposits increased $80.2 million in 2019 and interest-bearing deposits increased $195.4 million. Our deposits increased during 2019 mainly as a result of the Trinity merger, but also from organic deposit growth.  Other changes are due to normal fluctuations in deposits as well as customers moving their deposits to higher yielding investments.

Loans

Loans are our largest category of earning assets and typically provide higher yields than other types of earning assets. Associated with the higher loan yields are the inherent credit and liquidity risks that we attempt to control and counterbalance. Total loans averaged $763.9 million during the year ended December 31, 2019, or 73.1% of average earning assets, as compared to $619.2 million or 77.4% of average earning assets, for the year ended December 31, 2018. At December 31, 2019, total loans, net of unearned income, were $905.8 million, compared to $711.3 million at December 31, 2018, an increase of $194.5 million, or 27.3%.

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

The table below provides a summary of the loan portfolio composition as of the periods indicated.

COMPOSITION OF LOAN PORTFOLIO

	December 31, 2019		December 31, 2018
	Amount	% of Total	Amount	% of Total
Residential real estate:
Closed-end 1-4 family - first lien	$211,440	23.6%	$162,249	23.0%
Closed-end 1-4 family - junior lien	7,653	0.9%	5,739	0.8%
Multi-family	18,125	2.0%	16,938	2.4%
Total residential real estate	237,218	26.5%	184,926	26.2%
Commercial real estate:
Nonfarm nonresidential	288,930	32.2%	209,391	29.7%
Farmland	21,089	2.4%	10,417	1.5%
Total commercial real estate	310,019	34.6%	219,808	31.2%
Construction and land development:
Residential	53,386	6.0%	39,680	5.6%
Other	60,140	6.7%	62,430	8.9%
Total construction and land development	113,526	12.7%	102,110	14.5%
Home equity lines of credit	47,410	5.3%	39,040	5.5%
Commercial loans:
Other commercial loans	136,301	15.2%	112,927	16.0%
Agricultural	2,826	0.3%	1,743	0.2%
State, county, and municipal loans	22,159	2.4%	19,756	2.9%
Total commercial loans	161,286	17.9%	134,426	19.1%
Consumer loans	40,397	4.5%	33,867	4.8%
Total gross loans	909,856	101.5%	714,177	101.3%
Allowance for loan losses	(8,679)	-1.0%	(6,577)	-0.9%
Net discounts	(2,647)	-0.3%	(1,902)	-0.3%
Net deferred loan fees	(1,425)	-0.2%	(1,013)	-0.1%
Net loans	$897,105	100.0%	$704,685	100.0%

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

The principal component of our loan portfolio is real estate mortgage loans on residential and commercial properties. At December 31, 2019, this category totaled $594.6 million and represented 66.4% of the total loan portfolio, compared to $443.8 million, or 63.0% of the total loan portfolio at year-end 2018. Residential real estate loans increased $52.3 million in 2019, or 28.3%, and commercial real estate loans increased $90.2 million, or 41.0%. Home equity lines of credit increased $8.4 million, or 21.4%.

Real estate construction loans totaled $113.5 million at December 31, 2019, an increase $11.4 million, or 11.2%, over $102.1 million at December 31, 2018. This loan type accounted for 12.7% and 14.5% of our total loan portfolio at December 31, 2019 and December 2018, respectively.

Commercial and industrial loans totaled $161.3 million at December 31, 2019, compared to $134.4 million at December 31, 2018, an increase of $26.9 million, or 20.0% during 2019. We expect this growth trend with respect to commercial and industrial loans to continue as economic conditions improve.

The repayment of loans is a source of additional liquidity for us. The following table sets forth our loans maturing within specific intervals at December 31, 2019.

LOAN MATURITY AND SENSITIVITY TO CHANGES IN INTEREST RATES

		Over one
	One year	year through	Over five
	or less	five years	years	Total
Residential real estate:
Closed-end 1-4 family - first lien	$28,083	$103,712	$79,645	$211,440
Closed-end 1-4 family - junior lien	438	5,756	1,459	7,653
Multi-family	1,284	9,358	7,483	18,125
Total residential real estate	29,805	118,826	88,587	237,218
Commercial real estate:
Nonfarm nonresidential	40,425	190,939	57,566	288,930
Farmland	9,146	11,384	559	21,089
Total commercial real estate	49,571	202,323	58,125	310,019
Construction and land development:
Residential	52,375	579	432	53,386
Other	23,069	29,171	7,900	60,140
Total construction and land development	75,444	29,750	8,332	113,526
Home equity lines of credit	3,990	8,441	34,979	47,410
Commercial loans:
Other commercial loans	55,225	71,938	9,138	136,301
Agricultural	935	1,823	68	2,826
State, county, and municipal loans	3,422	1,333	17,404	22,159
Total commercial loans	59,582	75,094	26,610	161,286
Consumer loans	7,317	23,283	9,797	40,397
Total gross loans	$225,709	$457,717	$226,430	$909,856

The information presented in the table above is based upon the contractual maturities of the individual loans, which may be subject to renewal at their contractual maturity. Renewal of such loans is subject to review and credit approval, as well as modification of terms at their maturity. Consequently, we believe that this treatment presents fairly the maturity structure of the loan portfolio.

Investment Securities

We use our securities portfolio primarily to enhance our overall yield on interest-earning assets and as a source of liquidity, as a tool to manage our balance sheet sensitivity and regulatory capital ratios, and as a base upon which to pledge assets for public deposits. When our liquidity position exceeds current needs and our expected loan demand, other investments are considered as a secondary earnings alternative. As investments mature, they are used to meet current cash needs, or they are reinvested to maintain our desired liquidity position. We have designated all of our securities as available-for-sale to provide flexibility, in case an immediate need for liquidity arises, and we believe that the composition of the portfolio offers needed flexibility in managing our liquidity position and interest rate sensitivity without adversely impacting our regulatory capital levels. Securities available-for-sale are reported at fair value with unrealized gains or losses reported as a separate component of other comprehensive income (loss), net of related deferred taxes. Purchase premiums and discounts are recognized in income using the interest method over the terms of the securities.

The following tables summarize the amortized cost and fair value of securities available-for-sale at December 31, 2019 and 2018.

INVESTMENT SECURITIES

	December 31, 2019		December 31, 2018
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Securities available for sale:
Residential mortgage-backed	$188,944	$188,811	$108,915	$104,933
U.S. govt. sponsored enterprises	39,355	40,061	63,833	63,922
State, county, and municipal	69,908	71,751	57,417	57,160
Corporate debt obligations	2,654	2,680	2,670	2,615
Totals	$300,861	$303,303	$232,835	$228,630

The following table shows the scheduled maturity and average yields of our securities at December 31, 2019.

INVESTMENT SECURITIES MATURITY DISTRIBUTION AND YIELDS

			After one year but		After five years but
	Within one year		within five years		within ten years		After ten years		Other securities
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U.S. govt. sponsored enterprises	$6,082	2.86%	$22,752	2.85%	$8,479	2.28%	$2,748	2.09%	$-	---%
State, county, and municipal	2,376	2.82%	15,032	2.42%	9,973	2.40%	44,370	2.62%	-	---%
Corporate debt obligations	-	---%	1,015	2.45%	1,665	3.95%	-	---%	-	---%
Residential mortgage-backed	-	---%	-	---%	-	---%	-	---%	188,811	2.51%
Totals	$8,458	2.85%	$38,799	2.67%	$20,117	2.48%	$47,118	2.59%	$188,811	---%

We invest primarily in mortgage-backed securities, municipal securities, and obligations of government-sponsored entities and agencies of the United States, though we may in some situations also invest in direct obligations of the United States or obligations guaranteed as to the principal and interest by the United States. All of our mortgage-backed securities are residential securities issued by the Federal National Mortgage Association (FNMA), and the Federal Home Loan Mortgage Corporation (FHLMC). During all periods presented, we have used most of our excess liquidity to invest in loans, as our loan demand has remained strong, rather than investing in investment securities.

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

The following table presents a summary of changes in the allowance for loan losses for the periods and dates indicated.

ALLOWANCE FOR LOAN LOSSES

	Year Ended:
	December 31,	December 31,
Amounts in thousands, (except percentages)	2019	2018
Allowance for loan losses at beginning of period	$6,577	$4,881
Charge-offs:
Mortgage loans on real estate:
Residential	650	41
Commercial real estate	-	109
Construction and land development	-	-
Equity lines of credit	-	20
Total mortgage loans on real estate	650	170
Commercial	320	284
Consumer	200	48
Total charge-offs	1,170	502
Recoveries:
Mortgage loans on real estate:
Residential	9	15
Commercial real estate	112	13
Construction and land development	20	38
Equity lines of credit	51	12
Total mortgage loans on real estate	192	78
Commercial	116	139
Consumer	54	21
Total recoveries	362	238
Net Charge-offs	808	264
Provision for loan losses	2,910	1,960
Allowance for loan losses at end of period	$8,679	$6,577
Total loans outstanding, net of deferred loan fees and discounts	$905,784	$711,262
Average loans outstanding, net of deferred loan fees	$763,905	$619,238
Allowance for loan losses to period end loans	0.96%	0.92%
Net charge-offs to average loans (annualized)	0.11%	0.04%

In accordance with ASC Topic 805, Business Combinations, the loans acquired in 2015 from Keystone Bank, in 2018 from Peoples Southern Bank and in 2019 from Trinity Bank were recorded at fair value and any discount to fair value was recorded against the loans rather than as an allowance for loan losses. Approximately $1.6 million of the discount associated with the loans acquired from Trinity Bank in 2019 was deemed related to credit quality. Approximately $504 thousand of the discount associated with the loans acquired from Peoples Southern Bank in 2018 was deemed related to credit quality. The total discount was recorded as an accretable discount and is accreted into interest income over the life of the loans using the level yield method. The following table presents a summary of the acquired loan information for the periods and dates indicated.

	As of December 31, 2019				As of December 31, 2018
	Keystone Bank	Peoples Southern Bank	Trinity Bank	Total	Keystone Bank	Peoples Southern Bank	Trinity Bank	Total
Acquired loan portfolio at year-end	$36,021	$31,680	$128,753	$196,454	$48,596	$53,676	$-	$102,272
Remaining accretable loan discount at year-end	440	426	1,781	2,647	1,248	654	-	1,902
Discount accretion recognized in interest income on loans	808	228	448	1,484	1,241	62	-	1,303

Overall, asset quality indicators have continued to improve, and, as a result, provision expense has been minimal for the Bank’s loan portfolio. During the years ended December 31, 2019 and 2018, we recorded provision expense of $2.9 million and $2.0 million, respectively.

Allocation of Our Allowance for Loan Losses

While no portion of our allowance for loan losses is in any way restricted to any individual loan or group of loans and the entire allowance is available to absorb losses from any and all loans, the following table represents management’s allocation of our allowance for loan losses to specific loan categories for the periods indicated.

ALLOCATION OF ALLOWANCE FOR LOAN LOSSES

	As of December 31,
	2019		2018
	Amount	Percent of Allowance in each Category to Total Allowance	Amount	Percent of Allowance in each Category to Total Allowance
Residential real estate	$1,412	16.3%	$1,579	24.0%
Commercial real estate	3,601	41.5%	1,961	29.8%
Construction and land development	987	11.4%	942	14.3%
Home equity lines of credit	344	4.0%	394	6.0%
Commercial	1,910	22.0%	1,375	20.9%
Consumer	425	4.8%	326	5.0%
Total	$8,679	100.0%	$6,577	100.0%

Nonperforming Assets

The following table presents our nonperforming assets for the dates indicated.

NONPERFORMING ASSETS

	December 31,
	2019	2018
Nonaccrual loans	$2,225	$2,740
Accruing loans past due 90 days or more	-	19
Total nonperforming loans	2,225	2,759
Foreclosed assets	1,404	496
Total nonperforming assets	$3,629	$3,255
Allowance for loan losses to period end loans	0.96%	0.92%
Allowance for loan losses to period end nonperforming loans	390.07%	238.38%
Net charge-offs to average loans (annualized)	0.11%	0.04%
Nonperforming assets to period end loans and foreclosed property	0.40%	0.46%
Nonperforming loans to period end loans	0.25%	0.39%
Nonperforming assets to total assets	0.27%	0.30%
Period end loans	905,784	711,262
Period end total assets	1,363,936	1,070,464
Allowance for loan losses	8,679	6,577
Average loans for the period	763,905	619,238
Net charge-offs for the period	808	264
Period end loans plus foreclosed property	907,188	711,758

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

Total nonperforming assets increased $374 thousand to $3.6 million at December 31, 2019, from $3.3 million at December 31, 2018. Total nonperforming assets as a percentage of total assets decreased 0.03% from 0.30% at December 31, 2018 to 0.27% at December 31, 2019. Improving asset quality has been and will continue to be a primary focus of management.

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

The following table details the composition of our deposit portfolio as of the dates indicated.

COMPOSITION OF DEPOSITS

	December 31, 2019		December 31, 2018
		Percent of		Percent of
	Amount	Total	Amount	Total
Demand deposits, noninterest-bearing	$321,458	27.4%	$241,274	26.8%
Demand deposits, interest-bearing	280,065	23.8%	239,463	26.6%
Money market accounts	268,991	22.9%	200,143	22.3%
Savings deposits	66,067	5.6%	55,733	6.2%
Time certificates of $250 or more	73,073	6.2%	47,251	5.3%
Other time certificates	164,645	14.1%	114,843	12.8%
Totals	$1,174,299	100.0%	$898,707	100.0%

Total deposits were $1.2 billion at December 31, 2019, an increase of $275.6 million, or 30.7%, from $898.7 at December 31, 2018. Noninterest-bearing demand deposits and interest-bearing demand deposits increased a combined total of $120.8 million, or 25.1% from December 31, 2018 to December 31, 2019. These two categories of deposits are our least expensive source of funding for interest-earning assets.

The following table details the maturities of our time deposits which consist entirely of certificates of deposit.

MATURITIES OF CERTIFICATES OF DEPOSIT

		CDs	CDs
		$100	Less Than
	All CDs	or more	$100
Three months or less	$43,216	$27,235	$15,981
Greater than three months through six months	49,128	32,418	16,710
Greater than six months through one year	83,146	54,807	28,339
Greater than one year through three years	50,469	37,164	13,305
Greater than three years	11,759	8,502	3,257
Total	$237,718	$160,126	$77,592

Deposit growth has benefited to a large extent from uncertainty in the financial markets, which has increased the liquidity of many banks as consumers and businesses look for safe places for liquidity, thereby increasing bank deposits.

Other Funding Sources

We supplement our deposit funding with wholesale funding when needed for balance sheet planning or when the terms are attractive and will not disrupt our offering rates in our markets. A source that we have used for wholesale funding is the Federal Home Loan Bank of Atlanta (“FHLB”). At December 31, 2018 the Bank had $20 million of borrowings outstanding with FHLB. There were no borrowings outstanding with FHLB as of December 31, 2019.

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

Cash and cash equivalents at December 31, 2019 and 2018 were $45.5 million and $47.5 million, respectively. Based on the recorded cash and cash equivalents, our liquidity resources were sufficient at December 31, 2019 to fund loans and meet other cash needs as necessary.

Contractual Obligations

While our liquidity monitoring and management considers both present and future demands for and sources of liquidity, the following table of contractual commitments focuses only on future obligations.

		Due after 1	Due after 3
	Due in 1	through	through	Due after
	year or less	3 years	5 years	5 years	Total
Note payable	$3,390	$7,434	$8,387	$4,562	$23,773
Certificates of deposit of less than $100	61,030	13,305	3,257	-	77,592
Certificates of deposit of $100 or more	114,460	37,164	8,502	-	160,126
Securities sold under agreements to repurchase	8,707	-	-	-	8,707
Operating leases	635	1,118	912	629	3,294
Total contractual obligations	$188,222	$59,021	$21,058	$5,191	$273,492

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

Our off-balance sheet arrangements are summarized in the following table for the periods indicated.

CREDIT EXTENSION COMMITMENTS

	December 31, 2019	December 31, 2018
Commitments to extend credit	$196,866	$146,462
Stand-by and performance letters of credit	5,000	5,412
Total	$201,866	$151,874

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

The following table illustrates our interest rate sensitivity at December 31, 2019, assuming that the relevant assets and liabilities are collected and paid, respectively, based upon historical experience rather than their stated maturities.

INTEREST SENSITIVITY ANALYSIS

	0-1 Mos	1-3 Mos	3-12 Mos	1-2 Yrs	2-3 Yrs	>3 Yrs	Total
Interest earning assets
Loans	$210,150	$54,222	$188,129	$149,050	$109,312	$194,921	$905,784
Securities	9,352	14,777	34,441	42,300	38,518	163,915	303,303
Certificates of deposit in banks	684	734	1,233	738	-	1,447	4,836
Cash balances in banks	17,669	-	-	-	-	-	17,669
Federal funds sold	—	-	-	-	-	-	—
Total interest earning assets	$237,855	$69,733	$223,803	$192,088	$147,830	$360,283	$1,231,592
Interest bearing liabilities
Interest bearing transaction accounts	$114,833	$5,601	$25,205	$33,607	$33,607	$67,212	$280,065
Savings and money market accounts	190,980	5,910	26,595	35,462	35,462	40,649	335,058
Time deposits	16,895	26,286	130,507	35,786	14,129	14,115	237,718
Securities sold under agreements to repurchase	8,707	-	-	-	-	-	8,707
Federal Home Loan Bank Advances	-	-	-	-	-	-	-
Note payable	826	-	2,564	3,605	3,829	12,949	23,773
Total interest bearing liabilities	$332,241	$37,797	$184,871	$108,460	$87,027	$134,925	$885,321
Interest sensitive gap
Period gap	$(94,386)	$31,936	$38,932	$83,628	$60,803	$225,358	$346,271
Cumulative gap	$(94,386)	$(62,450)	$(23,518)	$60,110	$120,913	$346,271
Cumulative gap - Rate Sensitive Assets/ Rate
Sensitive Liabilities	(7.7)%	(5.1)%	(1.9)%	4.9%	9.8%	28.1%

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

MARKET RISK

	Impact on net interest income
	As of December 31, 2019	As of December 31, 2018
Change in prevailing rates:
+ 400 basis points	(1.99)%	(4.94)%
+ 300 basis points	(0.97)%	(3.49)%
+ 200 basis points	(0.14)%	(2.10)%
+ 100 basis points	0.05%	(0.85)%
+ 0 basis points	-	-
- 100 basis points	(0.39)%	(0.08)%
- 200 basis points	(4.24)%	(4.43)%
- 300 basis points	(4.40)%	(7.25)%
- 400 basis points	(4.88)%	(8.38)%

Capital Resources

Total stockholders’ equity at December 31, 2019 was $145.2 million, or 10.6% of total assets. At December 31, 2018, total stockholders’ equity was $110.1 million, or 10.3% of total assets. The increase in shareholders’ equity for 2019 was mainly attributable to the Trinity merger and net income of $11.1 million.

The bank regulatory agencies have established risk-based capital requirements for banks. These guidelines are intended to provide an additional measure of a bank’s capital adequacy by assigning weighted levels of risk to asset categories. Banks are also required to systematically maintain capital against “off-balance sheet” activities such as loans sold with recourse, loan commitments, guarantees, and standby letters of credit. These guidelines are intended to strengthen the quality of capital by increasing the emphasis on common equity and restricting the amount of loan loss reserves and other forms of equity, such as preferred stock, that may be included in capital. Certain items, such as goodwill and other intangible assets, are deducted from total capital in arriving at the various regulatory capital measures such as Tier 1 capital and total risk based capital. Our objective is to maintain the Bank’s current status as a “well-capitalized institution,” as that term is defined by the Bank’s regulators. As of December 31, 2019, RB&T was “well-capitalized” under the regulatory framework for prompt corrective action.

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

The following table presents the Bank’s capital amounts and ratios with the required minimum levels for capital adequacy purposes including the phase in of the capital conservation buffer under Basel III and minimum levels to be well capitalized (as defined) under the regulatory prompt corrective action regulations.  The following table contains selected capital ratios at December 31, 2019 and 2018 for the Bank.

CAPITAL ADEQUACY ANALYSIS

As of December 31, 2019:	Actual		Required For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (To Risk-Weighted Assets)	$143,039	14.351%	$104,658	>= 10.500%	$99,674	>= 10.000%
Common Equity Tier 1 Capital (To Risk- weighted Assets)	134,359	13.480%	69,772	>= 7.000%	64,788	>= 6.500%
Tier 1 Capital (To Risk-Weighted Assets)	134,359	13.480%	84,723	>= 8.500%	79,739	>= 8.000%
Tier 1 Capital (To Average Assets)	134,359	10.730%	50,086	>= 4.000%	62,607	>= 5.000%

As of December 31, 2018:	Actual		Required For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (To Risk-Weighted Assets)	$115,721	14.253%	$80,174	>= 9.875%	$81,189	>= 10.00%
Common Equity Tier 1 Capital (To Risk- weighted Assets)	109,144	13.443%	51,758	>= 6.375%	52,773	>= 6.50%
Tier 1 Capital (To Risk-Weighted Assets)	109,144	13.443%	63,936	>= 7.875%	64,951	>= 8.00%
Tier 1 Capital (To Average Assets)	109,144	14.006%	31,172	>= 4.000%	38,965	>= 5.00%

The Bank’s Total Capital ratio and Tier 1 Capital (To Risk-weighted Assets) ratio increased from year-end 2018 to year-end 2019 even with the Trinity merger and the ratios remain well above the levels for the Bank to be deemed well-capitalized.

Banking regulations limit the amount of dividends that a bank may pay without approval of the regulatory authorities. These restrictions are based on the bank’s level of regulatory classified assets, prior years’ net earnings and ratio of equity capital to assets. As of December 31, 2019, the maximum amount of dividend the Bank could declare payable to the Company was approximately $16.7 million.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.  However, see Item 8 “Interest Sensitivity and Market Risk”

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

River Financial Corporation and Subsidiary

Prattville, Alabama

Opinion on the Financial Statements

We have audited the accompanying statements of consolidated financial condition of River Financial Corporation and Subsidiary (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2019, and the related notes (collectively referred to as the financial statements).  In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB and in accordance with the auditing standards generally accepted in the United States of America.  Those standards required that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.

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

Other Matters

We have also audited, in accordance with auditing standards generally accepted in the United States of America, the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013, and our report dated March 20, 2020 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

We have served as the Company’s auditor since 2016.

Birmingham, Alabama

March 20, 2020

RIVER FINANCIAL CORPORATION

Consolidated Statements of Financial Condition

(in thousands except share data)

Assets	December 31, 2019	December 31, 2018
Cash and due from banks	$27,786	$13,834
Interest-bearing deposits in banks	17,669	32,253
Federal funds sold	-	1,420
Cash and cash equivalents	45,455	47,507
Certificates of deposit in banks	4,836	6,166
Securities available-for-sale	303,303	228,630
Loans held for sale	6,285	2,619
Loans, net of unearned income	905,784	711,262
Less allowance for loan losses	(8,679)	(6,577)
Net loans	897,105	704,685
Premises and equipment, net	31,554	26,827
Accrued interest receivable	3,841	3,260
Bank owned life insurance	28,219	20,563
Foreclosed assets	1,404	496
Deferred income taxes	777	1,181
Core deposit intangible	5,316	5,583
Goodwill	27,817	18,293
Other assets	8,024	4,654
Total assets	$1,363,936	$1,070,464
Liabilities and Stockholders' Equity
Noninterest-bearing deposits	$321,458	$241,274
Interest-bearing deposits	852,841	657,433
Total deposits	1,174,299	898,707
Securities sold under agreements to repurchase	8,707	7,975
Federal Home Loan Bank advances	-	20,000
Note payable	23,773	26,963
Accrued interest payable and other liabilities	10,128	5,343
Total liabilities	1,216,907	958,988
Common stock related to 401(k) Employee Stock Ownership Plan	1,837	1,343
Stockholders' Equity
Common stock ($1 par value; 10,000,000 shares authorized; 6,492,812 and 5,692,123 shares issued; 6,489,505 and 5,687,914 shares outstanding, respectively)	6,493	5,692
Additional paid in capital	100,174	79,604
Retained earnings	38,644	29,460
Accumulated other comprehensive loss	1,811	(3,167)
Treasury stock at cost (3,307 and 4,209 shares, respectively)	(93)	(113)
Common stock related to 401(k) Employee Stock Ownership Plan	(1,837)	(1,343)
Total stockholders' equity	145,192	110,133
Total equity	147,029	111,476
Total liabilities and stockholders' equity	$1,363,936	$1,070,464

The accompanying notes are an integral part of these financial statements.

RIVER FINANCIAL CORPORATION

Consolidated Statements of Income

(in thousands except per share data)

	For the Years Ended
	December 31,
	2019	2018
Interest income:
Loans, including fees	$41,838	$32,812
Taxable securities	4,685	2,734
Nontaxable securities	1,458	853
Federal funds sold	227	11
Other interest income	619	275
Total interest income	48,827	36,685
Interest expense:
Deposits	6,878	3,650
Securities sold under agreements to repurchase	46	38
Federal Home Loan Bank advances	29	490
Federal funds purchased	1	18
Note payable	1,546	485
Total interest expense	8,500	4,681
Net interest income	40,327	32,004
Provision for loan losses	2,910	1,960
Net interest income after provision for loan losses	37,417	30,044
Noninterest income:
Service charges and fees	4,822	3,465
Investment brokerage revenue	99	136
Mortgage operations	3,347	2,293
Bank owned life insurance income	652	569
Net gain (loss) on sale of investment securities	(9)	(48)
Other noninterest income	1,075	426
Total noninterest income	9,986	6,841
Noninterest expense:
Salaries and employee benefits	17,748	14,016
Occupancy expenses	1,958	1,534
Equipment rentals, depreciation, and maintenance	1,027	916
Telephone and communications	371	274
Advertising and business development	659	658
Data processing	4,140	3,527
Foreclosed assets, net	166	200
Federal deposit insurance and other regulatory assessments	163	342
Legal and other professional services	1,013	798
Other operating expense	5,574	3,731
Total noninterest expense	32,819	25,996
Income before income taxes	14,584	10,889
Provision for income taxes	3,470	2,383
Net income	$11,114	$8,506
Basic net earnings per common share	$1.91	$1.63
Diluted net earnings per common share	$1.88	$1.60

The accompanying notes are an integral part of these financial statements.

RIVER FINANCIAL CORPORATION

Consolidated Statements of Comprehensive Income

(in thousands)

	For the Years Ended
	December 31,
	2019	2018
Net income	$11,114	$8,506
Other comprehensive income (loss), net of tax:
Investment securities available-for-sale:
Net unrealized gains (losses)	6,637	(1,452)
Income tax effect	(1,666)	365
Reclassification adjustments for net losses realized in net income	9	48
Income tax effect	(2)	(12)
Other comprehensive income (loss)	4,978	(1,051)
Comprehensive income	$16,092	$7,455

The accompanying notes are an integral part of these financial statements.

RIVER FINANCIAL CORPORATION

Consolidated Statements of Changes in Stockholders' Equity

(in thousands except share and per share data)

	Common Stock	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Common Stock Related to ESOP	Total Stockholders' Equity
Balance at December 31, 2017	$5,114	$64,935	$22,388	$(2,116)	$(372)	$(950)	$88,999
Net income	-	-	8,506	-	-	-	8,506
Other comprehensive loss	-	-	-	(1,051)	-	-	(1,051)
Shares exchanged with Peoples Southern Bank shareholders (222,360 shares)	223	5,782	-	-	-	-	6,005
Exercise of stock options and warrants (28,450 shares)	28	289	-	-	-	-	317
Issuance of common stock (327,362 shares)	327	8,505	-	-	-	-	8,832
Purchase of treasury shares (5,544 shares)	-	-	-	-	(146)	-	(146)
Sale of treasury shares (17,218 shares)	-	25	-	-	405	-	430
Dividends declared ($0.27 per share)	-	-	(1,434)	-	-	-	(1,434)
Stock compensation expense	-	68	-	-	-	-	68
Change for KSOP related shares	-	-	-	-	-	(393)	(393)
Balance at December 31, 2018	5,692	79,604	29,460	(3,167)	(113)	(1,343)	110,133
Net income	-	-	11,114	-	-	-	11,114
Other comprehensive income	-	-	-	4,978	-	-	4,978
Shares exchanged with Trinity Bank shareholders (779,034 shares)	779	20,255	-	-	-	-	21,034
Exercise of stock options and warrants (21,655 shares)	22	202	-	-	-	-	224
Purchase of treasury shares (20,616 shares)	-	-	-	-	(583)	-	(583)
Sale of treasury shares (21,518 shares)	-	(69)	-	-	603	-	534
Dividends declared ($0.33 per share)	-	-	(1,881)	-	-	-	(1,881)
Adoption of lease accounting standard			(49)				(49)
Stock compensation expense	-	182	-	-	-	-	182
Change for KSOP related shares	-	-	-	-	-	(494)	(494)
Balance at December 31, 2019	$6,493	$100,174	$38,644	$1,811	$(93)	$(1,837)	$145,192

The accompanying notes are an integral part of these financial statements.

RIVER FINANCIAL CORPORATION

Consolidated Statements of Cash Flows

(in thousands)

	For the Years Ended December 31,
	2019	2018
Cash Flows From (Used For) Operating Activities:
Net Income	$11,114	$8,506
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,910	1,960
Provision for losses on foreclosed assets	120	120
Amortization of securities available-for-sale	1,625	1,676
Accretion of securities available-for-sale	(442)	(143)
Accretion of acquired loans	(2,648)	(1,241)
Realized net loss on securities available-for-sale	9	48
Amortization of deferred loan fees	(1,293)	(1,068)
Amortization of core deposit intangible	1,286	627
Stock compensation expense	183	68
Bank owned life insurance income	(652)	(569)
Depreciation and amortization of premises and equipment	1,349	1,055
(Gain) loss on sale of foreclosed assets	(12)	20
Deferred income tax expense	(1,033)	(684)
(Increase) decrease in operating assets and (decrease) increase in operating liabilities:
Loans held-for-sale	(3,666)	1,239
Accrued interest receivable	(204)	120
Other assets	(3,484)	60
Accrued interest payable and other liabilities	3,882	749
Net cash from operating activities	9,044	12,543
Cash Flows From (Used For) Investing Activities:
Maturities of certificate of deposit	1,348	1,494
Sales of certificate of deposit	-	1,940
Purchases of certificate of deposit	-	(984)
Activity in securities available-for-sale:
Sales	28,875	59,907
Maturities, payments, calls	54,222	30,419
Purchases	(152,332)	(27,697)
Loan principal originations, net	(61,834)	(107,195)
Net cash received in acquisition	30,672	22,227
Proceeds from sale of foreclosed assets	141	1,228
Payment to Trinity and PSB shareholders	(6,110)	(24,497)
Purchases of premises and equipment	(3,162)	(767)
Sale (purchases) of restricted equity securities, net	628	(682)
Purchase of bank owned life insurance	(7,000)	-
Net cash used for investing activities	(114,552)	(44,607)
Cash Flows From (Used For) Financing Activities:
Net increase in deposits	127,620	31,451
Net increase (decrease) in securities sold under agreements to repurchase	732	(5,890)
Proceeds from Federal Home Loan Bank advances	-	110,000
Repayment of Federal Home Loan Bank advances	(20,000)	(100,000)
Proceeds from issuance of note payable	-	27,000
Repayment of note payable	(3,190)	(5,394)
Federal funds purchased	-	(1,153)
Proceeds from issuance of common stock	-	8,832
Proceeds from exercise of common stock options and warrants	224	317
Purchase of treasury stock	(583)	(146)
Sale of treasury stock	534	430
Cash dividends	(1,881)	(1,434)
Net cash from financing activities	103,456	64,013
Net Change In Cash And Cash Equivalents	(2,052)	31,949
Cash and Cash Equivalents At Beginning Of Period	47,507	15,558
Cash and Cash Equivalents At End Of Period	$45,455	$47,507

Supplemental Disclosures Of Cash Flows Information:
Cash Payments For:
Interest paid to depositors	$6,702	$3,596
Interest paid on borrowings	$1,662	$727
Income taxes	$3,071	$3,058
Non-cash investing and financing activities:
Assets acquired in merger	$175,966	$199,380
Liabilities assumed in merger	$148,821	$168,880
Transfer of loans to foreclosed assets	$1,046	$318

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

Cash and Cash Equivalents

Cash equivalents include amounts due from banks, interest-bearing deposits with the Federal Reserve Bank of Atlanta (“FRB”), Federal Home Loan Bank (“FHLB”), correspondent banks, and federal funds sold. Generally, federal funds are sold for one-day periods. The Company is required to maintain average reserve balances with the FRB or in cash. At December 31, 2019 and 2018, the Company’s reserve requirements were approximately $7.5 million and $2.4 million, respectively.

Investment Securities

The Company classifies its securities in one of three categories: trading, available-for-sale, or held-to-maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held-to-maturity securities are those securities that the Company has the ability and intent to hold until maturity. All securities not included in trading or held-to- maturity are classified as available-for-sale. At December 31, 2019 and 2018, all securities are classified as available-for-sale.

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

Concentrations of Credit Risk

The Company originates primarily commercial, commercial real estate, residential real estate, and consumer loans to customers in its primary market areas in Alabama listed above.  The ability of the majority of the Company’s customers to honor their contractual loan obligations is dependent on the economy in these areas.  Approximately 78% percent of the Company’s loan portfolio is secured by real estate, of which the majority is secured by real estate in the Company’s market areas.  The Company, according to regulatory restrictions, may not generally extend credit to any single borrower or group of related borrowers on a secured basis in excess of 20% of capital, as defined, or $29 million, or on an unsecured basis in excess of 10% of capital, as defined, or $15 million.  However, the Company has established internal policies that may further limit the extension of credit to any single borrower or group of related borrowers depending on their credit worthiness.

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

Mortgage Loans Held-for-Sale

Mortgage loans held-for-sale are carried at the lower of aggregate cost or estimated market value. Gains and losses on loans held-for-sale are included in the determination of income for the period in which the sales occur. At December 31, 2019 and 2018, the cost of loans held-for-sale approximates the market value.

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

Accumulated Other Comprehensive Income

At December 31, 2019 and 2018, accumulated other comprehensive income (loss) consisted of net unrealized gains (losses) on investment securities available-for-sale.

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

Net Earnings per Common Share

Basic earnings per common share are computed by dividing net income by the weighted-average number of shares of common stock outstanding during the year. Diluted earnings per common share are computed by dividing net income by the effect of the issuance of potential common shares that are dilutive and by the sum of the weighted-average number of shares of common stock outstanding. Anti-dilutive potential common shares are excluded from the diluted earnings per share computation. At December 31, 2019 and 2018, there were no antidilutive potential common shares.

The reconciliation of the components of basic and diluted earnings per share is as follows (amounts in thousands, except per share amounts):

	For the Year Ended December 31,
	2019	2018
Net income available to common shareholders	$11,114	$8,506
Weighted average common shares outstanding	5,834,264	5,217,348
Dilutive effect of stock options	94,120	93,726
Diluted common shares	5,928,384	5,311,074
Basic earnings per common share	$1.91	$1.63
Diluted earnings per common share	$1.88	$1.60

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

Reclassifications

Certain 2018 amounts have been reclassified to conform to the presentation used in 2019. These reclassifications had no material effect on the operations, financial condition or cash flows of the Company.

Advertising

Advertising costs are expensed as incurred.

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, “Leases.” Under the new guidance, lessees are required to recognize the following for all leases (with the exception of short-term leases): 1) a lease liability, which is the present value of a lessee’s obligation to make lease payments, and 2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Lessor accounting under the new guidance remains largely unchanged as it is substantially equivalent to existing guidance for sales-type leases, direct financing leases, and operating leases. Leveraged leases have been eliminated, although lessors can continue to account for existing leveraged leases using the current accounting guidance. Other limited changes were made to align lessor accounting with the lessee accounting model and the new revenue recognition standard. All entities will classify leases to determine how to recognize lease-related revenue and expense. Quantitative and qualitative disclosures will be required by lessees and lessors to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. The intention is to require enough information to supplement the amounts recorded in the financial statements so that users can understand more about the nature of an entity’s leasing activities. ASU No. 2016-02 is effective for interim and annual reporting periods beginning after December 15, 2018. All entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. As the Company elected the transition option provided in ASU No. 2018-11 (see below), the modified retrospective approach was applied on January 1, 2019 (as opposed to January 1, 2018). The Company also elected certain relief options offered in ASU 2016-02 including the package of practical expedients, the option not to separate lease and non-lease components and instead to account for them as a single lease component, and the option not to recognize right-of-use assets and lease liabilities that arise from short-term leases (i.e., leases with terms of twelve months or less). The Company did not elect the hindsight practical expedient, which allows entities to use hindsight when determining lease term and impairment of right-of-use assets. The Company has several lease agreements, such as branch locations, which are considered operating leases, and therefore, were not previously recognized on the Company’s consolidated statements of condition. The new guidance requires these lease agreements to be recognized on the consolidated statements of condition as a right-of-use asset and a corresponding lease liability. The new guidance did not have a material impact on the consolidated statements of income or the consolidated statements of cash flows. See Note 19 Leases for more information.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326):  Measurement of Credit Losses on Financial Instruments. The new guidance will apply to most financial assets measured at amortized cost and certain other instruments including loans, debt securities held to maturity, net investments in leases and off-balance-sheet credit exposures. The guidance will replace the current incurred loss accounting model that delays recognition of a loss until it is probable a loss has been incurred with an expected loss model that reflects expected credit losses based upon a broader range of estimates including consideration of past events, current conditions and supportable forecasts. The guidance also eliminates the current accounting model for purchased credit impaired loans and debt securities. For securities available for sale, credit losses are to be recognized as allowances rather than reductions in the amortized cost of the securities, which will require re-measurement of the related allowance at each reporting period. The guidance includes enhanced disclosure requirements intended to help financial statement users better understand estimates and judgments used in estimating credit losses. The guidance was previously effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. During 2019, the FASB approved to delay the implementation date for this ASU for small SEC reporting companies, from the first quarter of 2020 to the first quarter of 2023. Our implementation efforts continued throughout 2018, assessing credit loss forecasting models and processes against the new guidance. In the first quarter of 2019 we began running the expected loss model along with our current model. While we continue to evaluate the impact the new guidance will have on our financial position and results of operations, we currently expect the new guidance may result in an increase to our allowance for credit losses given the change to estimated losses over the contractual life of the loan portfolio. The amount of any change to our allowance is still under review and will depend, in part, upon the composition of our loan portfolio at the adoption date as well as economic conditions and loss forecasts at that date.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU replaces most existing revenue recognition guidance in GAAP. The new standard was effective for the Company on January 1, 2018. Adoption of ASU 2014-09 did not have a material impact on the Company’s consolidated financial statements and related disclosures as the Company’s primary sources of revenues are derived from interest and dividends earned on loans, investment securities, and other financial instruments that are not within the scope of ASU 2014-09. The Company’s revenue recognition pattern for revenue streams within the scope of ASU 2014-09, including but not limited to service charges on deposit accounts and credit card fees, did not change significantly from current practice.

(2) Business Combination

On October 31, 2019, the Company completed its merger with Trinity Bancorp, Inc. (Trinity), a bank holding company headquartered in Dothan, Alabama. At that time, Trinity’s wholly-owned banking subsidiary, Trinity Bank was merged with and into RB&T. Trinity Bank had a total of three banking locations located in Dothan, and Enterprise, Alabama. Upon consummation of the acquisition, Trinity was merged with and into the Company, with the Company as the surviving entity in the merger. Trinity’s common shareholders received .44627 shares of the Company’s common stock and $3.50 in cash in exchange for each share of Trinity’s common stock. The Company paid cash totaling $6.1 million and issued 779,034 shares of the Company’s common stock. The aggregate estimated value of the consideration given was approximately $27.1 million. The Company recorded $9.5 million of goodwill, which is nondeductible for tax purposes, as this acquisition was a nontaxable transaction. Merger expenses of approximately $1.42 million were charged directly to other noninterest expenses.

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

The acquisitions of Trinity and PSB were accounted for using the acquisition method of accounting in accordance with ASC 805, Business Combinations. Assets acquired, liabilities assumed and consideration exchanged were recorded at their respective acquisition date fair values. Determining the fair value of assets and liabilities is a complicated process involving significant judgment regarding methods and assumptions used to calculate estimated fair values. Fair values are preliminary and are subject to refinement for up to one year after the closing date of the acquisition as additional information regarding the closing date fair values becomes available.

The following table presents the assets acquired and liabilities assumed of Trinity as of October 31, 2019, at their fair value estimates (amounts in thousands, except per share data):

	As Recorded By Trinity Bank	Fair Value Adjustments		As Recorded By the Company
Cash and cash equivalents	$30,672	$-		$30,672
Loans, net of unearned income	132,822	(2,222)	(a)	130,600
Allowance for loan losses	(2,110)	2,110	(b)	-
Net loans	130,712	(112)		130,600
Premises and equipment, net	2,425	490	(c)	2,915
Deferred income taxes, net	560	(327)	(d)	233
Core deposit intangible	-	1,020	(e)	1,020
Other assets	1,032	(30)		1,002
Total assets	$165,401	$1,041		$166,442
Noninterest-bearing deposits	$35,205	$-		$35,205
Interest-bearing deposits	112,494	273	(f)	112,767
Total deposits	147,699	273		147,972
Other liabilities	849	-		849
Total liabilities	148,548	273		148,821
Net identifiable assets acquired over liabilities assumed	16,853	768		17,621
Goodwill	-	9,524		9,524
Net assets acquired over liabilities assumed	$16,853	$10,292		$27,145

(a)	Adjustment reflects the fair value adjustment of the acquired loan portfolio at the acquisition date.
(b)	Adjustment reflects the elimination of Trinity's allowance for loan losses.
(c)	Adjustment reflects the fair value adjustment on Trinity's offices.
(d)	Adjustment reflects the recording of the net deferred tax asset (liability) created by the purchase adjustments.
(e)	Adjustment reflects the recording of the core deposit intangible asset.
(f)	Adjustment reflects the fair value adjustment of the time deposits at acquisition date.

Consideration:
Number of shares of Trinity common stock outstanding at October 31, 2019	1,745,853
Per share exchange ratio	0.44627
Number of shares of RFC common stock issued	779,034
RFC common stock price per share on October 31, 2019	$27.00
Fair value of RFC common stock issued	$21,034

Number of shares of Trinity common stock outstanding at October 31, 2019	1,745,853
Cash consideration each Trinity share is entitled to receive	$3.50
Total cash consideration (in thousands)	$6,111

Total stock consideration (in thousands)	$21,034
Total cash consideration (in thousands)	6,111
Total purchase price for Trinity (in thousands)	$27,145

The discounts on loans will be accreted to interest income over the life of the loans using the level yield method. The core deposit intangible asset will be amortized over a ten year life on an accelerated basis.

The following unaudited supplemental pro forma information is presented to show estimated results assuming Trinity was acquired as of the beginning of the earliest period presented. These unaudited pro forma results are not necessarily indicative of the operating results the Company would have achieved had it completed the acquisition as of January 1, 2018 and should not be considered as representative of future operating results (amounts in thousands).

For The Year Ended
December 31,
2018
Net interest income - pro forma (unaudited)	$39,066
Net earnings - pro forma (unaudited)	$11,250
Diluted earnings per common share - pro forma (unaudited)	$1.85

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

Loans at the acquisition date are presented in the following table at fair value (amounts in thousands).

	Acquired Impaired Loans	Acquired Performing Loans	Total Acquired Loans
Residential real estate	$328	$36,031	$36,359
Commercial real estate	1,037	41,691	42,728
Construction and land development	-	19,090	19,090
Commercial	185	29,533	29,718
Consumer	53	2,652	2,705
Total loans	$1,603	$128,997	$130,600

Loans at the acquisition date are presented in the following table at the gross contractual amount receivable (amounts in thousands).

	Acquired Impaired Loans	Acquired Performing Loans	Total Acquired Loans
Residential real estate	$398	$36,353	$36,751
Commercial real estate	1,470	42,140	43,610
Construction and land development	-	19,263	19,263
Commercial	417	29,998	30,415
Consumer	107	2,676	2,783
Total loans	$2,392	$130,430	$132,822

The following table presents the assets acquired and liabilities assumed of PSB as of October 31, 2018, at their fair value estimates (amounts in thousands, except per share data):

	As Recorded By Peoples Southern Bank	Fair Value Adjustments		As Recorded By the Company
Cash and cash equivalents	$22,227	$-		$22,227
Bank owned certificates of deposit	3,449	(34)	(a)	3,415
Investment securities	100,887	55	(b)	100,942
Loans, net of unearned income	55,934	(715)	(c)	55,219
Allowance for loan losses	(1,005)	1,005	(d)	-
Net loans	54,929	290		55,219
Premises and equipment, net	1,562	3,744	(e)	5,306
Deferred income taxes, net	215	(2,048)	(f)	(1,833)
Core deposit intangible	-	4,650	(g)	4,650
Other assets	1,211	-		1,211
Total assets	$184,480	$6,657		$191,137
Noninterest-bearing deposits	$112,524	$-		$112,524
Interest-bearing deposits	54,902	(30)	(h)	54,872
Total deposits	167,426	(30)		167,396
Other liabilities	1,317	167	(i)	1,484
Total liabilities	168,743	137		168,880
Net identifiable assets acquired over liabilities assumed	15,737	6,520		22,257
Goodwill	-	8,243		8,243
Net assets acquired over liabilities assumed	$15,737	$14,763		$30,500

(a)	Adjustment reflects the fair value adjustment of the acquired loan portfolio at the acquisition date.
(b)	Adjustment reflects the elimination of PSB's allowance for loan losses.
(c)	Adjustment reflects the fair value adjustment of the acquired loan portfolio at the acquisition date.
(d)	Adjustment reflects the elimination of PSB's allowance for loan losses.
(e)	Adjustment reflects the fair value adjustment on PSB's offices.
(f)	Adjustment reflects the recording of the net deferred tax asset (liability) created by the purchase adjustments.
(g)	Adjustment reflects the recording of the core deposit intangible asset.
(h)	Adjustment reflects the fair value adjustment of the time deposits at acquisition date.
(i)	Adjustment reflects the fair value adjustment of other liabilities.

Consideration:
Number of shares of PSB common stock outstanding at October 31, 2018	3,706
Per share exchange ratio	60
Number of shares of RFC common stock issued	222,360
RFC common stock price per share on October 31, 2018	$27
Fair value of RFC common stock issued	$6,003

Number of shares of PSB common stock outstanding at October 31, 2018	3,706
Cash consideration each PSB share is entitled to receive	$6,610
Total cash consideration (in thousands)	$24,497

Total stock consideration (in thousands)	$6,003
Total cash consideration (in thousands)	24,497
Total purchase price for PSB (in thousands)	$30,500

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

Loans at the acquisition date are presented in the following table at fair value (amounts in thousands).

	Acquired Impaired Loans	Acquired Performing Loans	Total Acquired Loans
Residential real estate	$342	$19,092	$19,434
Commercial real estate	463	13,521	13,984
Construction and land development	158	4,140	4,298
Commercial	2	11,194	11,196
Consumer	95	6,212	6,307
Total loans	$1,060	$54,159	$55,219

Loans at the acquisition date are presented in the following table at the gross contractual amount receivable (amounts in thousands).

	Acquired Impaired Loans	Acquired Performing Loans	Total Acquired Loans
Residential real estate	$388	$19,122	$19,510
Commercial real estate	669	13,656	14,325
Construction and land development	202	4,172	4,374
Commercial	2	11,339	11,341
Consumer	99	6,285	6,384
Total loans	$1,360	$54,574	$55,934

(3) Investment Securities

Investment securities available-for-sale at December 31, 2019 and 2018 are as follows (amounts in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2019:
Securities available-for-sale:
Residential mortgage-backed	$188,944	$718	$(851)	$188,811
U.S. govt. sponsored enterprises	39,355	812	(106)	40,061
State, county, and municipal	69,908	1,986	(143)	71,751
Corporate debt obligations	2,654	26	-	2,680
Totals	$300,861	$3,542	$(1,100)	$303,303

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2018:
Securities available-for-sale:
Residential mortgage-backed	$108,915	$45	$(4,027)	$104,933
U.S. govt. sponsored enterprises	63,833	367	(278)	63,922
State, county, and municipal	57,417	219	(476)	57,160
Corporate debt obligations	2,670	7	(62)	2,615
Totals	$232,835	$638	$(4,843)	$228,630

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

Details concerning investment securities with unrealized losses as of December 31, 2019 and 2018 are as follows (amounts in thousands):

	Less Than 12 Months		More Than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2019:
Securities available-for-sale:
Residential mortgage-backed	$83,964	$321	$39,881	$530	$123,845	$851
U.S. govt. sponsored enterprises	7,423	53	2,748	53	10,171	106
State, county & municipal	14,866	143	200	-	15,066	143
Corporate debt obligations	-	-	-	-	-	-
Totals	$106,253	$517	$42,829	$583	$149,082	$1,100
December 31, 2018:
Securities available-for-sale:
Residential mortgage-backed	$6,003	$27	$88,502	$4,000	$94,505	$4,027
U.S. govt. sponsored enterprises	9,786	13	8,116	265	17,902	278
State, county & municipal	19,043	149	13,880	327	32,923	476
Corporate debt obligations	516	3	332	59	848	62
Totals	$35,348	$192	$110,830	$4,651	$146,178	$4,843

At December 31, 2019, sixty-eight out of two hundred eighty-one securities were in a loss position due primarily to changing interest rates. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysts’ reports. As management had the ability and intent to hold debt securities until maturity, no declines were deemed to be other than temporary as of December 31, 2019 and 2018.

The proceeds and gross gains and gross losses from sales of securities available-for-sale for the years ended December 31, 2019 and 2018 are as follows (in thousands):

	Year ended December 31:
	2019	2018
Realized Gains (Losses)-Securities Sales:
Gross gains	$243	$381
Gross losses	(252)	(429)
Investment securities losses, net	$(9)	$(48)
Proceeds from sales of investment securities	$28,875	$59,907

At December 31, 2019 and 2018, securities with a carrying value of approximately $71.8 million and $61.5 million, respectively, were pledged to secure public deposits as required by law. At December 31, 2019 and 2018, the carrying value of securities pledged to secure repurchase agreements was approximately $14.5 million and $16.5, respectively.

The amortized cost and estimated fair value of securities available-for-sale at December 31, 2019, by contractual maturity, are shown below (in thousands). Expected maturities will differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Securities available-for-sale
Less than 1 year	$8,420	$8,458
1 to 5 years	37,820	38,799
5 to 10 years	19,739	20,117
After 10 years	45,938	47,118
	111,917	114,492
Residential mortgage-backed securities	188,944	188,811
Totals	$300,861	$303,303

(4) Loans

Major classifications of loans at December 31, 2019 and 2018 are summarized as follows (in thousands):

	December 31, 2019		December 31, 2018
	Amount	% of Total	Amount	% of Total
Residential real estate:
Closed-end 1-4 family - first lien	$211,440	23.6%	$162,249	23.0%
Closed-end 1-4 family - junior lien	7,653	0.9%	5,739	0.8%
Multi-family	18,125	2.0%	16,938	2.4%
Total residential real estate	237,218	26.5%	184,926	26.2%
Commercial real estate:
Nonfarm nonresidential	288,930	32.2%	209,391	29.7%
Farmland	21,089	2.4%	10,417	1.5%
Total commercial real estate	310,019	34.6%	219,808	31.2%
Construction and land development:
Residential	53,386	6.0%	39,680	5.6%
Other	60,140	6.7%	62,430	8.9%
Total construction and land development	113,526	12.7%	102,110	14.5%
Home equity lines of credit	47,410	5.3%	39,040	5.5%
Commercial loans:
Other commercial loans	136,301	15.2%	112,927	16.0%
Agricultural	2,826	0.3%	1,743	0.2%
State, county, and municipal loans	22,159	2.4%	19,756	2.9%
Total commercial loans	161,286	17.9%	134,426	19.1%
Consumer loans	40,397	4.5%	33,867	4.8%
Total gross loans	909,856	101.5%	714,177	101.3%
Allowance for loan losses	(8,679)	-1.0%	(6,577)	-0.9%
Net discounts	(2,647)	-0.3%	(1,902)	-0.3%
Net deferred loan fees	(1,425)	-0.2%	(1,013)	-0.1%
Net loans	$897,105	100.0%	$704,685	100.0%

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

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of December 31, 2019 and 2018 (amounts in thousands). The acquired loans are not included in the allowance for loan losses calculation, as these loans are recorded at fair value and there has been no further indication of credit deterioration that would require an additional provision.

	Real Estate Mortgage Loans
Allowance for Loan Losses	Residential	Commercial	Construction and Land Development	Home Equity Lines Of Credit	Commercial	Consumer	Total
Balance - December 31, 2018	$1,579	$1,961	$942	$394	$1,375	$326	$6,577
Provision for loan losses	474	1,528	25	(101)	739	245	2,910
Loan charge-offs	(650)	-	-	-	(320)	(200)	(1,170)
Loan recoveries	9	112	20	51	116	54	362
Balance - December 31, 2019	$1,412	$3,601	$987	$344	$1,910	$425	8,679
Ending balance:
Individually evaluated for impairment	$19	$7	$-	$-	$303	$-	$329
Collectively evaluated for impairment	$1,393	$3,594	$987	$344	$1,607	$425	$8,350
Loans:
Individually evaluated for impairment	$593	$2,304	$146	$314	$412	$-	$3,769
Collectively evaluated for impairment	$235,907	$306,091	$113,289	$47,096	$160,464	$40,282	$903,129
Acquired loans with deteriorated credit quality	$718	$1,624	$91	$-	$410	$115	$2,958
Percent of loans in each category to total loans	26.1%	34.1%	12.5%	5.2%	17.7%	4.4%	100.0%

	Real Estate Mortgage Loans
Allowance for Loan Losses	Residential	Commercial	Construction and Land Development	Home Equity Lines Of Credit	Commercial	Consumer	Total
Balance - December 31, 2017	$1,167	$1,604	$606	$333	$954	$217	$4,881
Provision for loan losses	438	453	298	69	566	136	1,960
Loan charge-offs	(41)	(109)	-	(20)	(284)	(48)	(502)
Loan recoveries	15	13	38	12	139	21	238
Balance - December 31, 2018	$1,579	$1,961	$942	$394	$1,375	$326	$6,577
Ending balance:
Individually evaluated for impairment	$507	$54	$8	$-	$143	$13	$725
Collectively evaluated for impairment	$1,072	$1,907	$934	$394	$1,232	$313	$5,852
Loans:
Individually evaluated for impairment	$2,008	$1,925	$158	$100	$262	$54	$4,507
Collectively evaluated for impairment	$182,586	$217,445	$101,799	$38,940	$134,163	$33,726	$708,659
Acquired loans with deteriorated credit quality	$332	$438	$153	$-	$1	$87	$1,011
Percent of loans in each category to total loans	25.9%	30.8%	14.3%	5.5%	18.8%	4.7%	100.0%

The Bank individually evaluates for impairment all loans that are on nonaccrual status. Additionally, all troubled debt restructurings are individually evaluated for impairment. A loan is considered impaired when, based on current events and circumstances, it is probable that all amounts due according to the contractual terms of the loan will not be collected. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, at the loan’s observable market price, or the fair value of the collateral if the loan is collateral-dependent. Management may also elect to apply an additional collective reserve to groups of impaired loans based on current economic or market factors. Impaired loans are generally placed on nonaccrual status and therefore interest payments received on impaired loans are generally applied as a reduction of the outstanding principal balance.

The following tables present impaired loans by class of loans as of December 31, 2019 and 2018 (amounts in thousands). The purchased credit-impaired loans are not included in these tables because they are carried at fair value and accordingly have no related associated allowance.

December 31, 2019
Nonaccruing Impaired Loans	Unpaid Principal Balance	Recorded Investment	Impaired Loans With No Allowance	Impaired Loans With Allowance	Allowance for Loan Losses
Mortgage loans on real estate:
Residential	$114	$114	$-	$114	$19
Commercial real estate	-	-	-	-	-
Construction and land development	-	-	-	-	-
Total mortgage loans on real estate	114	114	-	114	19
Home equity lines of credit	214	214	214	-	-
Commercial loans	136	136	-	136	136
Consumer loans	-	-	-	-	-
Total Loans	$464	$464	$214	$250	$155

Accruing Impaired Loans	Unpaid Principal Balance	Recorded Investment	Impaired Loans With No Allowance	Impaired Loans With Allowance	Allowance for Loan Losses
Mortgage loans on real estate:
Residential	$479	$479	$479	$-	$-
Commercial real estate	2,304	2,304	2,014	290	7
Construction and land development	210	146	146	-	-
Total mortgage loans on real estate	2,993	2,929	2,639	290	7
Home equity lines of credit	100	100	100	-	-
Commercial loans	276	276	109	167	167
Consumer loans	-	-	-	-	-
Total Loans	$3,369	$3,305	$2,848	$457	$174

Total Impaired Loans	Unpaid Principal Balance	Recorded Investment	Impaired Loans With No Allowance	Impaired Loans With Allowance	Allowance for Loan Losses
Mortgage loans on real estate:
Residential	$593	$593	$479	$114	$19
Commercial real estate	2,304	2,304	2,014	290	7
Construction and land development	210	146	146	-	-
Total mortgage loans on real estate	3,107	3,043	2,639	404	26
Home equity lines of credit	314	314	314	-	-
Commercial loans	412	412	109	303	303
Consumer loans	-	-	-	-	-
Total Loans	$3,833	$3,769	$3,062	$707	$329

December 31, 2018
Nonaccruing Impaired Loans	Unpaid Principal Balance	Recorded Investment	Impaired Loans With No Allowance	Impaired Loans With Allowance	Allowance for Loan Losses
Mortgage loans on real estate:
Residential	$1,519	$1,519	$118	$1,401	$505
Commercial real estate	423	142	142	-	-
Construction and land development	-	-	-	-	-
Total mortgage loans on real estate	1,942	1,661	260	1,401	505
Home equity lines of credit	-	-	-	-	-
Commercial loans	143	143	-	143	143
Consumer loans	-	-	-	-	-
Total Loans	$2,085	$1,804	$260	$1,544	$648

Accruing Impaired Loans	Unpaid Principal Balance	Recorded Investment	Impaired Loans With No Allowance	Impaired Loans With Allowance	Allowance for Loan Losses
Mortgage loans on real estate:
Residential	$489	$489	$370	$119	$2
Commercial real estate	1,783	1,783	965	818	54
Construction and land development	221	158	-	158	8
Total mortgage loans on real estate	2,493	2,430	1,335	1,095	64
Home equity lines of credit	100	100	100	-	-
Commercial loans	119	119	119	-	-
Consumer loans	54	54	29	25	13
Total Loans	$2,766	$2,703	$1,583	$1,120	$77

Total Impaired Loans	Unpaid Principal Balance	Recorded Investment	Impaired Loans With No Allowance	Impaired Loans With Allowance	Allowance for Loan Losses
Mortgage loans on real estate:
Residential	$2,008	$2,008	$488	$1,520	$507
Commercial real estate	2,206	1,925	1,107	818	54
Construction and land development	221	158	-	158	8
Total mortgage loans on real estate	4,435	4,091	1,595	2,496	569
Home equity lines of credit	100	100	100	-	-
Commercial loans	262	262	119	143	143
Consumer loans	54	54	29	25	13
Total Loans	$4,851	$4,507	$1,843	$2,664	$725

The following table presents the average recorded investment in impaired loans and the interest income recognized on impaired loans in the years ended December 31, 2019 and 2018 by loan category (in thousands).

	Year Ended December 31, 2019		Year Ended December 31, 2018
	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income
Mortgage loans on real estate:
Residential real estate	$1,483	$26	$2,020	$23
Commercial real estate	2,271	120	2,117	92
Construction and land development	152	8	163	8
Total mortgage loans on real estate	3,906	154	4,300	123
Home equity lines of credit	275	7	100	6
Commercial loans	387	20	268	9
Consumer loans	32	-	60	3
Total Loans	$4,600	$181	$4,728	$141

For the years ended December 31, 2019 and 2018, the Bank did not recognize a material amount of interest income on impaired loans.

The following tables present the aging of the recorded investment in past due loans and non-accrual loan balances as of December 31, 2019 and 2018 by class of loans (amounts in thousands).

	Accruing Loans
		30-89 Days	90+ Days	Nonaccrual
As of December 31, 2019	Current	Past Due	Past Due	Loans	Total Loans
Mortgage loans on real estate:
Residential	$235,339	$1,190	$-	$689	$237,218
Commercial real estate	309,051	226	-	742	310,019
Construction and land development	112,916	534	-	76	113,526
Total mortgage loans on real estate	657,306	1,950	-	1,507	660,763
Home equity lines of credit	47,003	150	-	257	47,410
Commercial loans	160,288	788	-	210	161,286
Consumer loans	40,004	142	-	251	40,397
Total Loans	$904,601	$3,030	$-	$2,225	$909,856

	Accruing Loans
		30-89 Days	90+ Days	Nonaccrual
As of December 31, 2018	Current	Past Due	Past Due	Loans	Total Loans
Mortgage loans on real estate:
Residential	$181,252	$1,528	$19	$2,127	$184,926
Commercial real estate	219,578	68	-	162	219,808
Construction and land development	101,993	23	-	94	102,110
Total mortgage loans on real estate	502,823	1,619	19	2,383	506,844
Home equity lines of credit	38,891	24	-	125	39,040
Commercial loans	134,066	217	-	143	134,426
Consumer loans	33,544	234	-	89	33,867
Total Loans	$709,324	$2,094	$19	$2,740	$714,177

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be “Pass” rated loans. As of December 31, 2019 and 2018, and based on the most recent analyses performed, the risk category of loans by class of loans is as follows (amounts in thousands):

		Special
As of December 31, 2019	Pass	Mention	Substandard	Doubtful	Total
Mortgage loans on real estate:
Residential	$232,017	$3,589	$1,612	$-	$237,218
Commercial real estate	298,980	7,204	3,835	-	310,019
Construction and land development	111,883	1,420	223	-	113,526
Total mortgage loans on real estate	642,880	12,213	5,670	-	660,763
Home equity lines of credit	46,994	59	357	-	47,410
Commercial loans	158,969	1,482	835	-	161,286
Consumer loans	39,564	389	444	-	40,397
Total Loans	$888,407	$14,143	$7,306	$-	$909,856

		Special
As of December 31, 2018	Pass	Mention	Substandard	Doubtful	Total
Mortgage loans on real estate:
Residential	$179,132	$2,435	$3,270	$89	$184,926
Commercial real estate	212,421	4,609	2,778	-	219,808
Construction and land development	101,612	49	449	-	102,110
Total mortgage loans on real estate	493,165	7,093	6,497	89	506,844
Home equity lines of credit	38,530	285	225	-	39,040
Commercial loans	131,449	2,612	343	22	134,426
Consumer loans	33,269	330	268	-	33,867
Total Loans	$696,413	$10,320	$7,333	$111	$714,177

Troubled Debt Restructurings (TDRs):

At December 31, 2019 and 2018, loans totaling $3.2 million and $3.3 million, respectively, were classified as TDRs and impaired.  The restructuring of a loan is considered a TDR if both (i) the borrower is experiencing financial difficulties and (ii) the Company has granted a concession.  The Company restructured 6 loans totaling $587 thousand in 2019 and 5 loans totaling $823 thousand in 2018.

During the year ended December 31, 2019 there was 1 residential real estate loan with a balance of $23 thousand, 1 commercial loan with a balance of $14 thousand and 1 consumer loan with a balance of $30 thousand that were modified within the previous twelve months that were in default of their modified terms.  During the year ended December 31, 2018 there was 1 residential real estate loan with a balance of $54 thousand and 1 commercial loan with a balance of $143 thousand that were modified within the previous twelve months that were in default of their modified terms.

(5) Premises and Equipment

Major classifications of premises and equipment as of December 31, 2019 and 2018 are summarized as follows (amounts in thousands):

	December 31,
	2019	2018
Land and improvements	$7,529	$6,555
Buildings and improvements	25,358	20,736
Leasehold improvements	695	678
Furniture, equipment, and vehicle	5,344	4,951
Total	38,926	32,920
Accumulated depreciation	(7,372)	(6,093)
Premises and equipment, net	$31,554	$26,827

Depreciation expense amounted to approximately $1.3 million in 2019 and $1.1 million in 2018.

(6) Foreclosed assets

Other real estate and certain other assets acquired in foreclosure are carried at the lower of the recorded investment in the loan or fair value less estimated costs to sell the property. There was a total of approximately $1.1 million in residential real estate foreclosures for December 31, 2019 and $276 thousand residential in real estate foreclosures for December 31, 2018. An analysis of foreclosed properties for the years ended December 31, 2019 and 2018 follows (in thousands).

	Year ended December 31,
	2019	2018
Balance at beginning of year	$496	$1,546
Transfers from loans	1,046	318
Foreclosed property sold	(129)	(1,248)
Write-down of foreclosed property	(120)	(120)
Foreclosed assets acquired in merger	111	-
Balance at end of year	$1,404	$496

Expenses applicable to foreclosed assets for the years ended December 31, 2019 and 2018 include the following (amounts in thousands).

	Year ended December 31,
	2019	2018
Net (gain) loss on sales of foreclosed assets	$(12)	$20
Write-down of foreclosed property	120	120
Operating expenses, net of rental income	58	60
Total	$166	$200

(7) Deposits

The following table sets forth the major classifications of deposits at December 31, 2019 and 2018 (in thousands):

	December 31,
	2019	2018
Demand deposits, non-interest bearing	$321,458	$241,274
Demand deposits, interest bearing	280,065	239,463
Money market accounts	268,991	200,143
Savings deposits	66,067	55,733
Time certificates of $250,000 or more	73,073	47,251
Other time certificates	164,645	114,843
Totals	$1,174,299	$898,707

As of December 31, 2019, the scheduled maturities of certificates of deposit are as follows for certificates of deposit less than $250 thousand and for certificates of deposit (“CDs”) of $250 thousand or more (in thousands):

CDs Less Than $250,000
2020	$124,411
2021	23,328
2022	9,194
2023	2,741
2024	4,971
Maturing after 2024	-
Total	$164,645

CDs $250,000 or more
2020	$51,079
2021	13,012
2022	4,935
2023	1,869
2024	2,178
Maturing after 2024	-
Total	$73,073

As of December 31, 2019 and 2018 certificates of deposit $100 thousand or more was $160.1 million and $101.5 million respectively.

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

Securities sold under repurchase agreements were $8.7 million and $8.0 million at December 31, 2019 and 2018, respectively. The agreements were secured by investment securities with a fair value of approximately $14.5 million and $16.5 million at December 31, 2019 and 2018, respectively. The weighted average interest rate paid on these agreements was 0.50% and 0.37% for the years ended December 31, 2019 and 2018.

(9) Federal Home Loan Bank and Other Borrowings

At December 31, 2019, the Company did not have any outstanding advances from the FHLB.  At December 31, 2018, the Company had outstanding advances from the FHLB that are summarized as follows (in thousands):

December 31, 2018:
Advance	Maturity	Rate	Rate Type
$10,000	1/16/2019	2.44%	Fixed
10,000	1/28/2019	2.48%	Fixed
$20,000

 At December 31, 2019 and 2018, the Company had outstanding unfunded standby letters of credit with the FHLB totaling approximately $4.7 million and $5.1 million, respectively.

The Company had pledged under blanket floating liens approximately $332.1 million and $267.9 million in residential first mortgage loans, home equity lines of credit, commercial real estate loans, and loans secured by multi-family real estate as security for these advances, letters of credit, and possible future advances as of December 31, 2019 and 2018, respectively. The value of the pledged collateral, when using appropriate discount percentages as prescribed by the FHLB, equals or exceeds the advances and unfunded letters of credit outstanding. At December 31, 2019 and 2018, the Company had approximately $179.6 million and $116.8 million of additional borrowing capacity under its borrowing arrangement with the FHLB.

Another borrowing source is the Federal Reserve discount window.  At December 31, 2019 and 2018 the Company had approximately $154.7 million and $157.2 million of loans pledged and $117.2 million and $116.5 million of available borrowing capacity at the Federal Reserve discount window, respectively.

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

On October 31, 2018, the Company entered into a loan agreement with CenterState Bank for $27 million.  The loan proceeds were drawn and received by the Company on October 31, 2018.  The loan proceeds were used to fund the payment of the cash consideration to the PSB shareholders of $24.5 million in accordance with the merger agreement and for general corporate purposes.  The loan carries a fixed interest rate of 6%.  The loan is secured by all of the common stock of the Bank.  The balance at December 31, 2019 and 2018 was $23.8 million and $27.0 million, respectively.  The bank has principal and interest payments due quarterly beginning in January 2019.  The final principal payment will be paid at October 30, 2025. The terms of the loan agreement require the Bank to maintain a classified assets to tier 1 capital plus ALLL ratio not to exceed 40%, a tier 1 leverage ratio of at least 8%, a total risk-based ratio of at least 12%, and a fixed charge coverage ratio of at least 1:3:1 times.  The loan agreement also requires the Bank to maintain at least $2 million in liquid assets at all times during the term of the loan.  The Bank was in compliance with the terms of the loan agreement as of December 31, 2019 and 2018.

Principal payments on the CenterState Bank loan are due as follows:

2020	$3,390
2021	3,605
2022	3,829
2023	4,068
2024	4,319
Afterward	4,562
Total	$23,773

The Company had available lines of credit for overnight federal funds borrowings totaling $38.5 million at December 31, 2019 and 2018.  At December 31, 2019 and 2018, the Company had no outstanding federal funds purchased balance.

(10) Income Taxes

The components of income tax expense for the years ended December 31, 2019 and 2018 are as follows (in thousands):

	2019	2018
Current	$4,503	$3,067
Deferred	(1,033)	(684)
Total income tax expense	$3,470	$2,383

The difference between income tax expense and the amount computed by applying the statutory federal income tax rate to income before taxes for the years ended December 31, 2019 and 2018 is as follows (in thousands):

	2019	2018
Net income before taxes	$14,584	$10,889
Statutory federal tax rate	21%	21%
Tax on income at statutory federal tax rate	3,063	2,287
Increase (decrease) resulting from:
Federal income tax benefit of state income taxes	(153)	(92)
Tax exempt income on loans	(155)	(95)
Tax exempt income on investments	(300)	(178)
Tax exempt income from bank-owned life insurance	(138)	(120)
Nondeductible expenses	502	143
Federal tax credits	(170)	-
State income tax	720	438
Other	101	-
Total	$3,470	$2,383

The following summarizes the components of deferred taxes at December 31, 2019 and 2018 (in thousands).

	2019	2018
Deferred tax assets:
Loans and allowance for loan losses	$2,778	$1,937
Accrued expenses	347	219
Deferred compensation	658	600
Unrealized (gains) losses on investment securities available- for-sale	(607)	1,062
Other	597	485
Total deferred tax assets	3,773	4,303
Deferred tax liabilities:
Core deposit intangible	(1,334)	(1,400)
Depreciation	(1,738)	(1,717)
Other	76	(5)
Total deferred tax liabilities	(2,996)	(3,122)
Net deferred income tax assets	$777	$1,181

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

Financial instruments whose contract amount represents credit risk at December 31, 2019 and 2018 were as follows (in thousands):

	2019	2018
Commitments to extend credit	$196,866	$146,462
Stand-by and performance letters of credit	5,000	5,412
Total	$201,866	$151,874

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

The 2015 Equity Incentive Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock unit awards, and restricted stock awards. A total of 600,000 shares were reserved for possible issuance under the 2015 Equity Incentive Plan. The maximum term of grants under the plan is ten years and the plan expires ten years after the adoption date.

A summary of activity in the outstanding stock options for the years ended December 31, 2019 and 2018 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Range of Exercise Prices
Outstanding at January 1, 2019	325,425	$18.27	6.52
Granted	129,000	27.36
Exercised	(26,800)	13.55
Outstanding at December 31, 2019	427,625	$21.31	7.00	$8.40 to $27.73
Exercisable at December 31, 2019	175,892	$16.34	4.79	$8.40 to $27.73

Outstanding at January 1, 2018	268,375	$14.77	5.87
Granted	85,500	26.89
Exercised	(28,450)	11.16
Outstanding at December 31, 2018	325,425	$18.27	6.52	$8.40 to $27.00
Exercisable at December 31, 2018	150,525	$14.29	4.26	$8.40 to $27.00

The total fair value of shares underlying the options which vested during the years ended December 31, 2019 and 2018, was $1.4 million and $874 thousand, respectively.  The intrinsic value of options exercised during the years ended December 31, 2019 and 2018 was $381 thousand and $365 thousand, respectively. The aggregate intrinsic value of total options outstanding and exercisable options at December 31, 2019 was $2.75 million and $2.01 million, respectively. Cash received from options exercised for the year ended December 31, 2019 was $224 thousand.  There was no income tax benefit recognized for the exercise of options for the years ended December 31, 2019 and 2018 as all options exercised were incentive stock options.

As of December 31, 2018, unvested stock options totaled 174,900.  During 2019, there were 129,000 stock options that were granted and 52,167 stock options that vested resulting in unvested stock options of 251,733 as of December 31, 2019.

The stock options granted in 2019 and 2018 have a weighted average calculated value of $3.06 and $3.85, respectively.   The dividend yield is the estimated dividend we expect to pay over the next four or five years.  The expected life is calculated as the mid-point between the weighted-average time to vesting and the contractual maturity.  The expected volatility is the approximate industry average for small bank and holding companies.  The risk free interest rate is the U.S. Treasury rate on the day of the option grant for a term equal to the expected life of the option. The calculated value of each grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	2019	2018
Dividend yield (after three years)	1.50%	1.50%
Expected life in years	7	7
Expected volatility	10.00%	10.00%
Risk free interest rate	2.12%	3.05%

The Company recognized $182 thousand and $68 thousand in compensation expense related to performance share awards during 2019 and 2018, respectively. As of December 31, 2019, there was approximately $623 thousand of unrecorded compensation expense related to the performance share awards which is expected to be recognized over a weighted average period of 1.8 years.

Defined Contribution Plan

The Company provides a 401(k) employee stock ownership plan, which covers substantially all of the Company’s employees who are eligible, as to age and length of service. A participant may elect to make contributions up to $19 thousand and $18.5 thousand of the participant’s annual compensation in 2019 and 2018. The Company makes contributions up to 3% of each participant’s annual compensation and the Company matches 50% of the next 2% contributed by the employee. Contributions to the plan by Company were approximately $417 thousand and $341 thousand in 2019 and 2018, respectively.  Outstanding shares of the Company’s common stock allocated to participants at December 31, 2019 and 2018 totaled 88,366 and 68,889 respectively, and there were no unallocated shares. These shares are treated as outstanding for purposes of calculating earnings per share and dividends on these shares are included in the Consolidated Statements of Stockholders’ Equity.

The Company’s KSOP includes a put option for shares of the Company’s common stock distributed from the KSOP. Shares are distributed from the KSOP primarily to separated vested participants and certain eligible participants who elect to diversify their account balances. Since the Company’s common stock is not currently traded on an established securities market, if the owners of distributed shares desire to sell their shares, the Company is required to purchase the shares at fair value during two put option periods following the distribution of the shares from the KSOP. The first put option period is within sixty days following the distribution of the shares from the KSOP.  The second put option period begins on the first day of the fifth month of the plan year for a sixty day period. The fair value of distributed shares subject to the put option totaled $0 as of December 31, 2019 and December 31, 2018. The cost of the KSOP shares totaled $1.84 million and $1.34 million as of December 31, 2019 and December 31, 2018, respectively. Due to the Company’s obligation under the put option, the distributed shares and KSOP shares are classified as temporary equity in the mezzanine section of the consolidated statements of financial condition and totaled $1.84 million and $1.34 million as of December 31, 2019 and December 31, 2018, respectively. The fair value of the KSOP shares totaled $2.45 million and $1.65 million as of December 31, 2019 and December 31, 2018, respectively.

(13) Affordable Housing Tax Credit Investments

The Company periodically invests in various limited partnerships that sponsor affordable housing projects.  The partnerships are single purpose entities that lend money to real estate investors for the purpose of acquiring and operating, or rehabbing, commercial property. The investments qualify for Low-Income Housing Tax Credits under Code Section 42, as amended. For each of the partnerships, the Company acts strictly in a limited partner capacity. The Company has determined that it is not the primary beneficiary of these partnerships because it does not have the power to direct the activities of the entity that most significantly impact the entities’ economic performance. The Company uses the proportional amortization method to account for these investments.  This method recognizes the amortized cost of the investment as a component of income tax expense.  Due to the nature of the management activities of the general partner, the Company is not the primary beneficiary of these partnerships.

A summary of the Company’s affordable housing tax credit investments as of December 31 is as follows:

	2019	2018
Affordable housing tax credit investments included in other assets	$1,943	$276
Tax credits and other tax benefits recognized	170	-
Tax credit amortization expense included in provision for income taxes	173	-

(14) Related Party Transactions

The Company conducts transactions with its directors and executive officers, including companies in which such directors and executive officers have a beneficial interest, in the normal course of business. It is the Company’s policy to comply with federal regulations that require that loan and deposit transactions with directors and executive officers be made on substantially the same terms as those prevailing at the time for comparable loans and deposits to other persons.  At December 31, 2019 and 2018, deposits from directors, executive officers and their related interests aggregated approximately $16.3 million and $5.7 million, respectively. These deposits were taken in the normal course of business at market interest rates.

The following is a summary of activity for related party loans for 2019 and 2018 (in thousands):

	2019	2018
Balance at beginning of year	$5,321	$8,369
New loans	24,810	11,097
Repayments	16,022	14,145
Balance at end of year	$14,109	$5,321

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier 1 Capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 Capital (as defined) to average assets (as defined). Management believes, as of December 31, 2019 and 2018, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2019 and 2018, the most recent notification from the regulators categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The following table presents the Bank’s capital amounts and ratios with the required minimum levels for capital adequacy purposes including the phase in of the capital conservation buffer under Basel III and minimum levels to be well capitalized (as defined) under the regulatory prompt corrective action regulations.

The Bank’s actual capital amounts (in thousands) and ratios are also presented in the table below.

As of December 31, 2019:	Actual		Required For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (To Risk-Weighted Assets)	$143,039	14.351%	$104,658	>= 10.500%	$99,674	>= 10.000%
Common Equity Tier 1 Capital (To Risk- weighted Assets)	134,359	13.480%	69,772	>= 7.000%	$64,788	>= 6.500%
Tier 1 Capital (To Risk-Weighted Assets)	134,359	13.480%	84,723	>= 8.500%	$79,739	>= 8.000%
Tier 1 Capital (To Average Assets)	134,359	10.730%	50,086	>= 4.000%	$62,607	>= 5.000%

As of December 31, 2018:	Actual		Required For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (To Risk-Weighted Assets)	$115,721	14.253%	$80,174	>= 9.875%	$81,189	>= 10.000%
Common Equity Tier 1 Capital (To Risk- weighted Assets)	109,144	13.443%	51,758	>= 6.375%	52,773	>= 6.500%
Tier 1 Capital (To Risk-Weighted Assets)	109,144	13.443%	63,936	>= 7.875%	64,951	>= 8.000%
Tier 1 Capital (To Average Assets)	109,144	14.006%	31,172	>= 4.000%	38,965	>= 5.000%

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

Loans and Mortgage Loans Held-for-Sale

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. When a loan is identified as individually impaired, management measures impairment using one of three methods. These methods include collateral value, market value of similar debt, and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At December 31, 2019 and 2018, impaired loans were evaluated based on the fair value of the collateral. Impaired loans where an allowance is established based on the fair value of collateral, or loans that are charged down according to the fair value of collateral, require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price, the Company records the impaired loan as nonrecurring Level 2. When the fair value is based on an appraised value, the Company records the impaired loan as nonrecurring Level 3.

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

Note Payable

For disclosure purposes, the fair value of the adjustable rate note payable is the carrying value.

Commitments to Extend Credit and Standby Letters of Credit

Because commitments to extend credit and standby letters of credit are generally short-term and made using variable rates, the carrying value and estimated fair value associated with these instruments are immaterial.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis as of December 31, 2019 and 2018.  There were no transfers between levels during 2019 or 2018 (in thousands).

	Fair Value Measurements At Reporting Date Using:
		Quoted Prices
		In Active	Significant
		Markets For	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
December 31, 2019:	Fair Value	(Level 1)	(Level 2)	(Level 3)
Securities available-for-sale:
Residential mortgage -backed	$188,811	$-	$188,811	$-
U.S. government agencies	40,061	-	40,061	-
State, county, and municipal	71,751	-	71,751	-
Corporate obligations	2,680	-	2,680	-
Totals	$303,303	$-	$303,303	$-

	Fair Value Measurements At Reporting Date Using:
		Quoted Prices
		In Active	Significant
		Markets For	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
December 31, 2018:	Fair Value	(Level 1)	(Level 2)	(Level 3)
Securities available-for-sale:
Residential mortgage -backed	$104,933	$-	$104,933	$-
U.S. government agencies	63,922	-	63,922	-
State, county, and municipal	57,160	-	57,160	-
Corporate obligations	2,615	-	2,615	-
Totals	$228,630	$-	$228,630	$-

Assets Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a nonrecurring basis are included in the table below as of December 31, 2019 and 2018 (in thousands).

	Fair Value Measurements At Reporting Date Using:
		Quoted Prices
		In Active	Significant
		Markets For	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
December 31, 2019:	Fair Value	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$3,440	$-	$-	$3,440
Foreclosed assets	1,404	-	-	1,404
Totals	$4,844	$-	$-	$4,844

	Fair Value Measurements At Reporting Date Using:
		Quoted Prices
		In Active	Significant
		Markets For	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
December 31, 2018:	Fair Value	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$3,782	$-	$-	$3,782
Foreclosed assets	496	-	-	496
Totals	$4,278	$-	$-	$4,278

The Company has estimated the fair values of these assets using Level 3 inputs, specifically the appraised value of the collateral. Impaired loan balances represent those collateral dependent impaired loans where management has estimated the credit loss by comparing the loan’s carrying value against the expected realizable fair value of the impaired loan for the amount of the credit loss.  The Company had no Level 3 assets measured at fair value on a recurring basis at December 31, 2019 or 2018.  For Level 3 assets measured at fair value on a non-recurring basis as of December 31, 2019 and 2018 for the valuation technique, we used appraisals.  For the significant unobservable input, we used appraisal discounts and the weighted average input of 15-20% was used.  This is for years ended December 31, 2019 and 2018.

The estimated fair values and related carrying values of the Company’s financial instruments at December 31, 2019 and 2018 were as follows (amounts in thousands):

		Estimated Fair Value
	Carrying
December 31, 2019:	Amount	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$45,455	$45,455	$-	$-
Certificates of deposit in banks	4,836	-	4,836	-
Securities available-for-sale	303,303	-	303,303	-
Restricted equity securities	1,650	-	-	1,650
Loans receivable	897,105	-	903,303	3,440
Loans held for sale	6,285	-	6,285	-
Bank owned life insurance	28,219	-	28,219	-
Accrued interest receivable	3,841	-	3,841	-
Financial liabilities:
Deposits	1,174,299	-	1,146,130	-
Accrued interest payable	614	-	614
Securities sold under agreements to repurchase	8,707	-	8,707	-
Note payable	23,773	-	23,773	-

		Estimated Fair Value
	Carrying
December 31, 2018:	Amount	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$47,507	$47,507	$-	$-
Certificates of deposit in banks	6,166	-	6,166	-
Securities available-for-sale	228,630	-	228,630	-
Restricted equity securities	1,941	-	-	1,941
Loans receivable	704,685	-	699,076	3,782
Loans held for sale	2,619	-	2,619	-
Bank owned life insurance	20,563	-	20,563	-
Accrued interest receivable	3,260	-	3,260	-
Financial liabilities:
Deposits	898,707	-	861,683	-
Accrued interest payable	462		462
Securities sold under agreements to repurchase	7,975	-	7,975	-
Federal Home Loan Bank advances	20,000		19,999
Note payable	26,963		26,963

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

(17) River Financial Corporation (Parent Company Only) Financial Information

STATEMENTS OF FINANCIAL CONDITION

(in thousands)

	December 31,
	2019	2018
Assets
Cash	$3,334	$10,130
Investment in River Bank & Trust	167,967	128,452
Deferred income taxes	30	4
Other assets	94	180
Total assets	$171,425	$138,766
Liabilities
Note payable	$23,773	$26,963
Accrued expenses	624	327
Total liabilities	24,397	27,290
Common stock related to 401(k) Employee Stock Option Plan	1,837	1,343
Stockholders' equity
Common stock	6,493	5,692
Additional paid in capital	100,174	79,604
Retained earnings	38,643	29,460
Accumulated other comprehensive loss	1,811	(3,167)
Treasury stock, at cost	(93)	(113)
Common stock related to 401(k) Employee Stock Option Plan	(1,837)	(1,343)
Total stockholders' equity	145,191	110,133
Total equity	147,028	111,476
Total liabilities and stockholders' equity	$171,425	$138,766

STATEMENTS OF INCOME

(in thousands)

	Year Ended December 31,
	2019	2018
Cash dividends from River Bank & Trust	$6,823	$3,750
Other income	-	22
Total income	6,823	3,772
Interest expense - note payable	1,546	485
Legal and other professional fees	487	394
Data processing expense	1,394	77
Stockholders' meeting expense	12	12
Other expenses	72	61
Total expenses	3,511	1,029
Net income before tax benefit	3,312	2,743
Applicable income tax benefit	(437)	(182)
Net income before undistributed net income of River Bank & Trust	3,749	2,925
Equity in undistributed net income of River Bank & Trust	7,364	5,581
Net income	$11,113	$8,506

STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2019	2018
Net income	$11,113	$8,506
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of River Bank & Trust	(7,364)	(5,581)
Deferred income tax	(26)	5
(Increase) decrease in operating assets and (decrease) increase in operating liabilities:
Other assets	86	(89)
Accrued expenses and other liabilities	297	321
Net cash provided by operating activities	4,106	3,162
Cash Flows used for investing activities:
Net cash received in acquisition	104	241
Payments to Trinity Bank and Peoples Southern Bank shareholders	(6,110)	(24,497)
Net cash used in investing activities	(6,006)	(24,256)

Cash flow from financing activities:
Proceeds from note payable	-	27,000
Payments on note payable	(3,190)	(5,394)
Proceeds from exercise of common stock options and warrants	224	317
Proceeds from issuance of common stock	-	8,832
Purchase of treasury stock	(583)	(146)
Sale of treasury stock	534	430
Cash dividends	(1,881)	(1,434)
Net cash provided by (used in) financing activities	(4,896)	29,605
Net change in cash	(6,796)	8,511
Cash at beginning of year	10,130	1,619
Cash at end of year	$3,334	$10,130

(18) Goodwill and Intangible Assets

At the close of business on October 31, 2019, the Company recorded goodwill of $9.5 million associated with the Trinity merger.  In addition to the goodwill recorded for the Trinity merger, the Company recorded a core deposit intangible asset of approximately $1.0 million.  The core deposit intangible asset is amortized using an accelerated method over ten years from the date of the merger.  Amortization expense of $34 thousand was recorded in 2019.

At the close of business on October 31, 2018, the Company recorded goodwill of $8.2 million associated with the PSB merger.  In addition to the goodwill recorded for the PSB merger, the Company recorded a core deposit intangible asset of approximately $4.65 million.  The core deposit intangible asset is amortized using an accelerated method over ten years from the date of the merger.  Amortization expense of $865 thousand and $153 thousand was recorded in 2019 and 2018, respectively.

At the close of business December 31, 2015, the Company recorded goodwill of $9.41 million associated with the Keystone merger. During 2016, an adjustment of $640 thousand was made to increase the amount of goodwill. The adjustment was made to the value of stock options and warrants assumed in the Keystone merger. The adjustments were made following the Company’s review of additional information that existed at the time of the merger. The adjustment to goodwill increased shareholders’ equity $640 thousand. In addition to the goodwill recorded for Keystone, the Company recorded a core deposit intangible asset of approximately $2.8 million. The core deposit intangible asset is amortized using an accelerated method over eight years from the date of the merger. Amortization expense of $388 thousand and $474 thousand was recorded in 2019 and 2018, respectively.

Changes to the carrying amount of goodwill for the years ended December 31, 2019 and 2018 are provided in the following table.

	2019	2018
Balance at beginning of year	$18,293	$10,050
Goodwill from PSB acquisition	-	8,243
Goodwill from Trinity acquisition	9,524	-
Balance at end of year	$27,817	$18,293

A summary of core deposit intangible assets as of December 31, 2019 and 2018 is set forth below.

	2019	2018
Gross carrying amount	$8,433	$7,413
Less: accumulated amortization	(3,117)	(1,830)
Net carrying amount	$5,316	$5,583

Estimated amortization expenses related to the core deposit intangible assets for the next five years are as follows:

	Keystone	PSB	Trinity	Total
2020	$303	$772	$190	$1,265
2021	217	680	169	1,066
2022	132	588	149	869
2023	46	496	129	671
2024	-	404	109	513
Afterward	-	692	240	932
	$698	$3,632	$986	$5,316

Note 19 – Leases

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

Lessee Accounting

Substantially all of the leases in which the Company is the lessee are comprised of real estate property for branches and office space with terms extending through 2028. Substantially all of our leases are classified as operating leases, and therefore, were previously not recognized on the Company’s consolidated statements of condition. With the adoption of Topic 842, operating lease agreements are required to be recognized on the consolidated statements of condition as a right-of-use (“ROU”) asset and a corresponding lease liability. The Company elected to use the optional transition method, which allowed for a modified retrospective method of adoption with an immaterial cumulative effect adjustment to retained earnings without restating comparable periods.  The Company also elected the relief package of practical expedients for which there is no requirement to reassess existence of leases, their classification, and initial direct costs.  The Company also applied the exemption for short-term leases with a term of less than one year and therefore we do not recognize a lease liability or right-of-use asset on the balance sheet but instead recognize lease payments as an expense over the lease term as appropriate.

The following table represents the consolidated statements of condition classification of the Company’s ROU assets and lease liabilities. The Company elected not to include short-term leases (i.e., leases with initial terms of twelve months or less), or equipment leases (deemed immaterial) on the consolidated statements of condition.

Lease Right-of-Use Assets	Classification on Consolidated Statement of Condition	December 31, 2019
Operating lease right-of-use assets	Other Assets	$1,912

Lease Liabilities	Classification on Consolidated Statement of Condition	December 31, 2019
Operating lease liabilities	Accrued interest payable and other liabilities	$1,987

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

December 31, 2019
Weighted-average remaining lease term for operating leases	7.09 Years
Weighted-average discount rate for operating leases	6.00%

Future minimum payments for operating leases with initial or remaining terms of one year or more as of December 31, 2019 were as follows:

Operating Leases
January 1, 2020 - December 31 2020	$388
January 1, 2021 - December 31 2021	355
January 1, 2022 - December 31 2022	355
January 1, 2023 - December 31 2023	355
January 1, 2024 - December 31 2024	255
Afterward	752
Total future minimum lease payments	2,460
Amounts representing Interest	(473)
Present value of net future minimum lease payments	$1,987

Total rent expense for 2019 and 2018 was approximately $526 thousand and $452 thousand, respectively.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

There were no disagreements with accountants regarding accounting and financial disclosure matters during the year ended December 31, 2019.

Item 9.A Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company has carried out an evaluation under the supervision and with participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even the effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2019, the Company’s disclosure controls and procedures are effective in ensuring that material information relating to the Company required to be disclosed in reports that if files or submits under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods and is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining internal control over financial reporting (as defined in Rule 15d-15(f) under the Exchange Act).  The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  The Company’s internal control over financial reporting includes those policies and procedures that: (i) pertain to maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with the authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control Integrated Framework (2013).  Based on its assessment and those criteria, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2019.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2019, has been audited by Mauldin & Jenkins, LLC, an independent registered public accounting firm, as state in their report herein – “Report of Independent Registered Public Accounting Firm.”

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our Directors and Executive Officers

The following table sets forth the name, age, and position, as of December 31, 2019 of the individuals who currently serve as our executive officers and directors.

Name	Age	Position	Director Since
Larry Puckett	77	Director and Chairman of the Board of Directors	2006
W. Murray Neighbors	70	Director and Vice Chairman of the Board of Directors	2015	[1]
James M .Stubbs	57	Director and Chief Executive Officer	2006
Gerald R. Smith, Jr	66	Director and President	2015	[1]
Vernon B. Taylor	55	Director	2006
Jimmy L. Ridling	75	Director	2006
John A. Freeman	72	Director	2015	[1]
Charles Moore, III	43	Director	2019	[2]
Brian McLeod	51	Director	2019	[3]
Kenneth H. Givens	66	Executive Vice President, CFO, Secretary of the Board of Directors	2011

[1]	Service commenced on December 31, 2015 as a result of the merger between River Financial Corporation and Keystone Bancshares, Inc. and its subsidiaries.
[2]	Service commenced as a result of the Peoples Southern merger.
[3]	Service commenced as a result of the Trinity merger.

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

James M. Stubbs was one of the founding directors, President and Chief Executive Officer of River Bank & Trust in 2006.  Mr. Stubbs was appointed as the Chief Executive Officer of River Financial Corporation and River Bank & Trust, effective with the merger on December 31, 2015.  Mr. Stubbs has over twenty-five years of commercial banking experience.  Specifically, Mr. Stubbs served as a Vice President in the Consumer and Commercial Lending Departments of Aliant Bank from June 1986 through June 1997.  Subsequently, he served as an Area President for Colonial Bank from June 1997 through February 2005, when he left to begin the formation of River Bank & Trust.  Mr. Stubbs community involvement includes serving on numerous business and non-profit boards.

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

Charles Moore III was appointed as a Director of River Financial Corporation and River Bank & Trust’s board of directors in 2018 as a result of the merger with Peoples Southern Bank effective October 31, 2018.  Mr. Moore is a partner in the Birmingham office of the Bradley Arant Boult Cummings law firm, where he focuses on commercial lending and the representation of community banks.  He is also a native of Clanton, Alabama, and served on the board of directors of Peoples Southern Bank for ten years leading up to the 2018 merger with River.  Mr. Moore also serves on the executive Committee of Junior Achievement of Alabama, a nonprofit organization that teaches financial literacy, entrepreneurship, and workforce readiness in grades K-12.  He is graduate of Vanderbilt University and the University of Virginia School of Law.

Brian R. McLeod was appointed as a Director of River Financial Corporation and River Bank & Trust’s board of directors in 2019 as a result of the merger with Trinity effective October 31, 2019.  He previously served as the Secretary of the Board of Directors of Trinity Bank. He has served since 2002 as Chief Financial Officer and Treasurer of The National Security Group, Inc., a publicly traded insurance holding company based in Elba, Alabama. Prior to assuming this position, Mr. McLeod served as the Controller for National Security for eight years. Mr. McLeod is a Certified Public Accountant.

Board Size and Composition

Our registration statement filed on Form S-4 with the SEC in 2015 regarding the Keystone Bancshares, Inc., transaction, states that the board of directors will consist of 4 legacy Directors of River Financial Corporation and 3 legacy Directors of Keystone Bancshares, Inc through the fourth (4th) anniversary date of the merger which is December 31, 2019.  RB&T currently has 25 Directors total, but only 9 of those Directors serve on River Financial Corporation’s Board of Directors.  Our directors are elected for a one-year term and hold office until their successors are duly elected and qualified, or until their earlier death, resignation or removal.

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

Additional Information Concerning Directors

Our directors serve one-year terms. With the exception of the legacy Keystone directors and executive officers, and Messrs. Moore and McLeod, none of the directors or executive officers were selected pursuant to any arrangement or understanding, other than with our directors and executive officers acting within their capacities as such. Under the terms of our merger agreement with Keystone, our bylaws provide that the legacy Keystone directors, or persons nominated by them will serve until the fourth anniversary of the effective date of the Keystone merger which is December 31, 2019. There are no family relationships among our directors and executive officers. None of our directors or executive officers serves as a director of any other company that has a class of securities registered under, or that is subject to the periodic reporting requirements of, the Exchange Act, or any investment company registered under the Investment Company Act of 1940.   Messrs. Moore and McLeod were added as directors in 2019 as a result of acquisitions.  None of our directors or executive officers has been involved in any legal proceedings during the past 10 years that are material to an evaluation of the ability or integrity of any of our directors or executive officers or in which such director or officer had or has a material interest adverse to us or any of our subsidiaries. The principal occupation and employment during the past five years of each of our directors and executive officers was carried on, in each case except as specifically identified above, with a corporation or organization that is not a parent, subsidiary or other affiliate of us. The stock ownership with respect to each of our directors and executive officers is set forth in the table entitled “Security Ownership of Certain Beneficial Owners and Management” under Item 12 below.

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

SERP Arrangements.  The Bank has a non-qualified supplemental executive retirement plan (“SERP”) for each of its named executive officers.  The SERP is an employer paid deferred compensation agreement that provides a life-time supplemental retirement income to the employee based on certain vesting and other requirements.  The benefits are paid annually upon retirement provided the executive is in good standing with the Bank.     The approximate annual payments to each of the named executive officers at retirement would be $100 thousand for Mr. Stubbs, $75 thousand for Mr. Smith and $50 thousand for Mr. Givens.

Other Employee Benefits. We provide the following additional benefits to our named executive officers on the same basis as all other eligible employees:

•	Company-sponsored healthcare plans, including coverage for medical, dental, vision and gap insurance benefits;
•	a qualified 401(k) employee stock ownership plan with a matching contribution; and
•	payment of life, accidental death and dismemberment, and long-term disability insurance premiums.

Summary Compensation Table

The following table sets forth, for the years ended December 31, 2019 and December 31, 2018, a summary of the compensation paid to or earned by our named executive officers from the Company.

				Non-Equity
			Option (1)	Incentive Plan	All Other (2)
Name and Principal Position	Year	Salary ($)	Awards ($)	Compensation ($)	Compensation ($)	Total ($)
James M. Stubbs	2019	$300,170	$54,520	$92,580	$28,983	$476,253
Chief Executive Officer	2018	$280,500	$96,175	$84,150	$28,913	$489,738
Gerald R. Smith, Jr	2019	$253,552	$38,355	$76,469	$38,740	$407,116
President	2018	$249,900	$76,940	$74,970	$38,326	$440,136
Kenneth Givens	2019	$201,807	$25,570	$40,576	$19,947	$287,900
Chief Financial Officer	2018	$198,900	$57,705	$39,780	$19,948	$316,333

(1)	Represents the aggregate grant date fair value of options and warrants calculated in accordance with FASB Topic 718 as set forth in footnote 1 of River Financial’s financial statements.
(2)	All other compensation:
a.

All other compensation for Mr. Stubbs in 2019 includes director fees ($15,000), life insurance / accidental death & dismemberment ($1,098), long term disability ($336), company vehicle ($1,349), and company match on the 401(K) ($11,200).

b.

All other compensation for Mr. Stubbs in 2018 includes director fees ($15,000), life insurance / accidental death & dismemberment ($1,098), long term disability ($288), company vehicle ($1,527), and company match on the 401(K) ($11,000).

c.

All other compensation for Mr. Smith in 2019 includes director fees ($15,000), medical and dental insurance ($8,539), gap insurance ($1,341), life insurance/accidental death & dismemberment ($720), long term disability ($336), company vehicle ($1,604), and company match on the 401(K) ($11,200).

d.

All other compensation for Mr. Smith in 2018 includes director fees ($15,000), medical and dental insurance ($7,158), gap insurance ($1,819), life insurance/accidental death & dismemberment ($720), long term disability ($724), company vehicle ($1,905), and company match on the 401(K) ($11,000).

e.

All other compensation for Mr. Givens in 2019 includes medical and dental insurance ($7,887), gap insurance ($1,341), life insurance / accidental death & dismemberment ($720), long term disability ($336), and company match on the 401(K) ($9,663).

f.

All other compensation for Mr. Givens in 2018 includes medical and dental insurance ($7,335), gap insurance ($1,403), life insurance / accidental death & dismemberment ($1,012), long term disability ($724), and company match on the 401(K) ($9,474).

2006 & 2015 Incentive Stock Compensation Plans

General. The 2015 Incentive Stock Compensation (“Incentive Plan”) Plan was approved by our stockholders at a special called meeting on December 1, 2015. The purpose of the Incentive Plan is to promote the long-term success of the Company by providing financial incentives to eligible persons who are in positions to make significant contributions toward such success.  The Plan is designed to attract individuals of outstanding ability to employment with the Company, to encourage such persons to acquire a proprietary interest in the Company, and to render superior performance for the Company. The 2015 Incentive Plan provides for the grant of incentive and non-qualified stock options, stock appreciation rights, restricted and unrestricted stock awards, performance awards, and other stock-based awards to our employees, officers, and directors. The 2015 Incentive Plan reserved for issuance a total of 600,000 shares of our common stock, and the 2006 Incentive Plan reserved for issuance a total of 375,000 shares of our common stock, subject to adjustment in the event of a recapitalization, stock split or similar event. As of March 1, 2020, 394,500 shares of our common stock were subject to outstanding options under the 2006 and 2015 Incentive Plans and 262,000 additional shares of our common stock were reserved for issuance under the 2015 Incentive Plan. The 2006 Incentive Plan expired on April 3, 2016.

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

Outstanding Equity Awards at 2019 Fiscal Year-End

The following table sets forth information as of December 31, 2019, concerning outstanding equity awards previously granted to our named executive officers:

	OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
	Option / Warrant awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexerciseable (1)	Option exercise price ($)	Option expiration date	Vesting Period (Years)
James Stubbs	10,000	-	$13.50	1/15/2020	5
	10,000	-	$12.47	3/13/2023	5
	8,000	2,000	$15.00	1/14/2025	5
	24,000	16,000	$16.00	1/20/2026	5
	5,000	20,000	$27.00	11/1/2028	5
	-	20,000	$27.73	11/1/2029	5
	57,000	58,000

Ray Smith	19,200	12,800	$16.00	1/20/2026	5
	6,667	13,333	$27.00	11/1/2028	3
	-	15,000	$27.73	11/1/2029	3
	25,867	41,133

Kenneth Givens	12,000	-	$13.60	2/1/2022	5
	4,000	1,000	$15.00	1/14/2025	5
	9,000	6,000	$16.00	1/20/2026	5
	5,000	10,000	$27.00	11/1/2028	3
	-	10,000	$27.73	11/1/2029	3
	30,000	27,000

Total	112,867	126,133

(1)	Unexerciseable options are subject to time-vesting requirements ranging from three to five years from the grant date.

Retirement Benefits

We maintain a tax-qualified 401(k) Employee Stock Ownership Plan, or the “KSOP”, in which our named executive officers participate, as well as any other eligible employees. The Plan allows participants to contribute up to 100% of their pay on a pre-tax basis into individual retirement accounts, subject to the maximum annual limits set by the IRS.  However, no more than 50% of the participant’s contribution can be invested in the company stock.  The Company’s matching employer contribution is in an amount equal to 100% of the first 3% and 50% up to the next 2% of each plan participant’s elective deferrals. The employer’s matching contributions are currently 100% invested in company stock, and are immediately 100% vested in order to maintain “safe harbor” status.

Director Compensation

Fees.  The Board may from time to time establish director fees for board and committee meetings to be paid to all directors, including directors who are employed by the Company.  Fees are normally paid in December of each year for such years in which services were performed.  River Financial Corporation Directors received a director’s fee of $15,000 in 2019 and $15,000 in 2018. Fees were prorated for directors serving for only part of the year.

The following table shows fees paid to those persons who were directors in 2019 and 2018.

	DIRECTOR COMPENSATION
Name	Year	Fees earned or paid in cash ($)	(1) (2) 'Stock Awards ($)	Total ($)
Larry Puckett	2019	$15,000	N/A	$15,000
Jimmy L. Ridling	2019	$15,000	N/A	$15,000
Lynn M. Carter	2019	$780	$14,220	$15,000
Charles E. Herron	2019	$12	$14,988	$15,000
Jerry C. Kyser, Jr.	2019	$12	$14,988	$15,000
David R. Thrasher	2019	$15,000	N/A	$15,000
R. Shepherd Morris	2019	$12	$14,988	$15,000
Bolling P. Starke, III	2019	$12	$14,988	$15,000
David B. Smith	2019	$12	$14,988	$15,000
Vernon B. Taylor	2019	$12	$14,988	$15,000
Dorothy Sanford	2019	$15,000	N/A	$15,000
Adolph Weil, III	2019	$12	$14,988	$15,000
James M. Stubbs	2019	$15,000	N/A	$15,000
Gerald R. Smith, Jr	2019	$15,000	N/A	$15,000
Banks Herndon	2019	$15,000	N/A	$15,000
Boles Pegues	2019	$15,000	N/A	$15,000
Howard J. Porter, Jr.	2019	$12	$14,988	$15,000
John A. Freeman	2019	$12	$14,988	$15,000
Charles Moore, III	2019	$12	$14,988	$15,000
John Y. Reynolds	2019	$12	$14,988	$15,000
Brian McLeod	2019	$26	$2,474	$2,500
Robbin Thompson	2019	$26	$2,474	$2,500
Jonathan Traylor	2019	$15,000	N/A	$15,000
Lucian Newman	2019	$780	$14,220	$15,000
Lucian Newman	2019	$780	$14,220	$15,000

Larry Puckett	2018	$15,000	N/A	$15,000
Jimmy L. Ridling	2018	$15,000	N/A	$15,000
Lynn M. Carter	2018	$15,000	N/A	$15,000
Charles E. Herron	2018	$15,000	N/A	$15,000
Jerry C. Kyser, Jr.	2018	$15,000	N/A	$15,000
David R. Thrasher	2018	$15,000	N/A	$15,000
R. Shepherd Morris	2018	$15,000	N/A	$15,000
Bolling P. Starke, III	2018	$15,000	N/A	$15,000
David B. Smith	2018	$15,000	N/A	$15,000
Vernon B. Taylor	2018	$15,000	N/A	$15,000
Dorothy Sanford	2018	$15,000	N/A	$15,000
Adolph Weil, III	2018	$15,000	N/A	$15,000
James M. Stubbs	2018	$15,000	N/A	$15,000
Gerald R. Smith, Jr	2018	$15,000	N/A	$15,000
Banks Herndon	2018	$15,000	N/A	$15,000
Boles Pegues	2018	$15,000	N/A	$15,000
Howard J. Porter, Jr.	2018	$15,000	N/A	$15,000
John A. Freeman	2018	$15,000	N/A	$15,000
John Y. Reynolds	2018	$15,000	N/A	$15,000
Jonathan Traylor	2018	$15,000	N/A	$15,000
Lucian Newman	2018	$15,000	N/A	$15,000
W. Murray Neighbors	2018	$15,000	N/A	$15,000

(1) During 2019, the Company adopted a director fee compensation plan which allows directors to receive all or a portion of their director compensation in the form of Company stock.
(2) The aggregate grant date fair value is computed in accordance with FASB ASC Topic 718.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 1, 2020 by:

•	each of our directors;
•	our Named Executive Officers listed in the Summary Compensation Table;
•	all of our current directors and executive officers as a group; and
•	each stockholder known by us to beneficially own more than 5% of our common stock

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. Shares of common stock that may be acquired by an individual or group within 60 days of March 1, 2020, pursuant to derivative securities, such as options or RSUs, are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table. Percentage of ownership is based on an aggregate of 6,503,166 shares of common stock outstanding as of March 1, 2020.

Except as indicated in footnotes to this table, we believe that the stockholders named in this table have sole voting and investment power with respect to all shares of common stock shown to be beneficially owned by them, based on information provided to us by such stockholder.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percentage of Outstanding Shares (1)
Named Directors & Executive Officers
Larry Puckett	132,000		2.03%
Jim Ridling	100,352		1.54%
Vernon B Taylor	139,666		2.15%
James M Stubbs	220,730	(2)	3.39%
Gerald R Smith, Jr	97,517	(3)	1.50%
W. Murray Neighbors	60,002		0.92%
John A. Freeman	25,496		0.39%
Kenneth H. Givens	28,261	(4)	0.43%
Charles E. Herron	150,527		2.31%
Brian McLeod	11,952		0.18%
Charles Moore, III	16,607		0.26%

Executive Officers and Directors as a Group	983,110		15.12%
5% Stockholders known by us	N/A

(1)

Based upon total outstanding shares as of March 1, 2020.  Percentages are calculated for each person assuming the exercise of options or warrants held by such person but that no other person exercises options or warrants.  For the directors and executive officers as a group, the percentage is determined by assuming that each director and executive officer exercises all options and warrants but that no other person exercises options or warrants.

(2)	James M. Stubbs’ ownership includes 57,000 vested options not yet exercised. Also includes 41,875 shares held in a trust where Mr. Stubbs is the trustee, but not the beneficiary of the trust.
(3)	Gerald R. Smith, Jr.’s ownership includes 32,267 vested options not yet exercised.
(4)	Kenneth H. Givens’ ownership includes 22,000 vested options not yet exercised.

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

Item 14. Principal Accountant Fees and Services

During the period covering the fiscal years ended December 31, 2019 and 2018, Mauldin & Jenkins, LLC performed the following professional services. The retention of Mauldin & Jenkins, LLC was approved in advance by the audit committee.  In accordance with the Company’s audit committee procedures, the audit committee approved the retention of the independent accountants, the length of its engagement, and the services performed.

Description	2019	2018
Audit Fees	$116,597	$116,597
Audit-Related Fees	$-	$-
Tax Fees	$9,000	$-
All Other Fees	$-	$-

Item 15. Index to Exhibits

Documents Filed as Part of this Report.

(1)	The following financial statements are incorporated by reference from Item 8 hereof:

•	Consolidated Balance Sheets as of December 31, 2019 and 2018;
•	Consolidated Statements of Income for the Years Ended December 31, 2019 and 2018;
•	Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2019 and 2018;
•	Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2019 and 2018;
•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2019 and 2018; and
•	Notes to Consolidated Financial Statements.

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

2.3

Agreement and Plan of Merger, dated as of June 4, 2019, by and among River Financial Corporation and Trinity Bancorp, Inc. filed as Exhibit 2.1 on Form 8-K, filed on June 5, 2019 and incorporated herein by reference.

3.1	Articles of Incorporation of River Financial Corporation, as amended, included as Exhibit 3.1 in the River Financial Corporation Form 10-K filed March 28, 2016 and incorporated herein by reference.

3.2	Bylaws of River Financial Corporation, as amended, included as Exhibit 3.2 in the River Financial Corporation 10-K filed March 28, 2016 and incorporated herein by reference.

3.3	Amendments to bylaws of River Financial Corporation dated October 16, 2019, included as Exhibit 3.3 in the River Financial Corporation 10-Q filed November 5, 2019 and incorporated herein by reference.

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

10.11	Loan Agreement between River Financial Corporation and CenterState Bank filed as Exhibit 10.1 to the Registrant’s Form 8-K/A filed November 2, 2018 and incorporated herein by reference.

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

Item 16. Form 10-K Summary

Not applicable.

Signatures

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934 the registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Prattville, State of Alabama, on March 20, 2020.

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

* March 20, 2020

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.

To date no annual report or proxy statement has been furnished to shareholders.  The registrant shall furnish to the Commissioner copies of its proxy statement when sent to security holders.