Form 10-Q
period 2020-03-31
River Financial Corp
filed 2020-05-12
CIK 1641601

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of May 4, 2020, the registrant had 6,496,666 shares of common stock, $1.00 par value per share, outstanding.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q of River Financial Corporation (“we”, “our” or “us” on a consolidated basis) contains forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. Such statements include projections, predictions, expectations or statements as to beliefs or future events or results or refer to other matters that are not historical facts. Forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from those contemplated by the statements. This may be especially true given the current environment of the COVID-19 pandemic.  The forward-looking statements contained in this report are based on various factors and were derived using numerous assumptions. In some cases, you can identify these forward-looking statements by words like “may”, “will”, “should”, “expect”, “plan”, “anticipate”, “intend”, “believe”, “estimate”, “predict”, “potential”, or “continue” or the negative of those words and other comparable words. You should be aware that those statements reflect only our predictions. If known or unknown risks or uncertainties should materialize, or if any one or more of our material underlying assumptions should prove inaccurate, actual results could differ materially from past results and those anticipated, estimated or projected. You should bear this in mind when reading this report and not place undue reliance on these forward-looking statements. Factors that might cause such differences include, but are not limited to:

As set forth elsewhere in the risk factors discussed at Item 1A of Part II of this Form 10-Q, the COVID-19 pandemic could have adverse results on our financial condition and results of operations and other areas set forth in such risk factors.

The COVID-19 pandemic could exaggerate the negative consequences set forth in the following forward-looking statements and we have attempted to outline in the risk factor section of this Form 10-Q our best assessment of how such negative consequences may arise.

Acquisition related factors:

•	The businesses of any bank acquired by us may not be integrated successfully or the integration may be more difficult, time-consuming or costly than expected;
•	The expected growth opportunities or costs savings from such transactions may not be fully realized or may take longer to realize than expected;
•	Revenues following such transactions may be lower than expected as a result of losses of customers or other reasons;
•	Deposit attrition, operating costs, customer loss and business disruption following such transactions, including difficulties in maintaining relationships with employees, may be greater than expected;
•	Governmental approvals of such transactions may not be obtained on the proposed terms or expected timeframe;
•	Reputational risks and the reaction of the companies’ customers to such transactions;
•	Diversion of management time on merger related issues.

Factors affecting our Bank generally:

•	Changes in asset quality and credit risk of our bank;
•	Inflation;
•	Customer acceptance of our products and services;
•	Customer borrowing, repayment, investment and deposit practices;
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

•	The introduction, withdrawal, success and timing of business initiatives;

•	The impact, extent, and timing of technological changes;
•	A weakening of the economies in which we conduct operations may adversely affect our operating results;
•	The U.S. legal and regulatory framework, or changes in such framework, could adversely affect our operating results;
•	The interest rate environment may compress margins and adversely affect net interest income; and
•	Competition from other financial services companies in our markets could adversely affect operations.
•	Interruption in our business and the businesses of our customers caused by a downturn in the economy, possible weather-related conditions such as tornadoes or hurricanes, and the COVID-19 pandemic.

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

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

RIVER FINANCIAL CORPORATION

Consolidated Statements of Financial Condition

(in thousands except share data)

	March 31, 2020	December 31, 2019
	Unaudited	Audited
Assets
Cash and due from banks	$23,134	$27,786
Interest-bearing deposits in banks	18,693	17,669
Cash and cash equivalents	41,827	45,455

Certificates of deposit in banks	4,347	4,836
Securities available-for-sale, at fair value	326,503	303,303
Loans held for sale	9,826	6,285
Loans, net of unearned income and discounts	939,477	905,784
Less allowance for loan losses	(9,933)	(8,679)
Net loans	929,544	897,105
Premises and equipment, net	31,580	31,554
Accrued interest receivable	4,038	3,841
Bank owned life insurance	28,418	28,219
Foreclosed assets	565	1,404
Deferred income taxes, net	-	777
Core deposit intangible	4,981	5,316
Goodwill	27,817	27,817
Other assets	7,975	8,024
Total assets	$1,417,421	$1,363,936
Liabilities and Shareholders' Equity
Noninterest-bearing deposits	$320,795	$321,458
Interest-bearing deposits	903,295	852,841
Total deposits	1,224,090	1,174,299
Securities sold under agreements to repurchase	7,483	8,707
Note payable	22,949	23,773
Accrued interest payable and other liabilities	10,446	10,128
Total liabilities	1,264,968	1,216,907
Common stock related to 401(k) Employee Stock Ownership Plan	1,837	1,837
Stockholders' Equity
Common stock ($1 par value; 10,000,000 shares authorized; 6,515,264 and 6,492,812 shares issued; 6,501,666 and 6,489,505 shares outstanding, respectively)	6,515	6,493
Additional paid-in capital	100,350	100,174
Retained earnings	40,006	38,644
Accumulated other comprehensive gain	5,971	1,811
Treasury stock at cost (13,598 and 3,307 shares, respectively)	(389)	(93)
Common stock related to 401(k) Employee Stock Ownership Plan	(1,837)	(1,837)
Total stockholders' equity	150,616	145,192
Total equity	152,453	147,029
Total liabilities and stockholders' equity	$1,417,421	$1,363,936

The accompanying notes are an integral part of these financial statements.

RIVER FINANCIAL CORPORATION

Unaudited Consolidated Statements of Income

(in thousands except per share data)

	For the Three Months Ended:
	March 31,
	2020	2019
Interest income:
Loans, including fees	$12,724	$9,751
Taxable securities	1,431	1,097
Nontaxable securities	436	345
Federal funds sold	-	10
Other interest income	130	151
Total interest income	14,721	11,354
Interest expense:
Deposits	2,066	1,483
Short-term borrowings	7	13
Federal Home Loan Bank advances	-	29
Note payable	355	399
Total interest expense	2,428	1,924
Net interest income	12,293	9,430
Provision for loan losses	1,316	540
Net interest income after provision for loan losses	10,977	8,890
Noninterest income:
Service charges and fees	1,302	1,084
Investment brokerage revenue	35	17
Mortgage operations	734	423
Bank owned life insurance income	199	139
Net loss on sale of investment securities	(46)	-
Other noninterest income	137	135
Total noninterest income	2,361	1,798
Noninterest expense:
Salaries and employee benefits	5,079	4,020
Occupancy expenses	581	479
Equipment rentals, depreciation, and maintenance	298	276
Telephone and communications	117	78
Advertising and business development	143	208
Data processing	740	687
Foreclosed assets, net	87	66
Federal deposit insurance and other regulatory assessments	126	98
Legal and other professional services	189	177
Other operating expenses	1,346	1,226
Total noninterest expense	8,706	7,315
Income before income taxes	4,632	3,373
Provision for income taxes	927	719
Net income	$3,705	$2,654

Basic net earnings per common share	$0.57	$0.47
Diluted net earnings per common share	$0.56	$0.46
Dividends per common share	$0.36	$0.33

The accompanying notes are an integral part of these financial statements.

RIVER FINANCIAL CORPORATION

Unaudited Consolidated Statements of Comprehensive Income

(in thousands)

	For the Three Months Ended
	March 31,
	2020	2019
Net income	$3,705	$2,654
Other comprehensive income (loss), net of tax:
Investment securities available-for-sale:
Net unrealized gains	5,509	2,805
Income tax effect	(1,383)	(704)
Reclassification adjustments for net losses realized in net income	46	-
Income tax effect	(12)	-
Other comprehensive income, net of tax	4,160	2,101
Comprehensive income	$7,865	$4,755

The accompanying notes are an integral part of these financial statements.

RIVER FINANCIAL CORPORATION

Unaudited Consolidated Statements of Changes in Stockholders' Equity

(in thousands except share and per share data)

				Accumulated		Common
		Additional		Other		Stock	Total
	Common	Paid In	Retained	Comprehensive	Treasury	Related to	Stockholders'
	Stock	Capital	Earnings	Gain	Stock	KSOP	Equity
Balance at December 31, 2019	$6,493	$100,174	$38,644	$1,811	$(93)	$(1,837)	$145,192
Net income	-	-	3,705	-	-	-	3,705
Other comprehensive income, net of tax	-	-	-	4,160	-	-	4,160
Exercise of stock options and warrants (22,452 shares)	22	119	-	-	-	-	141
Purchase of treasury stock (17,262 shares)	-	-	-	-	(492)	-	(492)
Sale of treasury shares (6,971 shares)	-	2	-	-	196	-	198
Dividends declared ($0.36 per share)	-	-	(2,343)	-	-	-	(2,343)
Stock-based compensation expense	-	55	-	-	-	-	55

Balance at March 31, 2020	$6,515	$100,350	$40,006	$5,971	$(389)	$(1,837)	$150,616

The accompanying notes are an integral part of these financial statements.

RIVER FINANCIAL CORPORATION

Unaudited Consolidated Statements of Cash Flows

(in thousands)

	For the Three Months
	Ended March 31,
	2020	2019
Cash Flows From (Used For) Operating Activities:
Net Income	$3,705	$2,654
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	1,316	540
Provision for losses on foreclosed assets	30	44
Amortization of securities available-for-sale	554	361
Accretion of securities available-for-sale	(64)	(138)
Realized net loss on securities available-for-sale	46	-
Accretion of discount on acquired loans	(96)	(370)
Accretion of deferred loan fees / costs	(605)	(354)
Amortization of core deposit intangible asset	335	330
Stock-based compensation expense	55	44
Bank owned life insurance income	(199)	(139)
Depreciation and amortization of premises and equipment	354	341
Loss on sale of foreclosed assets	3	15
Deferred income tax benefit	(156)	(277)
(Increase) decrease in operating assets and (decrease) increase in operating liabilities:
Loans held-for-sale	(3,541)	(1,429)
Accrued interest receivable	(197)	(106)
Other assets	176	(2,997)
Accrued interest payable and other liabilities	(144)	2,097
Net cash from operating activities	1,572	616
Cash Flows From (Used For) Investing Activities:
Maturity of certificate of deposit	490	-
Sales of securities available-for-sale	5,275	-
Maturities, payments, calls of securities available-for-sale	16,829	9,096
Purchases of securities available-for-sale	(40,286)	(3,385)
Loan principal originations, net	(33,116)	(19,612)
Proceeds from sale of foreclosed assets	868	102
Purchases of premises and equipment	(380)	(2,658)
Sale (purchase) of restricted equity securities, net	(127)	628
Net cash used for investing activities	(50,447)	(15,829)
Cash Flows From (Used For) Financing Activities:
Net increase in deposits	49,791	33,383
Net increase (decrease) in securities sold under agreements to repurchase	(1,224)	2,190
Repayment of Federal Home Loan Bank advances	-	(20,000)
Repayment of note payable	(824)	(779)
Proceeds from exercise of common stock options and warrants	141	142
Purchase of treasury stock	(492)	-
Sale of treasury stock	198	-
Cash dividends	(2,343)	(1,882)
Net cash from financing activities	45,247	13,054
Net Change In Cash And Cash Equivalents	(3,628)	(2,159)
Cash and Cash Equivalents At Beginning Of Period	45,455	47,507
Cash and Cash Equivalents At End Of Period	$41,827	$45,348

Supplemental Disclosures Of Cash Flows Information:
Cash Payments For:
Interest paid to depositors	$2,056	$1,444
Interest paid on borrowings	$375	$466
Non-cash investing and financing activities:
Transfer of loans to foreclosed assets	$62	$-
Initial recognition of operating lease right-of-use assets	$-	$2,172
Initial recognition of operating lease liabilities	$-	$2,237

The accompanying notes are an integral part of these financial statements.

River Financial Corporation

Notes to Unaudited Consolidated Financial Statements

(amounts in thousands, except share and per share data)

Note 1 – Basis of Presentation

General

The unaudited consolidated financial statements include the accounts of River Financial Corporation (“River” or the “Company”) and its wholly owned subsidiary, River Bank & Trust (Bank). The Bank provides a full range of commercial and consumer banking services primarily in the Montgomery, Alabama metropolitan area, Autauga, Baldwin, Chilton, Coffee, Elmore, Etowah, Houston, Lee and Tallapoosa counties and surrounding counties in Alabama. We also operate a loan production office in Mobile, Alabama.  The Bank is primarily regulated by the Federal Deposit Insurance Corporation (FDIC) and undergoes periodic examinations by this regulatory agency and the Alabama Banking Department.  The Company is regulated by the Federal Reserve Bank (FRB) and is also subject to periodic examinations.

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

These interim consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and, therefore, certain information and note disclosures normally presented in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) have been omitted or abbreviated. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes as of December 31, 2019, which are contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019

Preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying disclosures. These estimates are based on management’s best knowledge of current events and actions the Company may undertake in the future. Estimates are used in accounting for, among other items, the allowance for loan losses, foreclosed asset valuations, useful lives for depreciation and amortization, fair value of financial instruments, deferred taxes, and contingencies. Estimates that are particularly susceptible to significant change for the Company include the determination of the allowance for loan losses, investment securities impairment, and assessment of deferred tax assets and liabilities, and therefore are critical accounting policies. Management does not anticipate any material changes to estimates in the near term. Factors that may cause sensitivity to the aforementioned estimates include but are not limited to: external market factors such as market interest rates and employment rates, changes to operating policies and procedures, economic conditions in our markets, and changes in applicable banking regulations. Actual results may ultimately differ from estimates, although management does not generally believe such differences would materially affect the consolidated financial statements in any individual reporting period presented.

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

The reconciliation of the components of the basic and diluted earnings per share is as follows (amounts in thousands):

	For the Three Months
	Ended March 31,
	2020	2019
Net earnings available to common shareholders	$3,705	$2,654
Weighted average common shares outstanding	6,500,387	5,698,634
Dilutive effect of stock options	79,670	93,775
Diluted common shares	6,580,057	5,792,409
Basic earnings per common share	$0.57	$0.47
Diluted earnings per common share	$0.56	$0.46

Note 3 – Investment Securities

Securities available-for-sale at March 31, 2020 and December 31, 2019 are as follows (amounts in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2020:
Securities available-for-sale:
Residential mortgage-backed	$200,197	$4,296	$(14)	$204,479
U.S. govt. sponsored enterprises	37,751	1,290	(109)	38,932
State, county, and municipal	77,904	2,760	(98)	80,566
Corporate debt obligations	2,656	6	(136)	2,526
Totals	$318,508	$8,352	$(357)	$326,503

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2019:
Securities available-for-sale:
Residential mortgage-backed	$188,944	$718	$(851)	$188,811
U.S. govt. sponsored enterprises	39,355	812	(106)	40,061
State, county, and municipal	69,908	1,986	(143)	71,751
Corporate debt obligations	2,654	26	-	2,680
Totals	$300,861	$3,542	$(1,100)	$303,303

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

Details concerning investment securities with unrealized losses as of March 31, 2020 and December 31, 2019 are as follows (amounts in thousands):

	Less Than 12 Months		More Than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2020:
Securities available-for-sale:
Residential mortgage-backed	$6,776	$12	$1,724	$2	$8,500	$14
U.S. govt. sponsored enterprises	4,932	106	860	3	5,792	109
State, county & municipal	6,418	98	-	-	6,418	98
Corporate debt obligations	1,270	136	-	-	1,270	136
Totals	$19,396	$352	$2,584	$5	$21,980	$357

December 31, 2019:
Securities available-for-sale:
Residential mortgage-backed	$83,964	$321	$39,881	$530	$123,845	$851
U.S. govt. sponsored enterprises	7,423	53	2,748	53	10,171	106
State, county & municipal	14,866	143	200	-	15,066	143
Corporate debt obligations	-	-	-	-	-	-
Totals	$106,253	$517	$42,829	$583	$149,082	$1,100

As of March 31, 2020, management does not consider securities with unrealized losses to be other-than-temporarily impaired. The unrealized losses in each category have occurred as a result of changes in interest rates, market spreads and market conditions subsequent to purchase. The Company has the ability and intent to hold its securities for a period of time sufficient to allow for a recovery in fair value. There were no other-than-temporary impairments charged to earnings during the three months ended March 31, 2020 or 2019.  The Company owned a total of 22 securities with unrealized losses of $357 thousand at March 31, 2020. As of March 31, 2020 and December 31, 2019, securities with a carrying value of approximately $90.5 million and $71.8 million, respectively, were pledged to secure public deposits as required by law. At March 31, 2020 and December 31, 2019, the carrying value of securities pledged to secure repurchase agreements was approximately $14.0 million and $14.5 million, respectively.

During the three months ended March 31, 2020, the Company sold investment securities for proceeds of  $5.3 million and realized losses of $46 thousand.  During the three months ended March 31, 2019, the Company did not sell any investment securities.

The amortized cost and estimated fair value of securities available-for-sale at March 31, 2020 and December 31, 2019, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities for residential mortgage backed securities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.  These securities are therefore not presented by maturity classification.

	March 31, 2020		December 31, 2019
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)		(In Thousands)
Securities available-for-sale
Less than 1 year	$6,809	$6,867	$8,420	$8,458
1 to 5 years	34,299	35,517	37,820	38,799
5 to 10 years	23,102	23,448	19,739	20,117
After 10 years	54,101	56,192	45,938	47,118
	118,311	122,024	111,917	114,492
Residential mortgage-backed securities	200,197	204,479	188,944	188,811
Totals	$318,508	$326,503	$300,861	$303,303

Note 4 – Loans, Allowance for Loan Losses and Credit Quality

Major classifications of loans at March 31, 2020 and December 31, 2019 are summarized as follows (amounts in thousands):

	March 31, 2020		December 31, 2019
	Amount	% of Total	Amount	% of Total
Residential real estate:
Closed-end 1-4 family - first lien	$217,490	23.4%	$211,440	23.6%
Closed-end 1-4 family - junior lien	8,865	1.0%	7,653	0.9%
Multi-family	15,666	1.7%	18,125	2.0%
Total residential real estate	242,021	26.1%	237,218	26.5%
Commercial real estate:
Nonfarm nonresidential	290,444	31.2%	288,930	32.2%
Farmland	23,455	2.5%	21,089	2.4%
Total commercial real estate	313,899	33.7%	310,019	34.6%
Construction and land development:
Residential	64,983	7.0%	53,386	6.0%
Other	59,318	6.4%	60,140	6.7%
Total construction and land development	124,301	13.4%	113,526	12.7%
Home equity lines of credit	46,507	5.0%	47,410	5.3%
Commercial loans:
Other commercial loans	145,456	15.6%	136,301	15.2%
Agricultural	8,106	0.9%	2,826	0.3%
State, county, and municipal loans	22,942	2.5%	22,159	2.4%
Total commercial loans	176,504	19.0%	161,286	17.9%
Consumer loans	39,805	4.3%	40,397	4.5%
Total gross loans	943,037	101.5%	909,856	101.5%
Allowance for loan losses	(9,933)	-1.1%	(8,679)	-1.0%
Net discounts	(2,067)	-0.2%	(2,647)	-0.3%
Net deferred loan fees and discounts	(1,493)	-0.2%	(1,425)	-0.2%
Net loans	$929,544	100.0%	$897,105	100.0%

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

	Real Estate Mortgage Loans
			Construction	Home Equity
			and Land	Lines
Allowance for Loan Losses	Residential	Commercial	Development	Of Credit	Commercial	Consumer	Total
Balance - December 31, 2019	$1,412	$3,601	$987	$344	$1,910	$425	$8,679
Provision(credit) for loan losses	(405)	1,714	414	(125)	(208)	(74)	1,316
Loan charge-offs	-	-	-	-	(62)	(62)	(124)
Loan recoveries	1	4	5	1	35	16	62
Balance - March 31, 2020	$1,008	$5,319	$1,406	$220	$1,675	$305	$9,933

Ending balance:
Individually evaluated for impairment	$34	$-	$-	$-	$300	$-	$334
Collectively evaluated for impairment	974	5,319	1,406	220	1,375	305	9,599
Total	$1,008	$5,319	$1,406	$220	$1,675	$305	$9,933

Loans:
Individually evaluated for impairment	$741	$2,464	$143	$314	$407	$-	$4,069
Collectively evaluated for impairment	240,801	310,454	124,133	46,193	176,020	39,775	937,376
Acquired loans with deteriorated credit quality	479	981	25	-	77	30	1,592
Total	$242,021	$313,899	$124,301	$46,507	$176,504	$39,805	$943,037

	Real Estate Mortgage Loans
			Construction	Home Equity
			and Land	Lines
Allowance for Loan Losses	Residential	Commercial	Development	Of Credit	Commercial	Consumer	Total
Balance - December 31, 2018	$1,579	$1,961	$942	$394	$1,375	$326	$6,577
Provision for loan losses	80	268	(20)	24	177	11	540
Loan charge-offs	(2)	-	-	-	(75)	(41)	(118)
Loan recoveries	1	92	3	-	28	5	129
Balance - March 31, 2019	$1,658	$2,321	$925	$418	$1,505	$301	$7,128

Ending balance:
Individually evaluated for impairment	$507	$44	$5	$-	$311	$12	$879
Collectively evaluated for impairment	1,151	2,277	920	418	1,194	289	6,249
Total	$1,658	$2,321	$925	$418	$1,505	$301	$7,128

Loans:
Individually evaluated for impairment	$2,007	$2,458	$155	$325	$427	$51	$5,423
Collectively evaluated for impairment	190,177	220,433	112,319	41,339	131,295	32,490	728,053
Acquired loans with deteriorated credit quality	318	51	65	-	62	69	565
Total	$192,502	$222,942	$112,539	$41,664	$131,784	$32,610	$734,041

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

Treatment of Pandemic-related Loan Modifications Pursuant to the CARES Act and Interagency Statement

Section 4013 of the CARES Act, enacted on March 27, 2020, provides that, from the period beginning March 1, 2020 until the earlier of December 31, 2020 or the date that is 60 days after the date on which the national emergency concerning the COVID-19 pandemic declared by the President of the United States under the National Emergencies Act terminates (the “applicable period”), we may elect to suspend GAAP for loan modifications related to the pandemic that would otherwise be categorized as troubled debt restructurings (TDR) and suspend any determination of a loan modified as a result of the effects of the pandemic as being a TDR, including impairment for accounting purposes. The suspension is applicable for the term of the loan modification that occurs during the applicable period for a loan that was not more than 30 days past due as of December 31, 2019. The suspension is not applicable to any adverse impact on the credit of a borrower that is not related to the pandemic.

In addition, our banking regulators and other financial regulators, on March 22, 2020 and revised April 7, 2020, issued a joint interagency statement titled the “Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus” that encourages financial institutions to work prudently with borrowers who are or may be unable to meet their contractual payment obligations due to the effects of the COVID-19 pandemic. Pursuant to the interagency statement, loan modifications that do not meet the conditions of Section 4013 of the CARES Act may still qualify as a modification that does not need to be accounted for as a TDR. Specifically, the agencies confirmed with the staff of the Financial Accounting Standards Board that short-term modifications made in good faith in response to the pandemic to borrowers who were current prior to any relief are not TDRs under GAAP. This includes short-term (e.g. six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or delays in payment that are insignificant. Borrowers considered current are those that are less than 30 days past due on their contractual payments at the time a modification program is implemented. Appropriate allowances for loan and lease losses are expected to be maintained. With regard to loans not otherwise reportable as past due, financial institutions are not expected to designate loans with deferrals granted due to the pandemic as past due because of the deferral. The interagency statement also states that during short-term pandemic-related loan modifications, these loans generally should not be reported as nonaccrual.

We have received requests from our borrowers for loan and lease deferrals and modifications include the deferral of principal payments or the deferral of principal and interest payments for terms generally 90-180 days. Requests are evaluated individually and approved modifications are based on the unique circumstances of each borrower.  As of May 4, 2020, the Bank had placed approximately $117 million of loans on a loan deferral plan as part of COVID-19 modifications. Of the loans participating in the deferral program, approximately 96 million have deferrals of principal and interest for three months and approximately $21 million have deferrals of principal only for six months. In accordance with Section 4013 of the CARES Act and the interagency statement, we have not accounted for such loans as TDRs, nor have we designated them as past due or nonaccrual.

The following table presents impaired loans by class of loans as of March 31, 2020 (amounts in thousands).  Purchased credit-impaired loans are not included in these tables because they are carried at fair value and accordingly have no related associated allowance.

Nonaccruing Impaired Loans	Unpaid Principal Balance	Recorded Investment	Impaired Loans With No Allowance	Impaired Loans With Allowance	Allowance for Loan Losses
Mortgage loans on real estate:
Residential real estate	$377	$377	$267	$110	$34
Commercial real estate	525	525	525	-	-
Construction and land development	-	-	-	-	-
Total mortgage loans on real estate	902	902	792	110	34
Home equity lines of credit	214	214	214	-	-
Commercial loans	134	134	-	134	134
Consumer loans	-	-	-	-	-
Total Loans	$1,250	$1,250	$1,006	$244	$168

Accruing Impaired Loans	Unpaid Principal Balance	Recorded Investment	Impaired Loans With No Allowance	Impaired Loans With Allowance	Allowance for Loan Losses
Mortgage loans on real estate:
Residential real estate	$364	$364	$364	$-	$-
Commercial real estate	1,939	1,939	1,939	-	-
Construction and land development	206	143	143	-	-
Total mortgage loans on real estate	2,509	2,446	2,446	-	-
Home equity lines of credit	100	100	100	-	-
Commercial loans	274	273	107	166	166
Consumer loans	-	-	-	-	-
Total Loans	$2,883	$2,819	$2,653	$166	$166

Total Impaired Loans	Unpaid Principal Balance	Recorded Investment	Impaired Loans With No Allowance	Impaired Loans With Allowance	Allowance for Loan Losses
Mortgage loans on real estate:
Residential real estate	$741	$741	$631	$110	$34
Commercial real estate	2,464	2,464	2,464	-	-
Construction and land development	206	143	143	-	-
Total mortgage loans on real estate	3,411	3,348	3,238	110	34
Home equity lines of credit	314	314	314	-	-
Commercial loans	408	407	107	300	300
Consumer loans	-	-	-	-	-
Total Loans	$4,133	$4,069	$3,659	$410	$334

The following table presents impaired loans by class of loans as of December 31, 2019 (amounts in thousands).  Purchased credit-impaired loans are not included in these tables because they are carried at fair value and accordingly have no related associated allowance.

Nonaccruing Impaired Loans	Unpaid Principal Balance	Recorded Investment	Impaired Loans With No Allowance	Impaired Loans With Allowance	Allowance for Loan Losses
Mortgage loans on real estate:
Residential real estate	$114	$114	$-	$114	$19
Commercial real estate	-	-	-	-	-
Construction and land development	-	-	-	-	-
Total mortgage loans on real estate	114	114	-	114	19
Home equity lines of credit	214	214	214	-	-
Commercial loans	136	136	-	136	136
Consumer loans	-	-	-	-	-
Total Loans	$464	$464	$214	$250	$155

Accruing Impaired Loans	Unpaid Principal Balance	Recorded Investment	Impaired Loans With No Allowance	Impaired Loans With Allowance	Allowance for Loan Losses
Mortgage loans on real estate:
Residential real estate	$479	$479	$479	$-	$-
Commercial real estate	2,304	2,304	2,014	290	7
Construction and land development	210	146	146	-	-
Total mortgage loans on real estate	2,993	2,929	2,639	290	7
Home equity lines of credit	100	100	100	-	-
Commercial loans	276	276	109	167	167
Consumer loans	-	-	-	-	-
Total Loans	$3,369	$3,305	$2,848	$457	$174

Total Impaired Loans	Unpaid Principal Balance	Recorded Investment	Impaired Loans With No Allowance	Impaired Loans With Allowance	Allowance for Loan Losses
Mortgage loans on real estate:
Residential real estate	$593	$593	$479	$114	$19
Commercial real estate	2,304	2,304	2,014	290	7
Construction and land development	210	146	146	-	-
Total mortgage loans on real estate	3,107	3,043	2,639	404	26
Home equity lines of credit	314	314	314	-	-
Commercial loans	412	412	109	303	303
Consumer loans	-	-	-	-	-
Total Loans	$3,833	$3,769	$3,062	$707	$329

The following table presents the average recorded investment in impaired loans and the interest income recognized on impaired loans in the three months ended March 31, 2020 and 2019 by loan category (amounts in thousands).

	Three Months Ended			Three Months Ended
	March 31, 2020			March 31, 2019
	Average	Ending		Average	Ending
	Recorded	Recorded	Interest	Recorded	Recorded	Interest
	Investment	Investment	Income	Investment	Investment	Income
Mortgage loans on real estate:
Residential real estate	$667	$741	$5	$2,007	$2,007	$6
Commercial real estate	2,384	2,464	25	2,212	2,458	30
Construction and land development	144	143	2	156	155	2
Total mortgage loans on real estate	3,195	3,348	32	4,375	4,620	38
Home equity lines of credit	314	314	1	212	325	2
Commercial loans	410	407	4	344	427	5
Consumer loans	-	-	-	171	51	2
Total Loans	$3,919	$4,069	$37	$5,102	$5,423	$47

The following tables present the aging of loans and non-accrual loans as of March 31, 2020 and December 31, 2019, by class of loans (amounts in thousands).

	Accruing Loans
As of March 31, 2020	Current	30-89 Days Past Due	90+ Days Past Due	Nonaccrual Loans	Total Loans
Mortgage loans on real estate:
Residential real estate	$239,386	$1,687	$-	$948	$242,021
Commercial real estate	311,879	766	-	1,254	313,899
Construction and land development	124,221	59	-	21	124,301
Total mortgage loans on real estate	675,486	2,512	-	2,223	680,221
Home equity lines of credit	46,151	100	-	256	46,507
Commercial loans	175,783	475	-	246	176,504
Consumer loans	39,175	410	-	220	39,805
Total Loans	$936,595	$3,497	$-	$2,945	$943,037

	Accruing Loans
As of December 31, 2019	Current	30-89 Days Past Due	90+ Days Past Due	Nonaccrual Loans	Total Loans
Mortgage loans on real estate:
Residential real estate	$235,339	$1,190	$-	$689	$237,218
Commercial real estate	309,051	226	-	742	310,019
Construction and land development	112,916	534	-	76	113,526
Total mortgage loans on real estate	657,306	1,950	-	1,507	660,763
Home equity lines of credit	47,003	150	-	257	47,410
Commercial loans	160,288	788	-	210	161,286
Consumer loans	40,004	142	-	251	40,397
Total Loans	$904,601	$3,030	$-	$2,225	$909,856

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be Pass rated loans. As of March 31, 2020 and December 31, 2019, and based on the most recent analysis performed as of those dates, the risk category of loans by class of loans is as follows (amounts in thousands):

As of March 31, 2020	Pass	Special Mention	Substandard	Doubtful	Total
Mortgage loans on real estate:
Residential real estate	$236,827	$3,443	$1,751	$-	$242,021
Commercial real estate	301,670	7,964	4,265	-	313,899
Construction and land development	122,896	1,107	298	-	124,301
Total mortgage loans on real estate	661,393	12,514	6,314	-	680,221
Home equity lines of credit	46,151	-	356	-	46,507
Commercial loans	168,802	6,905	797	-	176,504
Consumer loans	39,117	356	332	-	39,805
Total Loans	$915,463	$19,775	$7,799	$-	$943,037

As of December 31, 2019	Pass	Special Mention	Substandard	Doubtful	Total
Mortgage loans on real estate:
Residential real estate	$232,017	$3,589	$1,612	$-	$237,218
Commercial real estate	298,980	7,204	3,835	-	310,019
Construction and land development	111,883	1,420	223	-	113,526
Total mortgage loans on real estate	642,880	12,213	5,670	-	660,763
Home equity lines of credit	46,994	59	357	-	47,410
Commercial loans	158,969	1,482	835	-	161,286
Consumer loans	39,564	389	444	-	40,397
Total Loans	$888,407	$14,143	$7,306	$-	$909,856

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

Loans and mortgage loans held-for-sale – The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. When a loan is identified as individually impaired, management measures impairment using one of three methods. These methods include collateral value, market value of similar debt, and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. As of March 31, 2020 and December 31, 2019, impaired loans were evaluated based on the fair value of the collateral. Impaired loans for which an allowance is established based on the fair value of collateral, or loans that were charged down according to the fair value of collateral, require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price, the Company records the impaired loan as nonrecurring Level 2. When the fair value is based on an appraised value, the Company records the impaired loan as nonrecurring Level 3.

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

Note payable – For disclosure purposes the carrying amount of the adjustable rate note payable approximates fair value.

Commitments to extend credit and standby letters of credit - Because commitments to extend credit and standby letters of credit are generally short-term and made using variable rates, the carrying value and estimated fair value associated with these instruments are immaterial.

Assets and liabilities measured at fair value on a recurring basis - The only assets and liabilities measured at fair value on a recurring basis are our securities available-for-sale.  There were no transfers between levels during the period.  Information related to the Company’s assets and liabilities measured at fair value on a recurring basis at March 31, 2020 and December 31, 2019 is as follows: (amounts in thousands)

	Fair Value Measurements At Reporting Date Using:
March 31, 2020	Fair Value	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Securities available-for-sale:
Residential mortgage -backed	$204,479	$-	$204,479	$-
U.S. government sponsored enterprises	38,932	-	38,932	-
State, county, and municipal	80,566	-	80,566	-
Corporate debt obligations	2,526	-	2,526	-
Totals	$326,503	$-	$326,503	$-

	Fair Value Measurements At Reporting Date Using:
December 31, 2019	Fair Value	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Securities available-for-sale:
Residential mortgage -backed	$188,811	$-	$188,811	$-
U.S. government sponsored enterprises	40,061	-	40,061	-
State, county, and municipal	71,751	-	71,751	-
Corporate debt obligations	2,680	-	2,680	-
Totals	$303,303	$-	$303,303	$-

Assets measured at fair value on a nonrecurring basis – The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a nonrecurring basis are included in the table below as of March 31, 2020 and December 31, 2019 (amounts in thousands):

	Fair Value Measurements At Reporting Date Using:
March 31, 2020	Fair Value	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$3,735	$-	$-	$3,735
Foreclosed assets	565	-	-	565
Totals	$4,300	$-	$-	$4,300

December 31, 2019	Fair Value	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$3,440	$-	$-	$3,440
Foreclosed assets	1,404	-	-	1,404
Totals	$4,844	$-	$-	$4,844

The Company has estimated the fair values of these assets using Level 3 inputs, specifically the appraised value of the collateral. Impaired loan balances represent those collateral dependent impaired loans where management has estimated the credit loss by comparing the loan’s carrying value against the expected realizable fair value of the impaired loan for the amount of the credit loss.

The estimated fair values, and related carrying or notional amounts, of the Company’s financial instruments as of March 31, 2020 and December 31, 2019 are as follows (amounts in thousands):

		Estimated Fair Value
March 31, 2020	Carrying Amount	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$41,827	$41,827	$-	$-
Certificates of deposit in banks	4,347	-	4,347	-
Securities available-for-sale	326,503	-	326,503	-
Loans held-for-sale	9,826	-	9,826	-
Loans receivable	929,544	-	955,370	3,735
Bank owned life insurance	28,418	-	28,418	-
Restricted equity securities	1,789	-	-	1,789
Accrued interest receivable	4,038	-	4,038	-
Financial liabilities:
Deposits	1,224,090	-	1,218,866	-
Accrued interest payable	594	-	594	-
Securities sold under agreements to repurchase	7,483	-	7,483	-
Note payable	22,949	-	22,949	-

		Estimated Fair Value
December 31, 2019	Carrying Amount	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$45,455	$45,455	$-	$-
Certificates of deposit in banks	4,836	-	4,836	-
Securities available-for-sale	303,303	-	303,303	-
Loans held-for-sale	6,285	-	6,285	-
Loans receivable	897,105	-	903,303	3,440
Bank owned life insurance	28,219	-	28,219	-
Restricted equity securities	1,650	-	-	1,650
Accrued interest receivable	3,841	-	3,841	-
Financial liabilities:
Deposits	1,174,299	-	1,146,130	-
Accrued interest payable	614	-	614	-
Securities sold under agreements to repurchase	8,707	-	8,707	-
Note payable	23,773	-	23,773	-

The estimated fair values of the standby letters of credit and loan commitments on which the committed interest rate is less than the current market rate are insignificant at March 31, 2020 and December 31, 2019.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers.  The ASU replaces most existing revenue recognition guidance in GAAP.  The new standard was effective for the Company on January 1, 2018.  Adoption of ASU 2014-09 did not have a material impact on the Company’s consolidated financial statements and related disclosures as the Company’s primary sources of revenues are derived from interest and dividends earned on loans, investment securities, and other financial instruments that are not within the scope of ASU 2014-09.  The Company’s revenue recognition pattern for revenue streams within the scope of ASU 2014-09, including but not limited to services charges on deposit accounts and credit card fees, did not change significantly from current practice.

Note 7 – Defined Contribution Plan

The Company provides a 401(k) employee stock ownership plan (KSOP), which covers substantially all of the Company’s employees who are eligible, as to age and length of service. A participant may elect to make contributions up to $19.5 thousand and $19 thousand of the participant’s annual compensation in 2020 and 2019, respectively. The Company makes contributions up to 3% of each participant’s annual compensation and the Company matches 50% of the next 2% contributed by the employee. Contributions to the plan by Company were approximately $147 thousand and $119 thousand for the three months ended March 31, 2020 and 2019, respectively.  Outstanding shares of the Company’s common stock allocated to participants at March 31, 2020 and December 31, 2019 totaled 88,366 shares and there were no unallocated shares. These shares are treated as outstanding for purposes of calculating earnings per share and dividends on these shares are included in the Consolidated Statements of Stockholders’ Equity.

The Company’s KSOP includes a put option for shares of the Company’s common stock distributed from the KSOP. Shares are distributed from the KSOP primarily to separate vested participants and certain eligible participants who elect to diversify their account balances. Since the Company’s common stock is not currently traded on an established securities market, if the owners of distributed shares desire to sell their shares, the Company is required to purchase the shares at fair value during two put option periods following the distribution of the shares from the KSOP. The first put option period is within sixty days following the distribution of the shares from the KSOP.  The second put option period begins on the first day of the fifth month of the plan year for a sixty day period. The fair value of distributed shares subject to the put option totaled $0 as of March 31, 2020 and December 31, 2019. The cost of the KSOP shares totaled $1.84 million as of March 31, 2020 and December 31, 2019. Due to the Company’s obligation under the put option, the distributed shares and KSOP shares are classified as temporary equity in the mezzanine section of the consolidated statements of financial condition and totaled $1.84 million as of March 31, 2020 and December 31, 2019. The fair value of the KSOP shares totaled $2.45 million as of March 31, 2020 and December 31, 2019.

Note 8 – Acquisitions

On October 31, 2019, the Company completed its merger with Trinity Bancorp, Inc. (Trinity), a bank holding company headquartered in Dothan, Alabama.  At that time, Trinity’s wholly-owned banking subsidiary, Trinity Bank was merged with and into RB&T.  Trinity Bank had a total of three banking locations located in Dothan and Enterprise, Alabama.  Upon consummation of the acquisition, Trinity was merged with and into the Company, with the Company as the surviving entity in the merger.  Trinity’s common shareholders received .44627 shares of River Financial Corporation common stock and approximately $3.50 in cash in exchange for each share of Trinity’s common stock.  The company paid cash totaling $6.1 million and issued 779,034 shares of River Financial Corporation common stock.  The aggregate estimated value of the consideration given was approximately $27.1 million.  The Company recorded $9.5 million of goodwill, which is nondeductible for tax purposes, as this acquisition was a nontaxable transaction.  Merger expenses of approximately $1.42 million were charged directly to other noninterest expenses.

On October 31, 2018, the Company completed its merger with PSB Bancshares, Inc. (PSB), a bank holding company headquartered in Clanton, Alabama. At that time, PSB’s wholly-owned banking subsidiary, Peoples Southern Bank was merged with and into RB&T. Peoples Southern Bank had a total of three banking locations located in Clanton, and Thorsby, Alabama. Upon consummation of the acquisition, PSB was merged with and into the Company, with the Company as the surviving entity in the merger. PSB’s common shareholders received sixty (60) shares of the Company’s common stock and $6,610 in cash in exchange for each share of PSB’s common stock. The Company paid cash totaling $24.5 million and issued 222,360 shares of the Company’s common stock. The aggregate estimated value of the consideration given was approximately $30.5 million. The Company recorded $8.2 million of goodwill, which is nondeductible for tax purposes, as this acquisition was a nontaxable transaction. Merger expenses of approximately $1.84 million were charged directly to other noninterest expenses.

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

Lease Right-of-Use Assets	Classification on Consolidated Statement of Condition	March 31, 2020	December 31, 2019
Operating lease right-of-use assets	Other Assets	$1,844	$1,912

Lease Liabilities	Classification on Consolidated Statement of Condition	March 31, 2020	December 31, 2019
Operating lease liabilities	Accrued interest payable and other liabilities	$1,923	$1,987

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

	March 31, 2020	December 31, 2019
Weighted-average remaining lease term for operating leases	6.92 Years	7.09 Years
Weighted-average discount rate for operating leases	6.00%	6.00%

Future minimum payments for operating leases with initial or remaining terms of one year or more as of March 31, 2020 were as follows:

Operating Leases
April 1, 2020 - March 31, 2021	$380
April 1, 2021 - March 31, 2022	355
April 1, 2022 - March 31, 2023	355
April 1, 2023 - March 31, 2024	355
April 1, 2024 - March 31, 2025	213
Afterward	709
Total future minimum lease payments	2,367
Amounts representing interest	(444)
Present value of net future minimum lease payments	$1,923

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with our condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q, as well as our audited consolidated financial statements and related notes thereto for the year ended December 31, 2019, which are contained in the Annual Report on Form 10-K for the year ended December 31, 2019. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions that could cause actual results to differ materially from our expectations. Factors that could cause such differences are discussed in our 2019 Annual Report on Form 10-K under “Part I, Item 1A - Risk Factors.” We assume no obligation to update any of these forward-looking statements.

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

Current Developments regarding COVID-19

As a result of the COVID-19 pandemic, and the potential adverse effects it may have on our customers, including our loan and depositor relationships, we are assessing how such developments could affect our business and operations.   We have taken the following steps to operate in an environment that is safe for both our employees and customers (and the public in general) and have implemented guidelines and programs to assist our customers and help ensure the safe and sound operation of our bank.

Daily Operations

1.  We have established social distancing policies in keeping with federal and state of Alabama guidelines to help ensure the health of our employees.  To the extent possible, we have encouraged our employees to work from home remotely, and we believe such steps have been welcomed by, and helpful to, our employees.

2.  Similarly, we have closed our lobbies at our main office and branches and public areas to walk-in business, and we permit in-person visits by customers and others by appointment only.   Among other things, by appointment, customers may have in-persons meetings at our facilities, consistent with social distancing policies, including customers who may wish to have access to their safe deposit boxes.

3.  Our drive through facilities at all our locations remain open for customer service, and we believe that the drive-through option for customers has worked well.  All of our ATM locations are operative.

We expect to continue with the foregoing procedures until both the federal and state guidance provides comfort that a return to a more normal operation environment is advisable and we, too, are comfortable with such return.

Participation in Government Programs

We are participating in several government programs designed to assist customers, to bolster the economy and to provide protection for the Bank.

Paycheck Protection Program

The Bank has participated as a lender in the Small Business Administration’s (SBA) Paycheck Protection Program (PPP) as established by the Coronavirus Aid, Relief, and Economic Security (CARES) Act.  The PPP was established under the CARES Act to provide up to $349 billion of unsecured low interest rate loans to small businesses that have been impacted by the COVID-19 pandemic.  Subsequent legislation was enacted to authorize an additional $310 billion in PPP loans.  The PPP loans are 100% guaranteed by the SBA.  The loans have a fixed interest rate of 1%, payments of interest and principal are deferred for the first six months and the loans mature two years from origination.  PPP loans are forgiven by the SBA (which makes forgiveness payments directly to the lender) to the extent the borrower uses the proceeds of the loan for certain purposes (primarily to fund payroll costs) during the eight-week period following origination and maintains certain employee and compensation levels.  Lenders receive processing fees from the SBA for originating the PPP loans which are based on a percentage of the loan amount.  As of May 4, 2020, the Bank has made approximately 1,966 PPP loans in the aggregate amount of approximately $160.7 million.

Federal Reserve Paycheck Protection Program Liquidity Facility

The Bank plans to participate in the Federal Reserve’s Paycheck Protection Program Liquidity Facility (PPPLF).  Pursuant to the PPPLF, a bank may pledge its PPP loans as collateral to its regional Federal Reserve Bank and in return receive a non-recourse loan in the principal amount of such pledged PPP loans.  The interest rate on the PPPLF loan is 35 basis points and it has to be repaid as the underlying pledged PPP loans are repaid (whether due to loan forgiveness payments by SBA, payments made by SBA under the guaranty, or payments made by the borrower).  On April 9, 2020, the federal bank regulatory agencies announced an Interim Final Rule to modify the agencies’ capital rules to neutralize the regulatory capital effects of participating in the PPPLF.  The Interim Final Rule provides that an institution may exclude PPP Loans pledged as collateral under the PPPLF from total leverage exposure, average total consolidated assets, advanced approaches total risk-weighted assets and standardized total risk-weighted assets when calculating its regulatory capital ratios.

Main Street Lending Program

On April 9, 2020, the U.S. Department of the Treasury (Treasury) and the Federal Reserve Board announced several additional initiatives aimed at promoting maximum employment and stabilizing the economy, including the Main Street Lending Program (MSLP). The MSLP, as amended through April 30, 2020, establishes three new loan facilities for eligible borrowers: the Main Street New Loan Facility, the Main Street Expanded Loan Facility, and the Main Street Priority Loan Facility. The Federal Reserve has provided certain details and term sheets regarding the MSLP, but has not yet launched this program.  These loans can be either new loans or expanded existing loans, with terms of up to four years and with principal and interest payments deferred for one year. The loans can be secured or unsecured.  The interest rate on program loans will be one or three month LIBOR plus 300 basis points. Unlike the PPP, loans under the MSLP are not forgivable. There are a number of restrictions placed upon borrowers under the program, including restrictions on dividend payments, share buybacks and executive compensation through the first anniversary of the payoff of such loans. Borrowers are also restricted in the manner in which loan proceeds may be used (for example, it cannot use loan proceeds to pay existing debt of the lender).

The Federal Reserve is establishing a Special Purpose Vehicle to purchase participation interests in eligible loans made under the MSLP.  The Treasury is providing $75 billion to fund the Federal Reserve’s special purpose vehicle that will buy MSLP loan participations from eligible lenders.

Eligible lenders are federally insured depository institutions, their holding companies and subsidiaries and foreign banks U.S. branches.  Eligible lenders will originate the MSLP loans and are required to hold 5-15% of these loans, depending on the facility, and will sell the remainder of the MSLP loans as participation interests to the Federal Reserve’s MSLP special purpose vehicle.

Details about these facilities and the MSLP are subject to additional guidance and modification by the Treasury and Federal Reserve in the forthcoming weeks. The Bank plans to closely review the program’s terms and conditions and will consider participating as a lender.

Our Business

We are a bank holding company headquartered in Prattville, Alabama. We engage in the business of banking through our wholly-owned banking subsidiary, River Bank & Trust, which we may refer to as the “Bank,” or “River Bank.” Through the Bank, we provide a broad array of financial services to businesses, business owners, professionals, and consumers. As of March 31, 2020, we operated seventeen full-service banking offices in Alabama in the cities of Montgomery, Prattville, Millbrook, Wetumpka, Auburn, Opelika, Gadsden, Alexander City, Daphne, Clanton, Dothan, Enterprise, and Thorsby, Alabama.  We also have a loan production office in Mobile, Alabama.

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

Overview of First Quarter 2020 Results

Net income was $3.7 million in the quarter ended March 31, 2020, compared with $2.7 million in the quarter ended March 31, 2019. Several significant measures from the 2020 first quarter include:

•	Net interest margin (taxable equivalent) of 3.97%, compared with 3.96% for the first quarter of 2019.
•	Net interest income increase of $2.9 million for the quarter ended March 31, 2020, representing a 30.36% rate of increase over the quarter ended March 31, 2019.
•	Annualized return on average earning assets for the quarter ended March 31, 2020 of 1.18% compared with 1.08% for the quarter ended March 31, 2019.
•	Annualized return on average equity for the quarter ended March 31, 2020 of 9.98% compared with 9.44% for the quarter ended March 31, 2019.
•	Loan increase of $33.7 million during the quarter, representing a 14.88% annualized growth rate.
•	Securities available-for-sale increase of $23.2 million during the quarter, representing a 30.60% annualized increase for the quarter.
•	Deposit increase of $49.8 million during the quarter, representing a 16.96% annualized growth rate.
•	Stockholders’ equity increase of $5.4 million during the quarter representing a 14.94% annualized growth rate.
•	Book value per share of $23.45 at March 31, 2020, compared with $22.66 per share at December 31, 2019.
•	Tangible book value per share of $18.40 at March 31, 2020, compared with $17.55 at December 31, 2019.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared based on the application of certain accounting policies, the most significant of which are described in the notes to the financial statements for the year ended December 31, 2019, which are contained in our Annual Report filed on Form 10-K. Certain of these policies require numerous estimates and strategic or economic assumptions that may prove inaccurate or subject to variation and may significantly affect our reported results and financial position for the current period or future periods. The use of estimates, assumptions, and judgment is necessary when financial assets and liabilities are required to be recorded at, or adjusted to reflect fair value. Assets carried at fair value inherently result in more financial statement volatility. Fair values and information used to record valuation adjustments for certain assets and liabilities are based on quoted market prices or are provided by other independent third-party sources, when available. When such information is not available, management estimates valuation adjustments. Changes in underlying factors, assumptions or estimates in any of these areas could have a material impact on our future financial condition and results of operations.

The following briefly describes the more complex policies involving a significant amount of judgments about valuation and the application of complex accounting standards and interpretations.

Allowance for Loan Losses

We record estimated probable inherent credit losses in the loan portfolio as an allowance for loan losses. The methodologies and assumptions for determining the adequacy of the overall allowance for loan losses involve significant judgments to be made by management. Some of the more critical judgments supporting our allowance for loan losses include judgments about: creditworthiness of borrowers, estimated value of underlying collateral, assumptions about cash flow, determination of loss factors for estimating credit losses, and the impact of current events, conditions and other factors impacting the level of inherent losses. Under different conditions or using different assumptions, the actual or estimated credit losses that we may ultimately realize may be different than our estimates. In determining the allowance, we estimate losses on individual impaired loans, or groups of loans that are not impaired, where the probable loss can be identified and reasonably estimated. On a quarterly basis, we assess the risk inherent in our loan portfolio based on qualitative and quantitative trends in the portfolio, including the internal risk classification of loans, historical loss rates, changes in the nature and volume of the loan portfolio, industry or borrower concentrations, delinquency trends, detailed reviews of significant loans with identified weaknesses and the impact of local, regional and national economic factors on the quality of the loan portfolio. Based on this analysis, we may record a provision for loan losses in order to maintain the allowance at appropriate levels. For a more complete discussion of the methodology employed to calculate the allowance for loan losses, see note 1 to our consolidated financial statements for the year ended December 31, 2019, which are contained in our Annual Report on Form 10-K.

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

Comparison of the Results of Operations for the three months ended March 31, 2020 and 2019

The following is a narrative discussion and analysis of significant changes in our results of operations for the three months ended March 31, 2020 compared to the three months ended March 31, 2019.

Net Income

During the three months ended March 31, 2020, our net income was $3.7 million, compared to $2.7 million for the three months ended March 31, 2019, an increase of $1.1 million, or 39.60%.

The primary reason for the increase in net income for the first quarter of 2020 as compared to the first quarter of 2019 was an increase in net interest income. During the three months ended March 31, 2020, net interest income was $12.3 million compared to $9.4 million for the three months ended March 31, 2019, an increase of $2.9 million, or 30.36%. This increase is a result of higher levels of loan volume and other earning assets from organic growth as well as from growth through the Trinity Bank (Trinity) merger in 2019. The increase in interest income was accompanied by a corresponding increase in interest expense that resulted from deposit growth both organically and through the Trinity merger. Total noninterest income for the first quarter of 2020 was $2.4 million compared to $1.8 million for the quarter ended March 31, 2019. This increase in noninterest income was primarily the result of the $311 thousand increase in secondary market mortgage origination income.  There was also an increase of approximately $218 thousand in service charges and fees which was mostly a result of additional income from the Trinity merger.  Total noninterest expense in the first quarter of 2020 increased $1.4 million, or 19.02%, from the first quarter of 2019. This increase was due primarily due to the Trinity merger.  The most significant increase was an increase of $1.1 million in salaries and employee benefits.

Net Interest Income and Net Interest Margin Analysis

The largest component of our net income is net interest income – the difference between the income earned on interest earning assets and the interest paid on deposits and borrowed funds used to support assets. Net interest income divided by average interest earning assets represents RFC’s net interest margin. The major factors that affect net interest income and net interest margin are changes in volumes, the yield on interest earning assets and the cost of interest bearing liabilities. Our net interest margin can also be affected by economic conditions, the competitive environment, loan demand, and deposit flow. Management’s ability to respond to changes in these factors by using effective asset-liability management techniques is critical to maintaining the stability of the net interest margin and the primary source of earnings. This is discussed in greater detail under the heading “Interest Sensitivity and Market Risk”.

Comparison of net interest income for the three months ended March 31, 2020 and 2019

The following table shows, for the three months ended March 31, 2020 and 2019, the average balances of each principal category of our earning assets and interest bearing liabilities and the average taxable equivalent yields on assets and average costs of liabilities. These yields and costs are calculated by dividing the income or expense by the average daily balance of the associated assets or liabilities (amounts in thousands).

	Three Months Ended March 31, 2020			Three Months Ended March 31, 2019
		Interest			Interest
	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Yield/Rate	Balance	Expense	Yield/Rate
Interest earning assets
Loans	$920,521	$12,732	5.55%	$719,104	$9,780	5.52%
Mortgage loans held for sale	5,314	41	3.11%	1,617	15	3.78%
Investment securities:
Taxable securities	230,420	1,431	2.49%	174,903	1,097	2.54%
Tax-exempt securities	67,136	557	3.33%	54,326	437	3.27%
Interest bearing balances in other banks	34,984	130	1.50%	26,708	151	2.28%
Federal funds sold	-	-	0.00%	1,800	10	2.34%
Total interest earning assets	$1,258,375	$14,891	4.75%	$978,458	$11,490	4.76%

Interest bearing liabilities
Interest bearing transaction accounts	$273,852	$225	0.33%	$247,556	$283	0.46%
Savings and money market accounts	368,525	748	0.81%	259,063	640	1.00%
Time deposits	247,303	1,093	1.77%	163,003	560	1.39%
Short-term debt	7,158	7	0.41%	9,377	13	0.55%
Federal Home Loan Bank advances	-	-		4,667	29	2.50%
Note payable	23,374	355	6.26%	26,596	399	6.06%
Total interest bearing liabilities	$920,212	$2,428	1.06%	$710,262	$1,924	1.10%
Noninterest-bearing funding of earning assets	338,163	-	0.00%	268,196	-	0.00%
Total cost of funding earning assets	$1,258,375	$2,428	0.77%	$978,458	$1,924	0.80%
Net interest rate spread			3.69%			3.66%
Net interest income/margin (taxable equivalent)		$12,463	3.97%		$9,566	3.96%
Tax equivalent adjustment		(170)			(136)
Net interest income/margin		$12,293	3.91%		$9,430	3.91%

The following table reflects, for the three months ended March 31, 2020 and 2019, the changes in our net interest income due to variances in the volume of interest earning assets and interest bearing liabilities and variances in the associated rates earned or paid on these assets and liabilities (amounts in thousands).

	Three Months Ended March 31, 2020 vs.
	Three Months Ended March 31, 2019
		Variance
		due to
	Volume	Yield/Rate	Total
Interest earning assets
Loans	$2,883	$69	$2,952
Mortgage loans held for sale	35	(9)	26
Investment securities:
Taxable securities	363	(29)	334
Tax-exempt securities	110	10	120
Interest bearing balances in other banks	47	(68)	(21)
Federal funds sold	(10)	-	(10)
Total interest earning assets	$3,428	$(27)	$3,401

Interest bearing liabilities
Interest bearing transaction accounts	$30	$(88)	$(58)
Savings and money market accounts	273	(165)	108
Time deposits	292	241	533
Short-term debt	(4)	(2)	(6)
Federal Home Loan Bank advances	(29)	-	(29)
Note payable	(56)	12	(44)
Total interest bearing liabilities	$506	$(2)	$504

Net interest income
Net interest income (taxable equivalent)	$2,922	$(25)	$2,897
Taxable equivalent adjustment	(32)	(2)	(34)
Net interest income	$2,890	$(27)	$2,863

Total interest income for the three months ended March 31, 2020 was $14.7 million and total interest expense was $2.4 million, resulting in net interest income of $12.3 million for the period. For the same period of 2019, total interest income was $11.4 million and total interest expense was $1.9 million, resulting in net interest income of $9.4 million for the period. This represents a 30.36% increase in net interest income when comparing the same period from 2020 and 2019. When comparing the variances related to interest income for the three months ended March 31, 2020 and 2019, the increase was primarily attributed to increases in average volumes in loans and investment securities. When comparing variances related to interest expense for the three months ended March 31, 2020 and 2019, the increase resulted primarily from an increase in the average volume of non-maturity deposits and time deposits.  The increase in interest expense due to volume was partially offset by a decrease in the effective rates paid on non-maturity deposits while there was an increase in the effective rate paid on time deposits.

Provision for Loan Losses

The provision for loan losses represents a charge to earnings necessary to establish an allowance for loan losses that, in management’s evaluation, is adequate to provide coverage for estimated losses on outstanding loans and to provide for uncertainties in the economy. As a result of evaluating the allowance for loan losses at March 31, 2020, management recorded a provision of $1.3 million in the first quarter of 2020 compared to a provision of $540 thousand in the first quarter of 2019. The significant increased in the provision was primarily related to economic uncertainty caused by the COVID-19 pandemic as well as the continued loan growth from March 31, 2019 to March 31, 2020.

The allowance for loan losses is increased by a provision for loan losses, which is a charge to earnings, and it is decreased by loan charge-offs and increased by recoveries on loans previously charged off. In determining the adequacy of the allowance for loan losses, we consider our historical loan loss experience, the general economic environment, our overall portfolio composition and other relevant information. As these factors change, the level of loan loss provision changes.  When individual loans are evaluated for impairment and impairment is deemed necessary, a specific allowance is required for the impaired portion of the loan amount. Subsequent changes in the impairment amount will generally cause corresponding changes in the allowance related to the impaired loan and corresponding changes to the loan loss provision. As of March 31, 2020, the recorded allowance related to impaired loans was $334 thousand. As of March 31, 2019, the recorded allowance related to impaired loans was $879 thousand.

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

The following table sets forth the principal components of noninterest income for the periods indicated (amounts in thousands).

	For the Three Months
	Ended March 31,
	2020	2019
Service charges and fees	$1,302	$1,084
Investment brokerage revenue	35	17
Mortgage operations	734	423
Bank owned life insurance income	199	139
Net loss on sale of investment securities	(46)	-
Other noninterest income	137	135
Total noninterest income	$2,361	$1,798

Noninterest income for the three months ended March 31, 2020 was $2.4 million compared to $1.8 million for the same period in 2019.  The most significant increase was a $311 increase in secondary market mortgage operations income.  The increase of $218 thousand in service charges and fees was primarily related to an increase in the number of deposit accounts and activity within the deposit accounts which was partially a result of the Trinity merger in addition to organic growth.

Noninterest Expense

Noninterest expenses consist primarily of salaries and employee benefits, building occupancy and equipment expenses, advertising and promotion expenses, data processing expenses, legal and professional services expense and miscellaneous other operating expenses.

The following table sets forth the principal components of noninterest expense for the periods indicated (amounts in thousands).

	For the Three Months
	Ended March 31,
	2020	2019
Salaries and employee benefits	$5,079	$4,020
Occupancy expenses	581	479
Equipment rentals, depreciation, and maintenance	298	276
Telephone and communications	117	78
Advertising and business development	143	208
Data processing	740	687
Foreclosed assets, net	87	66
Federal deposit insurance and other regulatory assessments	126	98
Legal and other professional services	189	177
Other operating expense	1,346	1,226
Total noninterest expense	$8,706	$7,315

Noninterest expense for the three months ended March 31, 2020 totaled $8.7 million compared with $7.3 million for the same period of 2019. The increase in almost all noninterest expense line items were associated with the Trinity merger. The increase was primarily a result of increases in salaries and employee benefits expense. Salaries and employee benefits increased $1.1 million, or 26.34%, to $5.1 million in the first quarter of 2020 from $4.0 million in the first quarter of 2019. The number of full-time equivalent employees increased from approximately 188 at March 31, 2019 to approximately 221 at March 31, 2020 for an increase of approximately 17.55%. Occupancy expenses also increased $102 thousand which was also mostly as a result of the Trinity merger.

Provision for Income Taxes

We recognized income tax expense of $927 thousand for the three months ended March 31, 2020, compared to $719 thousand for the three months ended March 31, 2019. The effective tax rate for the three months ended March 31, 2020 was 20.0% compared to 21.3% for the same period in 2019. The effective tax rate is affected by levels of items of income that are not subject to federal and/or state taxation and by levels of items of expense that are not deductible for federal and/or state income tax purposes.

Comparison of Financial Condition at March 31, 2020 and December 31, 2019

Overview

Our total assets increased $53.5 million, or 3.92%, from December 31, 2019 to March 31, 2020. Loans, net of deferred fees and discounts, increased $33.7 million, or 3.72%, from December 31, 2019 to March 31, 2020. Securities available-for-sale increased by $23.2 million, or 7.65%, from December 31, 2019 to March 31, 2020. Cash and cash equivalents decreased $3.6 million, or 7.98% from December 31, 2019 to March 31, 2020. Total deposits increased $49.8 million, or 4.24%, from December 31, 2019 to March 31, 2020 which funded our loan growth. Total stockholders’ equity increased $5.4 million, or 3.74% from December 31, 2019 to March 31, 2020 primarily due to an increase in the net unrealized gain on securities available-for-sale along with strong earnings for the year.

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

During the three months ended March 31, 2020, we purchased investment securities totaling $40.3 million and sold investment securities with proceeds received of $5.3 million including net realized losses of $46 thousand.

The following tables summarize the amortized cost, gross unrealized gains, gross unrealized losses, and fair value of securities available-for-sale at March 31, 2020 and December 31, 2019 (amounts in thousands).

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2020:
Securities available-for-sale:
Residential mortgage-backed	$200,197	$4,296	$(14)	$204,479
U.S. govt. sponsored enterprises	37,751	1,290	(109)	38,932
State, county, and municipal	77,904	2,760	(98)	80,566
Corporate debt obligations	2,656	6	(136)	2,526
Totals	$318,508	$8,352	$(357)	$326,503

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2019:
Securities available-for-sale:
Residential mortgage-backed	$188,944	$718	$(851)	$188,811
U.S. govt. sponsored enterprises	39,355	812	(106)	40,061
State, county, and municipal	69,908	1,986	(143)	71,751
Corporate debt obligations	2,654	26	-	2,680
Totals	$300,861	$3,542	$(1,100)	$303,303

Loans

Loans are the largest category of interest earning assets and typically provide higher yields than other types of interest earning assets. Associated with the higher loan yields are the inherent credit and liquidity risks which management attempts to control and counterbalance. Total loans averaged $920.5 million during the three months ended March 31, 2020, or 73.2% of average interest earning assets, as compared to $719.1 million, or 73.5% of average interest earning assets, for the three months ended March 31, 2019. At March 31, 2020, total loans, net of deferred loan fees and discounts, were $939.5 million, compared to $905.8 million at December 31, 2019, an increase of $33.7 million, or 3.72%

The organic, or non-acquired, growth in average outstanding loans is primarily attributable to the Bank’s ability to attract new customers from other financial institutions. We have hired experienced bankers in the markets we serve, and these employees were successful in transitioning many of their former clients as well as bringing new clients to the Bank. Our bankers are expected to maintain calling efforts to develop relationships with clients, and our philosophy is to be responsive to customer needs by providing service and decisions in a timely manner. Additionally, the markets we serve have shown some signs of economic recovery over the last few years which has increased demand for the services we provide.

The following table provides a summary of the loan portfolio as of March 31, 2020, and December 31, 2019.

	March 31, 2020		December 31, 2019
	Amount	% of Total	Amount	% of Total
Residential real estate:
Closed-end 1-4 family - first lien	$217,490	23.4%	$211,440	23.6%
Closed-end 1-4 family - junior lien	8,865	1.0%	7,653	0.9%
Multi-family	15,666	1.7%	18,125	2.0%
Total residential real estate	242,021	26.1%	237,218	26.5%
Commercial real estate:
Nonfarm nonresidential	290,444	31.2%	288,930	32.2%
Farmland	23,455	2.5%	21,089	2.4%
Total commercial real estate	313,899	33.7%	310,019	34.6%
Construction and land development:
Residential	64,983	7.0%	53,386	6.0%
Other	59,318	6.4%	60,140	6.7%
Total construction and land development	124,301	13.4%	113,526	12.7%
Home equity lines of credit	46,507	5.0%	47,410	5.3%
Commercial loans:
Other commercial loans	145,456	15.6%	136,301	15.2%
Agricultural	8,106	0.9%	2,826	0.3%
State, county, and municipal loans	22,942	2.5%	22,159	2.4%
Total commercial loans	176,504	19.0%	161,286	17.9%
Consumer loans	39,805	4.3%	40,397	4.5%
Total gross loans	943,037	101.5%	909,856	101.5%
Allowance for loan losses	(9,933)	-1.1%	(8,679)	-1.0%
Net discounts	(2,067)	-0.2%	(2,647)	-0.3%
Net deferred loan fees and discounts	(1,493)	-0.2%	(1,425)	-0.2%
Net loans	$929,544	100.0%	$897,105	100.0%

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

Real estate loans are the largest component of our loan portfolio and include residential real estate loans, commercial real estate loans, and construction and land development loans. At March 31, 2020, this category totaled $680.2 million, or 72.13% of total gross loans, compared to $660.8 million, or 72.62%, at December 31, 2019. Real estate loans increased $19.4 million, or 2.94%, during the period December 31, 2019 to March 31, 2020. Commercial loans increased $15.2 million, or 9.44% during the same period. Our management team and lending officers have a great deal of experience and expertise in real estate lending and commercial lending.

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

All other loans are deemed to be unimpaired and are grouped into various homogeneous risk pools primarily utilizing regulatory reporting classification codes. The Bank’s historical loss factors are calculated for each of the risk pools based on the percentage of net losses experienced as a percentage of the average loans outstanding. The time periods utilized in these historical loss factor calculations are subjective and vary according to management’s estimate of the impact of current economic cycles. As every loan has a risk of loss, minimum loss factors are estimated based on long term trends for the Bank, the banking industry, and the economy. The greater of the calculated historical loss factors or the minimum loss factors are applied to the unimpaired loan amounts currently outstanding for the risk pool and included in the analysis of the allowance for loan losses. In addition, certain qualitative adjustments may be included by management as additional loss factors. These adjustments may include, among other things, changes in loan policy, loan administration, loan geographic or industry concentrations, loan growth rates, and experience levels of our lending officers.  The loss allocations for specifically impaired loans, smaller impaired loans not specifically measured for impairment, and unimpaired loans are totaled to determine the total required allowance for loan losses. This total is compared to the current allowance on the Bank’s books and adjustments made accordingly by a charge or credit to the provision for loan losses.

Management believes the data it uses in determining the allowance for loan losses is sufficient to estimate potential losses in the loan portfolio; however, actual results could differ from management’s estimate.

The following table presents a summary of changes in the allowance for loan losses for the periods indicated (amounts in thousands).

	As of and for the
	Three Months Ended:
	March 31,	March 31,
	2020	2019
Allowance for loan losses at beginning of period	$8,679	$6,577
Charge-offs:
Mortgage loans on real estate:
Residential real estate	-	2
Commercial real estate	-	-
Construction and land development	-	-
Total mortgage loans on real estate	-	2
Home equity lines of credit	-	-
Commercial	61	75
Consumer	63	41
Total	124	118

Recoveries:
Mortgage loans on real estate:
Residential real estate	1	1
Commercial real estate	4	92
Construction and land development	5	3
Total mortgage loans on real estate	10	96
Home equity lines of credit	1	-
Commercial	35	28
Consumer	16	5
Total	62	129

Net charge-offs (recoveries)	62	(11)
Provision for loan losses	1,316	540
Allowance for loan losses at end of period	$9,933	$7,128

Total loans outstanding, net of deferred loan fees	939,477	731,609
Average loans outstanding, net of deferred loan fees	920,521	719,104
Allowance for loan losses to period end loans	1.06%	0.97%
Net charge-offs (recoveries) to average loans (annualized)	0.03%	-0.01%

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

	March 31, 2020		December 31, 2019
		Percent of		Percent of
	Amount	Total	Amount	Total
Mortgage loans on real estate:
Residential real estate	$1,008	10.1%	$1,412	16.3%
Commercial real estate	5,319	53.5%	3,601	41.5%
Construction and land development	1,406	14.2%	987	11.4%
Total mortgage loans on real estate	7,733	77.8%	6,000	69.2%
Home equity lines of credit	220	2.2%	344	4.0%
Commercial	1,675	16.9%	1,910	22.0%
Consumer	305	3.1%	425	4.8%
Total	$9,933	100.0%	$8,679	100.0%

Nonperforming Assets

The following table presents our nonperforming assets as of the dates indicated (amounts in thousands):

	March 31,		December 31,
	2020	2019	2019
Nonaccrual loans	$2,945	$3,168	$2,225
Accruing loans past due 90 days or more	-	-	-
Total nonperforming loans	2,945	3,168	2,225
Foreclosed assets	565	335	1,404
Total nonperforming assets	$3,510	$3,503	$3,629

Allowance for loan losses to period end loans	1.06%	0.97%	0.96%
Allowance for loan losses to period end nonperforming loans	337.28%	225.00%	390.07%
Net charge-offs (recoveries) to average loans (annualized)	0.03%	-0.01%	0.11%
Nonperforming assets to period end loans and foreclosed property	0.37%	0.48%	0.40%
Nonperforming loans to period end loans	0.31%	0.43%	0.25%
Nonperforming assets to total assets	0.25%	0.32%	0.27%
Period end loans	939,477	731,609	905,784
Period end total assets	1,417,421	1,090,413	1,363,936
Allowance for loan losses	9,933	7,128	8,679
Average loans for the period	920,521	719,104	763,905
Net charge-offs for the period	62	(11)	808
Period end loans plus foreclosed property	940,042	731,944	907,188

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

The following table details the composition of our deposit portfolio as of March 31, 2020, and December 31, 2019.

	March 31, 2020		December 31, 2019
		Percent of		Percent of
	Amount	Total	Amount	Total
Demand deposits, non-interest bearing	$320,795	26.2%	$321,458	27.4%
Demand deposits, interest bearing	272,976	22.3%	280,065	23.8%
Money market accounts	309,741	25.3%	268,991	22.9%
Savings deposits	66,393	5.4%	66,067	5.6%
Time certificates of $250 thousand or more	85,399	7.0%	73,073	6.2%
Other time certificates	168,786	13.8%	164,645	14.1%
Totals	$1,224,090	100.0%	$1,174,299	100.0%

Total deposits were $1.22 billion at March 31, 2020, an increase of $50 million from December 31, 2019 with the increase resulting mainly in the balances of money market accounts and demand deposit accounts. The seasonality of these demand deposits is related to property tax collections and to agricultural production.

The following table presents the Bank’s time certificates of deposits by various maturities as of March 31, 2020 (amounts in thousands).

	All Time Deposits	Time Deposits $100 or more	Time Deposits less than $100
Three months or less	$50,348	$33,263	$17,085
Greater than three months through six months	73,607	51,950	21,657
Greater than six months through one year	69,719	46,472	23,247
Greater than one year through three years	47,203	34,122	13,081
Greater than three years	13,308	9,320	3,988
Total	$254,185	$175,127	$79,058

Other Funding Sources

We supplement our deposit funding with wholesale funding when needed for balance sheet planning and management or when the terms are attractive and will not disrupt our offering rates in our markets. A source we have used for wholesale funding is the Federal Home Loan Bank of Atlanta (FHLB). The line of credit with the FHLB is secured by pledges of various loans in our loan portfolio. At March 31, 2020, the FHLB line of credit available was $189.3 million and at December 31, 2019 it was $179.6 million. As of March 31, 2020 and December 31, 2019 we have no Federal Home Loan Bank advances outstanding.  We also have lines of credit for federal funds borrowings with other banks that totaled $38.5 million at March 31, 2020 and December 31, 2019. Furthermore, we have pledged certain loans to the Federal Reserve Bank (FRB) to secure a line of credit. At March 31, 2020, the FRB line of credit available was $129.1 million and at December 31, 2019, the FRB line of credit available was $117.2 million. We have never drawn on the FRB line of credit and consider it a contingency line of credit to be used only for emergency liquidity management.

On October 31, 2018, the Company entered into a loan agreement with CenterState Bank for $27 million.  The loan proceeds were drawn and received by the Company on October 31, 2018.  The loan proceeds were used to fund the payment of the cash consideration to the PSB shareholders of $24.5 million in accordance with the PSB merger agreement and for general corporate purposes.  The loan carries a fixed interest rate of 6%.  The loan is secured by all of the common stock of the Bank.  The balance at March 31, 2020 and December 31, 2019 was $22.9 million and $23.8 million, respectively.  Principal and interest payments are due quarterly and began in January 2019.  The final principal payment will be paid at October 30, 2025. The terms of the loan agreement require the Bank to maintain a classified assets to tier 1 capital plus ALLL ratio not to exceed 40%, a tier 1 leverage ratio of at least 8%, a total risk-based ratio of at least 12%, and a fixed charge coverage ratio of at least 1:3:1 times.  The loan agreement also requires the Bank to maintain at least $2 million in liquid assets at all times during the term of the loan.

Principal payments on the CenterState Bank Loan are due as follows:

April 1, 2020 - March 31, 2021	$3,442
April 1, 2021 - March 31, 2022	3,660
April 1, 2022 - March 31, 2023	3,888
April 1, 2023 - March 31, 2024	4,130
April 1, 2024 - March 31, 2025	4,386
Afterward	3,443
Total	$22,949

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

Cash and cash equivalents at March 31, 2020 and December 31, 2019, were $41.8 million and $45.5 million, respectively. Based on recorded cash and cash equivalents, management believes River Financial Corporation’s liquidity resources were sufficient at March 31, 2020 to fund loans and meet other cash needs as necessary.

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

Financial instruments whose contract amount represents credit risk at March 31, 2020 and December 31, 2019 were as follows  (amounts in thousands):

	March 31, 2020	December 31, 2019
Commitments to extend credit	$194,417	$196,866
Stand-by and performance letters of credit	5,141	5,000
Total	$199,558	$201,866

Contractual Obligations

While our liquidity monitoring and management considers both present and future demands for and sources of liquidity, the following table of contractual commitments focuses only on future obligations as of March 31, 2020 (amounts in thousands).

		Due after 1	Due after 3
	Due in 1	through	through	Due after
	year or less	3 years	5 years	5 years	Total
Deposits without a stated maturity	$969,905	$-	$-	$-	$969,905
Certificates of deposit of less than $100	61,989	13,081	3,899	89	79,058
Certificates of deposit of $100 or more	131,685	34,122	9,320	-	175,127
Securities sold under agreements to repurchase	7,483	-	-	-	7,483
Note payable	3,442	7,548	8,516	3,443	22,949
Operating leases	615	1,117	819	704	3,255
Total contractual obligations	$1,175,119	$55,868	$22,554	$4,236	$1,257,777

Capital Position and Dividends

At March 31, 2020 and December 31, 2019, total stockholders’ equity was $150.6 million and $145.2 million, respectively. The increase of $5.4 million resulted mainly from the net change in retained earnings and other comprehensive income for the three months ended March 31, 2020. Retained earnings for the first three months of 2020 increased $1.4 million and other comprehensive income increased $4.2 million. The ratio of stockholders’ equity to total assets was 10.63% and 10.65% at March 31, 2020 and December 31, 2019, respectively.

River Bank & Trust is subject to various regulatory capital requirements administered by the federal banking agencies. Certain items such as goodwill and other intangible assets are deducted from total capital in arriving at the various regulatory capital measures such as Common Equity Tier 1capital, Tier 1 capital, and total risk based capital. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on River Financial Corporation’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, River Bank & Trust must meet specific capital guidelines that involve quantitative measures of the bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory regulations and guidelines. River Bank & Trust’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

River Bank & Trust is eligible to utilize the community bank leverage ratio (CBLR) framework.  The Bank has evaluated this option and has elected not to utilize the CBLR framework at this time, but may do so in the future.

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

Management believes, as of March 31, 2020, that the Bank meets all capital adequacy requirements to which it is subject. The following table presents the Bank’s capital amounts and ratios as of March 31, 2020 with the required minimum levels for capital adequacy purposes including the phase in of the capital conservation buffer under Basel III and minimum levels to be well capitalized (as defined) under the regulatory prompt corrective action regulations.

As of March 31, 2020:
					To Be Well Capitalized
			Required For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (To Risk-Weighted Assets)	$145,025	13.976%	$108,954	>= 10.500%	$103,766	>= 10.00%
Common Equity Tier 1 Capital (To Risk-Weighted Assets)	135,093	13.019%	72,636	>= 7.000%	67,448	>= 6.50%
Tier 1 Capital (To Risk-Weighted Assets)	135,093	13.019%	88,201	>= 8.500%	83,013	>= 8.00%
Tier 1 Capital (To Average Assets)	135,093	10.024%	53,906	>= 4.000%	67,382	>= 5.00%

Management believes, as of December 31, 2019, that the Bank met all capital adequacy requirements to which it was subject at the time. The following table presents the Bank’s capital amounts and ratios as of December 31, 2019 with the required minimum levels for capital adequacy purposes and minimum levels to be well capitalized (as defined) under the prompt corrective action regulations.

As of December 31, 2019:
					To Be Well Capitalized
			Required For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (To Risk-Weighted Assets)	$143,039	14.351%	$104,658	>= 10.500%	$99,674	>= 10.00%
Common Equity Tier 1 Capital (To Risk-Weighted Assets)	134,359	13.480%	69,772	>= 7.000%	64,788	>= 6.50%
Tier 1 Capital (To Risk-Weighted Assets)	134,359	13.480%	84,723	>= 8.500%	79,739	>= 8.00%
Tier 1 Capital (To Average Assets)	134,359	10.730%	50,086	>= 4.000%	62,607	>= 5.00%

River Financial Corporation’s principal source of funds for dividend payments and debt service is dividends received from River Bank & Trust. There are statutory limitations on the payment of dividends by River Bank & Trust to River Financial Corporation. As of March 31, 2020, the maximum amount the Bank could dividend to River Financial Corporation without prior regulatory authority approval was approximately $17.1 million. In addition to dividend restrictions, federal statutes prohibit unsecured loans from banks to bank holding companies.

During the three months ending March 31, 2020 there were-no incentive stock options issued. During the same period, there were 34,125 incentive stock options exercised at a weighted average exercise price of $13.87 per share. A total of 394,500 incentive stock options were outstanding as of March 31, 2020 with a weighted average exercise price of $21.97 per share and a weighted average remaining life of 7.23 years.

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

The following table illustrates our interest rate sensitivity at March 31, 2020, assuming the relevant assets and liabilities are collected and paid, respectively, based upon historical experience rather than their stated maturities (amounts in thousands).

	0-1 Mos	1-3 Mos	3-12 Mos	1-2 Yrs	2-3 Yrs	>3 Yrs	Total
Interest earning assets
Loans	$219,432	$59,947	$202,433	$155,895	$108,245	$193,525	$939,477
Securities	6,989	11,654	47,244	50,999	41,912	167,705	326,503
Certificates of deposit in banks	1,213	496	488	739	245	1,166	4,347
Cash balances in banks	18,693	-	-	-	-	-	18,693
Federal funds sold	—	-	-	-	-	-	—
Total interest earning assets	$246,327	$72,097	$250,165	$207,633	$150,402	$362,396	$1,289,020

Interest bearing liabilities
Interest bearing transaction accounts	$111,076	$3,772	$16,977	$22,637	$22,637	$95,876	$272,975
Savings and money market accounts	214,898	4,990	22,449	29,933	29,933	73,931	376,134
Time deposits	20,315	30,619	141,376	35,910	10,523	15,442	254,185
Securities sold under agreements to repurchase	7,483	-	-	-	-	-	7,483
Note payable	843	-	2,599	3,660	3,888	11,959	22,949
Total interest bearing liabilities	$354,615	$39,381	$183,401	$92,140	$66,981	$197,208	$933,726

Interest sensitive gap
Period gap	$(108,288)	$32,716	$66,764	$115,493	$83,421	$165,188	$355,294
Cumulative gap	$(108,288)	$(75,572)	$(8,808)	$106,685	$190,106	$355,294
Cumulative gap - Rate Sensitive Assets/ Rate Sensitive Liabilities	-8.4%	-5.9%	-0.7%	8.3%	14.7%	27.6%

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

	Impact on net interest income
	As of	As of
	March 31, 2020	December 31, 2019
Change in prevailing rates:
+ 400 basis points	(4.37)%	(1.99)%
+ 300 basis points	(2.90)%	(0.97)%
+ 200 basis points	(2.06)%	(0.14)%
+ 100 basis points	(1.18)%	0.05%
+ 0 basis points	-	-
- 100 basis points	0.87%	(0.39)%
- 200 basis points	0.97%	(4.24)%
- 300 basis points	1.01%	(4.40)%
- 400 basis points	0.93%	(4.88)%

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

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the three months ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of May 12, 2020, we are a defendant in legal proceedings.  Based upon a review by legal counsel and the development of these matters to date, management is of the opinion that the ultimate aggregate liability, if any, will not have a material adverse effect on the Company’s financial position or results of operations.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 that could materially affect the Company’s business, financial condition or future results. The risks described in the Company’s Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.

The risk factors in our annual report on Form 10-K for the year ended December 31, 2019 should be reviewed, especially in the context of the risk factors set forth below.

The current COVID-19 pandemic could result in negative effects on our financial condition and results of operations.

As a result of the COVID-19 pandemic, we have instituted procedures, consistent with federal, state and local government guidelines, to institute social distancing among employees and customers, limit the ability of customers to enter our facilities except with appointment, and encourage employees to work from home when possible.   We believe these measures have been undertaken to date with minimal negative effects on our operations and have been well received by employees and customers.  We believe our daily operations and services to customers have not been materially interrupted in an adverse way, but we cannot be certain of the long-term effects of such procedures.

Because of the potential negative effects of the COVID-19 pandemic on the economy, including rising unemployment and closings of non-essential businesses during the pandemic, we may experience an adverse effect on our loans.

Rising unemployment, the closing, even if temporary, of non-essential businesses, and the overall negative effect on the economy could result in the inability of some of our customers to meet their loan obligations to our Bank.   Loan modifications and payment deferrals provide our borrowers with temporary relief, but such relief may be insufficient, depending on the length and severity of the COVID-19 pandemic and its effects on the economy. In addition to loan deferrals and modifications, we are participating in certain government programs designed to bolster the economy during the pandemic, such as the PPP, which is intended to fund borrowers’ payrolls and certain operating expenses, not to support existing borrowers’ loans. Our customers’ participation in other government programs also may stabilize their cash flows during a short to medium term pandemic, but may not prevent significant loan delinquencies and losses. In addition, we have loans which are not covered by any government guarantee protection program.  Thus, we could experience various impairments of such loans, including a delay in payments of principal and interest, the inability of borrowers to pay the loans in full, the loss in value of collateral securing such loans, and the inability to sell such collateral at a reasonable price if the collateral is taken in foreclosure.   All of the foregoing could have adverse consequences on our income and eventually on our capital.

Although we are participating in certain government programs to assist customers and borrowers, we may nevertheless incur long-term adverse results.

We have received requests from our borrowers for loan and lease deferrals and modifications including the deferral of principal payments or the deferral of principal and interest payments for terms generally 90-180 days.  Requests are evaluated individually and approved modifications are based on the unique circumstances of each borrower.  We are committed to working with our clients to allow time to work through the challenges of this pandemic.   In keeping with guidance from regulators, we are also working with COVID -19 affected customers to waive fees from a variety of sources, such as but not limited to, insufficient funds and overdraft fees, ATM fees, account maintenance fees, etc.  These reductions in fees are thought, at this time, to be temporary in conjunction with the length of the expected COVID-19 related economic crises.  We are unable to project the materiality of such an impact, but recognize the breadth of the economic impact is likely to impact our fee income in future periods.  Thus, it is uncertain what future impact these measures related to COVID-19 difficulties will have on our financial condition, results of operations and reserve for loan and lease losses.

Our operations could be adversely affected as a result of difficulties incurred by our third-party vendors.

Our Bank relies upon its third-party vendors to conduct business and to process, record, and monitor transactions. If any of these vendors are unable to continue to provide the Bank with these services, it could negatively impact our ability to serve our customers.

As a participating lender in the U.S. Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”), River Financial and River Bank are subject to additional risks of litigation from the Bank’s customers or other parties regarding the Bank’s processing of loans for the PPP and risks that the SBA may not fund some or all PPP loan guaranties

On March 27, 2020, President Trump signed the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), which included a $349 billion loan program administered through the SBA referred to as the PPP. Under the PPP, small businesses and other entities and individuals can apply for loans from existing SBA lenders and other approved regulated lenders that enroll in the program, subject to numerous limitations and eligibility criteria. The Bank is participating as a lender in the PPP. The PPP opened on April 3, 2020; however, because of the short timeframe between the passing of the CARES Act and the opening of the PPP, there is ambiguity in the laws, rules and guidance regarding the operation of the PPP, which exposes us to risks relating to noncompliance with the PPP. On or about April 16, 2020, the SBA notified lenders that the $349 billion earmarked for the PPP was exhausted. On April 24, 2020, President Trump signed legislation providing additional funding for the PPP.  Since the opening of the PPP, several other larger banks have been subject to litigation regarding the process and procedures that such banks used in processing applications for the PPP. River Financial and River Bank may be exposed to the risk of similar litigation, from both customers and non‑customers that approached the Bank regarding PPP loans, regarding its process and procedures used in processing applications for the PPP. If any such litigation is filed against us and is not resolved in a favorable manner, it may result in significant financial liability or adversely affect our reputation. In addition, litigation can be costly, regardless of outcome. Any financial liability, litigation costs or reputational damage caused by PPP related litigation could have a material adverse effect on our business, financial condition and results of operations.  The Bank also has credit risk on PPP loans if a determination is made by the SBA that there is a deficiency in the manner in which the loan was originated, funded, or serviced by the Bank, such as an issue with the eligibility of a borrower to receive a PPP loan, which may or may not be related to the ambiguity in the laws, rules and guidance regarding the operation of the PPP. In the event of a loss resulting from a default on a PPP loan and a determination by the SBA that there was a deficiency in the manner in which the PPP loan was originated, funded, or serviced by the Company, the SBA may deny its liability under the guaranty, reduce the amount of the guaranty, or, if it has already paid under the guaranty, seek recovery of any loss related to the deficiency from the Bank.

A continuation of the pandemic could have longer-term and unforeseen results.

A continuation of the COVID-19 pandemic, or a resurgence of the pandemic even if the current outbreak is significantly reduced, could have longer adverse effects on our capital, income and relationships with customers.  There could be longer term effects which are unforeseen at the present time.

The COVID-19 pandemic could adversely affect our growth plans.

The pandemic’s effect on the economy could deter our growth plans.  We have always planned upon and anticipated solid growth organically, including the opening of new branches when opportunities arise along with the development of further business opportunities where we currently have branches.   In addition, we have grown by making select acquisitions of other banks, and we have planned to be alert for future acquisition opportunities.   The COVID-19 pandemic, its adverse effects on the economy, both short-term and long-term, and uncertainty by the public in general of the stability of the economy could hinder such growth plans.

The COVID-19 pandemic could adversely affect us in other areas where we may be uncertain of the effects.

In addition to the risks noted above, and the general risk factors noted in our Form 10-K for the fiscal year ended December 31, 2019, the COVID-19 pandemic could affect us in a number of other areas of our operations with consequences at the present time of which we cannot be certain.   These include:   the general economic stability of our geographic markets; a change in demand for financial products in general; fewer financial resources that are generally available to small and medium size business; changes in government monetary policy; interest rate fluctuations; the need for additional increases in our allowance for loan and lease losses; a reduction in values set forth in appraisals that provide back-up for loans; stress on our liquidity caused by a reduction in deposits as customers need additional cash for their own liquidity needs; increased cyber and payment fraud risk; and increased oversight on our internal controls and procedures to ensure that we are taking necessary steps to manage any increased risks associated with the COVID-19 pandemic.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

          Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

          Not applicable.

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

3.1	Articles of Incorporation of River Financial Corporation, as amended, included as Exhibit 3.1 in the River Financial Corporation Form 10-Q filed May 7, 2019 and incorporated herein by reference.

3.2	Bylaws of River Financial Corporation, as amended, included as Exhibit 3.2 in the River Financial Corporation 10-K field March 28, 2016 and incorporated herein by reference.

3.3	Amendments to bylaws of River Financial Corporation dated October 16, 2019, included as Exhibit 3.3 in the River Financial Corporation 10-Q filed November 5, 2019 and incorporated herein by reference.

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

10.11	Loan Agreement between River Financial Corporation and CenterState Bank filed as Exhibit 10.1 to the Registrant’s Form 8-K/A filed November 2, 2018 and incorporated herein by reference.

Exhibit Number	Description
31.1**	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2**	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32 **	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
*	Schedules omitted. Registrant agrees to furnish a copy of any omitted schedule to the SEC upon request.
**	Filed herewith.

Index to Exhibits

The following is an index of exhibits including items incorporated by reference:

Exhibit Number	Description

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

RIVER FTNANCIAL CORPORATION

Date: May 12, 2020	By:	/s/ James M. Stubbs
James M. Stubbs
Chief Executive Officer (principal executive officer)

Date: May 12, 2020	By:	/s/ Kenneth H. Givens
Kenneth H. Givens
Chief Financial Officer