Form 10-Q
period 2020-06-30
River Financial Corp
filed 2020-08-04
CIK 1641601

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of July 31, 2020, the registrant had 6,499,338 shares of common stock, $1.00 par value per share, outstanding.

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

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

RIVER FINANCIAL CORPORATION

Consolidated Statements of Financial Condition

(in thousands except share data)

	June 30, 2020	December 31, 2019
	Unaudited	Audited
Assets
Cash and due from banks	$20,439	$27,786
Interest-bearing deposits in banks	20,737	17,669
Cash and cash equivalents	41,176	45,455

Certificates of deposit in banks	3,393	4,836
Securities available-for-sale, at fair value	403,672	303,303
Loans held for sale	16,851	6,285
Loans, net of unearned income and discounts	1,144,985	905,784
Less allowance for loan losses	(13,480)	(8,679)
Net loans	1,131,505	897,105
Premises and equipment, net	31,457	31,554
Accrued interest receivable	6,057	3,841
Bank owned life insurance	28,617	28,219
Foreclosed assets	405	1,404
Deferred income taxes, net	1,538	777
Core deposit intangible	4,660	5,316
Goodwill	27,817	27,817
Other assets	8,254	8,024
Total assets	$1,705,402	$1,363,936
Liabilities and Shareholders' Equity
Noninterest-bearing deposits	$458,674	$321,458
Interest-bearing deposits	1,043,606	852,841
Total deposits	1,502,280	1,174,299
Securities sold under agreements to repurchase	10,813	8,707
Note payable	22,108	23,773
Accrued interest payable and other liabilities	13,217	10,128
Total liabilities	1,548,418	1,216,907
Common stock related to 401(k) Employee Stock Ownership Plan	1,865	1,837
Stockholders' Equity
Common stock ($1 par value; 10,000,000 shares authorized; 6,518,264 and 6,492,812 shares issued; 6,499,338 and 6,489,505 shares outstanding, respectively)	6,518	6,493
Additional paid-in capital	100,440	100,174
Retained earnings	43,621	38,644
Accumulated other comprehensive income	6,928	1,811
Treasury stock at cost (18,926 and 3,307 shares, respectively)	(523)	(93)
Common stock related to 401(k) Employee Stock Ownership Plan	(1,865)	(1,837)
Total stockholders' equity	155,119	145,192
Total equity	156,984	147,029
Total liabilities and stockholders' equity	$1,705,402	$1,363,936

The accompanying notes are an integral part of these financial statements.

RIVER FINANCIAL CORPORATION

Unaudited Consolidated Statements of Income

(in thousands except per share data)

	For the Three Months Ended:		For the Six Months Ended:
	June 30,		June 30,
	2020	2019	2020	2019
Interest income:
Loans, including fees	$14,233	$9,910	$26,957	$19,661
Taxable securities	1,293	1,146	2,724	2,243
Nontaxable securities	498	354	934	699
Federal funds sold	-	66	-	76
Other interest income	45	156	175	307
Total interest income	16,069	11,632	30,790	22,986
Interest expense:
Deposits	1,713	1,680	3,779	3,163
Short-term borrowings	5	11	12	24
Federal Home Loan Bank advances	-	-	-	29
Note payable	341	392	696	791
Total interest expense	2,059	2,083	4,487	4,007
Net interest income	14,010	9,549	26,303	18,979
Provision for loan losses	3,566	540	4,882	1,080
Net interest income after provision for loan losses	10,444	9,009	21,421	17,899
Noninterest income:
Service charges and fees	1,102	1,200	2,404	2,286
Investment brokerage revenue	50	28	85	45
Mortgage operations	1,628	666	2,362	1,089
Bank owned life insurance income	199	141	398	280
Net loss on sale of investment securities	(2)	(3)	(48)	(3)
Other noninterest income	90	75	227	210
Total noninterest income	3,067	2,107	5,428	3,907
Noninterest expense:
Salaries and employee benefits	5,458	4,310	10,537	8,330
Occupancy expenses	586	495	1,167	974
Equipment rentals, depreciation, and maintenance	284	260	582	536
Telephone and communications	128	91	245	169
Advertising and business development	73	121	216	329
Data processing	734	720	1,474	1,407
Foreclosed assets, net	33	57	120	123
Federal deposit insurance and other regulatory assessments	157	96	283	194
Legal and other professional services	218	252	407	429
Other operating expenses	1,299	1,262	2,645	2,495
Total noninterest expense	8,970	7,664	17,676	14,986
Income before income taxes	4,541	3,452	9,173	6,820
Provision for income taxes	926	732	1,853	1,451
Net income	$3,615	$2,720	$7,320	$5,369

Basic net earnings per common share	$0.56	$0.48	$1.13	$0.94
Diluted net earnings per common share	$0.55	$0.47	$1.11	$0.93
Dividends per common share	$-	$-	$0.36	$0.33

The accompanying notes are an integral part of these financial statements.

RIVER FINANCIAL CORPORATION

Unaudited Consolidated Statements of Comprehensive Income

(in thousands)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net income	$3,615	$2,720	$7,320	$5,369
Other comprehensive income (loss), net of tax:
Investment securities available-for-sale:
Net unrealized gains	1,296	3,243	6,785	6,048
Income tax effect	(325)	(814)	(1,704)	(1,518)
Reclassification adjustments for net losses realized in net income	2	3	48	3
Income tax effect	(1)	(1)	(12)	(1)
Other comprehensive income, net of tax	972	2,431	5,117	4,532
Comprehensive income	$4,587	$5,151	$12,437	$9,901

The accompanying notes are an integral part of these financial statements.

RIVER FINANCIAL CORPORATION

Unaudited Consolidated Statements of Changes in Stockholders' Equity

(in thousands except share and per share data)

				Accumulated		Common
		Additional		Other		Stock	Total
	Common	Paid In	Retained	Comprehensive	Treasury	Related to	Stockholders'
	Stock	Capital	Earnings	Income	Stock	KSOP	Equity
Balance at December 31, 2019	$6,493	$100,174	$38,644	$1,811	$(93)	$(1,837)	$145,192
Net income	-	-	7,320	-	-	-	7,320
Other comprehensive income, net of tax	-	-	-	5,117	-	-	5,117
Exercise of stock options and warrants (25,452 shares)	25	156	-	-	-	-	181
Purchase of treasury stock (22,590 shares)	-	-	-	-	(626)	-	(626)
Sale of treasury shares (6,971 shares)	-	2	-	-	196	-	198
Dividends declared ($0.36 per share)	-	-	(2,343)	-	-	-	(2,343)
Stock-based compensation expense	-	108	-	-	-	-	108
Change for KSOP related shares	-	-	-	-	-	(28)	(28)
Balance at June 30, 2020	$6,518	$100,440	$43,621	$6,928	$(523)	$(1,865)	$155,119

The accompanying notes are an integral part of these financial statements.

RIVER FINANCIAL CORPORATION

Unaudited Consolidated Statements of Cash Flows

(in thousands)

	For the Six Months
	Ended June 30,
	2020	2019
Cash Flows From (Used For) Operating Activities:
Net Income	$7,320	$5,369
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	4,882	1,080
Provision for losses on foreclosed assets	60	89
Amortization of securities available-for-sale	1,530	763
Accretion of securities available-for-sale	(120)	(256)
Realized net loss on securities available-for-sale	48	3
Accretion of discount on acquired loans	(191)	(544)
Accretion of deferred loan fees / costs	(1,209)	(736)
Amortization of core deposit intangible asset	656	649
Stock-based compensation expense	108	88
Bank owned life insurance income	(398)	(280)
Depreciation and amortization of premises and equipment	730	673
(Gain) loss on sale of foreclosed assets	(11)	17
Deferred income tax benefit	(2,478)	(384)
(Increase) decrease in operating assets and (decrease) increase in operating liabilities:
Loans held-for-sale	(10,566)	(3,386)
Accrued interest receivable	(2,216)	(162)
Other assets	(103)	(3,943)
Accrued interest payable and other liabilities	3,089	2,287
Net cash from operating activities	1,131	1,327
Cash Flows From (Used For) Investing Activities:
Maturity of certificate of deposit	1,948	494
Sales of securities available-for-sale	14,499	21,801
Maturities, payments, calls of securities available-for-sale	37,194	23,240
Purchases of securities available-for-sale	(146,692)	(31,366)
Loan principal originations, net	(238,098)	(36,937)
Proceeds from sale of foreclosed assets	1,166	113
Purchases of premises and equipment	(633)	(2,818)
Sale (purchase) of restricted equity securities, net	(127)	628
Net cash used for investing activities	(331,242)	(24,845)
Cash Flows From (Used For) Financing Activities:
Net increase in deposits	327,981	58,663
Net increase (decrease) in securities sold under agreements to repurchase	2,106	(826)
Repayment of Federal Home Loan Bank advances	-	(20,000)
Repayment of note payable	(1,665)	(1,575)
Proceeds from exercise of common stock options and warrants	181	142
Purchase of treasury stock	(626)	(283)
Sale of treasury stock	198	277
Cash dividends	(2,343)	(1,882)
Net cash from financing activities	325,832	34,516
Net Change In Cash And Cash Equivalents	(4,279)	10,998
Cash and Cash Equivalents At Beginning Of Period	45,455	47,507
Cash and Cash Equivalents At End Of Period	$41,176	$58,505

Supplemental Disclosures Of Cash Flows Information:
Cash Payments For:
Interest paid to depositors	$3,818	$3,116
Interest paid on borrowings	$729	$873
Income taxes	$720	$1,380
Non-cash investing and financing activities:
Transfer of loans to foreclosed assets	$216	$-
Initial recognition of operating lease right-of-use assets	$-	$2,172
Initial recognition of operating lease liabilities	$-	$2,237

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

The reconciliation of the components of the basic and diluted earnings per share is as follows (amounts in thousands):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2020	2019	2020	2019
Net earnings available to common shareholders	$3,615	$2,720	$7,320	$5,369
Weighted average common shares outstanding	6,497,335	5,703,463	6,498,861	5,701,062
Dilutive effect of stock options	77,752	91,225	78,651	92,491
Diluted common shares	6,575,087	5,794,688	6,577,512	5,793,553
Basic earnings per common share	$0.56	$0.48	$1.13	$0.94
Diluted earnings per common share	$0.55	$0.47	$1.11	$0.93

Note 3 – Investment Securities

Securities available-for-sale at June 30, 2020 and December 31, 2019 are as follows (amounts in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2020:
Securities available-for-sale:
Residential mortgage-backed	$270,846	$4,436	$(621)	$274,661
U.S. govt. sponsored enterprises	34,563	1,398	-	35,961
State, county, and municipal	86,335	4,028	(25)	90,338
Corporate debt obligations	2,659	57	(4)	2,712
Totals	$394,403	$9,919	$(650)	$403,672

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2019:
Securities available-for-sale:
Residential mortgage-backed	$188,944	$718	$(851)	$188,811
U.S. govt. sponsored enterprises	39,355	812	(106)	40,061
State, county, and municipal	69,908	1,986	(143)	71,751
Corporate debt obligations	2,654	26	-	2,680
Totals	$300,861	$3,542	$(1,100)	$303,303

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

Details concerning investment securities with unrealized losses as of June 30, 2020 and December 31, 2019 are as follows (amounts in thousands):

	Less Than 12 Months		More Than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2020:
Securities available-for-sale:
Residential mortgage-backed	$85,017	$621	$-	$-	$85,017	$621
U.S. govt. sponsored enterprises	5,027	-	-	-	5,027	-
State, county & municipal	3,451	25	-	-	3,451	25
Corporate debt obligations	996	4	-	-	996	4
Totals	$94,491	$650	$-	$-	$94,491	$650

December 31, 2019:
Securities available-for-sale:
Residential mortgage-backed	$83,964	$321	$39,881	$530	$123,845	$851
U.S. govt. sponsored enterprises	7,423	53	2,748	53	10,171	106
State, county & municipal	14,866	143	200	-	15,066	143
Corporate debt obligations	-	-	-	-	-	-
Totals	$106,253	$517	$42,829	$583	$149,082	$1,100

As of June 30, 2020, management does not consider securities with unrealized losses to be other-than-temporarily impaired. The unrealized losses in each category have occurred as a result of changes in interest rates, market spreads and market conditions subsequent to purchase. The Company has the ability and intent to hold its securities for a period of time sufficient to allow for a recovery in fair value. There were no other-than-temporary impairments charged to earnings during the six months ended June 30, 2020 or 2019.  The Company owned a total of 23 securities with unrealized losses of $650 thousand at June 30, 2020. As of June 30, 2020 and December 31, 2019, securities with a carrying value of approximately $113.2 million and $71.8 million, respectively, were pledged to secure public deposits as required by law. At June 30, 2020 and December 31, 2019, the carrying value of securities pledged to secure repurchase agreements was approximately $15.9 million and $14.5 million, respectively.

During the six months ended June 30, 2020, the Company sold investment securities for proceeds of  $14.5 million and realized losses of $48 thousand.  During the six months ended June 30, 2019, the Company sold investment securities for proceeds of $21.8 million and realized losses of $3 thousand.

The amortized cost and estimated fair value of securities available-for-sale at June 30, 2020 and December 31, 2019, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities for residential mortgage backed securities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.  These securities are therefore not presented by maturity classification.

	June 30, 2020		December 31, 2019
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)		(In Thousands)
Securities available-for-sale
Less than 1 year	$6,129	$6,197	$8,420	$8,458
1 to 5 years	35,029	36,678	37,820	38,799
5 to 10 years	20,763	21,412	19,739	20,117
After 10 years	61,636	64,724	45,938	47,118
	123,557	129,011	111,917	114,492
Residential mortgage-backed securities	270,846	274,661	188,944	188,811
Totals	$394,403	$403,672	$300,861	$303,303

Note 4 – Loans, Allowance for Loan Losses and Credit Quality

Major classifications of loans at June 30, 2020 and December 31, 2019 are summarized as follows (amounts in thousands):

	June 30, 2020		December 31, 2019
	Amount	% of Total	Amount	% of Total
Residential real estate:
Closed-end 1-4 family - first lien	$229,753	20.3%	$211,440	23.6%
Closed-end 1-4 family - junior lien	8,613	0.8%	7,653	0.9%
Multi-family	14,243	1.3%	18,125	2.0%
Total residential real estate	252,609	22.4%	237,218	26.5%
Commercial real estate:
Nonfarm nonresidential	304,590	26.9%	288,930	32.2%
Farmland	23,948	2.1%	21,089	2.4%
Total commercial real estate	328,538	29.0%	310,019	34.6%
Construction and land development:
Residential	69,511	6.1%	53,386	6.0%
Other	65,073	5.8%	60,140	6.7%
Total construction and land development	134,584	11.9%	113,526	12.7%
Home equity lines of credit	45,683	4.0%	47,410	5.3%
Commercial loans:
Other commercial loans	301,650	26.7%	136,301	15.2%
Agricultural	26,874	2.4%	2,826	0.3%
State, county, and municipal loans	24,019	2.1%	22,159	2.4%
Total commercial loans	352,543	31.2%	161,286	17.9%
Consumer loans	39,782	3.5%	40,397	4.5%
Total gross loans	1,153,739	102.0%	909,856	101.5%
Allowance for loan losses	(13,480)	-1.2%	(8,679)	-1.0%
Net discounts	(1,557)	-0.1%	(2,647)	-0.3%
Net deferred loan fees	(7,197)	-0.7%	(1,425)	-0.2%
Net loans	$1,131,505	100.0%	$897,105	100.0%

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

Commercial loans - The commercial loan portfolio segment includes commercial and industrial loans, agricultural loans and loans to states and municipalities.  These loans include those loans to commercial customers for use in normal business operations to finance working capital needs, equipment purchases, or expansion projects.  Loans are repaid by business cash flows or tax revenues.  Collection risk in this portfolio is driven by the creditworthiness of the underlying borrower, particularly cash flows from the customers’ business operations.

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

	Real Estate Mortgage Loans
			Construction	Home Equity
			and Land	Lines
Allowance for Loan Losses	Residential	Commercial	Development	Of Credit	Commercial	Consumer	Total
Balance - December 31, 2019	$1,412	$3,601	$987	$344	$1,910	$425	$8,679
Provision (credit) for loan losses	3	2,441	507	(93)	2,063	(39)	4,882
Loan charge-offs	(52)	-	-	-	(159)	(84)	(295)
Loan recoveries	5	8	97	19	59	26	214
Balance - June 30, 2020	$1,368	$6,050	$1,591	$270	$3,873	$328	$13,480

Ending balance:
Individually evaluated for impairment	$34	$15	$-	$-	$302	$-	$351
Collectively evaluated for impairment	1,334	6,035	1,591	270	3,571	328	13,129
Total	$1,368	$6,050	$1,591	$270	$3,873	$328	$13,480

Loans:
Individually evaluated for impairment	$582	$2,447	$140	$314	$406	$-	$3,889
Collectively evaluated for impairment	251,690	325,190	134,424	45,369	352,082	39,760	1,148,515
Acquired loans with deteriorated credit quality	337	901	20	-	55	22	1,335
Total	$252,609	$328,538	$134,584	$45,683	$352,543	$39,782	$1,153,739

	Real Estate Mortgage Loans
			Construction	Home Equity
			and Land	Lines
Allowance for Loan Losses	Residential	Commercial	Development	Of Credit	Commercial	Consumer	Total
Balance - December 31, 2018	$1,579	$1,961	$942	$394	$1,375	$326	$6,577
Provision (credit) for loan losses	197	457	106	(23)	244	99	1,080
Loan charge-offs	(587)	-	-	-	(121)	(101)	(809)
Loan recoveries	7	99	8	50	68	24	256
Balance - June 30, 2019	$1,196	$2,517	$1,056	$421	$1,566	$348	$7,104

Ending balance:
Individually evaluated for impairment	$17	$51	$2	$-	$308	$-	$378
Collectively evaluated for impairment	1,179	2,466	1,054	421	1,258	348	6,726
Total	$1,196	$2,517	$1,056	$421	$1,566	$348	$7,104

Loans:
Individually evaluated for impairment	$1,298	$2,342	$152	$319	$422	$27	$4,560
Collectively evaluated for impairment	194,566	235,170	109,390	41,586	127,851	37,670	746,233
Acquired loans with deteriorated credit quality	303	54	60	-	59	46	522
Total	$196,167	$237,566	$109,602	$41,905	$128,332	$37,743	$751,315

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

We have received requests from our borrowers for loan and lease deferrals and modifications including the deferral of principal payments or the deferral of principal and interest payments for terms generally 90-180 days. Requests are evaluated individually and approved modifications are based on the unique circumstances of each borrower.  As of July 31, 2020, the Bank had placed approximately $131 million of loans on a loan deferral plan as part of COVID-19 modifications. Of the loans participating in the deferral program, approximately 114 million have deferrals of principal and interest for three months and approximately $17 million have deferrals of principal only for six months. In accordance with Section 4013 of the CARES Act and the interagency statement, we have not accounted for such loans as TDRs, nor have we designated them as past due or nonaccrual.

The following table presents impaired loans by class of loans as of June 30, 2020 (amounts in thousands).  Purchased credit-impaired loans are not included in these tables because they are carried at fair value and accordingly have no related associated allowance.

Nonaccruing Impaired Loans	Unpaid Principal Balance	Recorded Investment	Impaired Loans With No Allowance	Impaired Loans With Allowance	Allowance for Loan Losses
Mortgage loans on real estate:
Residential real estate	$358	$358	$248	$110	$34
Commercial real estate	703	703	523	180	15
Construction and land development	-	-	-	-	-
Total mortgage loans on real estate	1,061	1,061	771	290	49
Home equity lines of credit	214	214	214	-	-
Commercial loans	134	134	-	134	134
Consumer loans	-	-	-	-	-
Total Loans	$1,409	$1,409	$985	$424	$183

Accruing Impaired Loans	Unpaid Principal Balance	Recorded Investment	Impaired Loans With No Allowance	Impaired Loans With Allowance	Allowance for Loan Losses
Mortgage loans on real estate:
Residential real estate	$224	$224	$224	$-	$-
Commercial real estate	1,744	1,744	1,744	-	-
Construction and land development	203	140	140	-	-
Total mortgage loans on real estate	2,171	2,108	2,108	-	-
Home equity lines of credit	100	100	100	-	-
Commercial loans	272	272	104	168	168
Consumer loans	-	-	-	-	-
Total Loans	$2,543	$2,480	$2,312	$168	$168

Total Impaired Loans	Unpaid Principal Balance	Recorded Investment	Impaired Loans With No Allowance	Impaired Loans With Allowance	Allowance for Loan Losses
Mortgage loans on real estate:
Residential real estate	$582	$582	$472	$110	$34
Commercial real estate	2,447	2,447	2,267	180	15
Construction and land development	203	140	140	-	-
Total mortgage loans on real estate	3,232	3,169	2,879	290	49
Home equity lines of credit	314	314	314	-	-
Commercial loans	406	406	104	302	302
Consumer loans	-	-	-	-	-
Total Loans	$3,952	$3,889	$3,297	$592	$351

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

The following table presents the average recorded investment in impaired loans and the interest income recognized on impaired loans in the six months ended June 30, 2020 and 2019 by loan category (amounts in thousands).

	Six Months Ended			Six Months Ended
	June 30, 2020			June 30, 2019
	Average	Ending		Average	Ending
	Recorded	Recorded	Interest	Recorded	Recorded	Interest
	Investment	Investment	Income	Investment	Investment	Income
Mortgage loans on real estate:
Residential real estate	$638	$582	$7	$1,810	$1,298	$13
Commercial real estate	2,406	2,447	45	2,269	2,342	60
Construction and land development	143	140	4	155	152	4
Total mortgage loans on real estate	3,187	3,169	56	4,234	3,792	77
Home equity lines of credit	314	314	3	248	319	3
Commercial loans	409	406	9	370	422	9
Consumer loans	-	-	-	171	27	3
Total Loans	$3,910	$3,889	$68	$5,023	$4,560	$92

The following tables present the aging of loans and non-accrual loans as of June 30, 2020 and December 31, 2019, by class of loans (amounts in thousands).

	Accruing Loans
As of June 30, 2020	Current	30-89 Days Past Due	90+ Days Past Due	Nonaccrual Loans	Total Loans
Mortgage loans on real estate:
Residential real estate	$250,312	$639	$156	$1,502	$252,609
Commercial real estate	327,205	81	-	1,252	328,538
Construction and land development	133,315	1,252	-	17	134,584
Total mortgage loans on real estate	710,832	1,972	156	2,771	715,731
Home equity lines of credit	45,429	-	-	254	45,683
Commercial loans	352,030	147	-	366	352,543
Consumer loans	39,304	184	-	294	39,782
Total Loans	$1,147,595	$2,303	$156	$3,685	$1,153,739

	Accruing Loans
As of December 31, 2019	Current	30-89 Days Past Due	90+ Days Past Due	Nonaccrual Loans	Total Loans
Mortgage loans on real estate:
Residential real estate	$235,339	$1,190	$-	$689	$237,218
Commercial real estate	309,051	226	-	742	310,019
Construction and land development	112,916	534	-	76	113,526
Total mortgage loans on real estate	657,306	1,950	-	1,507	660,763
Home equity lines of credit	47,003	150	-	257	47,410
Commercial loans	160,288	788	-	210	161,286
Consumer loans	40,004	142	-	251	40,397
Total Loans	$904,601	$3,030	$-	$2,225	$909,856

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be Pass rated loans. As of June 30, 2020 and December 31, 2019, and based on the most recent analysis performed as of those dates, the risk category of loans by class of loans is as follows (amounts in thousands):

As of June 30, 2020	Pass	Special Mention	Substandard	Doubtful	Total
Mortgage loans on real estate:
Residential real estate	$247,592	$3,348	$1,669	$-	$252,609
Commercial real estate	316,504	8,006	4,028	-	328,538
Construction and land development	133,519	776	289	-	134,584
Total mortgage loans on real estate	697,615	12,130	5,986	-	715,731
Home equity lines of credit	45,655	-	28	-	45,683
Commercial loans	345,423	6,369	751	-	352,543
Consumer loans	38,952	418	412	-	39,782
Total Loans	$1,127,645	$18,917	$7,177	$-	$1,153,739

As of December 31, 2019	Pass	Special Mention	Substandard	Doubtful	Total
Mortgage loans on real estate:
Residential real estate	$232,017	$3,589	$1,612	$-	$237,218
Commercial real estate	298,980	7,204	3,835	-	310,019
Construction and land development	111,883	1,420	223	-	113,526
Total mortgage loans on real estate	642,880	12,213	5,670	-	660,763
Home equity lines of credit	46,994	59	357	-	47,410
Commercial loans	158,969	1,482	835	-	161,286
Consumer loans	39,564	389	444	-	40,397
Total Loans	$888,407	$14,143	$7,306	$-	$909,856

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

Loans and mortgage loans held-for-sale – The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. When a loan is identified as individually impaired, management measures impairment using one of three methods. These methods include collateral value, market value of similar debt, and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. As of June 30, 2020 and December 31, 2019, impaired loans were evaluated based on the fair value of the collateral. Impaired loans for which an allowance is established based on the fair value of collateral, or loans that were charged down according to the fair value of collateral, require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price, the Company records the impaired loan as nonrecurring Level 2. When the fair value is based on an appraised value, the Company records the impaired loan as nonrecurring Level 3.

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

Assets and liabilities measured at fair value on a recurring basis - The only assets and liabilities measured at fair value on a recurring basis are our securities available-for-sale.  There were no transfers between levels during the period.  Information related to the Company’s assets and liabilities measured at fair value on a recurring basis at June 30, 2020 and December 31, 2019 is as follows: (amounts in thousands)

	Fair Value Measurements At Reporting Date Using:
June 30, 2020	Fair Value	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Securities available-for-sale:
Residential mortgage -backed	$274,661	$-	$274,661	$-
U.S. government sponsored enterprises	35,961	-	35,961	-
State, county, and municipal	90,338	-	90,338	-
Corporate debt obligations	2,712	-	2,712	-
Totals	$403,672	$-	$403,672	$-

	Fair Value Measurements At Reporting Date Using:
December 31, 2019	Fair Value	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Securities available-for-sale:
Residential mortgage -backed	$188,811	$-	$188,811	$-
U.S. government sponsored enterprises	40,061	-	40,061	-
State, county, and municipal	71,751	-	71,751	-
Corporate debt obligations	2,680	-	2,680	-
Totals	$303,303	$-	$303,303	$-

Assets measured at fair value on a nonrecurring basis – The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a nonrecurring basis are included in the table below as of June 30, 2020 and December 31, 2019 (amounts in thousands):

	Fair Value Measurements At Reporting Date Using:
June 30, 2020	Fair Value	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$3,538	$-	$-	$3,538
Foreclosed assets	405	-	-	405
Totals	$3,943	$-	$-	$3,943

December 31, 2019	Fair Value	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$3,440	$-	$-	$3,440
Foreclosed assets	1,404	-	-	1,404
Totals	$4,844	$-	$-	$4,844

The Company has estimated the fair values of these assets using Level 3 inputs, specifically the appraised value of the collateral. Impaired loan balances represent those collateral dependent impaired loans where management has estimated the credit loss by comparing the loan’s carrying value against the expected realizable fair value of the impaired loan for the amount of the credit loss.

The estimated fair values, and related carrying or notional amounts, of the Company’s financial instruments as of June 30, 2020 and December 31, 2019 are as follows (amounts in thousands):

		Estimated Fair Value
June 30, 2020	Carrying Amount	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$41,176	$41,176	$-	$-
Certificates of deposit in banks	3,393	-	3,393	-
Securities available-for-sale	403,672	-	403,672	-
Loans held-for-sale	16,851	-	16,851	-
Loans receivable	1,131,505	-	1,158,364	3,538
Bank owned life insurance	28,617	-	28,617	-
Restricted equity securities	1,789	-	-	1,789
Accrued interest receivable	6,057	-	6,057	-
Financial liabilities:
Deposits	1,502,280	-	1,501,187	-
Accrued interest payable	537	-	537	-
Securities sold under agreements to repurchase	10,813	-	10,813	-
Note payable	22,108	-	22,108	-

		Estimated Fair Value
December 31, 2019	Carrying Amount	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$45,455	$45,455	$-	$-
Certificates of deposit in banks	4,836	-	4,836	-
Securities available-for-sale	303,303	-	303,303	-
Loans held-for-sale	6,285	-	6,285	-
Loans receivable	897,105	-	903,303	3,440
Bank owned life insurance	28,219	-	28,219	-
Restricted equity securities	1,650	-	-	1,650
Accrued interest receivable	3,841	-	3,841	-
Financial liabilities:
Deposits	1,174,299	-	1,146,130	-
Accrued interest payable	614	-	614	-
Securities sold under agreements to repurchase	8,707	-	8,707	-
Note payable	23,773	-	23,773	-

The estimated fair values of the standby letters of credit and loan commitments on which the committed interest rate is less than the current market rate are insignificant at June 30, 2020 and December 31, 2019.

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

Note 7 – Defined Contribution Plan

The Company provides a 401(k) employee stock ownership plan (KSOP), which covers substantially all of the Company’s employees who are eligible, as to age and length of service. A participant may elect to make contributions up to $19.5 thousand and $19 thousand of the participant’s annual compensation in 2020 and 2019, respectively. The Company makes contributions up to 3% of each participant’s annual compensation and the Company matches 50% of the next 2% contributed by the employee. Contributions to the plan by Company were approximately $273 thousand and $208 thousand for the six months ended June 30, 2020 and 2019, respectively.  Outstanding shares of the Company’s common stock allocated to participants at June 30, 2020 and December 31, 2019 totaled 87,076 and 88,366 shares respectively, and there were no unallocated shares. These shares are treated as outstanding for purposes of calculating earnings per share and dividends on these shares are included in the Consolidated Statements of Stockholders’ Equity.

The Company’s KSOP includes a put option for shares of the Company’s common stock distributed from the KSOP. Shares are distributed from the KSOP primarily to separate vested participants and certain eligible participants who elect to diversify their account balances. Since the Company’s common stock is not currently traded on an established securities market, if the owners of distributed shares desire to sell their shares, the Company is required to purchase the shares at fair value during two put option periods following the distribution of the shares from the KSOP. The first put option period is within sixty days following the distribution of the shares from the KSOP.  The second put option period begins on the first day of the fifth month of the plan year for a sixty day period. The fair value of distributed shares subject to the put option totaled $0 as of June 30, 2020 and December 31, 2019. The cost of the KSOP shares totaled $1.86 million and $1.84 million as of June 30, 2020 and December 31, 2019, respectively. Due to the Company’s obligation under the put option, the distributed shares and KSOP shares are classified as temporary equity in the mezzanine section of the consolidated statements of financial condition and totaled $1.86 million and $1.84 million as of June 30, 2020 and December 31, 2019, respectively. The fair value of the KSOP shares totaled $2.42 million and $2.45 million as of June 30, 2020 and December 31, 2019, respectively.

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

Lease Right-of-Use Assets	Classification on Consolidated Statement of Condition	June 30, 2020	December 31, 2019
Operating lease right-of-use assets	Other Assets	$1,776	$1,912

Lease Liabilities	Classification on Consolidated Statement of Condition	June 30, 2020	December 31, 2019
Operating lease liabilities	Accrued interest payable and other liabilities	$1,856	$1,987

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

	June 30, 2020	December 31, 2019
Weighted-average remaining lease term for operating leases	6.76 Years	7.09 Years
Weighted-average discount rate for operating leases	6.00%	6.00%

Future minimum payments for operating leases with initial or remaining terms of one year or more as of June 30, 2020 were as follows:

Operating Leases
July 1, 2020 - June 30, 2021	$371
July 1, 2021 - June 30, 2022	355
July 1, 2022 - June 30, 2023	355
July 1, 2023 - June 30, 2024	341
July 1, 2024 - June 30, 2025	184
Afterward	665
Total future minimum lease payments	2,271
Amounts representing interest	(415)
Present value of net future minimum lease payments	$1,856

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

2.  Currently, our lobbies at our main office and branches and public areas are open to walk-in business and other in-person visits by customers.   Among other things, customers may have in-person meetings at our facilities, consistent with social distancing policies, including customers who may wish to have access to their safe deposit boxes. We have installed plexiglass in lobby areas for employees that have regular contact with customers and masks are available for both employees and customers as needed.

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

Paycheck Protection Program

The Bank has participated as a lender in the Small Business Administration’s (SBA) Paycheck Protection Program (PPP) as established by the Coronavirus Aid, Relief, and Economic Security (CARES) Act.  The PPP was established under the CARES Act to provide up to $349 billion of unsecured low interest rate loans to small businesses that have been impacted by the COVID-19 pandemic.  Subsequent legislation was enacted to authorize an additional $310 billion in PPP loans.  The PPP loans are 100% guaranteed by the SBA.  The loans have a fixed interest rate of 1% and payments of interest and principal are deferred for the first six months. If originated before June 5, 2020, loans mature two years from origination and if origination occurs after June 5, 2020, loans mature five years from origination.  PPP loans are forgiven by the SBA (which makes forgiveness payments directly to the lender) to the extent the borrower uses the proceeds of the loan for certain purposes (primarily to fund payroll costs) during the eight or twenty-four week period following origination and maintains certain employee and compensation levels.  Lenders receive processing fees from the SBA for originating the PPP loans which are based on a percentage of the loan amount.  As of July 31, 2020, the Bank has made approximately 2,320 PPP loans in the aggregate amount of approximately $165.6 million.

Federal Reserve Paycheck Protection Program Liquidity Facility

The Bank is eligible to participate in the Federal Reserve’s Paycheck Protection Program Liquidity Facility (PPPLF), but has not utilized this facility as of June 30, 2020.  Pursuant to the PPPLF, a bank may pledge its PPP loans as collateral to its regional Federal Reserve Bank and in return receive a non-recourse loan in the principal amount of such pledged PPP loans.  The interest rate on the PPPLF loan is 35 basis points and it has to be repaid as the underlying pledged PPP loans are repaid (whether due to loan forgiveness payments by SBA, payments made by SBA under the guaranty, or payments made by the borrower).  On April 9, 2020, the federal bank regulatory agencies announced an Interim Final Rule to modify the agencies’ capital rules to neutralize the regulatory capital effects of participating in the PPPLF.  The Interim Final Rule provides that an institution may exclude PPP Loans pledged as collateral under the PPPLF from total leverage exposure, average total consolidated assets, advanced approaches total risk-weighted assets and standardized total risk-weighted assets when calculating its regulatory capital ratios.

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

Details about these facilities and the MSLP are subject to additional guidance and modification by the Treasury and Federal Reserve in the forthcoming weeks. The Bank continues to closely review the program’s terms and conditions but has not participated in the program at this point in time.

Our Business

We are a bank holding company headquartered in Prattville, Alabama. We engage in the business of banking through our wholly-owned banking subsidiary, River Bank & Trust, which we may refer to as the “Bank,” or “River Bank.” Through the Bank, we provide a broad array of financial services to businesses, business owners, professionals, and consumers. As of June 30, 2020, we operated seventeen full-service banking offices in Alabama in the cities of Montgomery, Prattville, Millbrook, Wetumpka, Auburn, Opelika, Gadsden, Alexander City, Daphne, Clanton, Dothan, Enterprise, and Thorsby, Alabama.  We also have a loan production office in Mobile, Alabama.

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

Overview of Second Quarter 2020 Results

Net income was $3.6 million in the quarter ended June 30, 2020, compared with $2.7 million in the quarter ended June 30, 2019. Several significant measures from the 2020 second quarter include:

•	Net interest margin (taxable equivalent) of 3.83%, compared with 3.87% for the second quarter of 2019.
•	Net interest income increase of $4.5 million for the quarter ended June 30, 2020, representing a 46.72% rate of increase over the quarter ended June 30, 2019.
•	Annualized return on average earning assets for the quarter ended June 30, 2020 of 0.97% compared with 1.08% for the quarter ended June 30, 2019.
•	Annualized return on average equity for the quarter ended June 30, 2020 of 9.38% compared with 9.41% for the quarter ended June 30, 2019.
•	Loan increase of $205.5 million during the quarter, representing a 87.50% annualized growth rate.
•	Securities available-for-sale increase of $77.2 million during the quarter, representing a 94.54% annualized increase for the quarter.
•	Deposit increase of $278.2 million during the quarter, representing a 90.91% annualized growth rate.
•	Stockholders’ equity increase of $4.5 million during the quarter representing a 11.96% annualized growth rate.
•	Book value per share of $24.15 at June 30, 2020, compared with $22.66 per share at December 31, 2019.
•	Tangible book value per share of $19.16 at June 30, 2020, compared with $17.55 at December 31, 2019.

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

Comparison of the Results of Operations for the three and six months ended June 30, 2020 and 2019

The following is a narrative discussion and analysis of significant changes in our results of operations for the three and six months ended June 30, 2020 compared to the three and six months ended June 30, 2019.

Net Income

During the three months ended June 30, 2020, our net income was $3.6 million, compared to $2.7 million for the three months ended June 30, 2019, an increase of $895 thousand, or 32.90%. The primary reason for the increase in net income for the second quarter of 2020 as compared to the second quarter of 2019 was an increase in net interest income. During the three months ended June 30, 2020, net interest income was $14.0 million compared to $9.5 million for the three months ended June 30, 2019, an increase of $4.5 million, or 46.72%. This increase is a result of higher levels of loan volume and other earning assets from organic growth, growth through the Trinity Bank (Trinity) merger in 2019, as well as the recognition of origination fee income from the SBA Paycheck Protection Program. The increase in interest income was accompanied by a slight decrease in interest expense that resulted from our ability to lower deposit rates in late 2019 and early 2020.  The effect of the decrease in rates was partially offset by deposit growth both organically and through the Trinity merger. Total noninterest income for the second quarter of 2020 was $3.1 million compared to $2.1 million for the quarter ended June 30, 2019. This increase in noninterest income was primarily the result of the $962 thousand increase in secondary market mortgage origination income. Total noninterest expense in the second quarter of 2020 increased $1.3 million, or 17.04%, from the second quarter of 2019. This increase was due primarily to the Trinity merger.  The most significant increase was an increase of $1.2 million in salaries and employee benefits.

During the six months ended June 30, 2020, our net income was $7.3 million, compared to $5.4 million for the six months ended June 30, 2019, an increase of $1.95 million, or 36.34%. The primary reason for the increase in net income for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019 was an increase in net interest income and an increase in noninterest income. During this period in 2020, net interest income was $26.3 million compared to $19.0 million for the same period in 2019, an increase of $7.3 million, or 38.59%. This increase is a result of higher levels of loan volume and other earning assets from organic growth, growth through the Trinity Bank (Trinity) merger in 2019, as well as from the recognition of origination fee income from the SBA Paycheck Protection Program. The increase in interest income was accompanied by a corresponding increase in interest expense that resulted from deposit growth both organically and through the Trinity merger. The increase in interest expense from deposit growth was partially offset by our ability to reduce interest rates on deposits in late 2019 and early 2020.  Total noninterest income for the first six months of 2020 was $5.4 million compared to $3.9 million in the first six months of 2019. This increase was primarily the result of the $1.3 million increase in in secondary market mortgage origination income.  Total noninterest expense in the first six months of 2020 increased $2.7 million, or 17.95%, from the first six months of 2019. The most significant increases were an increase of $2.2 million in salaries and employee benefits.

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

Comparison of net interest income for the three months ended June 30, 2020 and 2019

The following table shows, for the three months ended June 30, 2020 and 2019, the average balances of each principal category of our earning assets and interest bearing liabilities and the average taxable equivalent yields on assets and average costs of liabilities. These yields and costs are calculated by dividing the income or expense by the average daily balance of the associated assets or liabilities (amounts in thousands).

	Three Months Ended June 30, 2020			Three Months Ended June 30, 2019
		Interest			Interest
	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Yield/Rate	Balance	Expense	Yield/Rate
Interest earning assets
Loans	$1,074,074	$14,164	5.29%	$739,548	$9,920	5.38%
Mortgage loans held for sale	17,680	119	2.69%	4,005	37	3.74%
Investment securities:
Taxable securities	271,521	1,293	1.91%	169,692	1,052	2.48%
Tax-exempt securities	78,748	637	3.24%	54,083	547	4.06%
Interest bearing balances in other banks	45,583	45	0.39%	28,599	156	2.28%
Federal funds sold	-	-	0.00%	9,612	66	2.43%
Total interest earning assets	$1,487,606	$16,258	4.38%	$1,005,539	$11,778	4.70%

Interest bearing liabilities
Interest bearing transaction accounts	$289,819	$128	0.18%	$245,961	$292	0.48%
Savings and money market accounts	432,174	532	0.49%	279,269	722	1.04%
Time deposits	257,556	1,053	1.64%	164,126	666	1.63%
Short-term debt	9,387	5	0.18%	8,402	11	0.53%
Note payable	22,521	341	6.05%	25,641	392	6.19%
Total interest bearing liabilities	$1,011,457	$2,059	0.82%	$723,399	$2,083	1.15%
Noninterest-bearing funding of earning assets	476,149	-	0.00%	282,140	-	0.00%
Total cost of funding earning assets	$1,487,606	$2,059	0.56%	$1,005,539	$2,083	0.83%
Net interest rate spread			3.56%			3.54%
Net interest income/margin (taxable equivalent)		$14,199	3.83%		$9,695	3.87%
Tax equivalent adjustment		(189)			(146)
Net interest income/margin		$14,010	3.78%		$9,549	3.81%

The following table reflects, for the three months ended June 30, 2020 and 2019, the changes in our net interest income due to variances in the volume of interest earning assets and interest bearing liabilities and variances in the associated rates earned or paid on these assets and liabilities (amounts in thousands).

	Three Months Ended June 30, 2020 vs.
	Three Months Ended June 30, 2019
		Variance
		due to
	Volume	Yield/Rate	Total
Interest earning assets
Loans	$4,485	$(241)	$4,244
Mortgage loans held for sale	128	(46)	82
Investment securities:
Taxable securities	627	(386)	241
Tax-exempt securities	251	(161)	90
Interest bearing balances in other banks	104	(215)	(111)
Federal funds sold	(66)	-	(66)
Total interest earning assets	$5,529	$(1,049)	$4,480

Interest bearing liabilities
Interest bearing transaction accounts	$52	$(216)	$(164)
Savings and money market accounts	396	(586)	(190)
Time deposits	381	6	387
Short-term debt	2	(8)	(6)
Federal Home Loan Bank advances	-	-	-
Note payable	(43)	(8)	(51)
Total interest bearing liabilities	$788	$(812)	$(24)

Net interest income
Net interest income (taxable equivalent)	$4,741	$(237)	$4,504
Taxable equivalent adjustment	(50)	7	(43)
Net interest income	$4,691	$(230)	$4,461

Total interest income for the three months ended June 30, 2020 was $16.1 million and total interest expense was $2.1 million, resulting in net interest income of $14.0 million for the period. For the same period of 2019, total interest income was $11.6 million and total interest expense was $2.1 million, resulting in net interest income of $9.5 million for the period. This represents a 46.72% increase in net interest income when comparing the same period from 2020 and 2019. When comparing the variances related to interest income for the three months ended June 30, 2020 and 2019, the increase was primarily attributed to increases in average volumes in loans and investment securities. When comparing variances related to interest expense for the three months ended June 30, 2020 and 2019, the decrease resulted primarily from a decrease in deposit rates in late 2019 and early 2020.  The decrease in deposit rates was partially offset by an increase in the average volume of non-maturity deposits and time deposits.

Comparison of net interest income for the six months ended June 30, 2020 and 2019

The following table shows, for the six months ended June 30, 2020 and 2019, the average balances of each principal category of our earning assets and interest bearing liabilities and the average taxable equivalent yields on assets and average costs of liabilities. These yields and costs are calculated by dividing the income or expense by the average daily balance of the associated assets or liabilities.

	Six Months Ended June 30, 2020			Six Months Ended June 30, 2019
		Interest			Interest
	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Yield/Rate	Balance	Expense	Yield/Rate
Interest earning assets
Loans	$997,297	$26,897	5.41%	$729,382	$19,700	5.45%
Mortgage loans held for sale	11,497	160	2.79%	2,817	52	3.72%
Investment securities:
Taxable securities	250,971	2,724	2.18%	172,283	2,149	2.52%
Tax-exempt securities	72,942	1,194	3.28%	54,204	984	3.66%
Interest bearing balances in other banks	40,284	175	0.87%	27,659	307	2.24%
Federal funds sold	-	-	0.00%	5,727	76	2.68%
Total interest earning assets	$1,372,991	$31,150	4.56%	$992,072	$23,268	4.74%

Interest bearing liabilities
Interest bearing transaction accounts	$281,836	$353	0.25%	$246,754	$575	0.47%
Savings and money market accounts	400,349	1,280	0.64%	269,221	1,362	1.02%
Time deposits	252,430	2,146	1.70%	163,568	1,226	1.51%
Securities sold under repurchase agreements	8,273	12	0.29%	8,887	24	0.54%
Federal Home Loan Bank advances	-	-	0.00%	2,320	29	2.52%
Note payable	22,932	696	6.09%	26,035	791	6.13%
Total interest bearing liabilities	$965,820	$4,487	0.93%	$716,785	$4,007	1.13%
Noninterest-bearing funding of earning assets	407,171	-	0.00%	275,287	-	0.00%
Total cost of funding earning assets	$1,372,991	$4,487	0.66%	$992,072	$4,007	0.81%
Net interest rate spread			3.63%			3.61%
Net interest income/margin (taxable equivalent)		$26,663	3.89%		$19,261	3.92%
Tax equivalent adjustment		(360)			(282)
Net interest income/margin		$26,303	3.84%		$18,979	3.86%

The following table reflects, for the six months ended June 30, 2020 and 2019, the changes in our net interest income due to variances in the volume of interest earning assets and interest bearing liabilities and variances in the associated rates earned or paid on these assets and liabilities.

	Six Months Ended June 30, 2020 vs.
	Six Months Ended June 30, 2019
		Variance
		due to
	Volume	Yield/Rate	Total
Interest earning assets
Loans	$7,396	$(199)	$7,197
Mortgage loans held for sale	163	(55)	108
Investment securities:
Taxable securities	988	(413)	575
Tax-exempt securities	348	(138)	210
Interest bearing balances in other banks	141	(273)	(132)
Federal funds sold	(76)	-	(76)
Total interest earning assets	$8,960	$(1,078)	$7,882

Interest bearing liabilities
Interest bearing transaction accounts	$82	$(304)	$(222)
Savings and money market accounts	666	(748)	(82)
Time deposits	670	250	920
Short-term debt	(1)	(11)	(12)
Federal Home Loan Bank advances	(29)	-	(29)
Note payable	(91)	(4)	(95)
Total interest bearing liabilities	$1,297	$(817)	$480

Net interest income
Net interest income (taxable equivalent)	$7,663	$(261)	$7,402
Taxable equivalent adjustment	(84)	6	(78)
Net interest income	$7,579	$(255)	$7,324

Total interest income for the six months ended June 30, 2020 was $30.8 million and total interest expense was $4.5 million, resulting in net interest income of $26.3 million for the period. For the same period of 2019, total interest income was $23.0 million and total interest expense was $4.0 million, resulting in net interest income of $19.0 million for the period. This represents a 38.59% increase in net interest income when comparing the same period from 2020 and 2019. When comparing the variances related to interest income for the six months ended June 30, 2020 and 2019, the increase was primarily attributed to increases in average volumes in loans and investment securities. The volume related increase in interest income for the period was counteracted by a decrease in the yield on loans and investment securities.  When comparing variances related to interest expense for the six months ended June 30, 2020 and 2019, the increase resulted primarily from the volume growth in deposit accounts both organically and through the Trinity merger.  The increase in interest expense due to the increase in volume was partially offset by decreases in interest rates on deposits in late 2019 and early 2020.

Provision for Loan Losses

The provision for loan losses represents a charge to earnings necessary to establish an allowance for loan losses that, in management’s evaluation, is adequate to provide coverage for estimated losses on outstanding loans and to provide for uncertainties in the economy. As a result of evaluating the allowance for loan losses at June 30, 2020, management recorded a provision of $3.6 million in the second quarter of 2020 compared to a provision of $540 thousand in the second quarter of 2019. The significant increase in the provision was primarily related to sustained economic uncertainty caused by the COVID-19 pandemic as well as the continued loan growth from June 30, 2019 to June 30, 2020.

The allowance for loan losses is increased by a provision for loan losses, which is a charge to earnings, and it is decreased by loan charge-offs and increased by recoveries on loans previously charged off. In determining the adequacy of the allowance for loan losses, we consider our historical loan loss experience, the general economic environment, our overall portfolio composition and other relevant information. As these factors change, the level of loan loss provision changes.  When individual loans are evaluated for impairment and impairment is deemed necessary, a specific allowance is required for the impaired portion of the loan amount. Subsequent changes in the impairment amount will generally cause corresponding changes in the allowance related to the impaired loan and corresponding changes to the loan loss provision. As of June 30, 2020, the recorded allowance related to impaired loans was $351 thousand. As of June 30, 2019, the recorded allowance related to impaired loans was $378 thousand.

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

The following table sets forth the principal components of noninterest income for the periods indicated (amounts in thousands).

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2020	2019	2020	2019
Service charges and fees	$1,102	$1,200	$2,404	$2,286
Investment brokerage revenue	50	28	85	45
Mortgage operations	1,628	666	2,362	1,089
Bank owned life insurance income	199	141	398	280
Net loss on sale of investment securities	(2)	(3)	(48)	(3)
Other noninterest income	90	75	227	210
Total noninterest income	$3,067	$2,107	$5,428	$3,907

Noninterest income for the three months ended June 30, 2020 was $3.1 million compared to $2.1 million for the same period in 2019.  The most significant increase was a $962 thousand increase in secondary market mortgage operations income.  Activity within the secondary market continues to be high due to the low interest rate environment.

Noninterest income for the six months ended June 30, 2020 was $5.4 million compared to $3.9 million for the same period of 2019.   The most significant increase was a $1.3 million increase in secondary market mortgage operations income.  Activity within the secondary market continues to be high due to the low interest rate environment.

Noninterest Expense

Noninterest expenses consist primarily of salaries and employee benefits, building occupancy and equipment expenses, advertising and promotion expenses, data processing expenses, legal and professional services expense and miscellaneous other operating expenses.

The following table sets forth the principal components of noninterest expense for the periods indicated (amounts in thousands).

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2020	2019	2020	2019
Salaries and employee benefits	$5,458	$4,310	$10,537	$8,330
Occupancy expenses	586	495	1,167	974
Equipment rentals, depreciation, and maintenance	284	260	582	536
Telephone and communications	128	91	245	169
Advertising and business development	73	121	216	329
Data processing	734	720	1,474	1,407
Foreclosed assets, net	33	57	120	123
Federal deposit insurance and other regulatory assessments	157	96	283	194
Legal and other professional services	218	252	407	429
Other operating expense	1,299	1,262	2,645	2,495
Total noninterest expense	$8,970	$7,664	$17,676	$14,986

Noninterest expense for the three months ended June 30, 2020 totaled $9.0 million compared with $7.7 million for the same period of 2019. The increase in almost all noninterest expense line items were associated with the Trinity merger. The overall increase was primarily a result of increases in salaries and employee benefits expense. Salaries and employee benefits increased $1.2 million, or 26.64%, to $5.5 million in the second quarter of 2020 from $4.3 million in the second quarter of 2019. The number of full-time equivalent employees increased from approximately 192 at June 30, 2019 to approximately 223 at June 30, 2020 for an increase of approximately 16.15%.

Noninterest expense for the six months ended June 30, 2020 totaled $17.7 million compared with $15.0 million for the same period of 2019. The increase was primarily a result of increases in salaries and employee benefits expense. Salaries and employee benefits increased $2.2 million, or 26.49%, to $10.5 million in the first six months of 2020 from $8.3 million in the first six months of 2019.   There was also a $193 thousand increase in occupancy expenses which was mostly as a result of the Trinity merger.

Provision for Income Taxes

We recognized income tax expense of $926 thousand for the three months ended June 30, 2020, compared to $732 thousand for the three months ended June 30, 2019. The effective tax rate for the three months ended June 30, 2020 was 20.4% compared to 21.2% for the same period in 2019. The effective tax rate is affected by levels of items of income that are not subject to federal and/or state taxation and by levels of items of expense that are not deductible for federal and/or state income tax purposes.

We recognized income tax expense of $1.9  million for the six months ended June 30, 2020, compared to $1.5 million for the six months ended June 30, 2019. The increase of $402 thousand, or 27.71%, resulted from the increase in net income before taxes of $2.4 million in the first six months of 2020 as compared to the first six months of 2019. The effective tax rate for the six months ended June 30, 2020 was 20.2% compared to 21.3% for the same period in 2019. The effective tax rate is affected by levels of items of income that are not subject to federal and/or state taxation and by levels of items of expense that are not deductible for federal and/or state income tax purposes.

Comparison of Financial Condition at June 30, 2020 and December 31, 2019

Overview

Our total assets increased $341.5 million, or 25.04%, from December 31, 2019 to June 30, 2020. Loans, net of deferred fees and discounts, increased $239.2 million, or 26.41%, from December 31, 2019 to June 30, 2020. Securities available-for-sale increased by $100.4 million, or 33.09%, from December 31, 2019 to June 30, 2020. Cash and cash equivalents decreased $4.3 million, or 9.41% from December 31, 2019 to June 30, 2020. Total deposits increased $328.0 million, or 27.93%, from December 31, 2019 to June 30, 2020 which funded our loan growth. Total stockholders’ equity increased $9.9 million, or 6.84% from December 31, 2019 to June 30, 2020 primarily due to an increase in the net unrealized gain on securities available-for-sale along with strong earnings for the year.

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

During the six months ended June 30, 2020, we purchased investment securities totaling $146.7 million and sold investment securities with proceeds received of $14.5 million including net realized losses of $48 thousand.

The following tables summarize the amortized cost, gross unrealized gains, gross unrealized losses, and fair value of securities available-for-sale at June 30, 2020 and December 31, 2019 (amounts in thousands).

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2020:
Securities available-for-sale:
Residential mortgage-backed	$270,846	$4,436	$(621)	$274,661
U.S. govt. sponsored enterprises	34,563	1,398	-	35,961
State, county, and municipal	86,335	4,028	(25)	90,338
Corporate debt obligations	2,659	57	(4)	2,712
Totals	$394,403	$9,919	$(650)	$403,672

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2019:
Securities available-for-sale:
Residential mortgage-backed	$188,944	$718	$(851)	$188,811
U.S. govt. sponsored enterprises	39,355	812	(106)	40,061
State, county, and municipal	69,908	1,986	(143)	71,751
Corporate debt obligations	2,654	26	-	2,680
Totals	$300,861	$3,542	$(1,100)	$303,303

Loans

Loans are the largest category of interest earning assets and typically provide higher yields than other types of interest earning assets. Associated with the higher loan yields are the inherent credit and liquidity risks which management attempts to control and counterbalance. Total loans averaged $1.07 billion during the three months ended June 30, 2020, or 72.2% of average interest earning assets, as compared to $739.5 million, or 73.5% of average interest earning assets, for the three months ended June 30, 2019. At June 30, 2020, total loans, net of deferred loan fees and discounts, were $1.1 billion, compared to $905.8 million at December 31, 2019, an increase of $194.2 million, or 21.44%

The organic, or non-acquired, growth in average outstanding loans is primarily attributable to the Bank’s ability to attract new customers from other financial institutions. We have hired experienced bankers in the markets we serve, and these employees were successful in transitioning many of their former clients as well as bringing new clients to the Bank. Our bankers are expected to maintain calling efforts to develop relationships with clients, and our philosophy is to be responsive to customer needs by providing service and decisions in a timely manner. Additionally, the markets we serve have shown some signs of economic recovery over the last few years which has increased demand for the services we provide.

The following table provides a summary of the loan portfolio as of June 30, 2020, and December 31, 2019.

	June 30, 2020		December 31, 2019
	Amount	% of Total	Amount	% of Total
Residential real estate:
Closed-end 1-4 family - first lien	$229,753	20.3%	$211,440	23.6%
Closed-end 1-4 family - junior lien	8,613	0.8%	7,653	0.9%
Multi-family	14,243	1.3%	18,125	2.0%
Total residential real estate	252,609	22.4%	237,218	26.5%
Commercial real estate:
Nonfarm nonresidential	304,590	26.9%	288,930	32.2%
Farmland	23,948	2.1%	21,089	2.4%
Total commercial real estate	328,538	29.0%	310,019	34.6%
Construction and land development:
Residential	69,511	6.1%	53,386	6.0%
Other	65,073	5.8%	60,140	6.7%
Total construction and land development	134,584	11.9%	113,526	12.7%
Home equity lines of credit	45,683	4.0%	47,410	5.3%
Commercial loans:
Other commercial loans	301,650	26.7%	136,301	15.2%
Agricultural	26,874	2.4%	2,826	0.3%
State, county, and municipal loans	24,019	2.1%	22,159	2.4%
Total commercial loans	352,543	31.2%	161,286	17.9%
Consumer loans	39,782	3.5%	40,397	4.5%
Total gross loans	1,153,739	102.0%	909,856	101.5%
Allowance for loan losses	(13,480)	-1.2%	(8,679)	-1.0%
Net discounts	(1,557)	-0.1%	(2,647)	-0.3%
Net deferred loan fees	(7,197)	-0.7%	(1,425)	-0.2%
Net loans	$1,131,505	100.0%	$897,105	100.0%

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

Real estate loans are the largest component of our loan portfolio and include residential real estate loans, commercial real estate loans, and construction and land development loans. At June 30, 2020, this category totaled $715.7 million, or 62.03% of total gross loans, compared to $660.8 million, or 72.62%, at December 31, 2019. Real estate loans increased $54.9 million, or 8.31%, during the period December 31, 2019 to June 30, 2020. Commercial loans increased $191.3 million, or 118.58% during the same period. $164.1 million of the increase in commercial loans was due to the origination of PPP loans. Our management team and lending officers have a great deal of experience and expertise in real estate lending and commercial lending.

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

All other loans are deemed to be unimpaired and are grouped into various homogeneous risk pools primarily utilizing regulatory reporting classification codes. The Bank’s historical loss factors are calculated for each of the risk pools based on the percentage of net losses experienced as a percentage of the average loans outstanding. The time periods utilized in these historical loss factor calculations are subjective and vary according to management’s estimate of the impact of current economic cycles. As every loan has a risk of loss, minimum loss factors are estimated based on long term trends for the Bank, the banking industry, and the economy. The greater of the calculated historical loss factors or the minimum loss factors are applied to the unimpaired loan amounts currently outstanding for the risk pool and included in the analysis of the allowance for loan losses. In addition, certain qualitative adjustments may be included by management as additional loss factors. These adjustments may include, among other things, changes in loan policy, loan administration, loan geographic or industry concentrations, loan growth rates, and experience levels of our lending officers.  Although we have not seen any significant changes in credit quality as a result of the pandemic, management has added several significant qualitative adjustments to our allowance for loan loss calculation that are related to the uncertainties of how the pandemic will affect our loan quality.  As a result of these qualitative adjustments, our provision for loan losses and the allowance for loan losses has increased significantly during the second quarter.  The loss allocations for specifically impaired loans, smaller impaired loans not specifically measured for impairment, and unimpaired loans are totaled to determine the total required allowance for loan losses. This total is compared to the current allowance on the Bank’s books and adjustments made accordingly by a charge or credit to the provision for loan losses.

Management believes the data it uses in determining the allowance for loan losses is sufficient to estimate potential losses in the loan portfolio; however, actual results could differ from management’s estimate.

The following table presents a summary of changes in the allowance for loan losses for the periods indicated (amounts in thousands).

	As of and for the		As of and for the
	Three Months Ended:		Six Months Ended:
	June 30,	June 30,	June 30,	June 30,
	2020	2019	2020	2019
Allowance for loan losses at beginning of period	$9,933	$7,128	$8,679	$6,577
Charge-offs:
Mortgage loans on real estate:
Residential real estate	52	585	52	587
Commercial real estate	-	-	-	-
Construction and land development	-	-	-	-
Total mortgage loans on real estate	52	585	52	587
Home equity lines of credit	-	-	-	-
Commercial	97	46	159	121
Consumer	22	60	84	101
Total	171	691	295	809

Recoveries:
Mortgage loans on real estate:
Residential real estate	4	6	5	7
Commercial real estate	4	7	8	99
Construction and land development	92	5	97	8
Total mortgage loans on real estate	100	18	110	114
Home equity lines of credit	18	50	19	50
Commercial	24	40	59	68
Consumer	10	19	26	24
Total	152	127	214	256

Net charge-offs (recoveries)	19	564	81	553
Provision for loan losses	3,566	540	4,882	1,080
Allowance for loan losses at end of period	$13,480	$7,104	$13,480	$7,104

Total loans outstanding, net of deferred loan fees	1,144,985	748,926	1,144,985	748,926
Average loans outstanding, net of deferred loan fees	1,074,074	739,548	997,297	729,382
Allowance for loan losses to period end loans	1.18%	0.95%	1.18%	0.95%
Net charge-offs (recoveries) to average loans (annualized)	0.01%	0.31%	0.02%	0.15%

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

	June 30, 2020		December 31, 2019
		Percent of		Percent of
	Amount	Total	Amount	Total
Mortgage loans on real estate:
Residential real estate	$1,368	10.1%	$1,412	16.3%
Commercial real estate	6,050	45.0%	3,601	41.5%
Construction and land development	1,591	11.8%	987	11.4%
Total mortgage loans on real estate	9,009	66.9%	6,000	69.2%
Home equity lines of credit	270	2.0%	344	4.0%
Commercial	3,873	28.7%	1,910	22.0%
Consumer	328	2.4%	425	4.8%
Total	$13,480	100.0%	$8,679	100.0%

Nonperforming Assets

The following table presents our nonperforming assets as of the dates indicated (amounts in thousands):

	June 30,		December 31,
	2020	2019	2019
Nonaccrual loans	$3,685	$3,113	$2,225
Accruing loans past due 90 days or more	156	30	-
Total nonperforming loans	3,841	3,143	2,225
Foreclosed assets	405	277	1,404
Total nonperforming assets	$4,246	$3,420	$3,629

Allowance for loan losses to period end loans	1.18%	0.95%	0.96%
Allowance for loan losses to period end nonperforming loans	350.95%	226.03%	390.07%
Net charge-offs (recoveries) to average loans (annualized)	0.02%	0.15%	0.11%
Nonperforming assets to period end loans and foreclosed property	0.37%	0.46%	0.40%
Nonperforming loans to period end loans	0.34%	0.42%	0.25%
Nonperforming assets to total assets	0.25%	0.31%	0.27%
Period end loans	1,144,985	748,926	905,784
Period end total assets	1,705,402	1,117,256	1,363,936
Allowance for loan losses	13,480	7,104	8,679
Average loans for the period	997,297	729,382	763,905
Net charge-offs for the period	81	553	808
Period end loans plus foreclosed property	1,145,390	749,203	907,188

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

The following table details the composition of our deposit portfolio as of June 30, 2020, and December 31, 2019.

	June 30, 2020		December 31, 2019
		Percent of		Percent of
	Amount	Total	Amount	Total
Demand deposits, non-interest bearing	$458,674	30.6%	$321,458	27.4%
Demand deposits, interest bearing	312,516	20.8%	280,065	23.8%
Money market accounts	392,615	26.1%	268,991	22.9%
Savings deposits	75,334	5.0%	66,067	5.6%
Time certificates of $250 thousand or more	90,018	6.0%	73,073	6.2%
Other time certificates	173,123	11.5%	164,645	14.1%
Totals	$1,502,280	100.0%	$1,174,299	100.0%

Total deposits were $1.50 billion at June 30, 2020, an increase of $328 million from December 31, 2019 with the increase resulting mainly in the balances of money market accounts and demand deposit accounts. The seasonality of these demand deposits is related to property tax collections and to agricultural production.

The following table presents the Bank’s time certificates of deposits by various maturities as of June 30, 2020 (amounts in thousands).

	All Time Deposits	Time Deposits $100 or more	Time Deposits less than $100
Three months or less	$77,124	$54,743	$22,381
Greater than three months through six months	54,372	38,098	16,274
Greater than six months through one year	75,052	51,585	23,467
Greater than one year through three years	41,852	28,313	13,539
Greater than three years	14,741	10,460	4,281
Total	$263,141	$183,199	$79,942

Other Funding Sources

We supplement our deposit funding with wholesale funding when needed for balance sheet planning and management or when the terms are attractive and will not disrupt our offering rates in our markets. A source we have used for wholesale funding is the Federal Home Loan Bank of Atlanta (FHLB). The line of credit with the FHLB is secured by pledges of various loans in our loan portfolio. At June 30, 2020, the FHLB line of credit available was $200.4 million and at December 31, 2019 it was $179.6 million. As of June 30, 2020 and December 31, 2019 we have no Federal Home Loan Bank advances outstanding.  We also have lines of credit for federal funds borrowings with other banks that totaled $38.5 million at June 30, 2020 and December 31, 2019. Furthermore, we have pledged certain loans to the Federal Reserve Bank (FRB) to secure a line of credit. At June 30, 2020, the FRB line of credit available was $121.4 million and at December 31, 2019, the FRB line of credit available was $117.2 million. We have never drawn on the FRB line of credit and consider it a contingency line of credit to be used only for emergency liquidity management.

On October 31, 2018, the Company entered into a loan agreement with CenterState Bank for $27 million.  The loan proceeds were drawn and received by the Company on October 31, 2018.  The loan proceeds were used to fund the payment of the cash consideration to the PSB shareholders of $24.5 million in accordance with the PSB merger agreement and for general corporate purposes.  The loan carries a fixed interest rate of 6%.  The loan is secured by all of the common stock of the Bank.  The balance at June 30, 2020 and December 31, 2019 was $22.1 million and $23.8 million, respectively.  Principal and interest payments are due quarterly and began in January 2019.  The final principal payment will be paid at October 30, 2025. The terms of the loan agreement require the Bank to maintain a classified assets to tier 1 capital plus ALLL ratio not to exceed 40%, a tier 1 leverage ratio of at least 8%, a total risk-based ratio of at least 12%, and a fixed charge coverage ratio of at least 1:3:1 times.  The loan agreement also requires the Bank to maintain at least $2 million in liquid assets at all times during the term of the loan.

Principal payments on the CenterState Bank Loan are due as follows:

July 1, 2020 - June 30, 2021	$3,497
July 1, 2021 - June 30, 2022	3,715
July 1, 2022 - June 30, 2023	3,946
July 1, 2023 - June 30, 2024	4,191
July 1, 2024 - June 30, 2025	4,453
Afterward	2,306
Total	$22,108

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

Cash and cash equivalents at June 30, 2020 and December 31, 2019, were $41.2 million and $45.5 million, respectively. Based on recorded cash and cash equivalents, management believes River Financial Corporation’s liquidity resources were sufficient at June 30, 2020 to fund loans and meet other cash needs as necessary.

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

Financial instruments whose contract amount represents credit risk at June 30, 2020 and December 31, 2019 were as follows  (amounts in thousands):

	June 30, 2020	December 31, 2019
Commitments to extend credit	$229,181	$196,866
Stand-by and performance letters of credit	5,598	5,000
Total	$234,779	$201,866

Contractual Obligations

While our liquidity monitoring and management considers both present and future demands for and sources of liquidity, the following table of contractual commitments focuses only on future obligations as of June 30, 2020 (amounts in thousands).

		Due after 1	Due after 3
	Due in 1	through	through	Due after
	year or less	3 years	5 years	5 years	Total
Deposits without a stated maturity	$1,239,139	$-	$-	$-	$1,239,139
Certificates of deposit of less than $100	62,122	13,539	4,281	-	79,942
Certificates of deposit of $100 or more	144,426	28,313	10,460	-	183,199
Securities sold under agreements to repurchase	10,813	-	-	-	10,813
Note payable	3,497	7,661	8,644	2,306	22,108
Operating leases	595	1,125	726	656	3,102
Total contractual obligations	$1,460,592	$50,638	$24,111	$2,962	$1,538,303

Capital Position and Dividends

At June 30, 2020 and December 31, 2019, total stockholders’ equity was $155.1 million and $145.2 million, respectively. The increase of $9.9 million resulted mainly from the net change in retained earnings and other comprehensive income for the six months ended June 30, 2020. Retained earnings for the first six months of 2020 increased $5.0 million and other comprehensive income increased $5.1 million. The ratio of stockholders’ equity to total assets was 9.10% and 10.65% at June 30, 2020 and December 31, 2019, respectively.

River Bank & Trust is subject to various regulatory capital requirements administered by the federal banking agencies. Certain items such as goodwill and other intangible assets are deducted from total capital in arriving at the various regulatory capital measures such as Common Equity Tier 1 capital, Tier 1 capital, and total risk based capital. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on River Financial Corporation’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, River Bank & Trust must meet specific capital guidelines that involve quantitative measures of the bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory regulations and guidelines. River Bank & Trust’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

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

Management believes, as of June 30, 2020, that the Bank meets all capital adequacy requirements to which it is subject. The following table presents the Bank’s capital amounts and ratios as of June 30, 2020 with the required minimum levels for capital adequacy purposes including the phase in of the capital conservation buffer under Basel III and minimum levels to be well capitalized (as defined) under the regulatory prompt corrective action regulations.

As of June 30, 2020:
					To Be Well Capitalized
			Required For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (To Risk-Weighted Assets)	$151,607	13.432%	$118,514	>= 10.500%	$112,870	>= 10.00%
Common Equity Tier 1 Capital (To Risk-Weighted Assets)	138,129	12.238%	79,008	>= 7.000%	73,365	>= 6.50%
Tier 1 Capital (To Risk-Weighted Assets)	138,129	12.238%	95,939	>= 8.500%	90,295	>= 8.00%
Tier 1 Capital (To Average Assets)	138,129	8.787%	62,879	>= 4.000%	78,598	>= 5.00%

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

River Financial Corporation’s principal source of funds for dividend payments and debt service is dividends received from River Bank & Trust. There are statutory limitations on the payment of dividends by River Bank & Trust to River Financial Corporation. As of June 30, 2020, the maximum amount the Bank could dividend to River Financial Corporation without prior regulatory authority approval was approximately $20.6 million. In addition to dividend restrictions, federal statutes prohibit unsecured loans from banks to bank holding companies.

During the six months ending June 30, 2020 there were 3,500 incentive stock options issued. During the same period, there were 37,125 incentive stock options exercised at a weighted average exercise price of $13.85 per share. A total of 395,000 incentive stock options were outstanding as of June 30, 2020 with a weighted average exercise price of $22.09 per share and a weighted average remaining life of 7.05 years.

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

The following table illustrates our interest rate sensitivity at June 30, 2020, assuming the relevant assets and liabilities are collected and paid, respectively, based upon historical experience rather than their stated maturities (amounts in thousands).

	0-1 Mos	1-3 Mos	3-12 Mos	1-2 Yrs	2-3 Yrs	>3 Yrs	Total
Interest earning assets
Loans	$227,540	$63,854	$335,091	$193,535	$108,068	$216,897	$1,144,985
Securities	11,482	17,873	71,113	67,082	51,703	184,419	403,672
Certificates of deposit in banks	-	489	745	742	495	922	3,393
Cash balances in banks	20,737	-	-	-	-	-	20,737
Federal funds sold	-	-	-	-	-	-	-
Total interest earning assets	$259,759	$82,216	$406,949	$261,359	$160,266	$402,238	$1,572,787

Interest bearing liabilities
Interest bearing transaction accounts	$127,174	$4,336	$19,509	$26,011	$26,011	$109,476	$312,517
Savings and money market accounts	268,766	6,124	27,558	36,743	36,743	92,015	467,949
Time deposits	24,369	51,989	128,152	33,493	8,210	16,928	263,141
Securities sold under agreements to repurchase	10,813	-	-	-	-	-	10,813
Note payable	855	-	2,642	3,715	3,946	10,950	22,108
Total interest bearing liabilities	$431,977	$62,449	$177,861	$99,962	$74,910	$229,369	$1,076,528

Interest sensitive gap
Period gap	$(172,218)	$19,767	$229,088	$161,397	$85,356	$172,869	$496,259
Cumulative gap	$(172,218)	$(152,451)	$76,637	$238,034	$323,390	$496,259
Cumulative gap - Rate Sensitive Assets/ Rate Sensitive Liabilities	-10.9%	-9.7%	4.9%	15.1%	20.6%	31.6%

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

	Impact on net interest income
	As of	As of
	June 30, 2020	December 31, 2019
Change in prevailing rates:
+ 400 basis points	(1.29)%	(1.99)%
+ 300 basis points	(0.55)%	(0.97)%
+ 200 basis points	(0.67)%	(0.14)%
+ 100 basis points	(0.74)%	0.05%
+ 0 basis points	-	-
- 100 basis points	1.84%	(0.39)%
- 200 basis points	1.77%	(4.24)%
- 300 basis points	1.57%	(4.40)%
- 400 basis points	1.46%	(4.88)%

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

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the six months ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of August 4, 2020, we are a defendant in legal proceedings regarding a breach of contract dispute.  Based upon a review by legal counsel and the development of these matters to date, management is of the opinion that the ultimate aggregate liability, if any, will not have a material adverse effect on the Company’s financial position or results of operations.

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

As a result of the COVID-19 pandemic, we have instituted procedures, consistent with federal, state and local government guidelines, to institute social distancing among employees and customers, and encourage employees to work from home when possible.   We believe these measures have been undertaken to date with minimal negative effects on our operations and have been well received by employees and customers.  We believe our daily operations and services to customers have not been materially interrupted in an adverse way, but we cannot be certain of the long-term effects of such procedures.

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

As a participating lender in the U.S. Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”), River Financial and River Bank are subject to additional risks of litigation from the Bank’s customers or other parties regarding the Bank’s processing of loans for the PPP and risks that the SBA may not fund some or all PPP loan guaranties

On March 27, 2020, President Trump signed the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), which included a $349 billion loan program administered through the SBA referred to as the PPP. Under the PPP, small businesses and other entities and individuals can apply for loans from existing SBA lenders and other approved regulated lenders that enroll in the program, subject to numerous limitations and eligibility criteria. The Bank is participating as a lender in the PPP. The PPP opened on April 3, 2020; however, because of the short timeframe between the passing of the CARES Act and the opening of the PPP, there has been ambiguity in the laws, rules and guidance regarding the operation of the PPP, which exposes us to risks relating to noncompliance with the PPP. On or about April 16, 2020, the SBA notified lenders that the $349 billion earmarked for the PPP was exhausted. On April 24, 2020, President Trump signed legislation providing additional funding for the PPP.  Since the opening of the PPP, several other larger banks have been subject to litigation regarding the process and procedures that such banks used in processing applications for the PPP. River Financial and River Bank may be exposed to the risk of similar litigation, from both customers and non‑customers that approached the Bank regarding PPP loans, regarding its process and procedures used in processing applications for the PPP. If any such litigation is filed against us and is not resolved in a favorable manner, it may result in significant financial liability or adversely affect our reputation. In addition, litigation can be costly, regardless of outcome. Any financial liability, litigation costs or reputational damage caused by PPP related litigation could have a material adverse effect on our business, financial condition and results of operations.  The Bank also has credit risk on PPP loans if a determination is made by the SBA that there is a deficiency in the manner in which the loan was originated, funded, or serviced by the Bank, such as an issue with the eligibility of a borrower to receive a PPP loan, which may or may not be related to the ambiguity in the laws, rules and guidance regarding the operation of the PPP. In the event of a loss resulting from a default on a PPP loan and a determination by the SBA that there was a deficiency in the manner in which the PPP loan was originated, funded, or serviced by the Company, the SBA may deny its liability under the guaranty, reduce the amount of the guaranty, or, if it has already paid under the guaranty, seek recovery of any loss related to the deficiency from the Bank.

A continuation of the pandemic could have longer-term and unforeseen results.

A continuation of the COVID-19 pandemic, or a resurgence of the pandemic which may be occurring at the present time, could have longer adverse effects on our capital, income and relationships with customers.  There could be longer term effects which are unforeseen at the present time.

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

RIVER FTNANCIAL CORPORATION

Date: August 4, 2020	By:	/s/ James M. Stubbs
James M. Stubbs
Chief Executive Officer (principal executive officer)

Date: August 4, 2020	By:	/s/ Kenneth H. Givens
Kenneth H. Givens
Chief Financial Officer