Form 10-Q
period 2020-09-30
River Financial Corp
filed 2020-11-10
CIK 1641601

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of November 2, 2020, the registrant had 6,496,227 shares of common stock, $1.00 par value per share, outstanding.

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

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

RIVER FINANCIAL CORPORATION

Consolidated Statements of Financial Condition

(in thousands except share data)

	September 30, 2020	December 31, 2019
	Unaudited	Audited
Assets
Cash and due from banks	$22,354	$27,786
Interest-bearing deposits in banks	13,864	17,669
Federal funds sold	20,000	-
Cash and cash equivalents	56,218	45,455

Certificates of deposit in banks	2,906	4,836
Securities available-for-sale, at fair value	415,217	303,303
Loans held for sale	21,468	6,285
Loans, net of unearned income and discounts	1,191,368	905,784
Less allowance for loan losses	(16,333)	(8,679)
Net loans	1,175,035	897,105
Premises and equipment, net	31,623	31,554
Accrued interest receivable	6,091	3,841
Bank owned life insurance	28,818	28,219
Foreclosed assets	471	1,404
Deferred income taxes, net	1,804	777
Core deposit intangible	4,349	5,316
Goodwill	27,817	27,817
Other assets	9,807	8,024
Total assets	$1,781,624	$1,363,936
Liabilities and Shareholders' Equity
Noninterest-bearing deposits	$437,647	$321,458
Interest-bearing deposits	1,141,931	852,841
Total deposits	1,579,578	1,174,299
Securities sold under agreements to repurchase	10,266	8,707
Note payable	21,254	23,773
Accrued interest payable and other liabilities	8,610	10,128
Total liabilities	1,619,708	1,216,907
Common stock related to 401(k) Employee Stock Ownership Plan	1,741	1,837
Stockholders' Equity
Common stock ($1 par value; 10,000,000 shares authorized; 6,518,264 and 6,492,812 shares issued; 6,496,655 and 6,489,505 shares outstanding, respectively)	6,518	6,493
Additional paid-in capital	100,495	100,174
Retained earnings	47,688	38,644
Accumulated other comprehensive income	7,812	1,811
Treasury stock at cost (21,609 and 3,307 shares, respectively)	(597)	(93)
Common stock related to 401(k) Employee Stock Ownership Plan	(1,741)	(1,837)
Total stockholders' equity	160,175	145,192
Total equity	161,916	147,029
Total liabilities and stockholders' equity	$1,781,624	$1,363,936

The accompanying notes are an integral part of these financial statements.

RIVER FINANCIAL CORPORATION

Unaudited Consolidated Statements of Income

(in thousands except per share data)

	For the Three Months Ended:		For the Nine Months Ended:
	September 30,		September 30,
	2020	2019	2020	2019
Interest income:
Loans, including fees	$14,328	$10,192	$41,285	$29,853
Taxable securities	1,105	1,104	3,829	3,347
Nontaxable securities	517	356	1,451	1,055
Federal funds sold	4	107	4	183
Other interest income	26	178	201	485
Total interest income	15,980	11,937	46,770	34,923
Interest expense:
Deposits	1,667	1,758	5,446	4,921
Short-term borrowings	2	11	14	35
Federal Home Loan Bank advances	-	-	-	29
Note payable	333	384	1,029	1,175
Total interest expense	2,002	2,153	6,489	6,160
Net interest income	13,978	9,784	40,281	28,763
Provision for loan losses	2,916	540	7,798	1,620
Net interest income after provision for loan losses	11,062	9,244	32,483	27,143
Noninterest income:
Service charges and fees	1,269	1,251	3,673	3,537
Investment brokerage revenue	43	24	128	69
Mortgage operations	1,555	1,255	3,917	2,344
Bank owned life insurance income	201	171	599	451
Net loss on sale of investment securities	-	(6)	(48)	(9)
Other noninterest income	90	153	317	363
Total noninterest income	3,158	2,848	8,586	6,755
Noninterest expense:
Salaries and employee benefits	5,437	4,680	15,974	13,010
Occupancy expenses	592	513	1,759	1,487
Equipment rentals, depreciation, and maintenance	281	248	863	784
Telephone and communications	116	99	361	268
Advertising and business development	184	149	400	478
Data processing	681	939	2,155	2,346
Foreclosed assets, net	32	21	152	144
Federal deposit insurance and other regulatory assessments	265	16	548	210
Legal and other professional services	181	263	588	692
Other operating expenses	1,299	1,331	3,944	3,826
Total noninterest expense	9,068	8,259	26,744	23,245
Income before income taxes	5,152	3,833	14,325	10,653
Provision for income taxes	1,085	861	2,938	2,312
Net income	$4,067	$2,972	$11,387	$8,341

Basic net earnings per common share	$0.63	$0.52	$1.75	$1.46
Diluted net earnings per common share	$0.62	$0.51	$1.73	$1.44
Dividends per common share	$-	$-	$0.36	$0.33

The accompanying notes are an integral part of these financial statements.

RIVER FINANCIAL CORPORATION

Unaudited Consolidated Statements of Comprehensive Income

(in thousands)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net income	$4,067	$2,972	$11,387	$8,341
Other comprehensive income (loss), net of tax:
Investment securities available-for-sale:
Net unrealized gains	1,179	855	7,965	6,903
Income tax effect	(296)	(215)	(2,000)	(1,732)
Reclassification adjustments for net losses realized in net income	-	6	48	9
Income tax effect	-	(2)	(12)	(2)
Other comprehensive income, net of tax	883	644	6,001	5,178
Comprehensive income	$4,950	$3,616	$17,388	$13,519

The accompanying notes are an integral part of these financial statements.

RIVER FINANCIAL CORPORATION

Unaudited Consolidated Statements of Changes in Stockholders' Equity

(in thousands except share and per share data)

				Accumulated		Common
		Additional		Other		Stock	Total
	Common	Paid In	Retained	Comprehensive	Treasury	Related to	Stockholders'
	Stock	Capital	Earnings	Income	Stock	KSOP	Equity
Balance at December 31, 2019	$6,493	$100,174	$38,644	$1,811	$(93)	$(1,837)	$145,192
Net income	-	-	11,387	-	-	-	11,387
Other comprehensive income, net of tax	-	-	-	6,001	-	-	6,001
Exercise of stock options and warrants (25,452 shares)	25	156	-	-	-	-	181
Purchase of treasury stock (25,273 shares)	-	-	-	-	(700)	-	(700)
Sale of treasury shares (6,971 shares)	-	2	-	-	196	-	198
Dividends declared ($0.36 per share)	-	-	(2,343)	-	-	-	(2,343)
Stock-based compensation expense	-	163	-	-	-	-	163
Change for KSOP related shares	-	-	-	-	-	96	96
Balance at September 30, 2020	$6,518	$100,495	$47,688	$7,812	$(597)	$(1,741)	$160,175

The accompanying notes are an integral part of these financial statements.

RIVER FINANCIAL CORPORATION

Unaudited Consolidated Statements of Cash Flows

(in thousands)

	For the Nine Months
	Ended September 30,
	2020	2019
Cash Flows (Used For) From Operating Activities:
Net Income	$11,387	$8,341
Adjustments to reconcile net income to net cash (used for) from operating activities:
Provision for loan losses	7,798	1,620
Provision for losses on foreclosed assets	91	104
Amortization of securities available-for-sale	2,898	1,173
Accretion of securities available-for-sale	(173)	(360)
Realized net loss on securities available-for-sale	48	9
Accretion of discount on acquired loans	(281)	(681)
Accretion of deferred loan fees / costs	(1,811)	(1,143)
Amortization of core deposit intangible asset	967	956
Stock-based compensation expense	163	131
Bank owned life insurance income	(599)	(451)
Depreciation and amortization of premises and equipment	1,103	1,004
(Gain) loss on sale of foreclosed assets	(2)	12
Deferred income tax benefit	(3,041)	(635)
(Increase) decrease in operating assets and (decrease) increase in operating liabilities:
Loans held-for-sale	(15,183)	(7,583)
Accrued interest receivable	(2,250)	100
Other assets	(1,656)	(4,442)
Accrued interest payable and other liabilities	(1,517)	3,325
Net cash (used for) from operating activities	(2,058)	1,480
Cash Flows (Used For) From Investing Activities:
Maturity of certificate of deposit	2,437	1,348
Purchase of certificate of deposit	(501)	-
Sales of securities available-for-sale	14,499	28,875
Maturities, payments, calls of securities available-for-sale	62,702	34,420
Purchases of securities available-for-sale	(183,880)	(64,732)
Loan principal originations, net	(284,126)	(43,264)
Proceeds from sale of foreclosed assets	1,334	118
Purchases of premises and equipment	(1,172)	(2,826)
(Purchase) sale of restricted equity securities, net	(127)	628
Purchase of bank owned life insurance	-	(7,000)
Net cash used for investing activities	(388,834)	(52,433)
Cash Flows From (Used For) Financing Activities:
Net increase in deposits	405,279	74,910
Net increase in securities sold under agreements to repurchase	1,559	1,742
Repayment of Federal Home Loan Bank advances	-	(20,000)
Repayment of note payable	(2,519)	(2,378)
Proceeds from exercise of common stock options and warrants	181	142
Purchase of treasury stock	(700)	(423)
Sale of treasury stock	198	277
Cash dividends	(2,343)	(1,882)
Net cash from financing activities	401,655	52,388
Net Change In Cash And Cash Equivalents	10,763	1,435
Cash and Cash Equivalents At Beginning Of Period	45,455	47,507
Cash and Cash Equivalents At End Of Period	$56,218	$48,942

Supplemental Disclosures Of Cash Flows Information:
Cash Payments For:
Interest paid to depositors	$5,528	$4,861
Interest paid on borrowings	$1,070	$1,273
Income taxes	$7,148	$2,055
Non-cash investing and financing activities:
Transfer of loans to foreclosed assets	$490	$855
Initial recognition of operating lease right-of-use assets	$-	$2,172
Initial recognition of operating lease liabilities	$-	$2,237

The accompanying notes are an integral part of these financial statements.

River Financial Corporation

Notes to Unaudited Consolidated Financial Statements

(amounts in thousands, except share and per share data)

Note 1 – Basis of Presentation

General

The unaudited consolidated financial statements include the accounts of River Financial Corporation (“River” or the “Company”) and its wholly owned subsidiary, River Bank & Trust (Bank). The Bank provides a full range of commercial and consumer banking services primarily in the Montgomery, Alabama metropolitan area, Autauga, Baldwin, Chilton, Coffee, Elmore, Etowah, Houston, Lee, Mobile and Tallapoosa counties and surrounding counties in Alabama.  The Bank is primarily regulated by the Federal Deposit Insurance Corporation (FDIC) and undergoes periodic examinations by this regulatory agency and the Alabama Banking Department.  The Company is regulated by the Federal Reserve Bank (FRB) and is also subject to periodic examinations.

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

The reconciliation of the components of the basic and diluted earnings per share is as follows (amounts in thousands):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2020	2019	2020	2019
Net earnings available to common shareholders	$4,067	$2,972	$11,387	$8,341
Weighted average common shares outstanding	6,498,288	5,703,921	6,498,669	5,702,026
Dilutive effect of stock options	73,452	93,780	74,759	91,549
Diluted common shares	6,571,740	5,797,701	6,573,428	5,793,575
Basic earnings per common share	$0.63	$0.52	$1.75	$1.46
Diluted earnings per common share	$0.62	$0.51	$1.73	$1.44

Note 3 – Investment Securities

Securities available-for-sale at September 30, 2020 and December 31, 2019 are as follows (amounts in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2020:
Securities available-for-sale:
Residential mortgage-backed	$277,988	$5,034	$(398)	$282,624
U.S. govt. sponsored enterprises	36,997	1,368	-	38,365
State, county, and municipal	87,120	4,428	(19)	91,529
Corporate debt obligations	2,662	37	-	2,699
Totals	$404,767	$10,867	$(417)	$415,217

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2019:
Securities available-for-sale:
Residential mortgage-backed	$188,944	$718	$(851)	$188,811
U.S. govt. sponsored enterprises	39,355	812	(106)	40,061
State, county, and municipal	69,908	1,986	(143)	71,751
Corporate debt obligations	2,654	26	-	2,680
Totals	$300,861	$3,542	$(1,100)	$303,303

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

Details concerning investment securities with unrealized losses as of September 30, 2020 and December 31, 2019 are as follows (amounts in thousands):

	Less Than 12 Months		More Than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2020:
Securities available-for-sale:
Residential mortgage-backed	$59,207	$398	$-	$-	$59,207	$398
U.S. govt. sponsored enterprises	-	-	-	-	-	-
State, county & municipal	3,146	19	-	-	3,146	19
Corporate debt obligations	-	-	-	-	-	-
Totals	$62,353	$417	$-	$-	$62,353	$417

December 31, 2019:
Securities available-for-sale:
Residential mortgage-backed	$83,964	$321	$39,881	$530	$123,845	$851
U.S. govt. sponsored enterprises	7,423	53	2,748	53	10,171	106
State, county & municipal	14,866	143	200	-	15,066	143
Corporate debt obligations	-	-	-	-	-	-
Totals	$106,253	$517	$42,829	$583	$149,082	$1,100

As of September 30, 2020, management does not consider securities with unrealized losses to be other-than-temporarily impaired. The unrealized losses in each category have occurred as a result of changes in interest rates, market spreads and market conditions subsequent to purchase. The Company has the ability and intent to hold its securities for a period of time sufficient to allow for a recovery in fair value. There were no other-than-temporary impairments charged to earnings during the nine months ended September 30, 2020 or 2019.  The Company owned a total of 16 securities with unrealized losses of $417 thousand at September 30, 2020. As of September 30, 2020 and December 31, 2019, securities with a carrying value of approximately $121.8 million and $71.8 million, respectively, were pledged to secure public deposits as required by law. At September 30, 2020 and December 31, 2019, the carrying value of securities pledged to secure repurchase agreements was approximately $16.4 million and $14.5 million, respectively.

During the nine months ended September 30, 2020, the Company sold investment securities for proceeds of  $14.5 million and realized losses of $48 thousand.  During the nine months ended September 30, 2019, the Company sold investment securities for proceeds of $28.9 million and realized losses of $9 thousand.

The amortized cost and estimated fair value of securities available-for-sale at September 30, 2020 and December 31, 2019, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities for residential mortgage backed securities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.  These securities are therefore not presented by maturity classification.

	September 30, 2020		December 31, 2019
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)		(In Thousands)
Securities available-for-sale
Less than 1 year	$7,202	$7,281	$8,420	$8,458
1 to 5 years	35,378	36,986	37,820	38,799
5 to 10 years	20,323	20,964	19,739	20,117
After 10 years	63,876	67,362	45,938	47,118
	126,779	132,593	111,917	114,492
Residential mortgage-backed securities	277,988	282,624	188,944	188,811
Totals	$404,767	$415,217	$300,861	$303,303

Note 4 – Loans, Allowance for Loan Losses and Credit Quality

Major classifications of loans at September 30, 2020 and December 31, 2019 are summarized as follows (amounts in thousands):

	September 30, 2020		December 31, 2019
	Amount	% of Total	Amount	% of Total
Residential real estate:
Closed-end 1-4 family - first lien	$244,419	20.8%	$211,440	23.6%
Closed-end 1-4 family - junior lien	7,646	0.7%	7,653	0.9%
Multi-family	13,381	1.1%	18,125	2.0%
Total residential real estate	265,446	22.6%	237,218	26.5%
Commercial real estate:
Nonfarm nonresidential	310,096	26.4%	288,930	32.2%
Farmland	35,480	3.0%	21,089	2.4%
Total commercial real estate	345,576	29.4%	310,019	34.6%
Construction and land development:
Residential	68,953	5.9%	53,386	6.0%
Other	74,798	6.4%	60,140	6.7%
Total construction and land development	143,751	12.3%	113,526	12.7%
Home equity lines of credit	44,484	3.8%	47,410	5.3%
Commercial loans:
Other commercial loans	299,074	25.4%	136,301	15.2%
Agricultural	34,809	3.0%	2,826	0.3%
State, county, and municipal loans	25,773	2.2%	22,159	2.4%
Total commercial loans	359,656	30.6%	161,286	17.9%
Consumer loans	40,630	3.5%	40,397	4.5%
Total gross loans	1,199,543	102.2%	909,856	101.5%
Allowance for loan losses	(16,333)	-1.4%	(8,679)	-1.0%
Net discounts	(1,332)	-0.1%	(2,647)	-0.3%
Net deferred loan fees	(6,843)	-0.7%	(1,425)	-0.2%
Net loans	$1,175,035	100.0%	$897,105	100.0%

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

	Real Estate Mortgage Loans
			Construction	Home Equity
			and Land	Lines
Allowance for Loan Losses	Residential	Commercial	Development	Of Credit	Commercial	Consumer	Total
Balance - December 31, 2019	$1,412	$3,601	$987	$344	$1,910	$425	$8,679
Provision (credit) for loan losses	175	3,008	699	(86)	3,936	66	7,798
Loan charge-offs	(52)	-	(59)	-	(232)	(94)	(437)
Loan recoveries	6	17	109	19	108	34	293
Balance - September 30, 2020	$1,541	$6,626	$1,736	$277	$5,722	$431	$16,333

Ending balance:
Individually evaluated for impairment	$31	$17	$-	$-	$335	$84	$467
Collectively evaluated for impairment	1,510	6,609	1,736	277	5,387	347	15,866
Total	$1,541	$6,626	$1,736	$277	$5,722	$431	$16,333

Loans:
Individually evaluated for impairment	$1,029	$3,562	$137	$408	$440	$84	$5,660
Collectively evaluated for impairment	264,093	341,129	143,607	44,076	359,162	40,531	1,192,598
Acquired loans with deteriorated credit quality	324	885	7	-	54	15	1,285
Total	$265,446	$345,576	$143,751	$44,484	$359,656	$40,630	$1,199,543

	Real Estate Mortgage Loans
			Construction	Home Equity
			and Land	Lines
Allowance for Loan Losses	Residential	Commercial	Development	Of Credit	Commercial	Consumer	Total
Balance - December 31, 2018	$1,579	$1,961	$942	$394	$1,375	$326	$6,577
Provision (credit) for loan losses	252	886	(28)	8	327	175	1,620
Loan charge-offs	(587)	-	-	-	(175)	(157)	(919)
Loan recoveries	7	107	15	50	98	33	310
Balance - September 30, 2019	$1,251	$2,954	$929	$452	$1,625	$377	$7,588

Ending balance:
Individually evaluated for impairment	$16	$59	$-	$-	$303	$-	$378
Collectively evaluated for impairment	1,235	2,895	929	452	1,322	377	7,210
Total	$1,251	$2,954	$929	$452	$1,625	$377	$7,588

Loans:
Individually evaluated for impairment	$811	$2,324	$149	$318	$414	$27	$4,043
Collectively evaluated for impairment	195,038	253,831	96,328	43,201	126,866	37,356	752,620
Acquired loans with deteriorated credit quality	293	48	58	-	57	34	490
Total	$196,142	$256,203	$96,535	$43,519	$127,337	$37,417	$757,153

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

We have received requests from our borrowers for loan and lease deferrals and modifications including the deferral of principal payments or the deferral of principal and interest payments for terms generally 90-180 days. Requests are evaluated individually and approved modifications are based on the unique circumstances of each borrower.  In total, the Bank had placed approximately $131 million of loans on a loan deferral plan as part of COVID-19 modifications. Of the loans participating in the deferral program, approximately $114 million had deferrals of principal and interest for three months and approximately $17 million had deferrals of principal only for six months.  As of October 31, 2020, approximately $2 million of these loans remain on deferral. In accordance with Section 4013 of the CARES Act and the interagency statement, we have not accounted for such loans as TDRs, nor have we designated them as past due or nonaccrual.

The following table presents impaired loans by class of loans as of September 30, 2020 (amounts in thousands).  Purchased credit-impaired loans are not included in these tables because they are carried at fair value and accordingly have no related associated allowance.

Nonaccruing Impaired Loans	Unpaid Principal Balance	Recorded Investment	Impaired Loans With No Allowance	Impaired Loans With Allowance	Allowance for Loan Losses
Mortgage loans on real estate:
Residential real estate	$639	$639	$531	$108	$31
Commercial real estate	698	698	515	183	17
Construction and land development	-	-	-	-	-
Total mortgage loans on real estate	1,337	1,337	1,046	291	48
Home equity lines of credit	207	207	207	-	-
Commercial loans	132	132	-	132	132
Consumer loans	84	84	-	84	84
Total Loans	$1,760	$1,760	$1,253	$507	$264

Accruing Impaired Loans	Unpaid Principal Balance	Recorded Investment	Impaired Loans With No Allowance	Impaired Loans With Allowance	Allowance for Loan Losses
Mortgage loans on real estate:
Residential real estate	$390	$390	$390	$-	$-
Commercial real estate	2,864	2,864	2,864	-	-
Construction and land development	201	137	137	-	-
Total mortgage loans on real estate	3,455	3,391	3,391	-	-
Home equity lines of credit	201	201	201	-	-
Commercial loans	308	308	105	203	203
Consumer loans	-	-	-	-	-
Total Loans	$3,964	$3,900	$3,697	$203	$203

Total Impaired Loans	Unpaid Principal Balance	Recorded Investment	Impaired Loans With No Allowance	Impaired Loans With Allowance	Allowance for Loan Losses
Mortgage loans on real estate:
Residential real estate	$1,029	$1,029	$921	$108	$31
Commercial real estate	3,562	3,562	3,379	183	17
Construction and land development	201	137	137	-	-
Total mortgage loans on real estate	4,792	4,728	4,437	291	48
Home equity lines of credit	408	408	408	-	-
Commercial loans	440	440	105	335	335
Consumer loans	84	84	-	84	84
Total Loans	$5,724	$5,660	$4,950	$710	$467

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

The following table presents the average recorded investment in impaired loans and the interest income recognized on impaired loans in the nine months ended September 30, 2020 and 2019 by loan category (amounts in thousands).

	Nine Months Ended			Nine Months Ended
	September 30, 2020			September 30, 2019
	Average	Ending		Average	Ending
	Recorded	Recorded	Interest	Recorded	Recorded	Interest
	Investment	Investment	Income	Investment	Investment	Income
Mortgage loans on real estate:
Residential real estate	$736	$1,029	$19	$1,501	$811	$19
Commercial real estate	2,695	3,562	115	2,262	2,324	90
Construction and land development	141	137	5	153	149	6
Total mortgage loans on real estate	3,572	4,728	139	3,916	3,284	115
Home equity lines of credit	338	408	7	266	318	5
Commercial loans	416	440	15	381	414	15
Consumer loans	21	84	-	69	27	3
Total Loans	$4,347	$5,660	$161	$4,632	$4,043	$138

The following tables present the aging of loans and non-accrual loans as of September 30, 2020 and December 31, 2019, by class of loans (amounts in thousands).

	Accruing Loans
As of September 30, 2020	Current	30-89 Days Past Due	90+ Days Past Due	Nonaccrual Loans	Total Loans
Mortgage loans on real estate:
Residential real estate	$262,125	$1,907	$53	$1,361	$265,446
Commercial real estate	343,632	706	-	1,238	345,576
Construction and land development	143,187	564	-	-	143,751
Total mortgage loans on real estate	748,944	3,177	53	2,599	754,773
Home equity lines of credit	44,207	31	-	246	44,484
Commercial loans	358,817	597	-	242	359,656
Consumer loans	39,967	393	1	269	40,630
Total Loans	$1,191,935	$4,198	$54	$3,356	$1,199,543

	Accruing Loans
As of December 31, 2019	Current	30-89 Days Past Due	90+ Days Past Due	Nonaccrual Loans	Total Loans
Mortgage loans on real estate:
Residential real estate	$235,339	$1,190	$-	$689	$237,218
Commercial real estate	309,051	226	-	742	310,019
Construction and land development	112,916	534	-	76	113,526
Total mortgage loans on real estate	657,306	1,950	-	1,507	660,763
Home equity lines of credit	47,003	150	-	257	47,410
Commercial loans	160,288	788	-	210	161,286
Consumer loans	40,004	142	-	251	40,397
Total Loans	$904,601	$3,030	$-	$2,225	$909,856

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be Pass rated loans. As of September 30, 2020 and December 31, 2019, and based on the most recent analysis performed as of those dates, the risk category of loans by class of loans is as follows (amounts in thousands):

As of September 30, 2020	Pass	Special Mention	Substandard	Doubtful	Total
Mortgage loans on real estate:
Residential real estate	$264,049	$902	$495	$-	$265,446
Commercial real estate	345,074	232	270	-	345,576
Construction and land development	142,889	733	129	-	143,751
Total mortgage loans on real estate	752,012	1,867	894	-	754,773
Home equity lines of credit	44,356	-	128	-	44,484
Commercial loans	359,110	332	214	-	359,656
Consumer loans	39,875	357	398	-	40,630
Total Loans	$1,195,353	$2,556	$1,634	$-	$1,199,543

As of December 31, 2019	Pass	Special Mention	Substandard	Doubtful	Total
Mortgage loans on real estate:
Residential real estate	$232,017	$3,589	$1,612	$-	$237,218
Commercial real estate	298,980	7,204	3,835	-	310,019
Construction and land development	111,883	1,420	223	-	113,526
Total mortgage loans on real estate	642,880	12,213	5,670	-	660,763
Home equity lines of credit	46,994	59	357	-	47,410
Commercial loans	158,969	1,482	835	-	161,286
Consumer loans	39,564	389	444	-	40,397
Total Loans	$888,407	$14,143	$7,306	$-	$909,856

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

Loans and mortgage loans held-for-sale – The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. When a loan is identified as individually impaired, management measures impairment using one of three methods. These methods include collateral value, market value of similar debt, and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. As of September 30, 2020 and December 31, 2019, impaired loans were evaluated based on the fair value of the collateral. Impaired loans for which an allowance is established based on the fair value of collateral, or loans that were charged down according to the fair value of collateral, require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price, the Company records the impaired loan as nonrecurring Level 2. When the fair value is based on an appraised value, the Company records the impaired loan as nonrecurring Level 3.

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

Assets and liabilities measured at fair value on a recurring basis - The only assets and liabilities measured at fair value on a recurring basis are our securities available-for-sale.  There were no transfers between levels during the period.  Information related to the Company’s assets and liabilities measured at fair value on a recurring basis at September 30, 2020 and December 31, 2019 is as follows: (amounts in thousands)

	Fair Value Measurements At Reporting Date Using:
September 30, 2020	Fair Value	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Securities available-for-sale:
Residential mortgage -backed	$282,624	$-	$282,624	$-
U.S. government sponsored enterprises	38,365	-	38,365	-
State, county, and municipal	91,529	-	91,529	-
Corporate debt obligations	2,699	-	2,699	-
Totals	$415,217	$-	$415,217	$-

	Fair Value Measurements At Reporting Date Using:
December 31, 2019	Fair Value	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Securities available-for-sale:
Residential mortgage -backed	$188,811	$-	$188,811	$-
U.S. government sponsored enterprises	40,061	-	40,061	-
State, county, and municipal	71,751	-	71,751	-
Corporate debt obligations	2,680	-	2,680	-
Totals	$303,303	$-	$303,303	$-

Assets measured at fair value on a nonrecurring basis – The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a nonrecurring basis are included in the table below as of September 30, 2020 and December 31, 2019 (amounts in thousands):

	Fair Value Measurements At Reporting Date Using:
September 30, 2020	Fair Value	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$5,193	$-	$-	$5,193
Foreclosed assets	471	-	-	471
Totals	$5,664	$-	$-	$5,664

December 31, 2019	Fair Value	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$3,440	$-	$-	$3,440
Foreclosed assets	1,404	-	-	1,404
Totals	$4,844	$-	$-	$4,844

The Company has estimated the fair values of these assets using Level 3 inputs, specifically the appraised value of the collateral. Impaired loan balances represent those collateral dependent impaired loans where management has estimated the credit loss by comparing the loan’s carrying value against the expected realizable fair value of the impaired loan for the amount of the credit loss.

The estimated fair values, and related carrying or notional amounts, of the Company’s financial instruments as of September 30, 2020 and December 31, 2019 are as follows (amounts in thousands):

		Estimated Fair Value
September 30, 2020	Carrying Amount	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$56,218	$56,218	$-	$-
Certificates of deposit in banks	2,906	-	2,906	-
Securities available-for-sale	415,217	-	415,217	-
Loans held-for-sale	21,468	-	21,468	-
Loans receivable	1,175,035	-	1,193,420	5,193
Accrued interest receivable	6,091	-	6,091	-
Bank owned life insurance	28,818	-	28,818	-
Restricted equity securities	1,789	-	-	1,789
Financial liabilities:
Deposits	1,579,578	-	1,573,500	-
Securities sold under agreements to repurchase	10,266	-	10,266	-
Note payable	21,254	-	21,254	-
Accrued interest payable	498	-	498	-

		Estimated Fair Value
December 31, 2019	Carrying Amount	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$45,455	$45,455	$-	$-
Certificates of deposit in banks	4,836	-	4,836	-
Securities available-for-sale	303,303	-	303,303	-
Loans held-for-sale	6,285	-	6,285	-
Loans receivable	897,105	-	903,303	3,440
Accrued interest receivable	3,841	-	3,841	-
Bank owned life insurance	28,219	-	28,219	-
Restricted equity securities	1,650	-	-	1,650
Financial liabilities:
Deposits	1,174,299	-	1,146,130	-
Securities sold under agreements to repurchase	8,707	-	8,707	-
Note payable	23,773	-	23,773	-
Accrued interest payable	614	-	614	-

The estimated fair values of the standby letters of credit and loan commitments on which the committed interest rate is less than the current market rate are insignificant at September 30, 2020 and December 31, 2019.

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

Note 6 – Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, “Leases.” Under the new guidance, lessees will be required to recognize the following for all leases (with the exception of short-term leases): 1) a lease liability, which is the present value of a lessee’s obligation to make lease payments, and 2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Lessor accounting under the new guidance remains largely unchanged as it is substantially equivalent to existing guidance for sales-type leases, direct financing leases, and operating leases. Leveraged leases have been eliminated, although lessors can continue to account for existing leveraged leases using the current accounting guidance. Other limited changes were made to align lessor accounting with the lessee accounting model and the new revenue recognition standard. All entities will classify leases to determine how to recognize lease-related revenue and expense. Quantitative and qualitative disclosures will be required by lessees and lessors to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. The intention is to require enough information to supplement the amounts recorded in the financial statements so that users can understand more about the nature of an entity’s leasing activities. ASU No. 2016-02 is effective for interim and annual reporting periods beginning after December 15, 2018. All entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. As the Company elected the transition option provided in ASU No. 2018-11 (see below), the modified retrospective approach was applied on January 1, 2019 (as opposed to January 1, 2018). The Company also elected certain relief options offered in ASU 2016-02 including the package of practical expedients, the option not to separate lease and non-lease components and instead to account for them as a single lease component, and the option not to recognize right-of-use assets and lease liabilities that arise from short-term leases (i.e., leases with terms of twelve months or less). The Company did not elect the hindsight practical expedient, which allows entities to use hindsight when determining lease term and impairment of right-of-use assets. The Company has several lease agreements, such as branch locations, which are considered operating leases, and therefore, were not previously recognized on the Company’s consolidated statements of condition. The new guidance requires these lease agreements to be recognized on the consolidated statements of condition as a right-of-use asset and a corresponding lease liability. The new guidance did not have a material impact on the consolidated statements of income or the consolidated statements of cash flows. See Note 10 Leases for more information.

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

Note 7 – Defined Contribution Plan

The Company provides a 401(k) employee stock ownership plan (KSOP), which covers substantially all of the Company’s employees who are eligible, as to age and length of service. A participant may elect to make contributions up to $19.5 thousand and $19 thousand of the participant’s annual compensation in 2020 and 2019, respectively. The Company makes contributions up to 3% of each participant’s annual compensation and the Company matches 50% of the next 2% contributed by the employee. Contributions to the plan by Company were approximately $401 thousand and $318 thousand for the nine months ended September 30, 2020 and 2019, respectively.  Outstanding shares of the Company’s common stock allocated to participants at September 30, 2020 and December 31, 2019 totaled 83,747 and 88,366 shares respectively, and there were no unallocated shares. These shares are treated as outstanding for purposes of calculating earnings per share and dividends on these shares are included in the Consolidated Statements of Stockholders’ Equity.

The Company’s KSOP includes a put option for shares of the Company’s common stock distributed from the KSOP. Shares are distributed from the KSOP primarily to separate vested participants and certain eligible participants who elect to diversify their account balances. Since the Company’s common stock is not currently traded on an established securities market, if the owners of distributed shares desire to sell their shares, the Company is required to purchase the shares at fair value during two put option periods following the distribution of the shares from the KSOP. The first put option period is within sixty days following the distribution of the shares from the KSOP.  The second put option period begins on the first day of the fifth month of the plan year for a sixty day period. The fair value of distributed shares subject to the put option totaled $0 as of September 30, 2020 and December 31, 2019. The cost of the KSOP shares totaled $1.74 million and $1.84 million as of September 30, 2020 and December 31, 2019, respectively. Due to the Company’s obligation under the put option, the distributed shares and KSOP shares are classified as temporary equity in the mezzanine section of the consolidated statements of financial condition and totaled $1.74 million and $1.84 million as of September 30, 2020 and December 31, 2019, respectively. The fair value of the KSOP shares totaled $2.32 million and $2.45 million as of September 30, 2020 and December 31, 2019, respectively.

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

Note 9 – Loans Held for Sale

The Company has entered into agreements with secondary market investors to deliver loans on a “best efforts delivery” basis. When a rate is committed to a borrower, it is based on the best price that day and locked with the investor for the customer for a 30-day period. In the event the loan is not delivered to the investor, the Company has no risk or exposure with the investor. The fair values of the Company’s agreements with investors and rate lock commitments to customers as September 30, 2020 and December 31, 2019, respectively, were not material.

Note 10 – Leases

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

Lease Right-of-Use Assets	Classification on Consolidated Statement of Condition	September 30, 2020	December 31, 2019
Operating lease right-of-use assets	Other Assets	$1,706	$1,912

Lease Liabilities	Classification on Consolidated Statement of Condition	September 30, 2020	December 31, 2019
Operating lease liabilities	Accrued interest payable and other liabilities	$1,788	$1,987

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

	September 30, 2020	December 31, 2019
Weighted-average remaining lease term for operating leases	$6.61	7.09 Years
Weighted-average discount rate for operating leases	6.00%	6.00%

Future minimum payments for operating leases with initial or remaining terms of one year or more as of September 30, 2020 were as follows:

Operating Leases
October 1, 2020 - September 30, 2021	$363
October 1, 2021 - September 30, 2022	355
October 1, 2022 - September 30, 2023	355
October 1, 2023 - September 30, 2024	298
October 1, 2024 - September 30, 2025	184
Afterward	621
Total future minimum lease payments	2,176
Amounts representing interest	(388)
Present value of net future minimum lease payments	$1,788

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

Paycheck Protection Program

The Bank has participated as a lender in the Small Business Administration’s (SBA) Paycheck Protection Program (PPP) as established by the Coronavirus Aid, Relief, and Economic Security (CARES) Act.  The PPP was established under the CARES Act to provide up to $349 billion of unsecured low interest rate loans to small businesses that have been impacted by the COVID-19 pandemic.  Subsequent legislation was enacted to authorize an additional $310 billion in PPP loans.  The PPP ceased making new loans on August 8, 2020.  The PPP loans are 100% guaranteed by the SBA.  The loans have a fixed interest rate of 1% and payments of interest and principal are deferred until the earlier of the date SBA remits the forgiveness amount to the lender, the forgiveness application is denied, or if no forgiveness application is filed, ten months from the end of the covered period. If originated before June 5, 2020, loans mature two years from origination and if origination occurs after June 5, 2020, loans mature five years from origination.  PPP loans are forgiven by the SBA (which makes forgiveness payments directly to the lender) to the extent the borrower uses the proceeds of the loan for certain purposes (primarily to fund payroll costs) during the eight or twenty-four week period following origination and maintains certain employee and compensation levels.  Lenders receive processing fees from the SBA for originating the PPP loans which are based on a percentage of the loan amount.  As of October 31, 2020, the Bank has made approximately 2,348 PPP loans in the aggregate amount of approximately $166.2 million with approximately $165.5 million still outstanding.

Federal Reserve Paycheck Protection Program Liquidity Facility

The Bank is eligible to participate in the Federal Reserve’s Paycheck Protection Program Liquidity Facility (PPPLF), but has not utilized this facility as of September 30, 2020.  Pursuant to the PPPLF, a bank may pledge its PPP loans as collateral to its regional Federal Reserve Bank and in return receive a non-recourse loan in the principal amount of such pledged PPP loans.  The interest rate on the PPPLF loan is 35 basis points and it has to be repaid as the underlying pledged PPP loans are repaid (whether due to loan forgiveness payments by SBA, payments made by SBA under the guaranty, or payments made by the borrower).  On April 9, 2020, the federal bank regulatory agencies announced an Interim Final Rule to modify the agencies’ capital rules to neutralize the regulatory capital effects of participating in the PPPLF.  The Interim Final Rule provides that an institution may exclude PPP Loans pledged as collateral under the PPPLF from total leverage exposure, average total consolidated assets, advanced approaches total risk-weighted assets and standardized total risk-weighted assets when calculating its regulatory capital ratios.

Main Street Lending Program

On April 9, 2020, the U.S. Department of the Treasury (Treasury) and the Federal Reserve Board announced several additional initiatives aimed at promoting maximum employment and stabilizing the economy, including the Main Street Lending Program (MSLP). The MSLP, as amended through September 30, 2020, establishes five new loan facilities for eligible borrowers: the Main Street New Loan Facility, the Main Street Expanded Loan Facility, the Main Street Priority Loan Facility, the Nonprofit Organization New Loan Facility, and the Nonprofit Organization Expanded Loan Facility. These loans can be either new loans or expanded existing loans, with terms of five years and with principal payments deferred for two years and interest payments deferred for one year. The loans can be secured or unsecured.  The interest rate on program loans will be one or three month LIBOR plus 300 basis points. Unlike the PPP, loans under the MSLP are not forgivable. There are a number of restrictions placed upon borrowers under the program, including restrictions on dividend payments, share buybacks and executive compensation through the first anniversary of the payoff of such loans. Borrowers are also restricted in the manner in which loan proceeds may be used (for example, it cannot use loan proceeds to pay existing debt of the lender).

The Federal Reserve established a Special Purpose Vehicle to purchase participation interests in eligible loans made under the MSLP.  The Treasury is providing $75 billion to fund the Federal Reserve’s special purpose vehicle that will buy MSLP loan participations from eligible lenders.

Eligible lenders are federally insured depository institutions, their holding companies and subsidiaries and foreign banks U.S. branches.  Eligible lenders will originate the MSLP loans and are required to hold 5% of these loans, and will sell the remainder of the MSLP loans as participation interests to the Federal Reserve’s MSLP special purpose vehicle.

Details about these facilities and the MSLP are subject to additional guidance and modification by the Treasury and Federal Reserve. The Bank continues to closely review the program’s terms and conditions but has not participated in the program at this point in time.

Our Business

We are a bank holding company headquartered in Prattville, Alabama. We engage in the business of banking through our wholly-owned banking subsidiary, River Bank & Trust, which we may refer to as the “Bank,” or “River Bank.” Through the Bank, we provide a broad array of financial services to businesses, business owners, professionals, and consumers. As of September 30, 2020, we operated eighteen full-service banking offices in Alabama in the cities of Montgomery, Prattville, Millbrook, Wetumpka, Auburn, Opelika, Gadsden, Alexander City, Daphne, Clanton, Dothan, Enterprise, Thorsby, and Mobile, Alabama.

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

Overview of Third Quarter 2020 Results

Net income was $4.1 million in the quarter ended September 30, 2020, compared with $3.0 million in the quarter ended September 30, 2019. Several significant measures from the 2020 third quarter include:

•	Net interest margin (taxable equivalent) of 3.48%, compared with 3.81% for the third quarter of 2019.
•	Net interest income increase of $4.2 million for the quarter ended September 30, 2020, representing a 42.87% rate of increase over the quarter ended September 30, 2019.
•	Annualized return on average earning assets for the quarter ended September 30, 2020 of 1.01% compared with 1.15% for the quarter ended September 30, 2019.
•	Annualized return on average equity for the quarter ended September 30, 2020 of 10.23% compared with 9.68% for the quarter ended September 30, 2019.
•	Loan increase of $46.4 million during the quarter, representing a 16.20% annualized growth rate.
•	Securities available-for-sale increase of $11.5 million during the quarter, representing a 11.44% annualized increase for the quarter.
•	Deposit increase of $77.3 million during the quarter, representing a 20.58% annualized growth rate.
•	Stockholders’ equity increase of $5.1 million during the quarter representing a 13.04% annualized growth rate.
•	Book value per share of $24.92 at September 30, 2020, compared with $22.66 per share at December 31, 2019.
•	Tangible book value per share of $19.97 at September 30, 2020, compared with $17.55 at December 31, 2019.

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

Comparison of the Results of Operations for the three and nine months ended September 30, 2020 and 2019

The following is a narrative discussion and analysis of significant changes in our results of operations for the three and nine months ended September 30, 2020 compared to the three and nine months ended September 30, 2019.

Net Income

During the three months ended September 30, 2020, our net income was $4.1 million, compared to $3.0 million for the three months ended September 30, 2019, an increase of $1.1 million, or 36.84%. The primary reason for the increase in net income for the third quarter of 2020 as compared to the third quarter of 2019 was an increase in net interest income. During the three months ended September 30, 2020, net interest income was $14.0 million compared to $9.8 million for the three months ended September 30, 2019, an increase of $4.2 million, or 42.87%. This increase is a result of higher levels of loan volume and other earning assets from organic growth, growth through the Trinity Bank (Trinity) merger in 2019, as well as the recognition of origination fee income from the SBA Paycheck Protection Program. We were also able to lower interest expense despite a significant amount of deposit growth both organically and through the Trinity merger. The decrease in interest expense was attributable to our ability to lower deposit rates beginning in late 2019 and continuing into 2020.  Total noninterest income for the third quarter of 2020 was $3.2 million compared to $2.8 million for the quarter ended September 30, 2019. This increase in noninterest income was primarily the result of the $300 thousand increase in secondary market mortgage origination income. Total noninterest expense in the third quarter of 2020 increased $809 thousand, or 9.80%, from the third quarter of 2019. This increase was due primarily to the Trinity merger.  The most significant increase was an increase of $757 thousand in salaries and employee benefits.

During the nine months ended September 30, 2020, our net income was $11.4 million, compared to $8.3 million for the nine months ended September 30, 2019, an increase of $3.1 million, or 36.52%. The primary reason for the increase in net income for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019 was an increase in net interest income and an increase in noninterest income. During this period in 2020, net interest income was $40.3 million compared to $28.8 million for the same period in 2019, an increase of $11.5 million, or 40.04%. This increase is a result of higher levels of loan volume and other earning assets from organic growth, growth through the Trinity Bank (Trinity) merger in 2019, as well as from the recognition of origination fee income from the SBA Paycheck Protection Program. The increase in interest income was accompanied by a corresponding increase in interest expense that resulted from deposit growth both organically and through the Trinity merger. The increase in interest expense from deposit growth was partially offset by our ability to reduce interest rates on deposits beginning in late 2019 and continuing into 2020.  Total noninterest income for the first nine months of 2020 was $8.6 million compared to $6.8 million in the first nine months of 2019. This increase was primarily the result of the $1.6 million increase in in secondary market mortgage origination income.  Total noninterest expense in the first nine months of 2020 increased $3.5 million, or 15.05%, from the first nine months of 2019. The most significant increase was an increase of $3.0 million in salaries and employee benefits.

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

Comparison of net interest income for the three months ended September 30, 2020 and 2019

The following table shows, for the three months ended September 30, 2020 and 2019, the average balances of each principal category of our earning assets and interest bearing liabilities and the average taxable equivalent yields on assets and average costs of liabilities. These yields and costs are calculated by dividing the income or expense by the average daily balance of the associated assets or liabilities (amounts in thousands).

	Three Months Ended September 30, 2020			Three Months Ended September 30, 2019
		Interest			Interest
	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Yield/Rate	Balance	Expense	Yield/Rate
Interest earning assets
Loans	$1,164,557	$14,238	4.85%	$745,977	$10,144	5.39%
Mortgage loans held for sale	22,324	143	2.54%	11,232	97	3.42%
Investment securities:
Taxable securities	310,144	1,105	1.41%	173,156	1,104	2.43%
Tax-exempt securities	81,602	667	3.25%	53,303	461	3.75%
Interest bearing balances in other banks	32,068	26	0.33%	32,198	178	2.19%
Federal funds sold	6,305	4	0.25%	18,150	107	2.34%
Total interest earning assets	$1,617,000	$16,183	3.97%	$1,034,016	$12,091	4.64%

Interest bearing liabilities
Interest bearing transaction accounts	$321,185	$123	0.15%	$242,128	$251	0.41%
Savings and money market accounts	491,840	578	0.47%	286,788	733	1.01%
Time deposits	273,400	966	1.40%	175,949	774	1.75%
Short-term debt	10,417	2	0.10%	9,075	11	0.48%
Note payable	21,667	333	6.05%	24,973	384	6.16%
Total interest bearing liabilities	$1,118,509	$2,002	0.71%	$738,913	$2,153	1.16%
Noninterest-bearing funding of earning assets	498,491	-	0.00%	295,103	-	0.00%
Total cost of funding earning assets	$1,617,000	$2,002	0.49%	$1,034,016	$2,153	0.83%
Net interest rate spread			3.26%			3.48%
Net interest income/margin (taxable equivalent)		$14,181	3.48%		$9,938	3.81%
Tax equivalent adjustment		(203)			(154)
Net interest income/margin		$13,978	3.43%		$9,784	3.75%

The following table reflects, for the three months ended September 30, 2020 and 2019, the changes in our net interest income due to variances in the volume of interest earning assets and interest bearing liabilities and variances in the associated rates earned or paid on these assets and liabilities (amounts in thousands).

	Three Months Ended September 30, 2020 vs.
	Three Months Ended September 30, 2019
		Variance
		due to
	Volume	Yield/Rate	Total
Interest earning assets
Loans	$5,679	$(1,585)	$4,094
Mortgage loans held for sale	96	(50)	46
Investment securities:
Taxable securities	798	(797)	1
Tax-exempt securities	309	(103)	206
Interest bearing balances in other banks	(2)	(150)	(152)
Federal funds sold	(69)	(34)	(103)
Total interest earning assets	$6,811	$(2,719)	$4,092

Interest bearing liabilities
Interest bearing transaction accounts	$82	$(210)	$(128)
Savings and money market accounts	522	(677)	(155)
Time deposits	431	(239)	192
Short-term debt	1	(10)	(9)
Federal Home Loan Bank advances	-	-	-
Note payable	(45)	(6)	(51)
Total interest bearing liabilities	$991	$(1,142)	$(151)

Net interest income
Net interest income (taxable equivalent)	$5,820	$(1,577)	$4,243
Taxable equivalent adjustment	(62)	13	(49)
Net interest income	$5,758	$(1,564)	$4,194

Total interest income for the three months ended September 30, 2020 was $16.0 million and total interest expense was $2.0 million, resulting in net interest income of $14.0 million for the period. For the same period of 2019, total interest income was $11.9 million and total interest expense was $2.2 million, resulting in net interest income of $9.8 million for the period. This represents a 42.87% increase in net interest income when comparing the same period from 2020 and 2019. When comparing the variances related to interest income for the three months ended September 30, 2020 and 2019, the increase was primarily attributed to increases in average volumes in loans and investment securities, growth through the Trinity Bank (Trinity) merger in 2019, as well as from the recognition of origination fee income from the SBA Paycheck Protection Program. When comparing variances related to interest expense for the three months ended September 30, 2020 and 2019, the decrease resulted from a combination of a decrease in deposit rates beginning in late 2019 and continuing into 2020 that was partially offset by an increase in the average volume of non-maturity deposits and time deposits.

Comparison of net interest income for the nine months ended September 30, 2020 and 2019

The following table shows, for the nine months ended September 30, 2020 and 2019, the average balances of each principal category of our earning assets and interest bearing liabilities and the average taxable equivalent yields on assets and average costs of liabilities. These yields and costs are calculated by dividing the income or expense by the average daily balance of the associated assets or liabilities.

	Nine Months Ended September 30, 2020			Nine Months Ended September 30, 2019
		Interest			Interest
	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Yield/Rate	Balance	Expense	Yield/Rate
Interest earning assets
Loans	$1,053,457	$41,135	5.20%	$734,975	$29,846	5.43%
Mortgage loans held for sale	15,132	303	2.67%	5,653	149	3.52%
Investment securities:
Taxable securities	270,839	3,829	1.88%	172,578	3,347	2.59%
Tax-exempt securities	75,850	1,862	3.27%	53,900	1,348	3.34%
Interest bearing balances in other banks	37,525	201	0.71%	29,189	485	2.22%
Federal funds sold	2,119	4	0.25%	9,911	183	2.47%
Total interest earning assets	$1,454,922	$47,334	4.35%	$1,006,206	$35,358	4.71%

Interest bearing liabilities
Interest bearing transaction accounts	$295,048	$477	0.22%	$245,195	$826	0.45%
Savings and money market accounts	431,069	1,858	0.57%	275,141	2,094	1.02%
Time deposits	259,471	3,111	1.60%	167,740	2,001	1.59%
Securities sold under repurchase agreements	8,993	14	0.21%	8,950	35	0.52%
Federal Home Loan Bank advances	-	-	0.00%	1,538	29	2.52%
Note payable	22,509	1,029	6.09%	25,768	1,175	6.10%
Total interest bearing liabilities	$1,017,090	$6,489	0.85%	$724,332	$6,160	1.14%
Noninterest-bearing funding of earning assets	437,832	-	0.00%	281,874	-	0.00%
Total cost of funding earning assets	$1,454,922	$6,489	0.59%	$1,006,206	$6,160	0.82%
Net interest rate spread			3.50%			3.57%
Net interest income/margin (taxable equivalent)		$40,845	3.74%		$29,198	3.88%
Tax equivalent adjustment		(564)			(435)
Net interest income/margin		$40,281	3.69%		$28,763	3.82%

The following table reflects, for the nine months ended September 30, 2020 and 2019, the changes in our net interest income due to variances in the volume of interest earning assets and interest bearing liabilities and variances in the associated rates earned or paid on these assets and liabilities.

	Nine Months Ended September 30, 2020 vs.
	Nine Months Ended September 30, 2019
		Variance
		due to
	Volume	Yield/Rate	Total
Interest earning assets
Loans	$13,108	$(1,819)	$11,289
Mortgage loans held for sale	252	(98)	154
Investment securities:
Taxable securities	1,926	(1,444)	482
Tax-exempt securities	554	(40)	514
Interest bearing balances in other banks	155	(439)	(284)
Federal funds sold	(144)	(35)	(179)
Total interest earning assets	$15,851	$(3,875)	$11,976

Interest bearing liabilities
Interest bearing transaction accounts	$169	$(518)	$(349)
Savings and money market accounts	1,194	(1,430)	(236)
Time deposits	1,103	7	1,110
Short-term debt	-	(21)	(21)
Federal Home Loan Bank advances	(29)	-	(29)
Note payable	(143)	(3)	(146)
Total interest bearing liabilities	$2,294	$(1,965)	$329

Net interest income
Net interest income (taxable equivalent)	$13,557	$(1,910)	$11,647
Taxable equivalent adjustment	(148)	19	(129)
Net interest income	$13,409	$(1,891)	$11,518

Total interest income for the nine months ended September 30, 2020 was $46.8 million and total interest expense was $6.5 million, resulting in net interest income of $40.3 million for the period. For the same period of 2019, total interest income was $34.9 million and total interest expense was $6.2 million, resulting in net interest income of $28.8 million for the period. This represents a 40.04% increase in net interest income when comparing the same period from 2020 and 2019. When comparing the variances related to interest income for the nine months ended September 30, 2020 and 2019, the increase was primarily attributed to increases in average volumes in loans and investment securities, growth through the Trinity Bank (Trinity) merger in 2019, as well as from the recognition of origination fee income from the SBA Paycheck Protection Program. The volume related increase in interest income for the period was counteracted by a decrease in the yield on loans and investment securities.  When comparing variances related to interest expense for the nine months ended September 30, 2020 and 2019, the increase resulted primarily from the volume growth in deposit accounts both organically and through the Trinity merger.  The increase in interest expense due to the increase in volume was partially offset by decreases in interest rates on deposits in late 2019 continuing into 2020.

Provision for Loan Losses

The provision for loan losses represents a charge to earnings necessary to establish an allowance for loan losses that, in management’s evaluation, is adequate to provide coverage for estimated losses on outstanding loans and to provide for uncertainties in the economy. As a result of evaluating the allowance for loan losses at September 30, 2020, management recorded a provision of $2.9 million in the third quarter of 2020 compared to a provision of $540 thousand in the third quarter of 2019. The significant increase in the provision was primarily related to sustained economic uncertainty caused by the COVID-19 pandemic as well as the continued loan growth from September 30, 2019 to September 30, 2020.

The allowance for loan losses is increased by a provision for loan losses, which is a charge to earnings, and it is decreased by loan charge-offs and increased by recoveries on loans previously charged off. In determining the adequacy of the allowance for loan losses, we consider our historical loan loss experience, the general economic environment, our overall portfolio composition and other relevant information. As these factors change, the level of loan loss provision changes.  When individual loans are evaluated for impairment and impairment is deemed necessary, a specific allowance is required for the impaired portion of the loan amount. Subsequent changes in the impairment amount will generally cause corresponding changes in the allowance related to the impaired loan and corresponding changes to the loan loss provision. As of September 30, 2020, the recorded allowance related to impaired loans was $467 thousand. As of September 30, 2019, the recorded allowance related to impaired loans was $378 thousand.

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

The following table sets forth the principal components of noninterest income for the periods indicated (amounts in thousands).

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2020	2019	2020	2019
Service charges and fees	$1,269	$1,251	$3,673	$3,537
Investment brokerage revenue	43	24	128	69
Mortgage operations	1,555	1,255	3,917	2,344
Bank owned life insurance income	201	171	599	451
Net loss on sale of investment securities	-	(6)	(48)	(9)
Other noninterest income	90	153	317	363
Total noninterest income	$3,158	$2,848	$8,586	$6,755

Noninterest income for the three months ended September 30, 2020 was $3.2 million compared to $2.8 million for the same period in 2019.  The most significant increase was a $300 thousand increase in secondary market mortgage operations income.  Activity within the secondary market continues to be high due to the low interest rate environment.

Noninterest income for the nine months ended September 30, 2020 was $8.6 million compared to $6.8 million for the same period of 2019.   The most significant increase was a $1.6 million increase in secondary market mortgage operations income.  Activity within the secondary market continues to be high due to the low interest rate environment.

Noninterest Expense

Noninterest expenses consist primarily of salaries and employee benefits, building occupancy and equipment expenses, advertising and promotion expenses, data processing expenses, legal and professional services expense and miscellaneous other operating expenses.

The following table sets forth the principal components of noninterest expense for the periods indicated (amounts in thousands).

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2020	2019	2020	2019
Salaries and employee benefits	$5,437	$4,680	$15,974	$13,010
Occupancy expenses	592	513	1,759	1,487
Equipment rentals, depreciation, and maintenance	281	248	863	784
Telephone and communications	116	99	361	268
Advertising and business development	184	149	400	478
Data processing	681	939	2,155	2,346
Foreclosed assets, net	32	21	152	144
Federal deposit insurance and other regulatory assessments	265	16	548	210
Legal and other professional services	181	263	588	692
Other operating expense	1,299	1,331	3,944	3,826
Total noninterest expense	$9,068	$8,259	$26,744	$23,245

Noninterest expense for the three months ended September 30, 2020 totaled $9.1 million compared with $8.3 million for the same period of 2019. The increase in almost all noninterest expense line items were associated with the Trinity merger. The overall increase was primarily a result of increases in salaries and employee benefits expense. Salaries and employee benefits increased $757 thousand, or 16.18%, to $5.4 million in the third quarter of 2020 from $4.7 million in the third quarter of 2019. The number of full-time equivalent employees increased from approximately 190 at September 30, 2019 to approximately 224 at September 30, 2020 for an increase of approximately 17.89%.

Noninterest expense for the nine months ended September 30, 2020 totaled $26.7 million compared with $23.2 million for the same period of 2019. The increase was primarily a result of increases in salaries and employee benefits expense. Salaries and employee benefits increased $3.0 million, or 22.78%, to $16.0 million in the first nine months of 2020 from $13.0 million in the first nine months of 2019.   There was also a $272 thousand increase in occupancy expenses which was mostly as a result of the Trinity merger.

Provision for Income Taxes

We recognized income tax expense of $1.1 million for the three months ended September 30, 2020, compared to $861 thousand for the three months ended September 30, 2019. The effective tax rate for the three months ended September 30, 2020 was 21.1% compared to 22.5% for the same period in 2019. The effective tax rate is affected by levels of items of income that are not subject to federal and/or state taxation and by levels of items of expense that are not deductible for federal and/or state income tax purposes.

We recognized income tax expense of $2.9  million for the nine months ended September 30, 2020, compared to $2.3 million for the nine months ended September 30, 2019. The increase of $626 thousand, or 27.08%, resulted from the increase in net income before taxes of $3.7 million in the first nine months of 2020 as compared to the first nine months of 2019. The effective tax rate for the nine months ended September 30, 2020 was 20.5% compared to 21.7% for the same period in 2019. The effective tax rate is affected by levels of items of income that are not subject to federal and/or state taxation and by levels of items of expense that are not deductible for federal and/or state income tax purposes.

Comparison of Financial Condition at September 30, 2020 and December 31, 2019

Overview

Our total assets increased $417.7 million, or 30.62%, from December 31, 2019 to September 30, 2020. Loans, net of deferred fees and discounts, increased $285.6 million, or 31.5%, from December 31, 2019 to September 30, 2020. Securities available-for-sale increased by $111.9 million, or 36.90%, from December 31, 2019 to September 30, 2020. Cash and cash equivalents increased $10.8 million, or 23.68% from December 31, 2019 to September 30, 2020. Total deposits increased $405.3 million, or 34.51%, from December 31, 2019 to September 30, 2020 which funded our loan growth. Total stockholders’ equity increased $15.0 million, or 10.32% from December 31, 2019 to September 30, 2020 primarily due to an increase in the net unrealized gain on securities available-for-sale along with strong earnings for the year.

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

During the nine months ended September 30, 2020, we purchased investment securities totaling $183.9 million and sold investment securities with proceeds received of $14.5 million including net realized losses of $48 thousand.

The following tables summarize the amortized cost, gross unrealized gains, gross unrealized losses, and fair value of securities available-for-sale at September 30, 2020 and December 31, 2019 (amounts in thousands).

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2020:
Securities available-for-sale:
Residential mortgage-backed	$277,988	$5,034	$(398)	$282,624
U.S. govt. sponsored enterprises	36,997	1,368	-	38,365
State, county, and municipal	87,120	4,428	(19)	91,529
Corporate debt obligations	2,662	37	-	2,699
Totals	$404,767	$10,867	$(417)	$415,217

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2019:
Securities available-for-sale:
Residential mortgage-backed	$188,944	$718	$(851)	$188,811
U.S. govt. sponsored enterprises	39,355	812	(106)	40,061
State, county, and municipal	69,908	1,986	(143)	71,751
Corporate debt obligations	2,654	26	-	2,680
Totals	$300,861	$3,542	$(1,100)	$303,303

Loans

Loans are the largest category of interest earning assets and typically provide higher yields than other types of interest earning assets. Associated with the higher loan yields are the inherent credit and liquidity risks which management attempts to control and counterbalance. Total loans averaged $1.16 billion during the three months ended September 30, 2020, or 72.0% of average interest earning assets, as compared to $746.0 million, or 72.1% of average interest earning assets, for the three months ended September 30, 2019. At September 30, 2020, total loans, net of deferred loan fees and discounts, were $1.2 billion, compared to $905.8 million at December 31, 2019, an increase of $285.6 million, or 31.5%

The organic, or non-acquired, growth in average outstanding loans is primarily attributable to the Bank’s ability to attract new customers from other financial institutions. We have hired experienced bankers in the markets we serve, and these employees were successful in transitioning many of their former clients as well as bringing new clients to the Bank. Our bankers are expected to maintain calling efforts to develop relationships with clients, and our philosophy is to be responsive to customer needs by providing service and decisions in a timely manner. Additionally, the markets we serve have shown some signs of economic recovery over the last few years which has increased demand for the services we provide.

The following table provides a summary of the loan portfolio as of September 30, 2020, and December 31, 2019.

	September 30, 2020		December 31, 2019
	Amount	% of Total	Amount	% of Total
Residential real estate:
Closed-end 1-4 family - first lien	$244,419	20.8%	$211,440	23.6%
Closed-end 1-4 family - junior lien	7,646	0.7%	7,653	0.9%
Multi-family	13,381	1.1%	18,125	2.0%
Total residential real estate	265,446	22.6%	237,218	26.5%
Commercial real estate:
Nonfarm nonresidential	310,096	26.4%	288,930	32.2%
Farmland	35,480	3.0%	21,089	2.4%
Total commercial real estate	345,576	29.4%	310,019	34.6%
Construction and land development:
Residential	68,953	5.9%	53,386	6.0%
Other	74,798	6.4%	60,140	6.7%
Total construction and land development	143,751	12.3%	113,526	12.7%
Home equity lines of credit	44,484	3.8%	47,410	5.3%
Commercial loans:
Other commercial loans	299,074	25.4%	136,301	15.2%
Agricultural	34,809	3.0%	2,826	0.3%
State, county, and municipal loans	25,773	2.2%	22,159	2.4%
Total commercial loans	359,656	30.6%	161,286	17.9%
Consumer loans	40,630	3.5%	40,397	4.5%
Total gross loans	1,199,543	102.2%	909,856	101.5%
Allowance for loan losses	(16,333)	-1.4%	(8,679)	-1.0%
Net discounts	(1,332)	-0.1%	(2,647)	-0.3%
Net deferred loan fees	(6,843)	-0.7%	(1,425)	-0.2%
Net loans	$1,175,035	100.0%	$897,105	100.0%

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

Real estate loans are the largest component of our loan portfolio and include residential real estate loans, commercial real estate loans, and construction and land development loans. At September 30, 2020, this category totaled $754.8 million, or 62.92% of total gross loans, compared to $660.8 million, or 72.62%, at December 31, 2019. Real estate loans increased $94.0 million, or 14.23%, during the period December 31, 2019 to September 30, 2020. Commercial loans increased $198.4 million, or 122.99% during the same period. $166.2 million of the increase in commercial loans was due to the origination of PPP loans. Our management team and lending officers have a great deal of experience and expertise in real estate lending and commercial lending.

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

The following table presents a summary of changes in the allowance for loan losses for the periods indicated (amounts in thousands).

	As of and for the		As of and for the
	Three Months Ended:		Nine Months Ended:
	September 30,	September 30,	September 30,	September 30,
	2020	2019	2020	2019
Allowance for loan losses at beginning of period	$13,480	$7,104	$8,679	$6,577
Charge-offs:
Mortgage loans on real estate:
Residential real estate	-	-	52	587
Commercial real estate	-	-	-	-
Construction and land development	59	-	59	-
Total mortgage loans on real estate	59	-	111	587
Home equity lines of credit	-	-	-	-
Commercial	73	54	232	175
Consumer	10	56	94	157
Total	142	110	437	919

Recoveries:
Mortgage loans on real estate:
Residential real estate	1	-	6	7
Commercial real estate	9	8	17	107
Construction and land development	12	7	109	15
Total mortgage loans on real estate	22	15	132	129
Home equity lines of credit	-	-	19	50
Commercial	49	30	108	98
Consumer	8	9	34	33
Total	79	54	293	310

Net charge-offs (recoveries)	63	56	144	609
Provision for loan losses	2,916	540	7,798	1,620
Allowance for loan losses at end of period	$16,333	$7,588	$16,333	$7,588

Total loans outstanding, net of deferred loan fees	1,191,368	754,886	1,191,368	754,886
Average loans outstanding, net of deferred loan fees	1,164,557	745,977	1,053,457	734,975
Allowance for loan losses to period end loans	1.37%	1.01%	1.37%	1.01%
Net charge-offs (recoveries) to average loans (annualized)	0.02%	0.03%	0.02%	0.11%

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

	September 30, 2020		December 31, 2019
		Percent of		Percent of
	Amount	Total	Amount	Total
Mortgage loans on real estate:
Residential real estate	$1,541	9.4%	$1,412	16.3%
Commercial real estate	6,626	40.7%	3,601	41.5%
Construction and land development	1,736	10.6%	987	11.4%
Total mortgage loans on real estate	9,903	60.7%	6,000	69.2%
Home equity lines of credit	277	1.7%	344	4.0%
Commercial	5,722	35.0%	1,910	22.0%
Consumer	431	2.6%	425	4.8%
Total	$16,333	100.0%	$8,679	100.0%

Nonperforming Assets

The following table presents our nonperforming assets as of the dates indicated (amounts in thousands):

	September 30,		December 31,
	2020	2019	2019
Nonaccrual loans	$3,356	$1,894	$2,225
Accruing loans past due 90 days or more	54	82	-
Total nonperforming loans	3,410	1,976	2,225
Foreclosed assets	471	1,117	1,404
Total nonperforming assets	$3,881	$3,093	$3,629

Allowance for loan losses to period end loans	1.37%	1.01%	0.96%
Allowance for loan losses to period end nonperforming loans	478.97%	384.01%	390.07%
Net charge-offs (recoveries) to average loans (annualized)	0.02%	0.11%	0.11%
Nonperforming assets to period end loans and foreclosed property	0.33%	0.41%	0.40%
Nonperforming loans to period end loans	0.29%	0.26%	0.25%
Nonperforming assets to total assets	0.22%	0.27%	0.27%
Period end loans	1,191,368	754,886	905,784
Period end total assets	1,781,624	1,139,828	1,363,936
Allowance for loan losses	16,333	7,588	8,679
Average loans for the period	1,053,457	734,975	763,905
Net charge-offs for the period	144	609	808
Period end loans plus foreclosed property	1,191,839	756,003	907,188

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

The following table details the composition of our deposit portfolio as of September 30, 2020, and December 31, 2019.

	September 30, 2020		December 31, 2019
		Percent of		Percent of
	Amount	Total	Amount	Total
Demand deposits, non-interest bearing	$437,647	27.8%	$321,458	27.4%
Demand deposits, interest bearing	344,620	21.8%	280,065	23.8%
Money market accounts	442,146	28.0%	268,991	22.9%
Savings deposits	79,529	5.0%	66,067	5.6%
Time certificates of $250 thousand or more	98,156	6.2%	73,073	6.2%
Other time certificates	177,480	11.2%	164,645	14.1%
Totals	$1,579,578	100.0%	$1,174,299	100.0%

Total deposits were $1.58 billion at September 30, 2020, an increase of $405.3 million from December 31, 2019 with the increase resulting mainly in the balances of money market accounts and demand deposit accounts. The seasonality of these demand deposits is related to property tax collections and to agricultural production.

The following table presents the Bank’s time certificates of deposits by various maturities as of September 30, 2020 (amounts in thousands).

	All Time Deposits	Time Deposits $100 or more	Time Deposits less than $100
Three months or less	$58,482	$41,135	$17,347
Greater than three months through six months	71,567	51,936	19,631
Greater than six months through one year	81,674	55,109	26,565
Greater than one year through three years	42,088	28,503	13,585
Greater than three years	21,825	16,723	5,102
Total	$275,636	$193,406	$82,230

Other Funding Sources

We supplement our deposit funding with wholesale funding when needed for balance sheet planning and management or when the terms are attractive and will not disrupt our offering rates in our markets. A source we have used for wholesale funding is the Federal Home Loan Bank of Atlanta (FHLB). The line of credit with the FHLB is secured by pledges of various loans in our loan portfolio. At September 30, 2020, the FHLB line of credit available was $199.6 million and at December 31, 2019 it was $179.6 million. As of September 30, 2020 and December 31, 2019 we have no Federal Home Loan Bank advances outstanding.  We also have lines of credit for federal funds borrowings with other banks that totaled $38.5 million at September 30, 2020 and December 31, 2019. Furthermore, we have pledged certain loans to the Federal Reserve Bank (FRB) to secure a line of credit. At September 30, 2020, the FRB line of credit available was $124.4 million and at December 31, 2019, the FRB line of credit available was $117.2 million. We have never drawn on the FRB line of credit and consider it a contingency line of credit to be used only for emergency liquidity management.

On October 31, 2018, the Company entered into a loan agreement with CenterState Bank for $27 million.  The loan proceeds were drawn and received by the Company on October 31, 2018.  The loan proceeds were used to fund the payment of the cash consideration to the PSB shareholders of $24.5 million in accordance with the PSB merger agreement and for general corporate purposes.  The loan carries a fixed interest rate of 6%.  The loan is secured by all of the common stock of the Bank.  The balance at September 30, 2020 and December 31, 2019 was $21.3 million and $23.8 million, respectively.  Principal and interest payments are due quarterly and began in January 2019.  The final principal payment will be paid on October 30, 2025. The terms of the loan agreement require the Bank to maintain a classified assets to tier 1 capital plus ALLL ratio not to exceed 40%, a tier 1 leverage ratio of at least 8%, a total risk-based ratio of at least 12%, and a fixed charge coverage ratio of at least 1:3:1 times.  The loan agreement also requires the Bank to maintain at least $2 million in liquid assets at all times during the term of the loan.

Principal payments on the CenterState Bank Loan are due as follows:

October 1, 2020 - September 30, 2021	$3,550
October 1, 2021 - September 30, 2022	3,771
October 1, 2022 - September 30, 2023	4,006
October 1, 2023 - September 30, 2024	4,254
October 1, 2024 - September 30, 2025	4,520
Afterward	1,153
Total	$21,254

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

Cash and cash equivalents at September 30, 2020 and December 31, 2019, were $56.2 million and $45.5 million, respectively. Based on recorded cash and cash equivalents, management believes River Financial Corporation’s liquidity resources were sufficient at September 30, 2020 to fund loans and meet other cash needs as necessary.

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

Financial instruments whose contract amount represents credit risk at September 30, 2020 and December 31, 2019 were as follows  (amounts in thousands):

	September 30, 2020	December 31, 2019
Commitments to extend credit	$234,106	$196,866
Stand-by and performance letters of credit	5,173	5,000
Total	$239,279	$201,866

Contractual Obligations

While our liquidity monitoring and management considers both present and future demands for and sources of liquidity, the following table of contractual commitments focuses only on future obligations as of September 30, 2020 (amounts in thousands).

		Due after 1	Due after 3
	Due in 1	through	through	Due after
	year or less	3 years	5 years	5 years	Total
Deposits without a stated maturity	$1,303,942	$-	$-	$-	$1,303,942
Certificates of deposit of less than $100	63,543	13,585	5,102	-	82,230
Certificates of deposit of $100 or more	148,180	28,503	16,723	-	193,406
Securities sold under agreements to repurchase	10,266	-	-	-	10,266
Note payable	3,550	7,777	8,775	1,152	21,254
Operating leases	625	1,138	631	608	3,002
Total contractual obligations	$1,530,106	$51,003	$31,231	$1,760	$1,614,100

Capital Position and Dividends

At September 30, 2020 and December 31, 2019, total stockholders’ equity was $160.2 million and $145.2 million, respectively. The increase of $15.0 million resulted mainly from the net change in retained earnings and other comprehensive income for the nine months ended September 30, 2020. Retained earnings for the first nine months of 2020 increased $9.0 million and other comprehensive income increased $6.0 million. The ratio of stockholders’ equity to total assets was 8.99% and 10.65% at September 30, 2020 and December 31, 2019, respectively.

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

Management believes, as of September 30, 2020, that the Bank meets all capital adequacy requirements to which it is subject. The following table presents the Bank’s capital amounts and ratios as of September 30, 2020 with the required minimum levels for capital adequacy purposes including the phase in of the capital conservation buffer under Basel III and minimum levels to be well capitalized (as defined) under the regulatory prompt corrective action regulations.

As of September 30, 2020:
					To Be Well Capitalized
			Required For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (To Risk-Weighted Assets)	$156,021	13.258%	$123,569	>= 10.500%	$117,685	>= 10.00%
Common Equity Tier 1 Capital (To Risk-Weighted Assets)	141,290	12.006%	82,379	>= 7.000%	76,495	>= 6.50%
Tier 1 Capital (To Risk-Weighted Assets)	141,290	12.006%	100,032	>= 8.500%	94,148	>= 8.00%
Tier 1 Capital (To Average Assets)	141,290	8.304%	68,062	>= 4.000%	85,077	>= 5.00%

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

River Financial Corporation’s principal source of funds for dividend payments and debt service is dividends received from River Bank & Trust. There are statutory limitations on the payment of dividends by River Bank & Trust to River Financial Corporation. As of September 30, 2020, the maximum amount the Bank could dividend to River Financial Corporation without prior regulatory authority approval was approximately $24.1 million. In addition to dividend restrictions, federal statutes prohibit unsecured loans from banks to bank holding companies.

During the nine months ending September 30, 2020 there were 3,500 incentive stock options issued. During the same period, there were 37,125 incentive stock options exercised at a weighted average exercise price of $13.85 per share. A total of 398,750 incentive stock options were outstanding as of September 30, 2020 with a weighted average exercise price of $22.14 per share and a weighted average remaining life of 6.82 years.

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

The following table illustrates our interest rate sensitivity at September 30, 2020, assuming the relevant assets and liabilities are collected and paid, respectively, based upon historical experience rather than their stated maturities (amounts in thousands).

	0-1 Mos	1-3 Mos	3-12 Mos	1-2 Yrs	2-3 Yrs	>3 Yrs	Total
Interest earning assets
Loans	$223,140	$193,314	$219,815	$194,282	$118,423	$242,394	$1,191,368
Securities	10,329	18,212	75,405	71,270	54,633	185,368	415,217
Certificates of deposit in banks	-	-	744	742	718	702	2,906
Cash balances in banks	13,864	-	-	-	-	-	13,864
Federal funds sold	20,000	-	-	-	-	-	20,000
Total interest earning assets	$267,333	$211,526	$295,964	$266,294	$173,774	$428,464	$1,643,355

Interest bearing liabilities
Interest bearing transaction accounts	$140,251	$4,806	$21,624	$28,830	$28,830	$120,279	$344,620
Savings and money market accounts	300,514	6,828	30,726	40,971	40,971	101,665	521,675
Time deposits	23,341	34,292	151,835	33,035	9,151	23,982	275,636
Securities sold under agreements to repurchase	10,266	-	-	-	-	-	10,266
Note payable	865	-	2,685	3,771	4,006	9,927	21,254
Total interest bearing liabilities	$475,237	$45,926	$206,870	$106,607	$82,958	$255,853	$1,173,451

Interest sensitive gap
Period gap	$(207,904)	$165,600	$89,094	$159,687	$90,816	$172,611	$469,904
Cumulative gap	$(207,904)	$(42,304)	$46,790	$206,477	$297,293	$469,904
Cumulative gap - Rate Sensitive Assets/ Rate Sensitive Liabilities	-12.7%	-2.6%	2.8%	12.6%	18.1%	28.6%

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

	Impact on net interest income
	As of	As of
	September 30, 2020	December 31, 2019
Change in prevailing rates:
+ 400 basis points	(8.18)%	(1.99)%
+ 300 basis points	(5.65)%	(0.97)%
+ 200 basis points	(4.00)%	(0.14)%
+ 100 basis points	(2.44)%	0.05%
+ 0 basis points	-	-
- 100 basis points	2.13%	(0.39)%
- 200 basis points	1.96%	(4.24)%
- 300 basis points	1.86%	(4.40)%
- 400 basis points	1.82%	(4.88)%

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

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the nine months ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of November 10, 2020, we are a defendant in legal proceedings regarding a breach of contract dispute.  Based upon a review by legal counsel and the development of these matters to date, management is of the opinion that the ultimate aggregate liability, if any, will not have a material adverse effect on the Company’s financial position or results of operations.

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

Possible Effects of the COVID-19 Pandemic

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

As a participating lender in the U.S. Small Business Administration (SBA) Paycheck Protection Program (PPP), River Financial and River Bank are subject to additional risks of litigation from the Bank’s customers or other parties regarding the Bank’s processing of loans for the PPP and risks that the SBA may not fund some or all PPP loan guaranties

On March 27, 2020, President Trump signed the Coronavirus Aid, Relief, and Economic Security Act (CARES Act), which included a $349 billion loan program administered through the SBA referred to as the PPP. Under the PPP, small businesses and other entities and individuals can apply for loans from existing SBA lenders and other approved regulated lenders that enroll in the program, subject to numerous limitations and eligibility criteria. The Bank is participating as a lender in the PPP. The PPP opened on April 3, 2020; however, because of the short timeframe between the passing of the CARES Act and the opening of the PPP, there has been ambiguity in the laws, rules and guidance regarding the operation of the PPP, which exposes us to risks relating to noncompliance with the PPP. On or about April 16, 2020, the SBA notified lenders that the $349 billion earmarked for the PPP was exhausted. On April 24, 2020, President Trump signed legislation providing additional funding for the PPP.  On August 8, 2020, the PPP ceased making new loans.  Since the opening of the PPP, several other larger banks have been subject to litigation regarding the process and procedures that such banks used in processing applications for the PPP. River Financial and River Bank may be exposed to the risk of similar litigation, from both customers and non‑customers that approached the Bank regarding PPP loans, regarding its process and procedures used in processing applications for the PPP. If any such litigation is filed against us and is not resolved in a favorable manner, it may result in significant financial liability or adversely affect our reputation. In addition, litigation can be costly, regardless of outcome. Any financial liability, litigation costs or reputational damage caused by PPP related litigation could have a material adverse effect on our business, financial condition and results of operations.  The Bank also has credit risk on PPP loans if a determination is made by the SBA that there is a deficiency in the manner in which the loan was originated, funded, or serviced by the Bank, such as an issue with the eligibility of a borrower to receive a PPP loan, which may or may not be related to the ambiguity in the laws, rules and guidance regarding the operation of the PPP. In the event of a loss resulting from a default on a PPP loan and a determination by the SBA that there was a deficiency in the manner in which the PPP loan was originated, funded, or serviced by the Company, the SBA may deny its liability under the guaranty, reduce the amount of the guaranty, or, if it has already paid under the guaranty, seek recovery of any loss related to the deficiency from the Bank.  There is also a risk that not all PPP loans will be forgiven and any unforgiven amount will remain on the Bank’s balance sheet preventing such funds from being redeployed into higher-earning assets.

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

RIVER FTNANCIAL CORPORATION

Date: November 10, 2020	By:	/s/ James M. Stubbs
James M. Stubbs
Chief Executive Officer (principal executive officer)

Date: November 10, 2020	By:	/s/ Kenneth H. Givens
Kenneth H. Givens
Chief Financial Officer