Form 10-K
period 2020-12-31
River Financial Corp
filed 2021-03-16
CIK 1641601

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 333-205986

RIVER FINANCIAL CORPORATION

(Exact name of registrant as specified in its charter)

Alabama	46-1422125
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2611 Legends Drive Prattville, AL	36066
(Address of principal executive offices)	(Zip Code)

(334) 290-1012

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading Symbols(s)	Name of each exchange on which registered
None	None	None

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  Yes  ☐    No  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the aggregate market value of the voting common equity held by non-affiliates of the registrant as of June 30 2020 : There is no public market for registrant’s common stock.  The registrant had total revenue of less than $100 million in 2020.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding at March 1, 2021
Common stock, par value $1.00 per share	6,532,714 shares

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

We operate one subsidiary bank, River Bank & Trust. Through the Bank, we provide a broad array of financial services to businesses, business owners, and professionals. We operate eighteen full-service banking offices, located in Montgomery, Prattville, Millbrook, Wetumpka, Auburn, Opelika, Alexander City, Dothan, Enterprise, Daphne, Clanton, Thorsby, Mobile and Gadsden, Alabama.  Our market areas generally include the Montgomery, Auburn-Opelika, Gadsden, Dothan and Mobile Metropolitan Statistical Areas.

As of December 31, 2020, we had total assets of $1.86 billion, total loans of $1.19 billion, total deposits of $1.65 billion, and total shareholders’ equity of $166.4 million.

We operate our banking business through 18 offices across five regions in Alabama.  Those regions are designated as “River” (including Montgomery, with six offices), “East Alabama” (including Auburn, Opelika and Gadsden with four offices), “Coastal” (including Mobile and Baldwin County with two offices), “Peach” (including Clanton in the central part of the state, with three offices), and “Wiregrass” (including Dothan in the Southeast corner of the state with three offices).  See “Properties” below.

Our Products and Services

Through our Bank, we engage in the business of banking, which consists primarily of accepting deposits from the public and making loans and other investments. Our principal sources of funds for loans and investments at our Bank are demand, time, savings, and other deposits (including negotiable orders of withdrawal, or NOW accounts) and the amortization and prepayments of loans and investments. Our principal sources of income are interest and fees collected on loans, interest collected on other investments, fees earned from the origination and sale of residential mortgage loans, and service charges, as well as income from investment brokerage services. Our principal expenses are interest paid on savings and other deposits (including NOW accounts), interest paid on other borrowings, employee compensation, office expenses, and other overhead expenses. As described more fully below under “Employees,” we seek to emphasize a philosophy of “deposit first,” with a pursuit of checking accounts as a funding source and a conservative approach to lending.

Deposits

Our principal sources of funds are core deposits, including demand deposits, interest-bearing transaction accounts, money market accounts, savings deposits, and certificates of deposit. As of December 31, 2020, our deposit composition was as follows:

Retail Time Deposits 11%
Jumbo Time Deposits 6%
Demand Deposits 26%
Money Market & Savings 34%
NOW 23%

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

Lending

We offer a range of lending services, including real estate, consumer, and commercial loans, to individuals, small businesses, and other organizations located in or conducting a substantial portion of their business in our market areas. Our total loans, net of unearned income, at December 31, 2020, were approximately $1.19 billion, or approximately 63.6% of total assets. The interest rates charged on loans vary with the degree of risk, maturity, and amount of the loan and are further subject to competitive pressures, money market rates, availability of funds, and government regulations.

As of December 31, 2020, our loan portfolio composition was classified as follows: (percent of gross loans)

Real Estate Loans. Loans secured by real estate are the primary component of our loan portfolio, constituting approximately $774.2 million, or 64.9%, of total loans, net of unearned income, at December 31, 2020. We originate consumer and commercial loans for the purpose of acquiring real estate that are secured by such real estate (CRE). We also often take real estate as an additional source of collateral to secure commercial and industrial (C&I) loans. Such loans are classified as real estate loans rather than commercial and industrial loans if the real estate collateral is considered significant as a secondary source of repayment for the loan. Loans are typically made on a recourse basis supported by financial statements and a review of the repayment ability of the borrower(s) and/or guarantor(s). Origination fees are charged for many loans secured by real estate.

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

Home Equity Lines of Credit: We originate home equity lines of credit secured by residential property. The loans are typically made on a variable rate basis with maturities up to 10 years. At December 31, 2020, home equity lines of credit constituted $43.4 million, or 3.7% of our loan portfolio.

Commercial and Industrial Loans. We make loans for commercial purposes in various lines of business. These loans are typically made on terms up to 7 years at fixed or variable rates and are secured by various types of collateral, including accounts receivable, inventory, or, in the case of equipment loans, the financed equipment. We attempt to reduce our credit risk on commercial loans by underwriting the loan based on the borrower’s cash flow and its ability to service the debt from earnings, and by limiting the loan-to-value ratio. Historically, we have typically loaned up to 80% on loans secured by accounts receivable, up to 50% on loans secured by inventory (which are typically also secured by accounts receivable), and up to 100% on loans secured by equipment. We also make some unsecured commercial loans. Commercial and industrial loans constituted $335.2 million, or 28.7% of our loan portfolio, at December 31, 2020. Interest rates are negotiable based upon the borrower’s financial condition, credit history, management stability and collateral.

Consumer Loans. Consumer lending includes installment lending to individuals in our market areas and generally consists of loans to purchase automobiles and other consumer durable goods. Consumer loans constituted $40.6 million, or 3.5% of our loan portfolio, at December 31, 2020. Consumer loans are underwritten based on the borrower’s income, current debt level, past credit history and collateral. Consumer rates are both variable and fixed, with terms negotiable. Terms generally range from one to five years depending on the nature and condition of the collateral. Periodic amortization, generally monthly, is typically required.

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

Employees

As of December 31, 2020, we had approximately 217 full-time and 14 part-time employees. None of these employees are party to a collective bargaining agreement.

The Company emphasizes a “deposit first” philosophy to provide not only a direct and practical service to its customers but also to provide a stable and adequate funding source for its loans.  The Company seeks employees who are familiar with the Company’s operations in its 18 offices across five regions in Alabama, including operations in 6 of the top 10 MSAs in Alabama.  The Company seeks to provide a “one customer at a time” approach to growth and emphasizes the need for employees, especially its relationship managers and office managers, to have a thorough knowledge of local markets and customers to enhance its conservative lending function.

SUPERVISION AND REGULATION

General

We are extensively regulated under both federal and state law. These laws restrict permissible activities and investments and require compliance with various consumer protection provisions applicable to lending, deposit, brokerage, and fiduciary activities. They also impose capital adequacy requirements and conditions on a bank holding company’s ability to repurchase stock or to receive dividends from its subsidiary bank. We are subject to comprehensive examination and supervision by the Federal Reserve, and River Bank and Trust is subject to comprehensive examination and supervision by the Federal Deposit Insurance Corporation (FDIC) and the Alabama Banking Department. These regulatory agencies generally have broad discretion to impose restrictions and limitations on our operations. This supervisory framework could materially impact the conduct and profitability of our activities.

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

Regulation of River Financial Corporation

We are registered as a bank holding company under the Bank Holding Company Act of 1956, as amended (the “BHCA”) and are subject to regulation and supervision by the Federal Reserve and the Alabama Banking Department. The BHCA requires us to secure the prior approval of the Federal Reserve before we own or control, directly or indirectly, more than five percent (5%) of the voting shares or substantially all of the assets of any bank or savings association, or merge or consolidate with another bank or savings and loan holding company. Further, under the BHCA, our activities and those of any nonbank subsidiary are generally limited to:  those activities that the Federal Reserve determines to be so closely related to banking as to be a proper incident thereto. Prior approval of the Federal Reserve may be required before engaging in certain activities. In making such determinations, the Federal Reserve is required to weigh the expected benefits to the public, such as greater convenience, increased competition, and gains in efficiency, against the possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest, and unsound banking practices.

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

Regulation of River Bank & Trust

The operations and investments of RB&T are subject to the supervision, examination, and reporting requirements of the FDIC and the Alabama Banking Department, and RB&T is subject to a wide range of federal and state banking statutes and regulations, including with respect to the level of reserves that RB&T must maintain against deposits, restrictions on the types, amount, and terms and conditions of loans it may originate, and limits on the types of other activities in which RB&T may engage and the investments that it may make. The FDIC and Alabama Banking Department also have the power to prevent the continuance or development of unsafe or unsound banking practices or other violations of law.

Transactions with Affiliates

We are subject to federal laws, such as Sections 23A and 23B of the Federal Reserve Act and Regulation W, that limit the size and number of the transactions that depository institutions may engage in with their affiliates (such as the Company). Under these provisions, transactions (such as loans or investments) by a bank with nonbank affiliates are generally limited to 10% of the bank’s capital and surplus for all covered transactions with any one affiliate, and 20% of capital and surplus for all covered transactions with all affiliates. Any extensions of credit to affiliates, with limited exceptions, must be secured by eligible collateral in specified amounts. Banks are also prohibited from purchasing any “low quality” assets from an affiliate. The Dodd-Frank Act imposes additional requirements on transactions with affiliates, including an expansion of the definition of “covered transactions” and an increase in the amount of time for which collateral requirements regarding covered transactions must be maintained.

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

Deposit Insurance

Our deposits are insured up to applicable limits by the FDIC. FDIC-insured banks are required to pay deposit insurance assessments to the FDIC. The amount of the assessment is based on the size of the bank’s assessment base, which is equal to its average consolidated total assets less its average tangible equity, and its risk classification under an FDIC risk-based assessment system. Institutions assigned to higher risk classifications (that is, institutions that pose a higher risk of loss to the Deposit Insurance Fund) pay assessments at higher rates than institutions that pose a lower risk. An institution’s risk classification is assigned based on its capital levels and the level of supervisory concern that the institution poses to the regulators. At certain times, the FDIC updates its loss and income projections for the Deposit Insurance Fund and, if needed, will increase or decrease assessment rates, following notice-and-comment rulemaking, if required. The FDIC can also impose special assessments in certain instances. If there are additional bank or financial institution failures or if the FDIC otherwise determines to increase assessment rates, RB&T may be required to pay higher FDIC insurance premiums.

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

Capital Adequacy Guidelines

The FDIC and Alabama Banking Department monitor the capital adequacy of the Bank by using a combination of risk-based guidelines and leverage ratios. These agencies consider the Bank’s capital levels when taking action on various types of applications and when conducting supervisory activities related to the safety and soundness of the Bank and the banking system. Under the Basel III capital rules, the Bank is required to maintain four minimum capital standards: (1) a leverage ratio of at least 4.0%, (2) a common equity Tier 1 risk-based capital ratio of at least 4.5%, (3) a Tier 1 risk-based capital ratio of at least 6.0%, and (4) a total risk-based capital ratio of at least 8.0%. The Basel III capital rules also require the Bank to establish a capital conservation buffer equal to 2.500% of total risk-weighted assets. The capital conservation buffer is designed to ensure that banks build up capital buffers outside periods of stress, which can be drawn down as losses are incurred. An institution that does not satisfy the capital conservation buffer will be subject to restrictions on certain activities including payment of dividends, stock repurchases, and discretionary bonuses to executive officers.  When the 2.5% capital conservation buffer is factored in, the minimum common equity Tier 1 risk-based capital ratio is 7.0%, the minimum Tier 1 risk-based capital ratio is 8.5%, and the minimum total risk-based capital ratio is 10.5%.

For purposes of calculating risk-weighted assets, the federal banking agencies have promulgated risk-based capital guidelines designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks, to account for off-balance sheet exposures, and to minimize disincentives for holding liquid assets. Under these guidelines, assets and off- balance sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items.  Bank assets are given risk-weights under the Basel III Rules. In addition, certain off-balance sheet items are assigned certain credit conversion factors to convert them to asset- equivalent amounts to which an appropriate risk-weighting will apply. Those computations result in the total risk-weighted assets.

These capital requirements are minimum requirements. The FDIC or Alabama Banking Department may also set higher capital requirements if warranted by the risk profile of the Bank, economic conditions impacting its markets, or other circumstances particular to the Bank. For example, FDIC guidance provides that higher capital may be required to take adequate account of, among other things, interest rate risk and the risks posed by concentrations of credit, nontraditional activities, or securities trading activities. Failure to meet capital guidelines could subject the Bank to a variety of enforcement remedies, including issuance of a capital directive, restrictions on business activities, and other measures under the FDIC’s prompt corrective action regulations.

On September 17, 2019, the FDIC and other federal bank regulatory agencies approved the Community Bank Leverage Ratio (“CBLR”) framework. This optional framework became effective January 1, 2020, and is available to the Bank as an alternative to the Basel III risk-based capital framework. The CBLR framework provides for a simple measure of capital adequacy for certain community banking organizations. Specifically, depository institutions and depository institution holding companies that have less than $10.0 billion in total consolidated assets and meet other qualifying criteria, including a Tier 1 leverage ratio of greater than 9.00%, (subsequently temporarily reduced to 8.00% as a COVID -19 relief measure) are eligible to elect to utilize the CBLR framework.

As of December 31, 2020, the Company and the Bank qualify for the CBLR framework. Management does not intend to utilize the CBLR framework.

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

Prompt Corrective Action

In addition to the required minimum capital levels described above, federal law establishes a system of “prompt corrective actions” that federal banking agencies are required to take, and certain actions that they have discretion to take, based upon the capital category into which a federally regulated depository institution falls. Regulations set forth detailed procedures and criteria for implementing prompt corrective action in the case of any institution which is not adequately capitalized. Under the prompt corrective action rules, an institution is deemed “well capitalized” if its leverage ratio, Common Equity Tier 1 ratio, Tier 1 Capital ratio, and Total Capital ratio meet or exceed 5%, 6.5%, 8%, and 10%, respectively, and must not be subject to any order or written agreement or directive by a federal banking agency to meet and maintain a specific capital level for any capital measure.  An institution is deemed to be “adequately capitalized” or better if its leverage, Common Equity Tier 1, Tier 1, and Total Capital ratios meet or exceed 4.0%, 4.5%, 6.0%, and 8.0%, and “undercapitalized” if it fails to meet these minimum capital requirements. An institution is “significantly undercapitalized” if its leverage, Common Equity Tier 1, Tier 1, or Total Capital ratios fall below 3%, 3%, 4%, or 6%, respectively, and “critically undercapitalized” if the institution has a ratio of tangible equity to total assets that is equal to or less than 2%.

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

Banks that are adequately, but not well, capitalized may not accept, renew, or rollover brokered deposits except with a waiver from the FDIC and are subject to restrictions on the interest rates that can be paid on deposits.

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

Privacy of Customer Information

The GLBA and the implementing regulations issued by federal regulatory agencies require financial institutions (including banks, insurance agencies, and broker/dealers) to adopt policies and procedures regarding the disclosure of nonpublic personal information about their customers to non-affiliated third parties. In general, financial institutions are required to explain to customers their policies and procedures regarding the disclosure of such nonpublic personal information, and in certain circumstances, customers can prevent the disclosure of such information to nonaffiliated third parties. GLBA also established certain information security guidelines that require each financial institution, under the supervision and ongoing oversight of its board of directors or an appropriate committee thereof, to develop, implement, and maintain a comprehensive written information security program designed to ensure the security and confidentiality of customer information, to protect against anticipated threats or hazards to the security or integrity of such information, and to protect against unauthorized access to or use of such information that could result in substantial harm or inconvenience to any customer.  Federal banking regulators regularly issue guidance regarding cybersecurity intended to enhance cyber risk management.

The Consumer Financial Protection Bureau

The Dodd-Frank Act created the Consumer Financial Protection Bureau, or the CFPB, which is an independent bureau with broad authority to regulate the consumer finance industry, including regulated financial institutions, non-banks and others involved in extending credit to consumers. The CFPB has authority through rulemaking, orders, policy statements, guidance, and enforcement actions to administer and enforce federal consumer financial laws, to oversee several entities and market segments not previously under the supervision of a federal regulator, and to impose its own regulations and pursue enforcement actions when it determines that a practice is unfair, deceptive, or abusive. The federal consumer financial laws and all of the functions and responsibilities associated with them, many of which were previously enforced by other federal regulatory agencies, were transferred to the CFPB on July 21, 2011. While the CFPB has the power to establish, interpret, administer, and enforce federal consumer financial laws, the Dodd-Frank Act provides that the federal banking regulatory agencies continue to have examination and enforcement powers over the financial institutions that they supervise relating to the matters within the jurisdiction of the CFPB if such institutions have less than $10 billion in assets. The Dodd- Frank Act also gives state attorneys general the ability to enforce federal consumer protection laws.

Mortgage Loan Origination

The Dodd-Frank Act authorized the CFPB to establish certain minimum standards for the origination of residential mortgages, including a determination of the borrower’s ability to repay. Under the Dodd-Frank Act and the implementing final rule adopted by the CFPB, or the ATR/QM Rule, a financial institution may not make a residential mortgage loan to a consumer unless it first makes a “reasonable and good faith determination” that the consumer has a “reasonable ability” to repay the loan. In addition, the ATR/QM Rule limits prepayment penalties and permits borrowers to raise certain defenses to foreclosure if they receive any loan other than a “qualified mortgage,” as defined by the CFPB. The ATR/QM Rule specifies the types of income and assets that may be considered in the ability-to-repay determination, the permissible sources for verification, and the required methods of calculating the loan’s monthly payments.

Mortgage Loan Servicing

The CFPB has issued a series of final rules as part of an ongoing effort to address mortgage servicing reforms and create uniform standards for the mortgage servicing industry. The rules contain additional requirements for communications with borrowers, address the maintenance of customer account records, govern procedures for responding to written borrower requests and complaints of errors, and provide guidance regarding servicing delinquent loans, foreclosure proceedings, and loss mitigation efforts, among other measures. These rules have in general led to increased costs to service loans across the mortgage industry.

The Volcker Rule

On December 10, 2013, five U.S. financial regulators, including the Federal Reserve and FDIC, adopted a final rule implementing the “Volcker Rule.” The Volcker Rule was created by Section 619 of the Dodd-Frank Act and prohibits “banking entities” from engaging in “proprietary trading.” Banking entities also are prohibited from sponsoring or investing in private equity or hedge funds, or extending credit to or engaging in other covered transactions with affiliated private equity or hedge funds. The fundamental prohibitions of the Volcker Rule generally apply to banking entities of any size, including us, the Bank, and any other “affiliate” under the Bank Holding Company Act. The Economic Growth Act amends Section 619 to exempt from the Volcker Rule any insured depository institution that has $10.0 billion or less in total consolidated assets and whose total trading assets and trading liabilities are 5.0% or less of total consolidated assets.

Other Provisions of the Dodd-Frank Act

The Dodd-Frank Act, which became law on July 21, 2010, implemented far-reaching changes across the financial regulatory landscape. In addition to the reforms previously mentioned, the Dodd-Frank Act also:

•

Required bank holding companies and banks to be both well-capitalized and well-managed in order to acquire banks located outside their home state and required any bank holding company electing to be treated as a financial holding company to be both well-managed and well-capitalized;

•

Eliminated all remaining restrictions on interstate banking by authorizing national and state banks to establish de novo branches in any state that would permit a bank chartered in that state to open a branch at that location;

•	Repealed Regulation Q, the federal prohibition on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts;

•

Enhanced insider transaction limitations by strengthening loan restrictions to insiders and applying the various limits to a greater number of types of transactions, including derivative transactions, repurchase agreements, reverse repurchase agreements, and securities lending or borrowing transactions. The law also restricted certain asset sales to and from an insider to an institution, including requirements that such sales be on market terms and, in certain circumstances, approved by the institution’s board of directors; and

•

Strengthened the previous limits on a depository institution’s credit exposure to one borrower (whether a person or group of related persons) in an amount exceeding certain thresholds, by expanding the scope of these restrictions to include credit exposure arising from derivative transactions, repurchase agreements, and securities lending and borrowing transactions.

While much of the Dodd-Frank Act has been implemented in the form of final rules from the banking agencies, the full extent of its impact on our operations is subject to change based on actions taken by the banking agencies in implementing the rules as well any future modifications to the rules.

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

Enforcement Powers

The bank regulatory agencies have broad enforcement powers, including the power to terminate deposit insurance and impose substantial fines and other civil and criminal penalties. Failure to comply with applicable laws, regulations, and supervisory agreements, breaches of fiduciary duty, or the maintenance of unsafe and unsound conditions or practices, could subject us or our subsidiaries, including the Bank, as well as their respective officers, directors, and other institution-affiliated parties, to administrative sanctions and potentially substantial civil money penalties.

Future Legislation and Regulation

Regulators have increased their focus on the regulation of the financial services industry in recent years, leading in many cases to greater uncertainty and compliance costs for regulated entities. For example, the provisions of the Dodd-Frank Act required us to make material expenditures, particularly in the form of personnel training costs and additional compliance expenses. Future regulations may require us to change certain of our business practices in order to comply, which in turn could adversely affect our ability to pursue business opportunities that we might otherwise consider pursuing, cause business disruptions, and/or have other impacts. Failure to comply with these laws or regulations, even if inadvertent, could result in negative publicity, fines, or additional expenses.

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

As a participating lender in the U.S. Small Business Administration (SBA) Paycheck Protection Program (PPP), River Financial and River Bank are subject to additional risks of litigation from the Bank’s customers or other parties regarding the Bank’s processing of loans for the PPP and risks that the SBA may not fund some PPP loan guaranties

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted, which included a loan program administered through the SBA referred to as the PPP. Under the PPP, small businesses and other entities and individuals can apply for unsecured, low-interest rate loans from existing SBA lenders and other approved regulated lenders that enroll in the program, subject to numerous limitations and eligibility criteria.  Borrowers are eligible for up to 100% forgiveness on PPP loans if certain conditions are met.  The PPP loans are 100% guaranteed by the SBA.  The Bank is participating as a lender in the PPP. The PPP opened on April 3, 2020.  The PPP was launched by SBA and the US Department of Treasury in an expedient timeframe and because of the short timeframe between the passing of the CARES Act and the opening of the PPP, there was ambiguity in the laws, rules and guidance regarding the operation of the PPP, which exposes us to risks relating to noncompliance with the PPP. Since the opening of the PPP, several other larger banks have been subject to litigation regarding the process and procedures that such banks used in processing applications for the PPP. River Financial and River Bank may be exposed to the risk of similar litigation, from both customers and non‑customers that approached the Bank regarding PPP loans, regarding its process and procedures used in processing applications for the PPP. If any such litigation is filed against us and is not resolved in a favorable manner, it may result in significant financial liability or adversely affect our reputation. In addition, litigation can be costly, regardless of outcome. Any financial liability, litigation costs or reputational damage caused by PPP-related litigation could have a material adverse effect on our business, financial condition and results of operations.  The Bank also has credit risk on PPP loans if a determination is made by the SBA that there is a material deficiency in the manner in which the loan was originated, funded, or serviced by the Bank. In the event of a loss resulting from a default on a PPP loan and a determination by the SBA that there was a material deficiency in the manner in which the PPP loan was originated, funded, or serviced by the Bank, the SBA may deny its liability under the guaranty, reduce the amount of the guaranty, or, if it has already paid under the guaranty, seek recovery of any loss related to the deficiency from the Bank.  There is also a risk that not all PPP loans will be forgiven and any unforgiven amount will remain on the Bank’s balance sheet preventing such funds from being redeployed into higher-earning assets.

A continuation of the pandemic could have longer-term and unforeseen results.

A continuation of the COVID-19 pandemic, or a resurgence of the pandemic, could have longer adverse effects on our capital, income and relationships with customers.  There could be longer term effects which are unforeseen at the present time.

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

In addition to the risks noted above, the COVID-19 pandemic could affect us in a number of other areas of our operations with consequences at the present time of which we cannot be certain.   These include:   the effectiveness, or lack thereof, of the current COVID-19 vaccination efforts; the general economic stability of our geographic markets; a change in demand for financial products in general; fewer financial resources that are generally available to small and medium size business; changes in government monetary policy; interest rate fluctuations; the need for additional increases in our allowance for loan and lease losses; a reduction in values set forth in appraisals that provide back-up for loans; stress on our liquidity caused by a reduction in deposits as customers need additional cash for their own liquidity needs; increased cyber and payment fraud risk; and increased oversight on our internal controls and procedures to ensure that we are taking necessary steps to manage any increased risks associated with the COVID-19 pandemic.

Risks Relating to Our Business As a Commercial Bank

Our business is concentrated in, and largely dependent upon, the continued growth and welfare of the general geographic markets in which we operate.

Our commercial banking operations are concentrated in Alabama. As of December 31, 2020, most of our total loans were to borrowers located in Alabama, primarily central and south Alabama. As a result, our financial condition and results of operations and cash flows are affected by changes in the economic conditions of the state or the regions of which it is a part. Our success depends to a significant extent upon the business activity, population, income levels, deposits, and real estate activity in this market. Although our customers’ business and financial interests may extend outside these areas, adverse economic conditions that affect those areas could reduce our growth rate, affect the ability of our customers to repay their loans, affect the value of collateral underlying loans, impact our ability to attract deposits, and generally affect our financial conditions and results of operations. Because of our geographic concentration, we may be less able than other regional or national financial institutions to diversify our credit risks across multiple markets.

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

Income associated with interest-earning assets and costs associated with interest-bearing liabilities may not be affected uniformly by fluctuations in interest rates. The magnitude and duration of changes in interest rates are events over which we have no control, and such changes may have an adverse effect on our net interest income. Prepayment and early withdrawal levels, which are also impacted by changes in interest rates, can significantly affect our assets and liabilities. For example, an increase in interest rates could, among other things, reduce the demand for loans and decrease loan repayment rates. Such an increase could also adversely affect the ability of our floating-rate borrowers to meet their higher payment obligations, which could in turn lead to an increase in non-performing assets and net charge-offs. Conversely, a decrease in the general level of interest rates could affect us by, among other things, leading to greater competition for deposits and incentivizing borrowers to prepay or refinance at lower interest rates their loans more quickly or frequently than they otherwise would. The primary tool that management uses to measure interest rate risk is a simulation model that evaluates the impact of varying levels of prevailing interest rates and the impact on net interest income and the economic value of equity. As of December 31, 2020, this simulation analysis indicated that if prevailing interest rates immediately decreased by 300 basis points, we would expect net interest income to increase by approximately $787 thousand, or 1.3% over the next 12 months, and an increase in the economic value of equity of $19.1 million, or 8.8%. We believe that this is unlikely based on current interest rate levels. Conversely, if prevailing interest rates immediately increased by 300 basis points, we would expect net interest income to decrease by approximately $3 million, or 5.2%, over the next 12 months, and a decrease in the economic value of equity of $26.9 million, or 12.4%. However, fluctuations in interest rates affect different classes of income-earning assets differently, and there can be no assurance as to the actual effect on our results of operations should such an increase or decrease occur.

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

A significant portion of our loan portfolio is secured by either residential or commercial real estate. As of December 31, 2020, we had approximately $271.7 million in residential real estate loans and $351.9 million in commercial real estate loans outstanding, representing approximately 23.2% and 30.1%, respectively, of our total loans outstanding on that date.

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

Our business strategy focuses on both organic growth and growth through acquisitions of financial institutions located in the southeastern United States. Our pursuit of acquisitions may disrupt our business, and common stock that we issue as merger consideration may have the effect of diluting the value of your investment. We may fail to realize some or all of the anticipated benefits of completed acquisitions, although we believe our acquisition of Keystone on December 31, 2015, our acquisition of PSB Bancshares, Inc. (PSB) on October 31, 2018, and our acquisition of Trinity Bancorp, Inc. (Trinity) on October 31, 2019, have been beneficial to us. We anticipate that the integration of other businesses that we acquire in the future may be a time-consuming and expensive process, even if the integration process is effectively planned and implemented.

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

Risks Related to the Regulation of the Banking Industry

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

We also may be required to invest significant management attention and resources to evaluate and make any changes necessary to comply with applicable laws and regulations, particularly as a result of regulations adopted under the Dodd-FrankAct. This allocation of resources, as well as any failure to comply with applicable requirements, may negatively impact our financial condition and results of operations.

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

At a special meeting of our stockholders held on December 1, 2015, our existing stockholders approved a proposal to amend our certificate of incorporation to increase the number of shares of our common stock that we may issue to 10,000,000. As of March 1, 2021, 6,532,714 shares of our common stock were issued and outstanding. Those shares outstanding do not include the potential issuance, as of March 1, 2021, 393,300 shares of our common stock subject to issuance upon exercise of outstanding stock options and warrants, or 245,750 additional shares of our common stock that were reserved for issuance under the River Financial Corporation Incentive Stock Compensation Plans. Future issuance of any new shares could cause further dilution in the value of our outstanding shares of common stock.

Our directors and executive officers beneficially own a significant portion of our common stock and have substantial influence over us.

Our directors and executive officers, as a group, beneficially owned approximately 13.5% of our outstanding common stock as of March 1, 2021. As a result of this level of ownership, our directors and executive officers have the ability, by taking coordinated action, to exercise significant influence over our affairs and policies. The interests of our directors and executive officers may not be consistent with your interests as a stockholder. This influence may also have the effect of delaying or preventing changes of control or changes in management, or limiting the ability of our other stockholders to approve transactions that they may deem to be in the best interests of our Company.

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

General Risk Factors

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

The coronavirus or COVID-19 pandemic, trade wars, tariffs, and similar events and disputes, domestic and international, have adversely affected, and may continue to adversely affect economic activity globally, nationally and locally.  Market interest rates have declined significantly.  Such events also may adversely affect business and consumer confidence, generally.  We and our customers, and our respective suppliers, vendors and processors may be adversely affected.  Any such adverse changes may adversely affect our profitability, growth, asset quality and financial condition.

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

Certain of our loans are subject to LIBOR interest rates. LIBOR and certain other benchmark rates are the subject of recent national, international, and other regulatory guidance and proposals for reform. In July 2017, the Chief Executive of the Financial Conduct Authority announced that the Financial Conduct Authority intends to stop persuading or compelling banks to submit rates for the calculation of LIBOR after 2021. In November of 2020, the Financial Conduct Authority announced that it will consult on its intention to extend the retirement date of certain offered rates whereby the publication of the one-week and two-month LIBOR offered rates will cease after December 31, 2021; but, the publication of the remaining LIBOR offered rates will continue until June 30, 2023. Given consumer protection, litigation, and reputation risks, banking regulators have indicated that entering into new contracts that use LIBOR as a reference rate after December 31, 2021, would create safety and soundness risks and that they will examine bank practices accordingly. Regulators are therefore discouraging banks from entering into new contracts that use LIBOR as a reference rate as soon as practicable and in any event by December 31, 2021.  These announcements and regulatory guidance indicate that the continuation of LIBOR on the current basis cannot be guaranteed after 2021 and may cause the LIBOR benchmark to perform differently than it has in the past.  Consequently, it is not possible to predict what rate or rates may become accepted alternatives to LIBOR, or what the effect of any such changes in views or alternatives may be on the markets for LIBOR-linked financial instruments.  Although we are currently unable to assess what the ultimate impact of the transition from LIBOR will be, failure to adequately manage the transition could have a material adverse effect on our business and results of operations.

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

Item 1B.  Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Our headquarters and the main office of RB&T is located at 2611 Legends Drive, Prattville, Alabama 36066. Including the main office, RB&T operates eighteen branches with drive-through and/or ATM service.

The following table summarizes pertinent details of the Company’s main and banking offices as of December 31, 2020:

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

Item 3. Legal Proceedings.

From time to time the Company is a party to legal proceedings.  At the present time the Company is not part of any proceeding which the Company deems to be material.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for Our Common Stock

There is currently no established public trading market for shares of our common stock. We do not make a market in our securities, nor do we attempt to negotiate prices for trades of such securities. When made, sales are normally undertaken in privately negotiated transactions, sometimes at prices of which we are unaware. As of March 1, 2021, there were approximately 941 registered holders of our common stock.

The last known privately negotiated trade of our common stock of which management is aware occurred on February 17, 2021 at a price of $30.00 per share.  According the pink sheet listings, there was also a trade of 200 shares on February 23, 2021 at a price of $22.00 per share.  During the last year we are aware of privately negotiated trades of stock with prices ranging from $17.00 to $30.00 per share.  The trades at the lower end of the range involved smaller numbers of shares that were traded over-the-counter on the pink sheets.  The weighted average trade price for the year was $27.15.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information about River Financial Corporation’s shares of common stock that may be issued upon exercise of options, warrants, and rights under all of our existing equity compensation plans as of March 1, 2021.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options and Rights	Weighted – Average Exercise Price of Outstanding Options and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column)
Equity compensation plans approved by Security Holders (1)	54,500	$13.78	-
Equity compensation plans approved by Security Holders (2)	338,800	$23.87	245,750
Total	393,300
(1)	These shares reserved for issuance under the 2006 Equity Incentive Compensation Plan.
(2)	These shares reserved for issuance under the 2015 Equity Incentive Compensation Plan.

For a further description of these and other plans, see footnote (12) to the financial statements at Item 8 hereof, and Item 11 hereof.

Recent Sales of Unregistered Securities

No company stock was sold to the employee stock ownership plan in 2020.  In 2019, the Company sold 21,518 shares of its common stock for a cash total of $533,895 to its employee stock ownership plan. The Company relied upon exemptions from registration under SEC Rule 701 and Rule 147A.

Purchases of Equity Securities by the Registrant and Affiliated Purchasers

We made no repurchases of our equity securities, and no “affiliated purchasers” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934) purchased any shares of our equity securities during the fourth quarter of the fiscal year ended December 31, 2020.

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

The dividends paid per share on common stock for 2020 and 2019 were $0.36 cents per share and $0.33 cents per share respectively, and we expect comparable dividends to be paid in 2021.

Item 6. Selected Financial Data.

SUMMARY CONSOLIDATED FINANCIAL DATA

	Years Ended December 31,
(Dollars in thousands, except per share information)	2020	2019
Summary of Operations:
Total interest income	$63,407	$48,827
Total interest expense	8,132	8,500
Net interest income	55,275	40,327
Provision for loan losses	8,615	2,910
Net interest income after provision for loan losses	46,660	37,417
Noninterest income	11,805	9,986
Noninterest expense	36,780	32,819
Income before income taxes	21,685	14,584
Income tax expense	4,595	3,470
Net income	17,090	11,114
Share and per common share data:
Basic net income per share	$2.63	$1.91
Diluted net income per share	$2.60	$1.88
Common equity per common share outstanding	$25.87	$22.66
Tangible common equity per common share outstanding	$20.97	$17.55
Dividends per common share	$0.36	$0.33
Actual common shares outstanding	6,501,024	6,489,505
Weighted average common shares outstanding	6,498,085	5,834,264
Diluted weighted average common shares outstanding	6,571,301	5,928,384
Balance Sheet Data:
Total assets	$1,864,650	$1,363,936
Securities	493,274	303,303
Loans, net of unearned income	1,186,582	905,784
Allowance for loan losses	16,803	8,679
Deposits	1,653,635	1,174,299
Securities sold under agreements to repurchase	13,653	8,707
Note payable	20,392	23,773
Total stockholders’ equity	166,448	145,192
Average total assets	1,641,905	1,146,657
Average loans	1,087,007	763,905
Average interest earning assets	1,524,733	1,045,000
Average deposits	1,444,112	980,172
Average interest bearing deposits	1,033,308	717,281
Average interest bearing liabilities	1,064,308	752,607
Average total stockholders’ equity	157,501	124,091

SUMMARY CONSOLIDATED FINANCIAL DATA (continued)

	Years Ended December 31,
	2020	2019
Selected Financial Ratios:
(ratios are annualized where applicable)
Return on average assets	1.04%	0.97%
Return on average equity	10.85%	8.96%
Average equity to average total assets	9.59%	10.82%
Dividend payout (1)	13.71%	16.92%
Efficiency ratio (2)	54.83%	65.23%
Net interest margin (3)	3.63%	3.86%
Net interest spread (4)	3.45%	3.60%
Capital Ratios:
Tier 1 leverage ratio (5)	8.23%	10.73%
Common equity tier 1 (CET1) risk-based capital (5)	12.30%	13.48%
Tier 1 risk-based capital (5)	12.30%	13.48%
Total risk-based capital (5)	13.55%	14.35%
Asset Quality Ratios:
(ratios are annualized where applicable)
Net charge-offs to average loans	0.05%	0.11%
Allowance to period end loans	1.42%	0.96%
Allowance for loan losses to non-performing loans	360.42%	390.07%
Non-performing assets to total assets	0.26%	0.27%
Other Data:
Banking locations	18	17
Full-time equivalent employees	224	223

(1)	Dividend payout ratio is dividends divided by net income.
(2)	Efficiency ratio is noninterest expense divided by the sum of net interest income before the provision for loan losses plus noninterest income.
(3)	Net interest margin is net interest income divided by average interest earning assets.
(4)	Net interest spread is the difference between the weighted average yield on interest earning assets and the average effective rate paid on interest bearing liabilities.
(5)	Capital ratios presented are bank only ratios.

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

•

We have established social distancing policies in keeping with federal and state of Alabama guidelines to help ensure the health of our employees.  To the extent possible, we have encouraged our employees to work from home remotely, and we believe such steps have been welcomed by, and helpful to, our employees.

•

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

•	Our drive through facilities at all our locations remain open for customer service, and we believe that the drive-through option for customers has worked well. All of our ATM locations are operative.

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

Paycheck Protection Program

The Bank has participated as a lender in the Small Business Administration’s (SBA) Paycheck Protection Program (PPP) as established by the Coronavirus Aid, Relief, and Economic Security (CARES) Act.  The PPP was established under the CARES Act to provide unsecured low interest rate loans to small businesses that have been impacted by the COVID-19 pandemic.  The PPP loans are 100% guaranteed by the SBA.  The loans have a fixed interest rate of 1% and payments of interest and principal are deferred until the earlier of the date SBA remits the forgiveness amount to the lender, the forgiveness application is denied, or if no forgiveness application is filed, ten months from the end of the covered period. If originated before June 5, 2020, loans mature two years from origination and if origination occurs after June 5, 2020, loans mature five years from origination.  PPP loans are forgiven by the SBA (which makes forgiveness payments directly to the lender) to the extent the borrower uses the proceeds of the loan for certain purposes (primarily to fund payroll costs) during a certain time period following origination and maintains certain employee and compensation levels.  Lenders receive processing fees from the SBA for originating the PPP loans which are based on a percentage of the loan amount.  On December 27, 2020, legislation was enacted that renewed the PPP and allocated additional appropriations for both new first time PPP loans under the existing PPP and also authorized second draw PPP loans for certain eligible borrowers that had previously received a PPP loan. As of December 31, 2020, the Bank has made approximately 2,348 PPP loans in the aggregate amount of approximately $166.2 million with approximately $139 million still outstanding.

Our Business

We are a bank holding company headquartered in Prattville, Alabama. We operate one subsidiary bank – River Bank and Trust (“RB&T” or the “Bank”).  Through the Bank, we provide a broad array of financial services to businesses, business owners and professionals through eighteen full-service banking offices in Alabama.

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

Overview of 2020 Results

•

Our net income was $17.1 million in 2020, compared with $11.1 million in 2019. The largest contributing factors leading to the increase in net income and other highlights include the following: Average interest earning assets in 2020 were $1.52 billion compared to $1.0 billion in 2019. The Bank’s participation in the Paycheck Protection Program was one of the reasons for the increase in average interest earning assets.  The higher level of interest earning assets led to an increase in net interest income from $40.3 million in 2019 to $55.3 million in 2020. The increase in net income was also affected by the expenses associated with the Trinity acquisition during the fourth quarter of 2019 that were not incurred in 2020.  Current year net income was also increased by approximately $3.1 million of Paycheck Protection Program loan fee income that was recognized in 2020.

•

Average loans outstanding in 2020 were $1.09 billion, approximately 42.30% higher than $763.9 million in average loans outstanding in 2019. The higher average balance for total loans outstanding was the primary reason for the increase of $15.0 million in our net interest income. The Bank’s participation in the Paycheck Protection Program was one of the reasons for the increase in average loans outstanding.

•

The effective yield on our loan portfolio decreased from 5.47% in 2019 to 5.16% in 2020. The decrease in the yield was mainly attributable to the decrease in interest rates in 2020 as well as the effect of the $166.2 million of Paycheck Protection Program loans originated in 2020. Paycheck Protection Program loans carry an interest rate of 1.00% which is well below the average yield on other loans.  However, this lower yield is offset by the recognition of net origination fees paid by the SBA on PPP loans.

•

Average total investment securities in 2020 were $377.4 million compared to $235.2 million in 2019. The increase was due to the Company’s deposit growth exceeding loan growth during the year.  The excess cash was used to purchase investment securities.

•

Average non-interest bearing deposits grew from $262.9 million in 2019 to $410.8 million in 2020. The increase resulted from organic growth as well as deposits obtained in the Trinity merger in the fourth quarter of 2019.

•

Our higher net interest income was partially offset by higher operating expenses, which grew to $36.8 million in 2020 from $32.8 million in 2019. The increase in noninterest expense came from organic growth as well as from the merger in 2019 with most of the increase in salaries and employee benefits.

•	Our noninterest income increased from $10.0 million in 2019 to $11.8 million in 2020. The increase resulted from increases in service charges and fee income and income from mortgage operations.

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

Allowance for Loan Losses

We record estimated probable inherent credit losses in the loan portfolio as an allowance for loan losses. The methodologies and assumptions for determining the adequacy of the overall allowance for loan losses involve significant judgments to be made by management. Some of the more critical judgments supporting RFC’s allowance for loan losses include judgments about: creditworthiness of borrowers, estimated value of underlying collateral, assumptions about cash flow, determination of loss factors for estimated credit losses, and the impact of current events, conditions, and other factors impacting the level of inherent losses. Under different conditions or using different assumptions, the actual or estimated credit losses ultimately realized by RFC may be different than management’s estimates provided in our Consolidated Financial Statements included elsewhere in this Form 10-K. For a more complete discussion of the methodology employed to calculate the allowance for loan losses, see Note 1 to our Consolidated Financial Statements for the year ended December 31, 2020, which are included elsewhere in this document.

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

Comparison of Results of Operations for the years ended December 31, 2020 and 2019

The following is a narrative discussion and analysis of significant changes in our results of operations for the years ended December 31, 2020 and 2019.

Net Income

2020 vs. 2019

During the year ended December 31, 2020, our net income was $17.1 million, compared to $11.1 million for the year ended December 31, 2019, an increase of 53.77%. The primary reason for the increase in net income in 2020 compared to 2019 was an increase in net interest income from $40.3 million in 2019 to $55.3 million in 2020 for an increase of $15.0 million, or 37.07%. Our net interest margin decreased from 3.86% in 2019 to 3.63% in 2020. The decrease in the margin resulted from a combination of the decrease in the yield on our loan portfolio from 5.47% in 2019 to 5.16% in 2020 and a decrease in the average cost of funds from 1.13% in 2019 to 0.76% in 2020.  Loans also decreased slightly as a percentage of total interest earning assets to 71.3% in 2020 compared to 73.1% in 2019.

Noninterest income increased from $10.0 million in 2019 to $11.8 million in 2020, or 18.22%. The increase resulted from increases in service charges and fee income and income from mortgage operations.

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

The following table shows, for the years 2020 and 2019, the average balance of each principal category of our assets and liabilities and the average yields on assets and average costs of liabilities. Such yields and costs are calculated by dividing income or expense by the average daily balances of the associated assets or liabilities.

AVERAGE BALANCE SHEETS & NET INTEREST INCOME

	Year Ended December 31, 2020			Year Ended December 31, 2019
	Average Balance	Interest Income/ Expense	Average Yield/Rate	Average Balance	Interest Income/ Expense	Average Yield/Rate
Interest earning assets
Loans	$1,087,007	$56,063	5.16%	$763,905	$41,811	5.47%
Mortgage loans held for sale	16,798	435	2.59%	6,542	223	3.41%
Investment securities:
Taxable securities	295,856	4,888	1.65%	178,279	4,685	2.63%
Tax-exempt securities	81,582	2,495	3.06%	56,962	1,837	3.22%
Interest bearing balances in other banks	37,178	228	0.61%	29,425	619	2.10%
Federal funds sold	6,312	16	0.25%	9,887	227	2.30%
Total interest earning assets	$1,524,733	$64,125	4.21%	$1,045,000	$49,402	4.73%
Interest bearing liabilities
Interest bearing transaction accounts	$310,385	$561	0.18%	$250,146	$1,077	0.43%
Savings and money market accounts	459,354	2,307	0.50%	286,475	2,811	0.98%
Time deposits	263,569	3,900	1.48%	180,664	2,990	1.66%
Securities sold under agreement to repurchase	9,333	16	0.17%	9,165	46	0.50%
Federal Home Loan Bank advances	-	-	0.00%	1,151	29	2.52%
Federal funds purchased	-	-	0.00%	36	1	2.78%
Note payable	21,667	1,348	6.22%	24,974	1,546	6.19%
Total interest bearing liabilities	$1,064,308	$8,132	0.76%	$752,611	$8,500	1.13%
Noninterest-bearing funding of earning assets	460,425	—	0.00%	292,389	—	0.00%
Total cost of funding earning assets	$1,524,733	$8,132	0.53%	$1,045,000	$8,500	0.81%
Net interest rate spread			3.45%			3.60%
Net interest income/margin (taxable equivalent)		$55,993	3.68%		$40,902	3.92%
Tax equivalent adjustment		(718)			(575)
Net interest income/margin		$55,275	3.63%		$40,327	3.86%

Comparison of net interest income for the years ended December 31 2020, and 2019

Net interest income increased $15.0 million, or 37.07%, to $55.3 million for the year ended December 31, 2020, compared to $40.3 million for 2019. The increase was due to an increase in interest income of $14.6 million, resulting from higher levels of loan volume.  The increase in interest income was primarily due to a 42.30% increase in average loans outstanding during 2020 compared to 2019. Current year net interest income was also increased by approximately $3.1 million of Paycheck Protection Program loan fee income that was recognized in 2020.  The resulting net interest margin decreased to 3.63% for 2020 from 3.86% for 2019. During 2020, non-interest bearing deposits averaged $410.8 million, compared to $262.9 million during 2019, an increase of $147.9 million, or 56.26%. The average cost of funds also decreased from 1.13% in 2019 to 0.76% in 2020.

Interest-earning assets averaged $1.52 billion for 2020, compared to $1.0 billion for 2019, an increase of $479.7 million, or 45.91%.  Average loans increased $323.1 million during 2020 to $1.09 billion from $763.9 million in 2019. The mix of average earning assets also shifted slightly from loans to investment securities.  As a percentage of average total earning assets, average loans decreased from 73.1% in 2019 to 71.3% in 2020. The yield on average interest-earning assets decreased 52 basis points to 4.21% during 2020, compared to 4.73% for 2019. The yield on earning assets decreased primarily due to the decrease in interest rates during the year as well as a result of the addition of the approximately $166.2 million of Paycheck Protection Program loans. Paycheck Protection Program loans carry an interest rate of 1.00% which is well below the average yield on other loans.  However, this lower yield is offset by the recognition of net origination fees paid by the SBA on PPP loans.  During 2020, loan yields decreased 31 basis points to 5.16%.

Interest-bearing liabilities averaged $1.06 billion for 2020, compared to $752.6 million for 2019, an increase of $311.7 million. The increase in average volume occurred from organic growth in addition to the Trinity merger in the fourth quarter of 2019. The average rate paid on interest-bearing liabilities was 0.76% for 2020, compared to 1.13% for 2019. During recent years, we have benefited from the historically low interest rates and repriced time deposits at maturity at the lower current market rates, and we have also lowered rates on other deposit accounts to lower market rates where possible. The decrease in total interest expense from $8.5 million in 2019 to $8.1 million in 2020 was mainly attributable to the steady decrease in our cost of funds as a result of market conditions.

The following table reflects, for the years 2020 and 2019, the changes in our net interest income due to changes in the volume of earning assets and interest-bearing liabilities and the associated rates earned or paid on the assets and liabilities.

	Year Ended December 31, 2020 vs. Year Ended December 31, 2019
	Volume	Variance due to Yield/Rate	Total
Interest earning assets
Loans	$17,622	$(3,370)	$14,252
Mortgage loans held for sale	350	(138)	212
Investment securities:
Taxable securities	3,102	(2,899)	203
Tax-exempt securities	789	(131)	658
Interest bearing balances in other banks	163	(554)	(391)
Federal funds sold	(82)	(129)	(211)
Total interest earning assets	$21,944	$(7,221)	$14,723
Interest bearing liabilities
Interest bearing transaction accounts	$259	$(775)	$(516)
Savings and money market accounts	1,694	(2,199)	(505)
Time deposits	1,376	(466)	910
Securities sold under agreement to repurchase	1	(31)	(30)
Federal Home Loan Bank advances	(29)	-	(29)
Federal funds purchased	(1)	-	(1)
Note payable	(205)	7	(198)
Total interest bearing liabilities	$3,095	$(3,464)	$(369)
Net interest income
Net interest income (taxable equivalent)	$18,849	$(3,757)	$15,092
Taxable equivalent adjustment	(247)	104	(143)
Net interest income	$18,602	$(3,653)	$14,949

Provision for Loan Losses

During the year ended December 31, 2020, we recorded a provision for loan losses of $8.6 million compared to $2.9 million during the year ended December 31, 2019. The increase in the provision for loan losses resulted from growth in loan volume and due to the potential credit concerns as a result of the pandemic. Net loan charge-offs decreased from $808 thousand in 2019 to $491 thousand in 2020. The allowance for loan losses is increased by a provision for loan losses, which is a charge to earnings, and is decreased by charge-offs and increased by loan recoveries. In determining the adequacy of our allowance for loan losses, we consider our historical loan loss experience, the general economic environment, the overall portfolio composition, and other information. As these factors change, the level of loan loss provision changes. When individual loans are evaluated for impairment, and impairment is deemed necessary, the impaired portion of the loan amount is generally charged off. As of December 31, 2020 and 2019, $343 thousand and $329 thousand of our allowance was related to impaired loans, respectively.

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

The following table sets forth the principal components of noninterest income for the periods indicated.

	For the Year Ended December 31,
	2020	2019
Service charges and fees	$5,038	$4,822
Investment brokerage revenue	184	99
Mortgage operations	5,284	3,347
Bank owned life insurance income	792	652
Net gains (losses) on sale of investment securities	87	(9)
Other noninterest income	420	1,075
Total noninterest income	$11,805	$9,986

Noninterest income for the years ended December 31, 2020 and 2019 was $11.8 million and $10.0 million, respectively. The primary reason for the increase in noninterest income was from service charges and fees and income from our mortgage operations.  Service charges and fees continued to be one of our largest source of noninterest income in 2020 with $5.0 million compared to $4.8 million in 2019. These service charges and fees are primarily generated by checking and savings accounts. Our mortgage operations produced noninterest income in 2020 of $5.3 million compared to $3.3 million in 2019. The significant increase in mortgage operations revenue was due to record low mortgage rates.

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

The following table presents the primary components of noninterest expense for the periods indicated.

	For the Years Ended December 31,
	2020	2019
Salaries and employee benefits	$22,127	$17,748
Occupancy expenses	2,327	1,958
Equipment rentals, depreciation, and maintenance	1,152	1,027
Telephone and communications	543	371
Advertising and business development	549	659
Data processing	2,788	4,140
Foreclosed assets, net	234	166
Federal deposit insurance and other regulatory assessments	829	163
Legal and other professional services	762	1,013
Other operating expense	5,469	5,574
Total noninterest expense	$36,780	$32,819

Noninterest expense for the years ended December 31, 2020 and 2019 was $36.8 million and $32.8 million, respectively, an increase of $4.0 million, or 12.1%. The largest component of noninterest expense was salaries and employee benefits.  Salaries and benefits increased approximately $4.4 million mainly due to the addition of new employees from the Trinity merger.  The decrease of $1.4 million in data processing expense was mainly a result of the termination costs recognized as a result of the Trinity merger in 2019. The increase is federal deposit insurance and other regulatory assessments was due to the tremendous deposit growth during the year.

Income Tax Provision

Income tax expense of $4.6 million and $3.5 million was recognized during the years ended December 31, 2020 and 2019, respectively. The increase in income tax expense during 2020 was mainly due to the increase in net income.   The effective tax rate for the year 2020 was 21.2% compared to 23.8% for the year 2019. The effective tax rates are affected by items of income and expense that are not subject to federal and state taxation.

Comparison of Balance Sheets at December 31, 2020 and 2019

Overview

Our total assets increased $500.7 million, or 36.7%, from $1.36 billion at December 31, 2019, to $1.86 billion at December 31, 2020.  Loans increased by $272.7 million during 2020 and investment securities increased $190.0 million in 2020.  Cash and cash equivalents increased by $14.8 million during 2020.

Deposits at December 31, 2020 totaled $1.65 billion, an increase of $479.3 million as compared to December 31, 2019. Noninterest-bearing deposits increased $115.4 million in 2020 and interest-bearing deposits increased $363.9 million. Our deposits increased during 2020 from organic deposit growth.  Other changes are due to normal fluctuations in deposits as well as customers moving their deposits to higher yielding investments.

Loans

Loans are our largest category of earning assets and typically provide higher yields than other types of earning assets. Associated with the higher loan yields are the inherent credit and liquidity risks that we attempt to control and counterbalance. Total loans averaged $1.09 billion during the year ended December 31, 2020, or 71.3% of average earning assets, as compared to $763.9 million or 73.1% of average earning assets, for the year ended December 31, 2019. At December 31, 2020, total loans, net of unearned income, were $1.19 billion, compared to $905.8 million at December 31, 2019, an increase of $280.8 million, or 31.0%.

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

The table below provides a summary of the loan portfolio composition as of the periods indicated.

COMPOSITION OF LOAN PORTFOLIO

	December 31, 2020		December 31, 2019
	Amount	% of Total	Amount	% of Total
Residential real estate:
Closed-end 1-4 family - first lien	$252,528	21.6%	$211,440	23.6%
Closed-end 1-4 family - junior lien	8,343	0.7%	7,653	0.9%
Multi-family	10,817	0.9%	18,125	2.0%
Total residential real estate	271,688	23.2%	237,218	26.5%
Commercial real estate:
Nonfarm nonresidential	317,279	27.1%	288,930	32.2%
Farmland	34,586	3.0%	21,089	2.4%
Total commercial real estate	351,865	30.1%	310,019	34.6%
Construction and land development:
Residential	71,784	6.1%	53,386	6.0%
Other	78,818	6.7%	60,140	6.7%
Total construction and land development	150,602	12.8%	113,526	12.7%
Home equity lines of credit	43,424	3.7%	47,410	5.3%
Commercial loans:
Other commercial loans	279,385	23.9%	136,301	15.2%
Agricultural	29,854	2.6%	2,826	0.3%
State, county, and municipal loans	25,922	2.2%	22,159	2.4%
Total commercial loans	335,161	28.7%	161,286	17.9%
Consumer loans	40,646	3.5%	40,397	4.5%
Total gross loans	1,193,386	102.0%	909,856	101.5%
Allowance for loan losses	(16,803)	-1.4%	(8,679)	-1.0%
Net discounts	(1,010)	-0.1%	(2,647)	-0.3%
Net deferred loan fees	(5,794)	-0.5%	(1,425)	-0.2%
Net loans	$1,169,779	100.0%	$897,105	100.0%

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

The principal component of our loan portfolio is real estate mortgage loans on residential and commercial properties. At December 31, 2020, this category totaled $667.0 million and represented 57.0% of the total loan portfolio, compared to $594.6 million, or 66.4% of the total loan portfolio at year-end 2019. Residential real estate loans increased $34.5 million in 2020, or 14.5%, and commercial real estate loans increased $41.8 million, or 13.5%. Home equity lines of credit decreased $4.0 million, or 8.4%.

Real estate construction loans totaled $150.6 million at December 31, 2020, an increase $37.1 million, or 32.7%, over $113.5 million at December 31, 2019. This loan type accounted for 12.8% and 12.7% of our total loan portfolio at December 31, 2020 and December 2019, respectively.

Commercial and industrial loans totaled $335.2 million at December 31, 2020, compared to $161.3 million at December 31, 2019, an increase of $173.9 million, or 107.8% during 2020. A majority of the increase was from loans guaranteed under the Paycheck Protection Program which had a balance outstanding of approximately $139 million at year-end.  We expect this growth trend with respect to commercial and industrial loans to continue as economic conditions improve.

The repayment of loans is a source of additional liquidity for us. The following table sets forth our loans maturing within specific intervals at December 31, 2020.

LOAN MATURITY AND SENSITIVITY TO CHANGES IN INTEREST RATES

		Over one
	One year	year through	Over five
	or less	five years	years	Total
Residential real estate:
Closed-end 1-4 family - first lien	$26,425	$97,438	$128,665	$252,528
Closed-end 1-4 family - junior lien	743	5,220	2,380	8,343
Multi-family	3,140	3,848	3,829	10,817
Total residential real estate	30,308	106,506	134,874	271,688
Commercial real estate:
Nonfarm nonresidential	34,682	175,996	106,601	317,279
Farmland	5,712	24,458	4,416	34,586
Total commercial real estate	40,394	200,454	111,017	351,865
Construction and land development:
Residential	65,799	2,215	3,770	71,784
Other	17,612	40,420	20,786	78,818
Total construction and land development	83,411	42,635	24,556	150,602
Home equity lines of credit	3,366	6,987	33,071	43,424
Commercial loans:
Other commercial loans	54,288	210,586	14,511	279,385
Agricultural	21,642	8,212	-	29,854
State, county, and municipal loans	1,682	2,224	22,016	25,922
Total commercial loans	77,612	221,022	36,527	335,161
Consumer loans	5,620	24,125	10,901	40,646
Total gross loans	$240,711	$601,729	$350,946	$1,193,386

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

The following tables summarize the amortized cost and fair value of securities available-for-sale at December 31, 2020 and 2019.

INVESTMENT SECURITIES

	December 31, 2020		December 31, 2019
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Securities available for sale:
Residential mortgage-backed	$346,001	$350,597	$188,944	$188,811
U.S. govt. sponsored enterprises	34,963	36,231	39,355	40,061
State, county, and municipal	98,026	103,229	69,908	71,751
Corporate debt obligations	3,166	3,217	2,654	2,680
Totals	$482,156	$493,274	$300,861	$303,303

The following table shows the scheduled maturity and average yields of our securities at December 31, 2020.

INVESTMENT SECURITIES MATURITY DISTRIBUTION AND YIELDS

			After one year but		After five years but
	Within one year		within five years		within ten years		After ten years		Other securities
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U.S. govt. sponsored enterprises	$4,078	2.66%	$19,567	2.48%	$10,215	1.59%	$2,371	1.98%	$-	---%
State, county, and municipal	3,454	2.43%	12,651	2.42%	9,598	2.28%	77,526	2.27%	-	---%
Corporate debt obligations	-	---%	1,009	1.42%	2,208	4.95%	-	---%	-	---%
Residential mortgage-backed	-	---%	-	---%	-	---%	-	---%	350,597	1.10%
Totals	$7,532	2.56%	$33,227	2.42%	$22,021	2.22%	$79,897	2.26%	$350,597	1.10%

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

The following table presents a summary of changes in the allowance for loan losses for the periods and dates indicated.

ALLOWANCE FOR LOAN LOSSES

	Year Ended:
	December 31,	December 31,
Amounts in thousands, (except percentages)	2020	2019
Allowance for loan losses at beginning of period	$8,679	$6,577
Charge-offs:
Mortgage loans on real estate:
Residential	52	650
Commercial real estate	186	-
Construction and land development	59	-
Equity lines of credit	-	-
Total mortgage loans on real estate	297	650
Commercial	406	320
Consumer	114	200
Total charge-offs	817	1,170
Recoveries:
Mortgage loans on real estate:
Residential	7	9
Commercial real estate	24	112
Construction and land development	109	20
Equity lines of credit	19	51
Total mortgage loans on real estate	159	192
Commercial	127	116
Consumer	40	54
Total recoveries	326	362
Net Charge-offs	491	808
Provision for loan losses	8,615	2,910
Allowance for loan losses at end of period	$16,803	$8,679
Total loans outstanding, net of deferred loan fees and discounts	$1,186,582	$905,784
Average loans outstanding, net of deferred loan fees	$1,087,007	$763,905
Allowance for loan losses to period end loans	1.42%	0.96%
Net charge-offs to average loans (annualized)	0.05%	0.11%

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

	As of December 31, 2020				As of December 31, 2019
	Keystone Bank	Peoples Southern Bank	Trinity Bank	Total	Keystone Bank	Peoples Southern Bank	Trinity Bank	Total
Acquired loan portfolio at year-end	$12,735	$19,483	$70,609	$102,827	$36,021	$31,680	$128,753	$196,454
Remaining accretable loan discount at year-end	105	163	742	1,010	440	426	1,781	2,647
Discount accretion recognized in interest income on loans	335	264	1,040	1,639	808	228	448	1,484

Overall, asset quality indicators have continued to improve, and, as a result, provision expense has been minimal for the Bank’s loan portfolio. During the years ended December 31, 2020 and 2019, we recorded provision expense of $8.6 million and $2.9 million, respectively.

Allocation of Our Allowance for Loan Losses

While no portion of our allowance for loan losses is in any way restricted to any individual loan or group of loans and the entire allowance is available to absorb losses from any and all loans, the following table represents management’s allocation of our allowance for loan losses to specific loan categories for the periods indicated.

ALLOCATION OF ALLOWANCE FOR LOAN LOSSES

	As of December 31,
	2020		2019
	Amount	Percent of Allowance in each Category to Total Allowance	Amount	Percent of Allowance in each Category to Total Allowance
Residential real estate	$1,676	10.0%	$1,412	16.3%
Commercial real estate	6,807	40.5%	3,601	41.5%
Construction and land development	1,749	10.4%	987	11.4%
Home equity lines of credit	268	1.6%	344	4.0%
Commercial	5,897	35.1%	1,910	22.0%
Consumer	406	2.4%	425	4.8%
Total	$16,803	100.0%	$8,679	100.0%

Nonperforming Assets

The following table presents our nonperforming assets for the dates indicated.

NONPERFORMING ASSETS

	December 31,
	2020	2019
Nonaccrual loans	$4,264	$2,225
Accruing loans past due 90 days or more	398	-
Total nonperforming loans	4,662	2,225
Foreclosed assets	240	1,404
Total nonperforming assets	$4,902	$3,629
Allowance for loan losses to period end loans	1.42%	0.96%
Allowance for loan losses to period end nonperforming loans	360.42%	390.07%
Net charge-offs to average loans (annualized)	0.05%	0.11%
Nonperforming assets to period end loans and foreclosed property	0.41%	0.40%
Nonperforming loans to period end loans	0.39%	0.25%
Nonperforming assets to total assets	0.26%	0.27%
Period end loans	1,186,582	905,784
Period end total assets	1,864,650	1,363,936
Allowance for loan losses	16,803	8,679
Average loans for the period	1,087,007	763,905
Net charge-offs for the period	491	808
Period end loans plus foreclosed property	1,186,822	907,188

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

Total nonperforming assets increased $1.3 million to $4.9 million at December 31, 2020, from $3.6 million at December 31, 2019. Total nonperforming assets as a percentage of total assets decreased 0.01% from 0.27% at December 31, 2019 to 0.26% at December 31, 2020. Improving asset quality has been and will continue to be a primary focus of management.

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

The following table details the composition of our deposit portfolio as of the dates indicated.

COMPOSITION OF DEPOSITS

	December 31, 2020		December 31, 2019
		Percent of		Percent of
	Amount	Total	Amount	Total
Demand deposits, noninterest-bearing	$436,885	26.4%	$321,458	27.4%
Demand deposits, interest-bearing	377,745	22.8%	280,065	23.8%
Money market accounts	473,714	28.6%	268,991	22.9%
Savings deposits	89,914	5.4%	66,067	5.6%
Time certificates of $250 or more	96,839	5.9%	73,073	6.2%
Other time certificates	178,538	10.9%	164,645	14.1%
Totals	$1,653,635	100.0%	$1,174,299	100.0%

Total deposits were $1.65 billion at December 31, 2020, an increase of $479.3 million, or 40.8%, from $1.2 billion at December 31, 2019. Noninterest-bearing demand deposits and interest-bearing demand deposits increased a combined total of $213.1 million, or 35.4% from December 31, 2019 to December 31, 2020. These two categories of deposits are our least expensive source of funding for interest-earning assets.

The following table details the maturities of our time deposits which consist entirely of certificates of deposit.

MATURITIES OF CERTIFICATES OF DEPOSIT

		CDs	CDs
		$100	Less Than
	All CDs	or more	$100
Three months or less	$74,558	$54,290	$20,268
Greater than three months through six months	52,816	35,265	17,551
Greater than six months through one year	89,262	62,570	26,692
Greater than one year through three years	36,203	24,223	11,980
Greater than three years	22,538	17,246	5,292
Total	$275,377	$193,594	$81,783

Deposit growth has benefited to a large extent from uncertainty in the financial markets, which has increased the liquidity of many banks as consumers and businesses look for safe places for liquidity, thereby increasing bank deposits.

Other Funding Sources

We supplement our deposit funding with wholesale funding when needed for balance sheet planning or when the terms are attractive and will not disrupt our offering rates in our markets. A source that we have used for wholesale funding is the Federal Home Loan Bank of Atlanta (FHLB). There were no borrowings outstanding with FHLB as of December 31, 2020 and 2019.

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

Cash and cash equivalents at December 31, 2020 and 2019 were $60.3 million and $45.5 million, respectively. Based on the recorded cash and cash equivalents, our liquidity resources were sufficient at December 31, 2020 to fund loans and meet other cash needs as necessary.

Contractual Obligations

While our liquidity monitoring and management considers both present and future demands for and sources of liquidity, the following table of contractual commitments focuses only on future obligations.

		Due after 1	Due after 3
	Due in 1	through	through	Due after
	year or less	3 years	5 years	5 years	Total
Note payable	$3,605	$7,897	$8,890	$-	$20,392
Certificates of deposit of less than $100	64,511	11,980	5,292	-	81,783
Certificates of deposit of $100 or more	152,125	24,223	17,246	-	193,594
Securities sold under agreements to repurchase	13,653	-	-	-	13,653
Operating leases	601	1,138	537	563	2,839
Total contractual obligations	$234,495	$45,238	$31,965	$563	$312,261

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

Our off-balance sheet arrangements are summarized in the following table for the periods indicated.

CREDIT EXTENSION COMMITMENTS

	December 31, 2020	December 31, 2019
Commitments to extend credit	$246,700	$196,866
Stand-by and performance letters of credit	2,659	5,000
Total	$249,359	$201,866

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

The following table illustrates our interest rate sensitivity at December 31, 2020, assuming that the relevant assets and liabilities are collected and paid, respectively, based upon historical experience rather than their stated maturities.

INTEREST SENSITIVITY ANALYSIS

	0-1 Mos	1-3 Mos	3-12 Mos	1-2 Yrs	2-3 Yrs	>3 Yrs	Total
Interest earning assets
Loans	$237,375	$136,108	$277,531	$170,404	$114,618	$250,546	$1,186,582
Securities	11,410	28,757	86,050	88,387	58,097	220,573	493,274
Certificates of deposit in banks	(22)	-	990	498	2,459	230	4,155
Cash balances in banks	32,910	-	-	-	-	(1)	32,909
Federal funds sold	11,500	-	-	-	-	-	11,500
Total interest earning assets	$293,173	$164,865	$364,571	$259,289	$175,174	$471,348	$1,728,420
Interest bearing liabilities
Interest bearing transaction accounts	$153,749	$5,306	$23,874	$31,830	$31,830	$131,156	$377,745
Savings and money market accounts	323,939	7,482	33,666	44,890	44,890	108,761	563,628
Time deposits	28,166	46,676	139,779	26,301	9,769	24,686	275,377
Securities sold under agreements to repurchase	13,653	-	-	-	-	-	13,653
Federal Home Loan Bank Advances	-	-	-	-	-	-	-
Note payable	878	-	2,727	3,829	4,068	8,890	20,392
Total interest bearing liabilities	$520,385	$59,464	$200,046	$106,850	$90,557	$273,493	$1,250,795
Interest sensitive gap
Period gap	$(227,212)	$105,401	$164,525	$152,439	$84,617	$197,855	$477,625
Cumulative gap	$(227,212)	$(121,811)	$42,714	$195,153	$279,770	$477,625
Cumulative gap - Rate Sensitive Assets/ Rate
Sensitive Liabilities	(13.1)%	(7.0)%	2.5%	11.3%	16.2%	27.6%

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

MARKET RISK

	Impact on net interest income
	As of December 31, 2020	As of December 31, 2019
Change in prevailing rates:
+ 400 basis points	(7.80)%	(1.99)%
+ 300 basis points	(5.16)%	(0.97)%
+ 200 basis points	(3.53)%	(0.14)%
+ 100 basis points	(2.19)%	0.05%
+ 0 basis points	-	-
- 100 basis points	1.57%	(0.39)%
- 200 basis points	1.44%	(4.24)%
- 300 basis points	1.35%	(4.40)%
- 400 basis points	1.30%	(4.88)%

Capital Resources

Total stockholders’ equity at December 31, 2020 was $166.4 million, or 8.9% of total assets. At December 31, 2019, total stockholders’ equity was $145.2 million, or 10.6% of total assets. The increase in shareholders’ equity for 2020 was mainly attributable to the Trinity merger and net income of $17.1 million.

The bank regulatory agencies have established risk-based capital requirements for banks. These guidelines are intended to provide an additional measure of a bank’s capital adequacy by assigning weighted levels of risk to asset categories. Banks are also required to systematically maintain capital against “off-balance sheet” activities such as loans sold with recourse, loan commitments, guarantees, and standby letters of credit. These guidelines are intended to strengthen the quality of capital by increasing the emphasis on common equity and restricting the amount of loan loss reserves and other forms of equity, such as preferred stock, that may be included in capital. Certain items, such as goodwill and other intangible assets, are deducted from total capital in arriving at the various regulatory capital measures such as Tier 1 capital and total risk-based capital. Our objective is to maintain the Bank’s current status as a “well-capitalized institution,” as that term is defined by the Bank’s regulators. As of December 31, 2020, RB&T was “well-capitalized” under the regulatory framework for prompt corrective action.

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

Quantitative measures, established by regulation to ensure capital adequacy effective January 1, 2015, require River Bank & Trust to maintain minimum amounts and ratios (set forth in the table below) of total risk-based capital, Common Equity Tier 1 capital, and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined).

The following table presents the Bank’s capital amounts and ratios with the required minimum levels for capital adequacy purposes including the phase in of the capital conservation buffer under Basel III and minimum levels to be well capitalized (as defined) under the regulatory prompt corrective action regulations.  The following table contains selected capital ratios at December 31, 2020 and 2019 for the Bank.

CAPITAL ADEQUACY ANALYSIS

As of December 31, 2020:	Actual		Required For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (To Risk-Weighted Assets)	$161,566	13.548%	$125,219	>= 10.500%	$119,256	>= 10.000%
Common Equity Tier 1 Capital (To Risk- weighted Assets)	146,636	12.296%	83,479	>= 7.000%	77,516	>= 6.500%
Tier 1 Capital (To Risk-Weighted Assets)	146,636	12.296%	101,368	>= 8.500%	95,405	>= 8.000%
Tier 1 Capital (To Average Assets)	146,636	8.229%	71,277	>= 4.000%	89,096	>= 5.000%

As of December 31, 2019:	Actual		Required For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (To Risk-Weighted Assets)	$143,039	14.351%	$104,658	>= 10.500%	$99,674	>= 10.00%
Common Equity Tier 1 Capital (To Risk- weighted Assets)	134,359	13.480%	69,772	>= 7.000%	64,788	>= 6.50%
Tier 1 Capital (To Risk-Weighted Assets)	134,359	13.480%	84,723	>= 8.500%	79,739	>= 8.00%
Tier 1 Capital (To Average Assets)	134,359	10.730%	50,086	>= 4.000%	62,607	>= 5.00%

The Bank’s Total Capital ratio and Tier 1 Capital (To Risk-weighted Assets) ratio decreased from year-end 2019 to year-end 2020, however the ratios remain well above the levels for the Bank to be deemed well-capitalized.

Banking regulations limit the amount of dividends that a bank may pay without approval of the regulatory authorities. These restrictions are based on the bank’s level of regulatory classified assets, prior years’ net earnings and ratio of equity capital to assets. As of December 31, 2020, the maximum amount of dividend the Bank could declare payable to the Company was approximately $28.7 million.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.  However, see Item 8 “Interest Sensitivity and Market Risk”

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

River Financial Corporation and Subsidiary

Prattville, Alabama

Opinion on the Financial Statements

We have audited the accompanying statements of consolidated financial condition of River Financial Corporation and Subsidiary (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2020, and the related notes (collectively referred to as the financial statements).  In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Other Matters

We have also audited, in accordance with auditing standards generally accepted in the United States of America, the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013, and our report dated March 16, 2021 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved especially challenging, subjective, or complex judgement.  The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Loan Losses

Description of the Matter

The Company’s loan portfolio totaled $1.19 billion as of December 31, 2020, and the associated allowance for loan losses (ALL) was $16.8 million.  As discussed in Notes 1 and 4 to the consolidated financial statements, the ALL is established to absorb probable credit losses inherent in the Company’s loan portfolio.  Management’s estimate for the probable credit losses is established through quantitative, as well as qualitative, factors.   The Company attributes portions of the allowance to loans that it evaluates individually and determines to be impaired.  For non-impaired loans, the allowance for loan losses is estimated based on historical default and/or loss information for pools of loans with similar risk characteristics and product types.  The Company’s methodology for determining the appropriate ALL also considers the imprecision inherent in the estimation process.  As a result, management adjusts the ALL for consideration of the potential impact of qualitative factors, which include levels of and trends in delinquencies and impaired loans (including TDRs); levels of and trends in charge-offs and recoveries; migration of loans to the classification of special mention, substandard, or doubtful; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures, and practices; experience, ability, and depth of lending management and other relevant staff; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentration.

Auditing management’s estimate of the ALL involved a high degree of subjectivity in evaluating the qualitative factors that management assessed and the measurement of each qualitative factor.  Management’s assessment and measurement of the qualitative factors is highly judgmental and has a significant effect on the ALL.

How We Addressed the Matter in Our Audit

Our audit procedures related to the qualitative factors of the ALL included the following procedures, among others.  We gained an understanding of the Company’s process for establishing the ALL, including the identification and measurement of qualitative factors.  We evaluated the design and documented the operating effectiveness of controls relevant to that process, including controls over the reliability of data from the loan systems, the completeness and accuracy of quantitative data, and the ALL methodology and assumptions.  In doing so, we tested review and approval controls in the Company’s governance process designed to identify and assess the need for and measurement of qualitative factors to estimate inherent credit losses associated with factors not captured fully in the quantitative components of the ALL.

With respect to the identification of qualitative factors, we evaluated 1) the potential impact of imprecision in the quantitative models (and hence the need to consider a qualitative adjustment to the ALL); 2) changes, assumptions and adjustments to the models; 3) sufficiency, availability and relevance of historical loss data used in the models; and 4) the risk factors used in the models.  Regarding measurement of the qualitative factors, we evaluated internal data utilized by management to estimate the appropriate level of the qualitative factors, as well as internal/external data produced by the Company’s Credit Review functions, with consideration given to the reliability of the factors and existence of new and potentially contradictory information.  We also evaluated the overall ALL balance taken as a whole inclusive of such qualitative factors.

We have served as the Company’s auditor since 2016.

Birmingham, Alabama

March 16, 2021

RIVER FINANCIAL CORPORATION

Consolidated Statements of Financial Condition

(in thousands except share data)

Assets	December 31, 2020	December 31, 2019
Cash and due from banks	$15,859	$27,786
Interest-bearing deposits in banks	32,909	17,669
Federal funds sold	11,500	-
Cash and cash equivalents	60,268	45,455
Certificates of deposit in banks	4,155	4,836
Securities available-for-sale	493,274	303,303
Loans held for sale	24,004	6,285
Loans, net of unearned income	1,186,582	905,784
Less allowance for loan losses	(16,803)	(8,679)
Net loans	1,169,779	897,105
Premises and equipment, net	32,501	31,554
Accrued interest receivable	6,799	3,841
Bank owned life insurance	29,016	28,219
Foreclosed assets	240	1,404
Deferred income taxes	1,625	777
Core deposit intangible	4,052	5,316
Goodwill	27,817	27,817
Other assets	11,120	8,024
Total assets	$1,864,650	$1,363,936
Liabilities and Stockholders' Equity
Noninterest-bearing deposits	$436,885	$321,458
Interest bearing deposits	1,216,750	852,841
Total deposits	1,653,635	1,174,299
Securities sold under agreements to repurchase	13,653	8,707
Note payable	20,392	23,773
Accrued interest payable and other liabilities	8,790	10,128
Total liabilities	1,696,470	1,216,907
Common stock related to 401(k) Employee Stock Ownership Plan	1,732	1,837
Stockholders' Equity
Common stock ($1 par value; 10,000,000 shares authorized; 6,528,764 and 6,492,812 shares issued; 6,501,024 and 6,489,505 shares outstanding, respectively)	6,529	6,493
Additional paid-in capital	100,707	100,174
Retained earnings	53,391	38,644
Accumulated other comprehensive income	8,310	1,811
Treasury stock at cost (27,740 and 3,307 shares, respectively)	(757)	(93)
Common stock related to 401(k) Employee Stock Ownership Plan	(1,732)	(1,837)
Total stockholders' equity	166,448	145,192
Total equity	168,180	147,029
Total liabilities and stockholders' equity	$1,864,650	$1,363,936

The accompanying notes are an integral part of these financial statements.

RIVER FINANCIAL CORPORATION

Consolidated Statements of Income

(in thousands except per share data)

	For the Years Ended
	December 31,
	2020	2019
Interest income:
Loans, including fees	$56,298	$41,838
Taxable securities	4,888	4,685
Tax-exempt securities	1,977	1,458
Federal funds sold	16	227
Other interest income	228	619
Total interest income	63,407	48,827
Interest expense:
Deposits	6,768	6,878
Securities sold under agreements to repurchase	16	46
Federal Home Loan Bank advances	-	29
Federal funds purchased	-	1
Note payable	1,348	1,546
Total interest expense	8,132	8,500
Net interest income	55,275	40,327
Provision for loan losses	8,615	2,910
Net interest income after provision for loan losses	46,660	37,417
Noninterest income:
Service charges and fees	5,038	4,822
Investment brokerage revenue	184	99
Mortgage operations	5,284	3,347
Bank owned life insurance income	792	652
Net gains (losses) on sales of investment securities	87	(9)
Other noninterest income	420	1,075
Total noninterest income	11,805	9,986
Noninterest expense:
Salaries and employee benefits	22,127	17,748
Occupancy expenses	2,327	1,958
Equipment rentals, depreciation, and maintenance	1,152	1,027
Telephone and communications	543	371
Advertising and business development	549	659
Data processing	2,788	4,140
Foreclosed assets, net	234	166
Federal deposit insurance and other regulatory assessments	829	163
Legal and other professional services	762	1,013
Other operating expense	5,469	5,574
Total noninterest expense	36,780	32,819
Income before income taxes	21,685	14,584
Provision for income taxes	4,595	3,470
Net income	$17,090	$11,114
Basic net earnings per common share	$2.63	$1.91
Diluted net earnings per common share	$2.60	$1.88

The accompanying notes are an integral part of these financial statements.

RIVER FINANCIAL CORPORATION

Consolidated Statements of Comprehensive Income

(in thousands)

	For the Years Ended
	December 31,
	2020	2019
Net income	$17,090	$11,114
Other comprehensive income, net of tax:
Investment securities available-for-sale:
Net unrealized gains	8,766	6,637
Income tax effect	(2,202)	(1,666)
Reclassification adjustments for net (gains) losses realized in net income	(87)	9
Income tax (benefit) expense	22	(2)
Other comprehensive income	6,499	4,978
Comprehensive income	$23,589	$16,092

The accompanying notes are an integral part of these financial statements.

RIVER FINANCIAL CORPORATION

Consolidated Statements of Changes in Stockholders' Equity

(in thousands except share and per share data)

	Common Stock	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Common Stock Related to ESOP	Total Stockholders' Equity
Balance at December 31, 2018	$5,692	$79,604	$29,460	$(3,167)	$(113)	$(1,343)	$110,133
Net income	-	-	11,114	-	-	-	11,114
Other comprehensive income	-	-	-	4,978	-	-	4,978
Shares exchanged with Trinity Bank shareholders (779,034 shares)	779	20,255	-	-	-	-	21,034
Exercise of stock options and warrants (21,655 shares)	22	202	-	-	-	-	224
Purchase of treasury shares (20,616 shares)	-	-	-	-	(583)	-	(583)
Sale of treasury shares (21,518 shares)	-	(69)	-	-	603	-	534
Dividends declared ($0.33 per share)	-	-	(1,881)	-	-	-	(1,881)
Adoption of lease accounting standard	-	-	(49)	-	-	-	(49)
Stock compensation expense	-	182	-	-	-	-	182
Change for KSOP related shares	-	-	-	-	-	(494)	(494)
Balance at December 31, 2019	6,493	100,174	38,644	1,811	(93)	(1,837)	145,192
Net income	-	-	17,090	-	-	-	17,090
Other comprehensive income	-	-	-	6,499	-	-	6,499
Exercise of stock options and warrants (35,952 shares)	36	313	-	-	-	-	349
Purchase of treasury shares (31,404 shares)	-	-	-	-	(861)	-	(861)
Sale of treasury shares (6,971 shares)	-	2	-	-	197	-	199
Dividends declared ($0.36 per share)	-	-	(2,343)	-	-	-	(2,343)
Stock compensation expense	-	218	-	-	-	-	218
Change for KSOP related shares	-	-	-	-	-	105	105
Balance at December 31, 2020	$6,529	$100,707	$53,391	$8,310	$(757)	$(1,732)	$166,448

The accompanying notes are an integral part of these financial statements.

RIVER FINANCIAL CORPORATION

Consolidated Statements of Cash Flows

(in thousands)

	For the Years Ended December 31,
	2020	2019
Cash Flows From (Used For) Operating Activities:
Net Income	$17,090	$11,114
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	8,615	2,910
Provision for losses on foreclosed assets	120	120
Amortization of securities available-for-sale	4,518	1,625
Accretion of securities available-for-sale	(222)	(442)
Accretion of acquired loans	(1,010)	(2,648)
Realized net (gain) loss on securities available-for-sale	(87)	9
(Amortization) accretion of deferred loan fees	1,923	(1,293)
Amortization of core deposit intangible	1,265	1,286
Stock compensation expense	218	183
Bank owned life insurance income	(792)	(652)
Depreciation and amortization of premises and equipment	1,477	1,349
(Gain) loss on sale of foreclosed assets	29	(12)
Deferred income tax benefit	(3,027)	(1,033)
(Increase) decrease in operating assets and (decrease) increase in operating liabilities:
Loans held-for-sale	(17,719)	(3,666)
Accrued interest receivable	(2,958)	(204)
Other assets	(3,226)	(3,484)
Accrued interest payable and other liabilities	(1,342)	3,882
Net cash from operating activities	4,872	9,044
Cash Flows From (Used For) Investing Activities:
Maturities of certificate of deposit	2,439	1,348
Purchases of certificate of deposit	(1,748)	-
Activity in securities available-for-sale:
Sales	21,744	28,875
Maturities, payments, calls	92,374	54,222
Purchases	(299,632)	(152,332)
Loan principal originations, net	(282,746)	(61,834)
Net cash received in acquisition	-	30,672
Proceeds from sale of foreclosed assets	1,562	141
Payment to Trinity shareholders	-	(6,110)
Purchases of premises and equipment	(2,424)	(3,162)
Sale of restricted equity securities, net	127	628
Purchase of bank owned life insurance	-	(7,000)
Net cash used for investing activities	(468,304)	(114,552)
Cash Flows From (Used For) Financing Activities:
Net increase in deposits	479,336	127,620
Net increase in securities sold under agreements to repurchase	4,946	732
Repayment of Federal Home Loan Bank advances	-	(20,000)
Repayment of note payable	(3,381)	(3,190)
Proceeds from exercise of stock options and warrants	349	224
Purchase of treasury stock	(861)	(583)
Sale of treasury stock	199	534
Cash dividends	(2,343)	(1,881)
Net cash from financing activities	478,245	103,456
Net Change In Cash And Cash Equivalents	14,813	(2,052)
Cash and Cash Equivalents At Beginning Of Period	45,455	47,507
Cash and Cash Equivalents At End Of Period	$60,268	$45,455

Supplemental Disclosures Of Cash Flows Information:
Cash Payments For:
Interest paid to depositors	$6,882	$6,702
Interest paid on borrowings	$1,400	$1,662
Income taxes	$9,875	$3,071
Non-cash investing and financing activities:
Assets acquired in merger	$-	$175,966
Liabilities assumed in merger	$-	$148,821
Transfer of loans to foreclosed assets	$547	$1,046

The accompanying notes are an integral part of these financial statements.

RIVER FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

(1) Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of River Financial Corporation (the “Company”) and its wholly-owned banking subsidiary, River Bank and Trust (“RB&T”, the “Bank”). All material intercompany balances and transactions have been eliminated in consolidation.  The Bank provides a full range of commercial and consumer banking services in Alabama, including metropolitan Montgomery, Lee County, Autauga County, Elmore County, Tallapoosa County, Chilton County, Mobile County, Baldwin County, and Etowah County in Alabama. RB&T is primarily regulated by the Federal Deposit Insurance Corporation (“FDIC”) and the Alabama Banking Department. The Bank undergoes periodic examinations by these regulatory agencies. The Company is regulated by the Federal Reserve Bank (“FRB”) and is also subject to periodic examinations.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash, amounts due from banks, interest-bearing deposits with the Federal Reserve Bank of Atlanta (“FRB”), Federal Home Loan Bank (“FHLB”), correspondent banks, and federal funds sold. Generally, federal funds are sold for one-day periods. The Company is required to maintain average reserve balances with the FRB or in cash. At December 31, 2020 the Company had no reserve requirement.  At December 31, 2019, the Company’s reserve requirements were approximately $7.5 million.

Interest-Bearing Deposits in Banks

Interest-bearing deposits in banks mature within one year and are carried at cost.

Investment Securities

The Company classifies its securities in one of three categories: trading, available-for-sale, or held-to-maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held-to-maturity securities are those securities that the Company has the ability and intent to hold until maturity. All securities not included in trading or held-to- maturity are classified as available-for-sale. At December 31, 2020 and 2019, all securities are classified as available-for-sale.

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

Management evaluates securities for other-than-temporary impairment on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. For debt securities in an unrealized loss position, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. A decline in the market value of any investment below cost that is deemed other- than-temporary is charged to earnings for the decline in value deemed to be credit related and a new cost basis in the security is established. The decline in value attributed to non-credit related factors is recognized in other comprehensive income (loss).

Premiums and discounts are amortized or accreted over the life of the related securities as adjustments to the yield. Realized gains and losses are included in earnings and are derived using the specific identification method for determining the cost of securities sold.

Other Investments

Other investments include FRB stock, FHLB stock and other investments that do not have a readily determinable market value. These investments are carried at cost, which approximates fair value and are periodically evaluated for impairment based on ultimate recovery of par value.  Both cash and stock dividends are reported as income.

Loans and Allowance for Loan Losses

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal balance outstanding, net of the allowance for loan losses and unearned fees. Interest income is recognized as income based upon the applicable rate applied to the daily outstanding principal balance using the simple interest method.

Nonrefundable loan fees and costs incurred for loans are generally deferred and recognized in income over the life of the loans.

Interest income on mortgage and commercial loans is discontinued and placed on non-accrual status at the time the loan is 90 days delinquent unless the loan is well-secured and in process of collection.  The past due or delinquency status of a loan is determined based on contractual payment terms of the loan. Accrual of interest is discontinued on a loan when management believes, after considering economic and business conditions and collection efforts that the borrower’s financial condition is such that collection of interest is doubtful. All interest accrued but not received for loans placed on non-accrual is reversed against interest income.  Interest received on such loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual.  Under the cost-recovery method, interest income is not recognized until the loan balance is reduced to zero.  Under the cash-basis method, interest income is recorded when the payment is received in cash.  Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured. Generally, payments on nonaccrual loans are applied to principal. When a borrower has demonstrated the capacity to service the debt for a reasonable period of time, management may elect to resume the accrual of interest on the loan.

The allowance for loan losses is a valuation allowance for probable incurred credit losses.  The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes that the collectibility of the principal is unlikely. Subsequent recoveries, if any, are credited to the allowance.  Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions and other factors.  Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged off.  The allowance represents an amount which, in management’s judgment, will be adequate to absorb probable losses on existing loans that may become uncollectible.

The allowance consists of specific and general components.  The specific component relates to loans that are individually classified as impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement.  Loans for which the terms have been modified resulting in a concession, and for which the borrower is experiencing financial difficulties, are considered troubled debt restructurings (TDRs) and classified as impaired.

Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due.  Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired.  Management determines the significance of payment delays and payment shortfalls on case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.

Commercial and commercial real estate loans over $100 thousand are typically individually evaluated for impairment.  If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected from the collateral.

Troubled debt restructurings are individually evaluated for impairment and included in the separately identified impairment disclosures.  TDRs are measured at the present value of estimated future cash flows using the loan’s effective rate at inception.  If a TDR is considered to be a collateral dependent loan, the loan is reported, net, at the fair value of the collateral.  For TDRs that subsequently default, the Company determines the amount of the allowance on that loan in accordance with the accounting policy for the allowance for loan losses on loans individually identified as impaired.

The general component of the allowance covers loans that are collectively evaluated for impairment.  All other loans are deemed to be unimpaired and are grouped into various homogeneous risk pools utilizing regulatory reporting classifications. The general component is based on historical loss experience adjusted for current factors.  The historical loss experience is determined by portfolio segment and is based on the actual loss history experienced by the Bank.  The Bank’s historical loss factors are calculated for each of these risk pools based on the net losses experienced as a percentage of the average loans outstanding. The time periods utilized in these historical loss factor calculations are subjective and vary according to management’s estimate of the impact of current economic cycles. The actual loss experience is supplemented with other economic factors based on the risks present for each portfolio segment.  These economic factors include consideration of the following:  levels of and trends in delinquencies and impaired loans (including TDRs); levels of and trends in charge-offs and recoveries; migration of loans to the classification of special mention, substandard, or doubtful; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures, and practices; experience, ability, and depth of lending management and other relevant staff; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentration.  As every loan has a risk of loss, minimum loss factors are estimated based on long term trends for the Bank, the banking industry, and the economy. The greater of the calculated historical loss factors or the minimum loss factors are applied to the unimpaired loan amounts currently outstanding for the risk pool and included in the analysis of the allowance for loan losses. In addition, certain qualitative adjustments may be included by management as additional loss factors applied to the unimpaired loan risk pools. These adjustments may include, among other things, changes in loan policy, loan administration, loan, geographic, or industry concentrations, loan growth rates, and experience levels of our lending officers. The loss allocations for specifically impaired loans, smaller impaired loans not specifically measured for impairment, and unimpaired loans are totaled to determine the total required allowance for loan losses. This total is compared to the current allowance on the Bank’s books and adjustments made accordingly by a charge or credit to the provision for loan losses.

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

Concentrations of Credit Risk

The Company originates primarily commercial, commercial real estate, residential real estate, and consumer loans to customers in its primary market areas in Alabama listed above.  The ability of the majority of the Company’s customers to honor their contractual loan obligations is dependent on the economy in these areas.  Approximately 69% percent of the Company’s loan portfolio is secured by real estate, of which the majority is secured by real estate in the Company’s market areas.  The Company, according to regulatory restrictions, may not generally extend credit to any single borrower or group of related borrowers on a secured basis in excess of 20% of capital, as defined, or $33 million, or on an unsecured basis in excess of 10% of capital, as defined, or $17 million.  However, the Company has established internal policies that may further limit the extension of credit to any single borrower or group of related borrowers depending on their credit worthiness.

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

Mortgage Loans Held-for-Sale

Mortgage loans held-for-sale are carried at the lower of aggregate cost or estimated market value. Gains and losses on loans held-for-sale are included in the determination of income for the period in which the sales occur. At December 31, 2020 and 2019, the cost of loans held-for-sale approximates the market value.

Premises and Equipment

Land is carried at cost.  Premises and equipment are stated at cost less accumulated depreciation. Major additions and improvements are charged to the property accounts while replacements, maintenance and repairs that do not improve or extend the life of the respective assets are expensed currently. When property is retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss, if any, is recognized. Depreciation expense is computed using the straight-line method over the following estimated useful lives. The useful estimated useful life for buildings is generally 40 years. The estimated useful life for furniture and equipment is generally 3-25 years.

Bank Owned Life Insurance

The Bank has purchased life insurance policies on certain key executives.  Bank owned life insurance is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement.

Foreclosed Assets and Repossessed Assets

Foreclosed assets represents properties acquired through or in lieu of loan foreclosure and is initially recorded at fair value less estimated disposal costs. Costs of improvements are capitalized, whereas costs relating to holding other real estate and valuation adjustments are expensed. Revenue and expenses from operations and changes in valuation allowance are included in net expenses from other real estate.

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

Stock-Based Compensation

The Company accounts for its stock-based compensation plans using a fair value-based method of accounting, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period.  A Black-Scholes model is utilized to estimate the fair value of stock options.  The Company’s accounting policy is to recognize forfeitures as they occur.

Accumulated Other Comprehensive Income

At December 31, 2020 and 2019, accumulated other comprehensive income (loss) consisted of net unrealized gains (losses) on investment securities available-for-sale.

Dividend Restriction

Banking regulations require maintaining certain capital levels and may limit the dividends paid by the bank to the holding company or by the holding company to shareholders.

Fair Value of Financial Instruments

Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in a separate note.  Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items.  Changes in assumptions or in market conditions could significantly affect these estimates.

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

Net Earnings per Common Share

Basic earnings per common share are computed by dividing net income by the weighted-average number of shares of common stock outstanding during the year. Diluted earnings per common share are computed by dividing net income by the effect of the issuance of potential common shares that are dilutive and by the sum of the weighted-average number of shares of common stock outstanding. Anti-dilutive potential common shares are excluded from the diluted earnings per share computation. At December 31, 2020 and 2019, there were no antidilutive potential common shares.

The reconciliation of the components of basic and diluted earnings per share is as follows (amounts in thousands, except per share amounts):

	For the Year Ended December 31,
	2020	2019
Net income available to common shareholders	$17,090	$11,114
Weighted average common shares outstanding	6,498,085	5,834,264
Dilutive effect of stock options	73,216	94,120
Diluted common shares	6,571,301	5,928,384
Basic earnings per common share	$2.63	$1.91
Diluted earnings per common share	$2.60	$1.88

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

Reclassifications

Certain 2019 amounts have been reclassified to conform to the presentation used in 2020. These reclassifications had no material effect on the operations, financial condition or cash flows of the Company.

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

(2) Business Combination

On October 31, 2019, the Company completed its merger with Trinity Bancorp, Inc. (Trinity), a bank holding company headquartered in Dothan, Alabama. At that time, Trinity’s wholly-owned backing subsidiary, Trinity Bank was merged with and into RB&T.  Trinity Bank had a total of three banking locations located in Dothan, and Enterprise, Alabama. Upon consummation of the acquisition, Trinity was merged with and into the Company, with the Company as the surviving entity in the merger. Trinity’s common shareholders received .44627 shares of the Company’s common stock and $3.50 in cash in exchange for each share of Trinity’s common stock. The Company paid cash totaling $6.1 million and issued 779,034 shares of the Company’s common stock. The aggregate estimated value of the consideration given was approximately $27.1 million. The Company recorded $9.5 million of goodwill, which is nondeductible for tax purposes, as this acquisition was a nontaxable transaction. Merger expenses of approximately $1.42 million were charged directly to other noninterest expenses.

The acquisition of Trinity was accounted for using the acquisition method of accounting in accordance with ASC 805, Business Combinations. Assets acquired, liabilities assumed and consideration exchanged were recorded at their respective acquisition date fair values. Determining the fair value of assets and liabilities is a complicated process involving significant judgment regarding methods and assumptions used to calculate estimated fair values. Fair values are preliminary and are subject to refinement for up to one year after the closing date of the acquisition as additional information regarding the closing date fair values becomes available.

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

(3) Investment Securities

The following table summarizes the amortized cost and fair value of securities available-for-sale and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss).  Investment securities available-for-sale at December 31, 2020 and 2019 are as follows (amounts in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2020:
Securities available-for-sale:
Residential mortgage-backed	$346,001	$5,034	$(438)	$350,597
U.S. govt. sponsored enterprises	34,963	1,272	(4)	36,231
State, county, and municipal	98,026	5,220	(17)	103,229
Corporate debt obligations	3,166	51	-	3,217
Totals	$482,156	$11,577	$(459)	$493,274

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2019:
Securities available-for-sale:
Residential mortgage-backed	$188,944	$718	$(851)	$188,811
U.S. govt. sponsored enterprises	39,355	812	(106)	40,061
State, county, and municipal	69,908	1,986	(143)	71,751
Corporate debt obligations	2,654	26	-	2,680
Totals	$300,861	$3,542	$(1,100)	$303,303

The following table summarizes securities with unrealized and unrecognized losses at December 31, 2020 and 2019, aggregated by major security type and length of time in a continuous unrealized or unrecognized loss position (amounts in thousands):

	Less Than 12 Months		More Than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2020:
Securities available-for-sale:
Residential mortgage-backed	$125,431	$438	$-	$-	$125,431	$438
U.S. govt. sponsored enterprises	2,496	4	-	-	2,496	4
State, county & municipal	2,945	17	-	-	2,945	17
Corporate debt obligations	-	-	-	-	-	-
Totals	$130,872	$459	$-	$-	$130,872	$459
December 31, 2019:
Securities available-for-sale:
Residential mortgage-backed	$83,964	$321	$39,881	$530	$123,845	$851
U.S. govt. sponsored enterprises	7,423	53	2,748	53	10,171	106
State, county & municipal	14,866	143	200	-	15,066	143
Corporate debt obligations	-	-	-	-	-	-
Totals	$106,253	$517	$42,829	$583	$149,082	$1,100

At December 31, 2020, twenty-eight out of three hundred thirty-four securities were in a loss position due primarily to changing interest rates. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysts’ reports. As management had the ability and intent to hold debt securities until maturity, no declines were deemed to be other than temporary as of December 31, 2020 and 2019.

The proceeds and gross gains and gross losses from sales of securities available-for-sale for the years ended December 31, 2020 and 2019 are as follows (in thousands):

	Year ended December 31:
	2020	2019
Realized Gains (Losses)-Securities Sales:
Gross gains	$216	$243
Gross losses	(129)	(252)
Investment securities gains (losses), net	$87	$(9)
Proceeds from sales of investment securities	$21,744	$28,875

At December 31, 2020 and 2019, securities with a carrying value of approximately $129.0 million and $71.8 million, respectively, were pledged to secure public deposits as required by law. At December 31, 2020 and 2019, the carrying value of securities pledged to secure repurchase agreements was approximately $15.2 million and $14.5, respectively.

The amortized cost and estimated fair value of securities available-for-sale at December 31, 2020, by contractual maturity, are shown below (in thousands). Expected maturities will differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.  Securities not due at a single maturity date are shown separately.

	Amortized Cost	Fair Value
Securities available-for-sale
Less than 1 year	$7,443	$7,532
1 to 5 years	31,821	33,227
5 to 10 years	21,299	22,021
After 10 years	75,592	79,897
	136,155	142,677
Residential mortgage-backed securities	346,001	350,597
Totals	$482,156	$493,274

(4) Loans

Major classifications of loans at December 31, 2020 and 2019 are summarized as follows (in thousands):

	December 31, 2020		December 31, 2019
	Amount	% of Total	Amount	% of Total
Residential real estate:
Closed-end 1-4 family - first lien	$252,528	21.6%	$211,440	23.6%
Closed-end 1-4 family - junior lien	8,343	0.7%	7,653	0.9%
Multi-family	10,817	0.9%	18,125	2.0%
Total residential real estate	271,688	23.2%	237,218	26.5%
Commercial real estate:
Nonfarm nonresidential	317,279	27.1%	288,930	32.2%
Farmland	34,586	3.0%	21,089	2.4%
Total commercial real estate	351,865	30.1%	310,019	34.6%
Construction and land development:
Residential	71,784	6.1%	53,386	6.0%
Other	78,818	6.7%	60,140	6.7%
Total construction and land development	150,602	12.8%	113,526	12.7%
Home equity lines of credit	43,424	3.7%	47,410	5.3%
Commercial loans:
Other commercial loans	279,385	23.9%	136,301	15.2%
Agricultural	29,854	2.6%	2,826	0.3%
State, county, and municipal loans	25,922	2.2%	22,159	2.4%
Total commercial loans	335,161	28.7%	161,286	17.9%
Consumer loans	40,646	3.5%	40,397	4.5%
Total gross loans	1,193,386	102.0%	909,856	101.5%
Allowance for loan losses	(16,803)	-1.4%	(8,679)	-1.0%
Net discounts	(1,010)	-0.1%	(2,647)	-0.3%
Net deferred loan fees	(5,794)	-0.5%	(1,425)	-0.2%
Net loans	$1,169,779	100.0%	$897,105	100.0%

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

The following tables present the activity in the allowance for loan losses by portfolio segment.  It also includes the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of December 31, 2020 and 2019 (amounts in thousands). The acquired loans are not included in the allowance for loan losses calculation, as these loans are recorded at fair value and there has been no further indication of credit deterioration that would require an additional provision.

	Real Estate Mortgage Loans
Allowance for Loan Losses	Residential	Commercial	Construction and Land Development	Home Equity Lines Of Credit	Commercial	Consumer	Total
Balance - December 31, 2019	$1,412	$3,601	$987	$344	$1,910	$425	$8,679
Provision (credit) for loan losses	309	3,368	712	(95)	4,266	55	8,615
Loan charge-offs	(52)	(186)	(59)	-	(406)	(114)	(817)
Loan recoveries	7	24	109	19	127	40	326
Balance - December 31, 2020	$1,676	$6,807	$1,749	$268	$5,897	$406	16,803
Ending balance:
Individually evaluated for impairment	$70	$-	$-	$-	$191	$82	$343
Collectively evaluated for impairment	$1,606	$6,807	$1,749	$268	$5,706	$324	$16,460
Loans:
Individually evaluated for impairment	$799	$3,084	$432	$408	$294	$82	$5,099
Collectively evaluated for impairment	$270,506	$347,660	$150,137	$43,016	$334,743	$40,514	$1,186,576
Acquired loans with deteriorated credit quality	$383	$1,121	$33	$-	$124	$50	$1,711
Percent of loans in each category to total loans	22.8%	29.5%	12.6%	3.6%	28.1%	3.4%	100.0%

	Real Estate Mortgage Loans
Allowance for Loan Losses	Residential	Commercial	Construction and Land Development	Home Equity Lines Of Credit	Commercial	Consumer	Total
Balance - December 31, 2018	$1,579	$1,961	$942	$394	$1,375	$326	$6,577
Provision (credit) for loan losses	474	1,528	25	(101)	739	245	2,910
Loan charge-offs	(650)	-	-	-	(320)	(200)	(1,170)
Loan recoveries	9	112	20	51	116	54	362
Balance - December 31, 2019	$1,412	$3,601	$987	$344	$1,910	$425	$8,679
Ending balance:
Individually evaluated for impairment	$19	$7	$-	$-	$303	$-	$329
Collectively evaluated for impairment	$1,393	$3,594	$987	$344	$1,607	$425	$8,350
Loans:
Individually evaluated for impairment	$593	$2,304	$146	$314	$412	$-	$3,769
Collectively evaluated for impairment	$235,907	$306,091	$113,289	$47,096	$160,464	$40,282	$903,129
Acquired loans with deteriorated credit quality	$718	$1,624	$91	$-	$410	$115	$2,958
Percent of loans in each category to total loans	26.1%	34.1%	12.5%	5.2%	17.7%	4.4%	100.0%

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

We have received requests from our borrowers for loan and lease deferrals and modifications including the deferral of principal payments or the deferral of principal and interest payments for terms generally 90-180 days. Requests are evaluated individually and approved modifications are based on the unique circumstances of each borrower.  In total, the Bank had placed approximately $167 million of loans on a loan deferral plan as part of COVID-19 modifications. As of December 31, 2020, approximately $1.2 million of these loans remain on deferral. In accordance with Section 4013 of the CARES Act and the interagency statement, we have not accounted for such loans as TDRs, nor have we designated them as past due or nonaccrual.

The following tables present impaired loans by class of loans as of December 31, 2020 and 2019 (amounts in thousands). The purchased credit-impaired loans are not included in these tables because they are carried at fair value and accordingly have no related associated allowance.

December 31, 2020
Nonaccruing Impaired Loans	Unpaid Principal Balance	Recorded Investment	Impaired Loans With No Allowance	Impaired Loans With Allowance	Allowance for Loan Losses
Mortgage loans on real estate:
Residential	$633	$633	$523	$110	$34
Commercial real estate	1,014	1,014	1,014	-	-
Construction and land development	432	432	432	-	-
Total mortgage loans on real estate	2,079	2,079	1,969	110	34
Home equity lines of credit	207	207	207	-	-
Commercial loans	-	-	-	-	-
Consumer loans	82	82	-	82	82
Total Loans	$2,368	$2,368	$2,176	$192	$116

Accruing Impaired Loans	Unpaid Principal Balance	Recorded Investment	Impaired Loans With No Allowance	Impaired Loans With Allowance	Allowance for Loan Losses
Mortgage loans on real estate:
Residential	$166	$166	$104	$62	$36
Commercial real estate	2,070	2,070	2,070	-	-
Construction and land development	-	-	-	-	-
Total mortgage loans on real estate	2,236	2,236	2,174	62	36
Home equity lines of credit	201	201	201	-	-
Commercial loans	294	294	103	191	191
Consumer loans	-	-	-	-	-
Total Loans	$2,731	$2,731	$2,478	$253	$227

Total Impaired Loans	Unpaid Principal Balance	Recorded Investment	Impaired Loans With No Allowance	Impaired Loans With Allowance	Allowance for Loan Losses
Mortgage loans on real estate:
Residential	$799	$799	$627	$172	$70
Commercial real estate	3,084	3,084	3,084	-	-
Construction and land development	432	432	432	-	-
Total mortgage loans on real estate	4,315	4,315	4,143	172	70
Home equity lines of credit	408	408	408	-	-
Commercial loans	294	294	103	191	191
Consumer loans	82	82	-	82	82
Total Loans	$5,099	$5,099	$4,654	$445	$343

December 31, 2019
Nonaccruing Impaired Loans	Unpaid Principal Balance	Recorded Investment	Impaired Loans With No Allowance	Impaired Loans With Allowance	Allowance for Loan Losses
Mortgage loans on real estate:
Residential	$114	$114	$-	$114	$19
Commercial real estate	-	-	-	-	-
Construction and land development	-	-	-	-	-
Total mortgage loans on real estate	114	114	-	114	19
Home equity lines of credit	214	214	214	-	-
Commercial loans	136	136	-	136	136
Consumer loans	-	-	-	-	-
Total Loans	$464	$464	$214	$250	$155

Accruing Impaired Loans	Unpaid Principal Balance	Recorded Investment	Impaired Loans With No Allowance	Impaired Loans With Allowance	Allowance for Loan Losses
Mortgage loans on real estate:
Residential	$479	$479	$479	$-	$-
Commercial real estate	2,304	2,304	2,014	290	7
Construction and land development	210	146	146	-	-
Total mortgage loans on real estate	2,993	2,929	2,639	290	7
Home equity lines of credit	100	100	100	-	-
Commercial loans	276	276	109	167	167
Consumer loans	-	-	-	-	-
Total Loans	$3,369	$3,305	$2,848	$457	$174

Total Impaired Loans	Unpaid Principal Balance	Recorded Investment	Impaired Loans With No Allowance	Impaired Loans With Allowance	Allowance for Loan Losses
Mortgage loans on real estate:
Residential	$593	$593	$479	$114	$19
Commercial real estate	2,304	2,304	2,014	290	7
Construction and land development	210	146	146	-	-
Total mortgage loans on real estate	3,107	3,043	2,639	404	26
Home equity lines of credit	314	314	314	-	-
Commercial loans	412	412	109	303	303
Consumer loans	-	-	-	-	-
Total Loans	$3,833	$3,769	$3,062	$707	$329

The following table presents the average recorded investment in impaired loans and the interest income recognized on impaired loans in the years ended December 31, 2020 and 2019 by loan category (in thousands).

	Year Ended December 31, 2020		Year Ended December 31, 2019
	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income
Mortgage loans on real estate:
Residential real estate	$748	$12	$1,483	$26
Commercial real estate	2,773	113	2,271	120
Construction and land development	200	-	152	8
Total mortgage loans on real estate	3,721	125	3,906	154
Home equity lines of credit	352	9	275	7
Commercial loans	392	12	387	20
Consumer loans	33	-	32	-
Total Loans	$4,498	$146	$4,600	$181

For the years ended December 31, 2020 and 2019, the Bank did not recognize a material amount of interest income on impaired loans.

The following tables present the aging of the recorded investment in past due loans and non-accrual loan balances as of December 31, 2020 and 2019 by class of loans (amounts in thousands).

	Accruing Loans
		30-89 Days	90+ Days	Nonaccrual
As of December 31, 2020	Current	Past Due	Past Due	Loans	Total Loans
Mortgage loans on real estate:
Residential	$268,650	$1,188	$386	$1,464	$271,688
Commercial real estate	349,677	388	12	1,788	351,865
Construction and land development	150,127	29	-	446	150,602
Total mortgage loans on real estate	768,454	1,605	398	3,698	774,155
Home equity lines of credit	43,069	109	-	246	43,424
Commercial loans	334,881	188	-	92	335,161
Consumer loans	40,205	213	-	228	40,646
Total Loans	$1,186,609	$2,115	$398	$4,264	$1,193,386

	Accruing Loans
		30-89 Days	90+ Days	Nonaccrual
As of December 31, 2019	Current	Past Due	Past Due	Loans	Total Loans
Mortgage loans on real estate:
Residential	$235,339	$1,190	$-	$689	$237,218
Commercial real estate	309,051	226	-	742	310,019
Construction and land development	112,916	534	-	76	113,526
Total mortgage loans on real estate	657,306	1,950	-	1,507	660,763
Home equity lines of credit	47,003	150	-	257	47,410
Commercial loans	160,288	788	-	210	161,286
Consumer loans	40,004	142	-	251	40,397
Total Loans	$904,601	$3,030	$-	$2,225	$909,856

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

As of December 31, 2020 and 2019, and based on the most recent analyses performed, the risk category of loans by class of loans is as follows (amounts in thousands):

		Special
As of December 31, 2020	Pass	Mention	Substandard	Doubtful	Total
Mortgage loans on real estate:
Residential	$266,173	$3,616	$1,899	$-	$271,688
Commercial real estate	340,652	6,918	4,295	-	351,865
Construction and land development	149,625	407	570	-	150,602
Total mortgage loans on real estate	756,450	10,941	6,764	-	774,155
Home equity lines of credit	42,879	59	486	-	43,424
Commercial loans	327,913	6,809	439	-	335,161
Consumer loans	39,929	360	357	-	40,646
Total Loans	$1,167,171	$18,169	$8,046	$-	$1,193,386

		Special
As of December 31, 2019	Pass	Mention	Substandard	Doubtful	Total
Mortgage loans on real estate:
Residential	$232,017	$3,589	$1,612	$-	$237,218
Commercial real estate	298,980	7,204	3,835	-	310,019
Construction and land development	111,883	1,420	223	-	113,526
Total mortgage loans on real estate	642,880	12,213	5,670	-	660,763
Home equity lines of credit	46,994	59	357	-	47,410
Commercial loans	158,969	1,482	835	-	161,286
Consumer loans	39,564	389	444	-	40,397
Total Loans	$888,407	$14,143	$7,306	$-	$909,856

Troubled Debt Restructurings (TDRs):

At December 31, 2020 and 2019, loans totaling $4.0 million and $3.2 million, respectively, were classified as TDRs and impaired.  The restructuring of a loan is considered a TDR if both (i) the borrower is experiencing financial difficulties and (ii) the Company has granted a concession.  The Company restructured 6 loans totaling $581 thousand in 2020 and 6 loans totaling $587 thousand in 2019.

During the year ended December 31, 2020 there was 1 residential real estate loan with a balance of $20 thousand, 1 commercial real estate loan with a balance of $504 thousand, 1 construction and development loan with a balance of $2 thousand, and 1 consumer loan with a balance of $7 thousand that were modified within the previous twelve months that were in default of their modified terms.  During the year ended December 31, 2019 there was 1 residential real estate loan with a balance of $23 thousand and 1 commercial loan with a balance of $14 thousand and 1 consumer loan with a balance of $30 thousand that were modified within the previous twelve months that were in default of their modified terms.

(5) Premises and Equipment

Major classifications of premises and equipment as of December 31, 2020 and 2019 are summarized as follows (amounts in thousands):

	December 31,
	2020	2019
Land and improvements	$7,541	$7,529
Buildings and improvements	26,667	25,358
Leasehold improvements	695	695
Furniture, equipment, and vehicle	6,104	5,344
Total	41,007	38,926
Accumulated depreciation	(8,506)	(7,372)
Premises and equipment, net	$32,501	$31,554

Depreciation expense amounted to approximately $1.5 million in 2020 and $1.3 million in 2019.

(6) Foreclosed assets

Other real estate and certain other assets acquired in foreclosure are carried at the lower of the recorded investment in the loan or fair value less estimated costs to sell the property. There was a total of approximately $59 thousand in residential real estate foreclosures for December 31, 2020 and $1.1 million residential in real estate foreclosures for December 31, 2019. An analysis of foreclosed properties for the years ended December 31, 2020 and 2019 follows (in thousands).

	Year ended December 31,
	2020	2019
Balance at beginning of year	$1,404	$496
Transfers from loans	547	1,046
Foreclosed property sold	(1,591)	(129)
Write-down of foreclosed property	(120)	(120)
Foreclosed assets acquired in merger	-	111
Balance at end of year	$240	$1,404

Expenses applicable to foreclosed assets for the years ended December 31, 2020 and 2019 include the following (amounts in thousands).

	Year ended December 31,
	2020	2019
Net (gain) loss on sales of foreclosed assets	$29	$(12)
Write-down of foreclosed property	120	120
Operating expenses, net of rental income	85	58
Total	$234	$166

(7) Deposits

The following table sets forth the major classifications of deposits at December 31, 2020 and 2019 (in thousands):

	December 31,
	2020	2019
Demand deposits, non-interest bearing	$436,885	$321,458
Demand deposits, interest bearing	377,745	280,065
Money market accounts	473,714	268,991
Savings deposits	89,914	66,067
Time certificates of $250,000 or more	96,839	73,073
Other time certificates	178,538	164,645
Totals	$1,653,635	$1,174,299

As of December 31, 2020, the scheduled maturities of certificates of deposit are as follows for certificates of deposit less than $250 thousand and for certificates of deposit (“CDs”) of $250 thousand or more (in thousands):

CDs Less Than $250,000
2021	$140,138
2022	19,792
2023	5,965
2024	5,538
2025	7,105
Maturing after 2025	-
Total	$178,538

CDs $250,000 or more
2021	$76,500
2022	6,641
2023	3,805
2024	1,156
2025	8,737
Maturing after 2025	-
Total	$96,839

As of December 31, 2020 and 2019 certificates of deposit $100 thousand or more was $193.6 million and $160.1 million respectively.

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

Securities sold under repurchase agreements were $13.7 million and $8.7 million at December 31, 2020 and 2019, respectively. The agreements were secured by investment securities with a fair value of approximately $15.2 million and $14.5 million at December 31, 2020 and 2019, respectively. The weighted average interest rate paid on these agreements was 0.17% and 0.50% for the years ended December 31, 2020 and 2019.

(9) Federal Home Loan Bank and Other Borrowings

At December 31, 2020 and 2019, the Company did not have any outstanding advances from the FHLB.

 At December 31, 2020 and 2019, the Company had outstanding unfunded standby letters of credit with the FHLB totaling approximately $1.2 million and $4.7 million, respectively.

The Company had pledged under blanket floating liens approximately $396.9 million and $332.1 million in residential first mortgage loans, home equity lines of credit, commercial real estate loans, and loans secured by multi-family real estate as security for these advances, letters of credit, and possible future advances as of December 31, 2020 and 2019, respectively. The value of the pledged collateral, when using appropriate discount percentages as prescribed by the FHLB, equals or exceeds the advances and unfunded letters of credit outstanding. At December 31, 2020 and 2019, the Company had approximately $214.4 million and $179.6 million of additional borrowing capacity under its borrowing arrangement with the FHLB.

Another borrowing source is the Federal Reserve discount window.  At December 31, 2020 and 2019 the Company had approximately $164.3 million and $154.7 million of loans pledged and $123.3 million and $117.2 million of available borrowing capacity at the Federal Reserve discount window, respectively.

On October 31, 2018, the Company entered into a loan agreement with CenterState Bank for $27 million.  The loan proceeds were drawn and received by the Company on October 31, 2018.  The loan proceeds were used to fund the payment of the cash consideration to the PSB shareholders of $24.5 million in accordance with the merger agreement and for general corporate purposes.  The loan carries a fixed interest rate of 6%.  The loan is secured by all of the common stock of the Bank.  The balance at December 31, 2020 and 2019 was $20.4 million and $23.8 million, respectively.  The bank has principal and interest payments due quarterly beginning in January 2019.  The final principal payment will be paid at October 30, 2025. The terms of the loan agreement require the Bank to maintain a classified assets to tier 1 capital plus ALLL ratio not to exceed 40%, a tier 1 leverage ratio of at least 8%, a total risk-based ratio of at least 12%, and a fixed charge coverage ratio of at least 1:3:1 times.  The loan agreement also requires the Bank to maintain at least $2 million in liquid assets at all times during the term of the loan.  The Bank was in compliance with the terms of the loan agreement as of December 31, 2020 and 2019.  This note was paid off in March 2021 when the Company issued a private placement of $40 million fixed-to-floating rate subordinated notes.

Principal payments on the CenterState Bank loan are due as follows:

2021	$3,605
2022	3,829
2023	4,068
2024	4,319
2025	4,571
Afterward	-
Total	$20,392

The Company had available lines of credit for overnight federal funds borrowings totaling $38.5 million at December 31, 2020 and 2019.  At December 31, 2020 and 2019, the Company had no outstanding federal funds purchased.

(10) Income Taxes

The components of income tax expense for the years ended December 31, 2020 and 2019 are as follows (in thousands):

	2020	2019
Current	$7,622	$4,503
Deferred	(3,027)	(1,033)
Total income tax expense	$4,595	$3,470

The difference between income tax expense and the amount computed by applying the statutory federal income tax rate to income before taxes for the years ended December 31, 2020 and 2019 is as follows (in thousands):

	2020	2019
Net income before taxes	$21,685	$14,584
Statutory federal tax rate	21%	21%
Tax on income at statutory federal tax rate	4,554	3,063
Increase (decrease) resulting from:
Federal income tax benefit of state income taxes	(217)	(153)
Tax exempt income on loans	(158)	(155)
Tax exempt income on investments	(408)	(300)
Tax exempt income from bank-owned life insurance	(167)	(138)
Nondeductible expenses	111	502
Federal tax credits	(272)	(170)
State income tax	1,023	720
Other	129	101
Total	$4,595	$3,470

The following summarizes the components of deferred taxes at December 31, 2020 and 2019 (in thousands).

	2020	2019
Deferred tax assets:
Loans and allowance for loan losses	$4,421	$2,778
Accrued expenses	480	347
Deferred compensation	727	658
Unrealized (gains) losses on investment securities available- for-sale	(2,786)	(607)
Other	1,522	597
Total deferred tax assets	4,364	3,773
Deferred tax liabilities:
Core deposit intangible	(1,019)	(1,334)
Depreciation	(1,762)	(1,738)
Other	42	76
Total deferred tax liabilities	(2,739)	(2,996)
Net deferred income tax assets	$1,625	$777

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

Financial instruments whose contract amount represents credit risk at December 31, 2020 and 2019 were as follows (in thousands):

	2020	2019
Commitments to extend credit	$246,700	$196,866
Stand-by and performance letters of credit	2,659	5,000
Total	$249,359	$201,866

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

12) Employee Benefit Plans

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

A summary of activity in the outstanding stock options for the years ended December 31, 2020 and 2019 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Range of Exercise Prices
Outstanding at January 1, 2020	427,625	$21.31	7.00
Granted	17,250	26.87
Exercised	(47,625)	14.30
Outstanding at December 31, 2020	397,250	$22.40	6.69	$8.40 to $28.62
Exercisable at December 31, 2020	210,316	$19.49	5.58	$8.40 to $28.62

Outstanding at January 1, 2019	325,425	$18.27	6.52
Granted	129,000	27.36
Exercised	(26,800)	13.55
Outstanding at December 31, 2019	427,625	$21.31	7.00	$8.40 to $27.73
Exercisable at December 31, 2019	175,892	$16.34	4.79	$8.40 to $27.73

The total fair value of shares underlying the options which vested during the years ended December 31, 2020 and 2019, was $2.4 million and $1.4 million, respectively.  The intrinsic value of options exercised during the years ended December 31, 2020 and 2019 was $700 thousand and $381 thousand, respectively. The aggregate intrinsic value of total options outstanding and exercisable options at December 31, 2020 was $2.62 million and $2.0 million, respectively. Cash received from options exercised for the year ended December 31, 2020 was $349 thousand.  There was no income tax benefit recognized for the exercise of options for the years ended December 31, 2020 and 2019 as all options exercised were incentive stock options.

As of December 31, 2019, unvested stock options totaled 251,733.  During 2020, there were 17,250 stock options that were granted and 82,049 stock options that vested resulting in unvested stock options of 186,934 as of December 31, 2020.

The stock options granted in 2020 and 2019 have a weighted average calculated value of $1.78 and $3.06, respectively. The dividend yield is the estimated dividend we expect to pay over the next four or five years.  The expected life is calculated as the mid-point between the weighted-average time to vesting and the contractual maturity.  The expected volatility is the approximate industry average for small bank and holding companies.  The risk free interest rate is the U.S. Treasury rate on the day of the option grant for a term equal to the expected life of the option. The calculated value of each grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	2020	2019
Dividend yield (after three years)	1.50%	1.50%
Expected life in years	7	7
Expected volatility	10.00%	10.00%
Risk free interest rate	0.72%	2.12%

The Company recognized $218 thousand and $182 thousand in compensation expense related to performance share awards during 2020 and 2019, respectively. As of December 31, 2020, there was approximately $444 thousand of unrecorded compensation expense related to the performance share awards which is expected to be recognized over a weighted average period of 1.5 years.

Defined Contribution Plan

The Company provides a 401(k) employee stock ownership plan, which covers substantially all of the Company’s employees who are eligible, as to age and length of service. A participant may elect to make contributions up to $19.5 thousand and $19.0 thousand of the participant’s annual compensation in 2020 and 2019. The Company makes contributions up to 3% of each participant’s annual compensation and the Company matches 50% of the next 2% contributed by the employee. Contributions to the plan by Company were approximately $520 thousand and $417 thousand in 2020 and 2019, respectively.  Outstanding shares of the Company’s common stock allocated to participants at December 31, 2020 and 2019 totaled 83,316 and 88,366 respectively, and there were no unallocated shares. These shares are treated as outstanding for purposes of calculating earnings per share and dividends on these shares are included in the Consolidated Statements of Stockholders’ Equity.

The Company’s KSOP includes a put option for shares of the Company’s common stock distributed from the KSOP. Shares are distributed from the KSOP primarily to separated vested participants and certain eligible participants who elect to diversify their account balances. Since the Company’s common stock is not currently traded on an established securities market, if the owners of distributed shares desire to sell their shares, the Company is required to purchase the shares at fair value during two put option periods following the distribution of the shares from the KSOP. The first put option period is within sixty days following the distribution of the shares from the KSOP.  The second put option period begins on the first day of the fifth month of the plan year for a sixty day period. The fair value of distributed shares subject to the put option totaled $0 as of December 31, 2020 and December 31, 2019. The cost of the KSOP shares totaled $1.73 million and $1.84 million as of December 31, 2020 and December 31, 2019, respectively. Due to the Company’s obligation under the put option, the distributed shares and KSOP shares are classified as temporary equity in the mezzanine section of the consolidated statements of financial condition and totaled $1.73 million and $1.84 million as of December 31, 2020 and December 31, 2019, respectively. The fair value of the KSOP shares totaled $2.42 million and $2.45 million as of December 31, 2020 and December 31, 2019, respectively.

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

A summary of the Company’s affordable housing tax credit investments as of December 31 is as follows:

	2020	2019
Affordable housing tax credit investments included in other assets	$4,038	$1,943
Tax credits and other tax benefits recognized	272	170
Tax credit amortization expense included in provision for income taxes	219	173

(14) Related Party Transactions

The Company conducts transactions with its directors and executive officers, including companies in which such directors and executive officers have a beneficial interest, in the normal course of business. It is the Company’s policy to comply with federal regulations that require that loan and deposit transactions with directors and executive officers be made on substantially the same terms as those prevailing at the time for comparable loans and deposits to other persons.  At December 31, 2020 and 2019, deposits from directors, executive officers and their related interests aggregated approximately $16.2 million and $16.3 million, respectively. These deposits were taken in the normal course of business at market interest rates.

The following is a summary of activity for related party loans for 2020 and 2019 (in thousands):

	2020	2019
Balance at beginning of year	$14,109	$5,321
New loans	15,323	24,810
Repayments	19,767	16,022
Balance at end of year	$9,665	$14,109

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier 1 Capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 Capital (as defined) to average assets (as defined). Management believes, as of December 31, 2020 and 2019, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2020 and 2019, the most recent notification from the regulators categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The following table presents the Bank’s capital amounts and ratios with the required minimum levels for capital adequacy purposes including the phase in of the capital conservation buffer under Basel III and minimum levels to be well capitalized (as defined) under the regulatory prompt corrective action regulations.

The Bank’s actual capital amounts (in thousands) and ratios are also presented in the table below.

As of December 31, 2020:	Actual		Required For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (To Risk-Weighted Assets)	$161,566	13.548%	$125,219	>= 10.500%	$119,256	>= 10.000%
Common Equity Tier 1 Capital (To Risk- weighted Assets)	146,636	12.296%	83,479	>= 7.000%	$77,516	>= 6.500%
Tier 1 Capital (To Risk-Weighted Assets)	146,636	12.296%	101,368	>= 8.500%	$95,405	>= 8.000%
Tier 1 Capital (To Average Assets)	146,636	8.229%	71,277	>= 4.000%	$89,096	>= 5.000%

As of December 31, 2019:	Actual		Required For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (To Risk-Weighted Assets)	$143,039	14.351%	$104,658	>= 10.500%	$99,674	>= 10.000%
Common Equity Tier 1 Capital (To Risk- weighted Assets)	134,359	13.480%	69,772	>= 7.000%	64,788	>= 6.500%
Tier 1 Capital (To Risk-Weighted Assets)	134,359	13.480%	84,723	>= 8.500%	79,739	>= 8.000%
Tier 1 Capital (To Average Assets)	134,359	10.730%	50,086	>= 4.000%	62,607	>= 5.000%

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

Loans and Mortgage Loans Held-for-Sale

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. When a loan is identified as individually impaired, management measures impairment using one of three methods. These methods include collateral value, market value of similar debt, and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At December 31, 2020 and 2019, impaired loans were evaluated based on the fair value of the collateral. Impaired loans where an allowance is established based on the fair value of collateral, or loans that are charged down according to the fair value of collateral, require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price, the Company records the impaired loan as nonrecurring Level 2. When the fair value is based on an appraised value, the Company records the impaired loan as nonrecurring Level 3.

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis as of December 31, 2020 and 2019.  There were no transfers between levels during 2020 or 2019 (in thousands).

	Fair Value Measurements At Reporting Date Using:
		Quoted Prices
		In Active	Significant
		Markets For	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
December 31, 2020:	Fair Value	(Level 1)	(Level 2)	(Level 3)
Securities available-for-sale:
Residential mortgage -backed	$350,597	$-	$350,597	$-
U.S. government agencies	36,231	-	36,231	-
State, county, and municipal	103,229	-	103,229	-
Corporate obligations	3,217	-	3,217	-
Totals	$493,274	$-	$493,274	$-

	Fair Value Measurements At Reporting Date Using:
		Quoted Prices
		In Active	Significant
		Markets For	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
December 31, 2019:	Fair Value	(Level 1)	(Level 2)	(Level 3)
Securities available-for-sale:
Residential mortgage -backed	$188,811	$-	$188,811	$-
U.S. government agencies	40,061	-	40,061	-
State, county, and municipal	71,751	-	71,751	-
Corporate obligations	2,680	-	2,680	-
Totals	$303,303	$-	$303,303	$-

Assets Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a nonrecurring basis are included in the table below as of December 31, 2020 and 2019 (in thousands).

	Fair Value Measurements At Reporting Date Using:
		Quoted Prices
		In Active	Significant
		Markets For	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
December 31, 2020:	Fair Value	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$4,756	$-	$-	$4,756
Foreclosed assets	240	-	-	240
Totals	$4,996	$-	$-	$4,996

	Fair Value Measurements At Reporting Date Using:
		Quoted Prices
		In Active	Significant
		Markets For	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
December 31, 2019:	Fair Value	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$3,440	$-	$-	$3,440
Foreclosed assets	1,404	-	-	1,404
Totals	$4,844	$-	$-	$4,844

The Company has estimated the fair values of these assets using Level 3 inputs, specifically the appraised value of the collateral. Impaired loan balances represent those collateral dependent impaired loans where management has estimated the credit loss by comparing the loan’s carrying value against the expected realizable fair value of the impaired loan for the amount of the credit loss.  The Company had no Level 3 assets measured at fair value on a recurring basis at December 31, 2020 or 2019.  For Level 3 assets measured at fair value on a non-recurring basis as of December 31, 2020 and 2019 for the valuation technique, we used appraisals.  For the significant unobservable input, we used appraisal discounts and the weighted average input of 15-20% was used.  This is for years ended December 31, 2020 and 2019.

The estimated fair values and related carrying values of the Company’s financial instruments at December 31, 2020 and 2019 were as follows (amounts in thousands):

		Estimated Fair Value
	Carrying
December 31, 2020:	Amount	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$60,268	$60,268	$-	$-
Certificates of deposit in banks	4,155	-	4,155	-
Securities available-for-sale	493,274	-	493,274	-
Restricted equity securities	1,778	-	-	1,778
Loans receivable	1,169,779	-	1,184,010	4,756
Loans held for sale	24,004	-	24,004	-
Bank owned life insurance	29,016	-	29,016	-
Accrued interest receivable	6,799	-	6,799	-
Financial liabilities:
Deposits	1,653,635	-	1,640,680	-
Accrued interest payable	455	-	455
Securities sold under agreements to repurchase	13,653	-	13,653	-
Note payable	20,392	-	20,392	-

		Estimated Fair Value
	Carrying
December 31, 2019:	Amount	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$45,455	$45,455	$-	$-
Certificates of deposit in banks	4,836	-	4,836	-
Securities available-for-sale	303,303	-	303,303	-
Restricted equity securities	1,650	-	-	1,650
Loans receivable	897,105	-	903,303	3,440
Loans held for sale	6,285	-	6,285	-
Bank owned life insurance	28,219	-	28,219	-
Accrued interest receivable	3,841	-	3,841	-
Financial liabilities:
Deposits	1,174,299	-	1,146,130	-
Accrued interest payable	614		614
Securities sold under agreements to repurchase	8,707	-	8,707	-
Note payable	23,773		23,773

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

(17) River Financial Corporation (Parent Company Only) Financial Information

STATEMENTS OF FINANCIAL CONDITION

(in thousands)

	December 31,
	2020	2019
Assets
Cash	$2,919	$3,334
Investment in River Bank & Trust	185,797	167,967
Deferred income taxes	28	30
Other assets	103	94
Total assets	$188,847	$171,425
Liabilities
Note payable	$20,392	$23,773
Accrued expenses	275	624
Total liabilities	20,667	24,397
Common stock related to 401(k) Employee Stock Option Plan	1,732	1,837
Stockholders' equity
Common stock	6,529	6,493
Additional paid in capital	100,707	100,174
Retained earnings	53,391	38,643
Accumulated other comprehensive loss	8,310	1,811
Treasury stock, at cost	(757)	(93)
Common stock related to 401(k) Employee Stock Option Plan	(1,732)	(1,837)
Total stockholders' equity	166,448	145,191
Total equity	168,180	147,028
Total liabilities and stockholders' equity	$188,847	$171,425

STATEMENTS OF INCOME

(in thousands)

	Year Ended December 31,
	2020	2019
Cash dividends from River Bank & Trust	$7,130	$6,823
Total income	7,130	6,823
Interest expense - note payable	1,348	1,546
Legal and other professional fees	52	487
Data processing expense	(91)	1,394
Stockholders' meeting expense	11	12
Other expenses	249	72
Total expenses	1,569	3,511
Net income before tax benefit	5,561	3,312
Applicable income tax benefit	(417)	(437)
Net income before undistributed net income of River Bank & Trust	5,978	3,749
Equity in undistributed net income of River Bank & Trust	11,112	7,364
Net income	$17,090	$11,113

STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2020	2019
Net income	$17,090	$11,113
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of River Bank & Trust	(11,112)	(7,364)
Deferred income tax	2	(26)
(Increase) decrease in operating assets and (decrease) increase in operating liabilities:
Other assets	(9)	86
Accrued expenses and other liabilities	(349)	297
Net cash provided by operating activities	5,622	4,106
Cash Flows used for investing activities:
Net cash received in acquisition	-	104
Payments to Trinity Bank and Peoples Southern Bank shareholders	-	(6,110)
Net cash used in investing activities	-	(6,006)

Cash flow from financing activities:
Payments on note payable	(3,381)	(3,190)
Proceeds from exercise of common stock options and warrants	349	224
Purchase of treasury stock	(861)	(583)
Sale of treasury stock	199	534
Cash dividends	(2,343)	(1,881)
Net cash used in financing activities	(6,037)	(4,896)
Net change in cash	(415)	(6,796)
Cash at beginning of year	3,334	10,130
Cash at end of year	$2,919	$3,334

(18) Goodwill and Intangible Assets

At the close of business on October 31, 2019, the Company recorded goodwill of $9.5 million associated with the Trinity merger.  In addition to the goodwill recorded for the Trinity merger, the Company recorded a core deposit intangible asset of approximately $1.0 million.  The core deposit intangible asset is amortized using an accelerated method over ten years from the date of the merger.  Amortization expense of $190 thousand and $34 thousand was recorded in 2020 and 2019, respectively.

At the close of business on October 31, 2018, the Company recorded goodwill of $8.2 million associated with the PSB merger.  In addition to the goodwill recorded for the PSB merger, the Company recorded a core deposit intangible asset of approximately $4.65 million.  The core deposit intangible asset is amortized using an accelerated method over ten years from the date of the merger.  Amortization expense of $772 thousand and $865 thousand was recorded in 2020 and 2019, respectively.

At the close of business December 31, 2015, the Company recorded goodwill of $9.41 million associated with the Keystone merger. During 2016, an adjustment of $640 thousand was made to increase the amount of goodwill. The adjustment was made to the value of stock options and warrants assumed in the Keystone merger. The adjustments were made following the Company’s review of additional information that existed at the time of the merger. The adjustment to goodwill increased shareholders’ equity $640 thousand. In addition to the goodwill recorded for Keystone, the Company recorded a core deposit intangible asset of approximately $2.8 million. The core deposit intangible asset is amortized using an accelerated method over eight years from the date of the merger. Amortization expense of $302 thousand and $388 thousand was recorded in 2020 and 2019, respectively.

Changes to the carrying amount of goodwill for the years ended December 31, 2020 and 2019 are provided in the following table.

	2020	2019
Balance at beginning of year	$27,817	$18,293
Goodwill from Trinity acquisition	-	9,524
Balance at end of year	$27,817	$27,817

A summary of core deposit intangible assets as of December 31, 2020 and 2019 is set forth below.

	2020	2019
Gross carrying amount	$8,433	$8,433
Less: accumulated amortization	(4,381)	(3,117)
Net carrying amount	$4,052	$5,316

Estimated amortization expenses related to the core deposit intangible assets for the next five years are as follows:

	Keystone	PSB	Trinity	Total
2021	$217	$680	$169	$1,066
2022	132	588	149	869
2023	46	496	129	671
2024	-	404	109	513
2025	-	311	89	400
Afterward	-	381	152	533
	$395	$2,860	$797	$4,052

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

Lease Right-of-Use Assets	Classification on Consolidated Statement of Condition	December 31, 2020	December 31, 2019
Operating lease right-of-use assets	Other Assets	$1,636	$1,912

Lease Liabilities	Classification on Consolidated Statement of Condition	December 31, 2020	December 31, 2019
Operating lease liabilities	Accrued interest payable and other liabilities	$1,720	$1,987

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

	December 31, 2020	December 31, 2019
Weighted-average remaining lease term for operating leases	6.47 Years	7.09 Years
Weighted-average discount rate for operating leases	6.00%	6.00%

Future minimum payments for operating leases with initial or remaining terms of one year or more as of December 31, 2020 were as follows:

Operating Leases
January 1, 2021 - December 31 2021	$355
January 1, 2022 - December 31 2022	355
January 1, 2023 - December 31 2023	355
January 1, 2024 - December 31 2024	255
January 1, 2025 - December 31 2025	184
Afterward	577
Total future minimum lease payments	2,081
Amounts representing Interest	(361)
Present value of net future minimum lease payments	$1,720

Total rent expense for 2020 and 2019 was approximately $558 thousand and $526 thousand, respectively.

Note 20 – Subsequent Event

On March 9, 2021, River Financial Corporation (“the Company”) entered into a Subordinated Note Purchase Agreement (the “Purchase Agreement”) with the purchasers signatory thereto providing for a private placement of $40 million in aggregate principal amount of 4.00% fixed-to-floating rate Subordinated Notes due March 15, 2031 (the “Notes”).  The Notes were issued by the Company to the purchasers at a price equal to 100% of their face amount.   Interest on the Notes will accrue from March 9, 2021, and the Company will pay interest semi-annually on March 15th and September 15th each year, beginning September 15, 2021, until the Notes mature. The Notes will bear interest at a fixed rate of 4.00% per year, from and including March 9, 2021 to, but excluding, March 15, 2026.  From and including March 15, 2026, but excluding the maturity date or early redemption date, the interest rate will reset quarterly at a variable rate equal to the then current three-month term SOFR plus 342 basis points.  The Notes may not be prepaid by the Company prior to March 15, 2026. From and after March 15, 2026, the Company may prepay all or, from time to time, any part of the Notes at 100% of the principal amount (plus accrued interest) without penalty, subject to any requirement under Federal Reserve Board regulations to obtain prior approval from the Board of Governors of the Federal Reserve System before making any prepayment. The Notes may also be prepaid by the Company at any time after the occurrence of an event that would preclude the Notes from being included in the Tier 2 Capital of the Company.  The Purchase Agreement contains customary representations and warranties, events of default, and affirmative and negative covenants, including the requirement that, subject to certain limitations, the Company restructure any portion of the Notes that ceases to be deemed Tier 2 Capital. The Company used approximately $19.7 million of the net proceeds from the issuance of the Notes to pay off its note with CenterState Bank dated October 31, 2018, including interest accrued on such notes, and the remaining proceeds for general corporate purposes, including providing capital to support the organic growth of its bank subsidiary, River Bank & Trust.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

There were no disagreements with accountants regarding accounting and financial disclosure matters during the year ended December 31, 2020.

Item 9.A Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company has carried out an evaluation under the supervision and with participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even the effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2020, the Company’s disclosure controls and procedures are effective in ensuring that material information relating to the Company required to be disclosed in reports that if files or submits under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods and is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the year ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control Integrated Framework (2013).  Based on its assessment and those criteria, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2020.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2020, has been audited by Mauldin & Jenkins, LLC, an independent registered public accounting firm, as state in their report herein – “Report of Independent Registered Public Accounting Firm.”

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our Directors and Executive Officers

The following table sets forth the name, age, and position, as of December 31, 2020 of the individuals who currently serve as our executive officers and directors.

Name	Age	Position	Director Since
Larry Puckett	78	Director and Chairman of the Board of Directors	2006
W. Murray Neighbors	71	Director and Vice Chairman of the Board of Directors	2015	[1]
James M .Stubbs	58	Director and Chief Executive Officer	2006
Gerald R. Smith, Jr	67	Director and President	2015	[1]
Vernon B. Taylor	56	Director	2006
Jimmy L. Ridling	76	Director	2006
John A. Freeman	73	Director	2015	[1]
Brian McLeod	52	Director	2019	[3]
Charles E. Herron	63	Director	2019
Charles Moore, III	41	Director	2019	[2]
Kenneth H. Givens	67	Executive Vice President, CFO, Secretary of the Board of Directors	2011

[1]	Service commenced on December 31, 2015 as a result of the merger between River Financial Corporation and Keystone Bancshares, Inc. and its subsidiaries.
[2]	Service commenced as a result of the Peoples Southern merger.
[3]	Service commenced as a result of the Trinity merger.

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

W. Murray Neighbors was appointed as a Director and Vice Chairman of the board of directors in 2015 as a result of the Keystone merger effective December 31, 2015.  Prior to the merger, Mr. Neighbors was one of the original Members of the Board of Directors and served as Chairman of the board of directors of Keystone Bancshares, Inc. and Keystone Bank in 2007.  Mr. Neighbors is retired from the US Treasury Department, but remains an active developer of commercial and residential properties in Auburn, AL.  He is managing member of WMN Properties, Member of P&T Properties (golf course and restaurant), member of ITC Capital Partners ,LLC, and member of CFS 16, LLC.  Mr. Neighbors is also very active in his community as a member of the City of Auburn’s Commercial Development Authority, has served on the Business Development Committee for the Auburn Chamber of Commerce and as the Treasurer of the Lee County Rotary Club.

James M. Stubbs was one of the founding directors, President and Chief Executive Officer of River Bank & Trust in 2006.  Mr. Stubbs was appointed as the Chief Executive Officer of River Financial Corporation and River Bank & Trust, effective with the Keystone merger on December 31, 2015.  Mr. Stubbs has over twenty-five years of commercial banking experience.  Specifically, Mr. Stubbs served as a Vice President in the Consumer and Commercial Lending Departments of Aliant Bank from June 1986 through June 1997.  Subsequently, he served as an Area President for Colonial Bank from June 1997 through February 2005, when he left to begin the formation of River Bank & Trust.  Mr. Stubbs community involvement includes serving on numerous business and non-profit boards.

Gerald R. Smith, Jr. was appointed as a Director of the board of directors in 2015 as a result of the Keystone merger effective December 31, 2015.  Mr. Smith was also appointed as President of River Financial Corporation and River Bank & Trust effective December 31, 2015.  Prior to the merger, Mr. Smith was one of the founding directors of Keystone Bank in 2007, and served as Chief Executive Officer.  Mr. Smith also brings 45 years of banking experience and a long history of community involvement in Gadsden, AL.  Prior to forming Keystone Bank, Mr. Smith served as the Area Executive for North Alabama for The Bank with overall responsibility for offices in several cities.  He also served as a Senior Banking Officer with The Bank overseeing loan operations and central loan underwriting.

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

John A. Freeman was appointed as a Director of the board of directors in 2015 as a result of the Keystone merger effective December 31, 2015.   Mr. Freeman is the President of Freeman Land Development, Inc, and has a long history as a community and civic leader in the Gadsden area.  He also previously served as an Advisory Director of Superior Bank in Gadsden, AL.

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

Brian R. McLeod was appointed as a Director of River Financial Corporation in 2019 as a result of the merger with Trinity effective October 31, 2019.  He previously served as the Secretary of the Board of Directors of Trinity Bank. He has served since 2002 as Chief Financial Officer and Treasurer of The National Security Group, Inc., a publicly traded insurance holding company based in Elba, Alabama. Prior to assuming this position, Mr. McLeod served as the Controller for National Security for eight years. Mr. McLeod is a Certified Public Accountant.

Charles E. Herron was appointed as a Director of River Financial Corporation in 2019.  Mr. Herron is also a Director of River Bank & Trust.  Mr. Herron has worked in the land and timber business in Alabama for over 35 years. He is the owner and President of Rock Springs Land & Timber, Inc. and an ardent supporter of hunting and outdoor conservation efforts. Charles received the Governor’s Conservation Achievement Award for Conservation Educator of the Year in 2011. Charles has supported the Alabama Loggers Council, the Alabama Forestry Association, and is a member of the Montgomery Area Chamber of Commerce Committee of 100.

Board Size and Composition

RB&T currently has 25 Directors total, but only 10 of those Directors serve on River Financial Corporation’s Board of Directors.  Our directors are elected for a one-year term and hold office until their successors are duly elected and qualified, or until their earlier death, resignation or removal.

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

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics (“Code”) that all of the bank’s employees, officers and directors must abide by.   The Code is approved on an annual basis, and a receipt of acknowledgment and understanding of the Code is required annually by the directors of the board and all bank employees. We will provide, free of charge, a copy of our code to any person upon request made in writing to Karen Thompson Smith, VP Shareholder Relations/Operations Supervisor, P.O. Box 680249, Prattville, Alabama 36068, or by email, ksmith@river.bank.

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

Non-Equity Incentive Compensation.  Our named executive officers are also eligible to receive an annual cash award as a percentage of base salary based on our net income during the year, relative to our budgeted expectations for the year.  Any payout recommendations are presented to the Executive Compensation Committee for approval, and then presented to the full board through an Executive Session for approval.

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

Summary Compensation Table

The following table sets forth, for the years ended December 31, 2020 and December 31, 2019, a summary of the compensation paid to or earned by our named executive officers from the Company.

				Non-Equity
			Option (1)	Incentive Plan	All Other (2)
Name and Principal Position	Year	Salary ($)	Awards ($)	Compensation ($)	Compensation ($)	Total ($)
James M. Stubbs	2020	$313,110	$-	$188,863	$29,183	$531,156
Chief Executive Officer	2019	$300,170	$54,520	$92,580	$28,983	$476,253
Gerald R. Smith, Jr	2020	$268,623	$-	$155,998	$38,915	$463,536
President	2019	$253,552	$38,355	$76,469	$38,740	$407,116
Kenneth Givens	2020	$205,843	$-	$82,774	$21,353	$309,970
Chief Financial Officer	2019	$201,807	$25,570	$40,576	$19,947	$287,900

(1)	Represents the aggregate grant date fair value of options and warrants calculated in accordance with FASB Topic 718 as set forth in footnote 1 of River Financial’s financial statements.
(2)	All other compensation:
a.

All other compensation for Mr. Stubbs in 2020 includes director fees ($15,000), life insurance / accidental death & dismemberment ($1,098), long term disability ($336), company vehicle ($1,349), and company match on the 401(K) ($11,400).

b.

All other compensation for Mr. Stubbs in 2019 includes director fees ($15,000), life insurance / accidental death & dismemberment ($1,098), long term disability ($336), company vehicle ($1,349), and company match on the 401(K) ($11,200).

c.

All other compensation for Mr. Smith in 2020 includes director fees ($15,000), medical and dental insurance ($8,895), gap insurance ($1,545), life insurance/accidental death & dismemberment ($720), long term disability ($336), company vehicle ($1,415), and company match on the 401(K) ($11,004).

d.

All other compensation for Mr. Smith in 2019 includes director fees ($15,000), medical and dental insurance ($8,539), gap insurance ($1,341), life insurance/accidental death & dismemberment ($720), long term disability ($336), company vehicle ($1,604), and company match on the 401(K) ($11,200).

e.

All other compensation for Mr. Givens in 2020 includes medical and dental insurance ($8,895), gap insurance ($1,545), life insurance / accidental death & dismemberment ($720), long term disability ($336), and company match on the 401(K) ($9,857).

f.

All other compensation for Mr. Givens in 2019 includes medical and dental insurance ($7,887), gap insurance ($1,341), life insurance / accidental death & dismemberment ($720), long term disability ($336), and company match on the 401(K) ($9,663).

2006 & 2015 Incentive Stock Compensation Plans

General. The 2015 Incentive Stock Compensation (“Incentive Plan”) Plan was approved by our stockholders at a special called meeting on December 1, 2015. The purpose of the Incentive Plan is to promote the long-term success of the Company by providing financial incentives to eligible persons who are in positions to make significant contributions toward such success.  The Plan is designed to attract individuals of outstanding ability to employment with the Company, to encourage such persons to acquire a proprietary interest in the Company, and to render superior performance for the Company. The 2015 Incentive Plan provides for the grant of incentive and non-qualified stock options, stock appreciation rights, restricted and unrestricted stock awards, performance awards, and other stock-based awards to our employees, officers, and directors. The 2015 Incentive Plan reserved for issuance a total of 600,000 shares of our common stock, and the 2006 Incentive Plan reserved for issuance a total of 375,000 shares of our common stock, subject to adjustment in the event of a recapitalization, stock split or similar event. As of March 1, 2021, 393,300 shares of our common stock were subject to outstanding options under the 2006 and 2015 Incentive Plans and 245,750 additional shares of our common stock were reserved for issuance under the 2015 Incentive Plan. The 2006 Incentive Plan expired on April 3, 2016.

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

Outstanding Equity Awards at 2020 Fiscal Year-End

The following table sets forth information as of December 31, 2020, concerning outstanding equity awards previously granted to our named executive officers:

	OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
	Option / Warrant awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexerciseable (1)	Option exercise price ($)	Option expiration date	Vesting Period (Years)
James Stubbs	10,000	-	$12.47	3/13/2023	5
	10,000	-	$15.00	1/14/2025	5
	32,000	8,000	$16.00	1/20/2026	5
	10,000	15,000	$27.00	11/1/2028	5
	4,000	16,000	$27.73	11/1/2029	5
	66,000	39,000

Ray Smith	15,600	6,400	$16.00	1/20/2026	5
	13,333	6,667	$27.00	11/1/2028	3
	5,000	10,000	$27.73	11/1/2029	3
	33,933	23,067

Kenneth Givens	5,000	-	$15.00	1/14/2025	5
	12,000	3,000	$16.00	1/20/2026	5
	10,000	5,000	$27.00	11/1/2028	3
	3,333	6,667	$27.73	11/1/2029	3
	30,333	14,667

Total	130,266	76,734

(1)

Unexerciseable options are subject to time-vesting requirements ranging from three to five years from the grant date.  Options subject to time-vesting period of 5 years and 3 years vest 20% and 33.33% per year, respectively, on the grant anniversary date.

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

Director Compensation

Fees.  The Board may from time to time establish director fees for board and committee meetings to be paid to all directors, including directors who are employed by the Company.  Fees are normally paid in December of each year for such years in which services were performed.  Fees may be paid in cash or in Company common stock. River Financial Corporation Directors received a director’s fee of $15,000 in each of 2020 and 2019.

The following table shows fees paid to those persons who were directors in 2020 and 2019.

	DIRECTOR COMPENSATION
Name	Year	Fees earned or paid in cash ($)	(1) (2) Stock Awards ($)	Total ($)
Larry Puckett	2020	$15,000	N/A	$15,000
Jimmy L. Ridling	2020	$15,000	N/A	$15,000
Lynn M. Carter	2020	$15,000	N/A	$15,000
Charles E. Herron	2020	$23	$14,977	$15,000
Jerry C. Kyser, Jr.	2020	$23	$14,977	$15,000
David R. Thrasher	2020	$15,000	N/A	$15,000
R. Shepherd Morris	2020	$15,000	N/A	$15,000
Bolling P. Starke, III	2020	$15,000	N/A	$15,000
David B. Smith	2020	$15,000	N/A	$15,000
Vernon B. Taylor	2020	$23	$14,977	$15,000
Dorothy Sanford	2020	$15,000	N/A	$15,000
Adolph Weil, III	2020	$23	$14,977	$15,000
James M. Stubbs	2020	$15,000	N/A	$15,000
Gerald R. Smith, Jr	2020	$15,000	N/A	$15,000
Banks Herndon	2020	$15,000	N/A	$15,000
Boles Pegues	2020	$15,000	N/A	$15,000
Howard J. Porter, Jr.	2020	$23	$14,977	$15,000
John A. Freeman	2020	$15,000	N/A	$15,000
Charles Moore, III	2020	$23	$14,977	$15,000
John Y. Reynolds	2020	$15,000	N/A	$15,000
Brian McLeod	2020	$23	$14,977	$15,000
Robbin Thompson	2020	$6,003	$8,997	$15,000
Jonathan Traylor	2020	$23	$14,977	$15,000
Lucian Newman	2020	$15,000	N/A	$15,000
W. Murray Neighbors	2020	$15,000	N/A	$15,000

Larry Puckett	2019	$15,000	N/A	$15,000
Jimmy L. Ridling	2019	$15,000	N/A	$15,000
Lynn M. Carter	2019	$780	$14,220	$15,000
Charles E. Herron	2019	$12	$14,988	$15,000
Jerry C. Kyser, Jr.	2019	$12	$14,988	$15,000
David R. Thrasher	2019	$15,000	N/A	$15,000
R. Shepherd Morris	2019	$12	$14,988	$15,000
Bolling P. Starke, III	2019	$12	$14,988	$15,000
David B. Smith	2019	$12	$14,988	$15,000
Vernon B. Taylor	2019	$12	$14,988	$15,000
Dorothy Sanford	2019	$15,000	N/A	$15,000
Adolph Weil, III	2019	$12	$14,988	$15,000
James M. Stubbs	2019	$15,000	N/A	$15,000
Gerald R. Smith, Jr	2019	$15,000	N/A	$15,000
Banks Herndon	2019	$15,000	N/A	$15,000
Boles Pegues	2019	$15,000	N/A	$15,000
Howard J. Porter, Jr.	2019	$12	$14,988	$15,000
John A. Freeman	2019	$12	$14,988	$15,000
Charles Moore, III	2019	$12	$14,988	$15,000
John Y. Reynolds	2019	$12	$14,988	$15,000
Brian McLeod	2019	$26	$2,474	$2,500
Robbin Thompson	2019	$26	$2,474	$2,500
Jonathan Traylor	2019	$15,000	N/A	$15,000
Lucian Newman	2019	$780	$14,220	$15,000
W. Murray Neighbors	2019	$15,000	N/A	$15,000

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 1, 2021 by:

•	each of our directors;

•	our Named Executive Officers listed in the Summary Compensation Table;

•	all of our current directors and executive officers as a group; and

•	each stockholder known by us to beneficially own more than 5% of our common stock

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. Shares of common stock that may be acquired by an individual or group within 60 days of March 1, 2021, pursuant to derivative securities, such as options or RSUs, are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table. Percentage of ownership is based on an aggregate of 6,532,714 shares of common stock outstanding as of March 1, 2021.

Except as indicated in footnotes to this table, we believe that the stockholders named in this table have sole voting and investment power with respect to all shares of common stock shown to be beneficially owned by them, based on information provided to us by such stockholder.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percentage of Outstanding Shares (1)
Named Directors & Executive Officers
Larry Puckett	132,000		2.02%
Jim Ridling	100,352		1.54%
Vernon B Taylor	140,237		2.15%
James M Stubbs	237,030	(2)	3.63%
Gerald R Smith, Jr	115,583	(3)	1.77%
W. Murray Neighbors	60,002		0.92%
John A. Freeman	25,496		0.39%
Kenneth H. Givens	39,594	(4)	0.61%
Charles E. Herron	151,098		2.31%
Brian McLeod	12,523		0.19%
Charles Moore, III	17,178		0.26%

Executive Officers and Directors as a Group	1,031,093		15.78%
5% Stockholders known by us	N/A

(1)

Based upon total outstanding shares as of March 1, 2021.  Percentages are calculated for each person assuming the exercise of options or warrants held by such person but that no other person exercises options or warrants.  For the directors and executive officers as a group, the percentage is determined by assuming that each director and executive officer exercises all options and warrants but that no other person exercises options or warrants.

(2)	James M. Stubbs’ ownership includes 74,000 vested options not yet exercised. Also includes 41,875 shares held in a trust where Mr. Stubbs is the trustee, but not the beneficiary of the trust.
(3)	Gerald R. Smith, Jr.’s ownership includes 40,333 vested options not yet exercised.
(4)	Kenneth H. Givens’ ownership includes 33,333 vested options not yet exercised.

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

Item 14. Principal Accountant Fees and Services

During the period covering the fiscal years ended December 31, 2020 and 2019, Mauldin & Jenkins, LLC performed the following professional services. The retention of Mauldin & Jenkins, LLC was approved in advance by the audit committee.  In accordance with the Company’s audit committee procedures, the audit committee approved the retention of the independent accountants, the length of its engagement, and the services performed.

Description	2020	2019
Audit Fees	$147,170	$143,945
Audit-Related Fees	$-	$-
Tax Fees	$9,100	$9,000
All Other Fees	$-	$-

Item 15. Index to Exhibits

Documents Filed as Part of this Report.

(1)	The following financial statements are incorporated by reference from Item 8 hereof:

•	Consolidated Balance Sheets as of December 31, 2020 and 2019;
•	Consolidated Statements of Income for the Years Ended December 31, 2020 and 2019;
•	Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2020 and 2019;
•	Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2020 and 2019;
•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2020 and 2019; and
•	Notes to Consolidated Financial Statements.

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

4.2	Form of 4.00% Fixed-to-Floating Rate Subordinated Notes due 2031, included as Exhibit 4.1 in the River Financial Corporation Form 8-K, filed on March 10, 2021 and incorporated herein by reference.

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

10.12

Form of Subordinated Note Purchase Agreement, dated March 9, 2021, between River Financial Corporation and certain accredited investors, included as Exhibit 10.1 in the River Financial Corporation Form 8-K, filed on March 10, 2021 and incorporated herein by reference.

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

Item 16. Form 10-K Summary

Not applicable.

Signatures

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934 the registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Prattville, State of Alabama, on March 16, 2021.

RIVER FINANCIAL CORPORATION

By:	/s/ James M. Stubbs
James M. Stubbs
Chief Executive Officer
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange Act of 1994, this report has been signed by the following persons on behalf of the registrant and in the capacities on the dates indicated.

/s/ James M. Stubbs	CEO and Director	*
James M. Stubbs

/s/ Kenneth H. Givens	Chief Financial Officer	*
Kenneth H. Givens	(Principal Financial and Accounting Officer)

/s/ Larry Puckett	Director and Chairman of the Board	*
Larry Puckett

/s/ W. Murray Neighbors	Director and Vice Chairman of the Board	*
W. Murray Neighbors

/s/ Gerald R. Smith	Director and President	*
Gerald R. Smith

/s/ Vernon B. Taylor	Director	*
Vernon B. Taylor

/s/ Jimmy L. Ridling	Director	*
Jimmy L. Ridling

/s/ John A. Freeman	Director	*
John A. Freeman

/s/ Charles E. Herron	Director	*
Charles E. Herron

/s/ Charles Moore, III	Director	*
Charles Moore, III

/s/ Brian McLeod	Director	*
Brian McLeod

* March 16, 2021

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.

To date no annual report or proxy statement has been furnished to shareholders.  The registrant shall furnish to the Commission copies of its proxy statement when sent to security holders.