Form 10-Q
period 2021-03-31
River Financial Corp
filed 2021-05-11
CIK 1641601

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of May 1, 2021, the registrant had 6,532,714 shares of common stock, $1.00 par value per share, outstanding.

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

•	The introduction, withdrawal, success and timing of business initiatives;

•	The impact, extent, and timing of technological changes;
•	A weakening of the economies in which we conduct operations may adversely affect our operating results;
•	The U.S. legal and regulatory framework, or changes in such framework, could adversely affect our operating results;
•	The interest rate environment may compress margins and adversely affect net interest income;
•	Competition from other financial services companies in our markets could adversely affect operations; and
•	Interruption in our business and the businesses of our customers caused by a downturn in the economy, possible weather-related conditions such as tornadoes or hurricanes, and the COVID-19 pandemic.

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

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

RIVER FINANCIAL CORPORATION

Consolidated Statements of Financial Condition

(in thousands except share data)

	March 31, 2021	December 31, 2020
	Unaudited	Audited
Assets
Cash and due from banks	$19,595	$15,859
Interest-bearing deposits in banks	46,630	32,909
Federal funds sold	11,500	11,500
Cash and cash equivalents	77,725	60,268

Certificates of deposit in banks	4,155	4,155
Securities available-for-sale, at fair value	643,927	493,274
Loans held for sale	13,354	24,004
Loans, net of unearned income and discounts	1,212,310	1,186,582
Less allowance for loan losses	(18,028)	(16,803)
Net loans	1,194,282	1,169,779
Premises and equipment, net	33,370	32,501
Accrued interest receivable	6,555	6,799
Bank owned life insurance	40,285	29,016
Foreclosed assets	177	240
Deferred income taxes, net	3,885	1,625
Core deposit intangible	3,766	4,052
Goodwill	27,817	27,817
Restricted equity securities	1,482	1,777
Other assets	8,147	9,343
Total assets	$2,058,927	$1,864,650
Liabilities and Shareholders' Equity
Noninterest-bearing deposits	$510,754	$436,885
Interest-bearing deposits	1,317,980	1,216,750
Total deposits	1,828,734	1,653,635
Securities sold under agreements to repurchase	13,451	13,653
Note payable	-	20,392
Subordinated debentures, net of loan costs	39,298	-
Accrued interest payable and other liabilities	9,010	8,790
Total liabilities	1,890,493	1,696,470
Common stock related to 401(k) Employee Stock Ownership Plan	2,361	1,732
Stockholders' Equity
Common stock ($1 par value; 10,000,000 shares authorized; 6,532,714 and 6,528,764 shares issued; 6,532,714 and 6,501,024 shares outstanding, respectively)	6,533	6,529
Additional paid-in capital	100,813	100,707
Retained earnings	57,566	53,391
Accumulated other comprehensive income	3,522	8,310
Treasury stock at cost (0 and 27,740 shares, respectively)	-	(757)
Common stock related to 401(k) Employee Stock Ownership Plan	(2,361)	(1,732)
Total stockholders' equity	166,073	166,448
Total equity	168,434	168,180
Total liabilities and stockholders' equity	$2,058,927	$1,864,650

The accompanying notes are an integral part of these financial statements.

RIVER FINANCIAL CORPORATION

Unaudited Consolidated Statements of Income

(in thousands except per share data)

	For the Three Months Ended:
	March 31,
	2021	2020
Interest income:
Loans, including fees	$15,553	$12,724
Taxable securities	1,363	1,431
Nontaxable securities	536	436
Federal funds sold	7	-
Other interest income	29	130
Total interest income	17,488	14,721
Interest expense:
Deposits	1,119	2,066
Short-term borrowings	3	7
Subordinated debentures	102	-
Note payable	246	355
Total interest expense	1,470	2,428
Net interest income	16,018	12,293
Provision for loan losses	1,186	1,316
Net interest income after provision for loan losses	14,832	10,977
Noninterest income:
Service charges and fees	1,342	1,302
Investment brokerage revenue	63	35
Mortgage operations	1,848	734
Bank owned life insurance income	269	199
Net gain (loss) on sale of investment securities	7	(46)
Other noninterest income	131	137
Total noninterest income	3,660	2,361
Noninterest expense:
Salaries and employee benefits	5,915	5,079
Occupancy expenses	574	581
Equipment rentals, depreciation, and maintenance	275	298
Telephone and communications	177	117
Advertising and business development	136	143
Data processing	664	740
Foreclosed assets, net	41	87
Federal deposit insurance and other regulatory assessments	293	126
Legal and other professional services	279	189
Other operating expenses	1,440	1,346
Total noninterest expense	9,794	8,706
Income before income taxes	8,698	4,632
Provision for income taxes	1,911	927
Net income	$6,787	$3,705

Basic net earnings per common share	$1.04	$0.57
Diluted net earnings per common share	$1.03	$0.56
Dividends per common share	$0.40	$0.36

The accompanying notes are an integral part of these financial statements.

RIVER FINANCIAL CORPORATION

Unaudited Consolidated Statements of Comprehensive Income

(in thousands)

	For the Three Months Ended
	March 31,
	2021	2020
Net income	$6,787	$3,705
Other comprehensive income (loss), net of tax:
Investment securities available-for-sale:
Net unrealized gains (losses)	(6,387)	5,509
Income tax effect	1,604	(1,383)
Reclassification adjustments for net (gains) losses realized in net income	(7)	46
Income tax effect	2	(12)
Other comprehensive income (loss), net of tax	(4,788)	4,160
Comprehensive income	$1,999	$7,865

The accompanying notes are an integral part of these financial statements.

RIVER FINANCIAL CORPORATION

Unaudited Consolidated Statements of Changes in Stockholders' Equity

(in thousands except share and per share data)

				Accumulated		Common
		Additional		Other		Stock	Total
	Common	Paid In	Retained	Comprehensive	Treasury	Related to	Stockholders'
	Stock	Capital	Earnings	Income	Stock	KSOP	Equity
Balance at December 31, 2020	$6,529	$100,707	$53,391	$8,310	$(757)	$(1,732)	$166,448
Net income	-	-	6,787	-	-	-	6,787
Other comprehensive loss, net of tax	-	-	-	(4,788)	-	-	(4,788)
Exercise of stock options and warrants (3,950 shares)	4	55	-	-	-	-	59
Sale of treasury shares (27,740 shares)	-	5	-	-	757	-	762
Dividends declared ($0.40 per share)	-	-	(2,612)	-	-	-	(2,612)
Stock-based compensation expense	-	46	-	-	-	-	46
Change for KSOP related shares	-	-	-	-	-	(629)	(629)
Balance at March 31, 2021	$6,533	$100,813	$57,566	$3,522	$-	$(2,361)	$166,073

The accompanying notes are an integral part of these financial statements.

RIVER FINANCIAL CORPORATION

Unaudited Consolidated Statements of Cash Flows

(in thousands)

	For the Three Months
	Ended March 31,
	2021	2020
Cash Flows From (Used For) Operating Activities:
Net Income	$6,787	$3,705
Adjustments to reconcile net income to net cash (used for) from operating activities:
Provision for loan losses	1,186	1,316
Provision for losses on foreclosed assets	30	30
Amortization of securities available-for-sale	1,705	554
Accretion of securities available-for-sale	(41)	(64)
Realized net (gain) loss on securities available-for-sale	(7)	46
Accretion of discount on acquired loans	(43)	(96)
Accretion of deferred loan fees / costs	(684)	(605)
Amortization of core deposit intangible asset	286	335
Stock-based compensation expense	46	55
Bank owned life insurance income	(269)	(199)
Depreciation and amortization of premises and equipment	368	354
(Gain) loss on sale of foreclosed assets	(10)	3
Deferred income tax benefit	(657)	(156)
(Increase) decrease in operating assets and (decrease) increase in operating liabilities:
Loans held-for-sale	10,650	(3,541)
Accrued interest receivable	244	(197)
Other assets	1,199	176
Accrued interest payable and other liabilities	220	(144)
Net cash from operating activities	21,010	1,572
Cash Flows From (Used For) Investing Activities:
Maturity of certificate of deposit	-	490
Sales of securities available-for-sale	4,383	5,275
Maturities, payments, calls of securities available-for-sale	32,919	16,829
Purchases of securities available-for-sale	(196,006)	(40,286)
Loan principal originations, net	(25,003)	(33,116)
Proceeds from sale of foreclosed assets	84	868
Purchases of premises and equipment	(1,237)	(380)
Sale (purchase) of restricted equity securities, net	295	(127)
Purchase of bank owned life insurance	(11,000)	-
Net cash used for investing activities	(195,565)	(50,447)
Cash Flows From (Used For) Financing Activities:
Net increase in deposits	175,099	49,791
Net decrease in securities sold under agreements to repurchase	(202)	(1,224)
Proceeds from issuance of subordinated debt, net of loan costs	39,298	-
Repayment of note payable	(20,392)	(824)
Proceeds from exercise of common stock options and warrants	59	141
Purchase of treasury stock	-	(492)
Sale of treasury stock	762	198
Cash dividends	(2,612)	(2,343)
Net cash from financing activities	192,012	45,247
Net Change In Cash And Cash Equivalents	17,457	(3,628)
Cash and Cash Equivalents At Beginning Of Period	60,268	45,455
Cash and Cash Equivalents At End Of Period	$77,725	$41,827

Supplemental Disclosures Of Cash Flows Information:
Cash Payments For:
Interest paid to depositors	$1,158	$2,056
Interest paid on borrowings	$463	$375
Non-cash investing and financing activities:
Transfer of loans to foreclosed assets	$41	$62

The accompanying notes are an integral part of these financial statements.

River Financial Corporation

Notes to Unaudited Consolidated Financial Statements

(amounts in thousands, except share and per share data)

Note 1 – Basis of Presentation

General

The unaudited consolidated financial statements include the accounts of River Financial Corporation (“River” or the “Company”) and its wholly owned subsidiary, River Bank & Trust (Bank). The Bank provides a full range of commercial and consumer banking services primarily in the Montgomery, Alabama metropolitan area, Autauga, Baldwin, Chilton, Coffee, Elmore, Etowah, Houston, Lee, Mobile, Morgan and Tallapoosa counties and surrounding counties in Alabama.  The Bank is primarily regulated by the Federal Deposit Insurance Corporation (FDIC) and undergoes periodic examinations by this regulatory agency and the Alabama Banking Department.  The Company is regulated by the Federal Reserve Bank (FRB) and is also subject to periodic examinations.

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

These interim consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and, therefore, certain information and note disclosures normally presented in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) have been omitted or abbreviated. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes as of December 31, 2020, which are contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

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

Note 2 – Reclassifications

Certain prior period amounts have been reclassified to conform to the presentation used in 2021. These reclassifications had no material effect on the operations, financial condition or cash flows of the Company.

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

The reconciliation of the components of the basic and diluted earnings per share is as follows (amounts in thousands):

	For the Three Months
	Ended March 31,
	2021	2020
Net earnings available to common shareholders	$6,787	$3,705
Weighted average common shares outstanding	6,519,747	6,500,387
Dilutive effect of stock options	67,716	79,670
Diluted common shares	6,587,463	6,580,057
Basic earnings per common share	$1.04	$0.57
Diluted earnings per common share	$1.03	$0.56

Note 4 – Investment Securities

The following table summarizes the amortized cost and fair value of securities available-for-sale and the corresponding amounts of unrealized gains and losses recognized in accumulated other comprehensive income (loss) at March 31, 2021 and December 31, 2020 (amounts in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2021:
Securities available-for-sale:
Residential mortgage-backed	$509,022	$4,220	$(3,680)	$509,562
U.S. govt. sponsored enterprises	28,667	943	-	29,610
State, county, and municipal	98,345	3,811	(478)	101,678
Corporate debt obligations	3,168	11	(102)	3,077
Totals	$639,202	$8,985	$(4,260)	$643,927

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2020:
Securities available-for-sale:
Residential mortgage-backed	$346,001	$5,034	$(438)	$350,597
U.S. govt. sponsored enterprises	34,963	1,272	(4)	36,231
State, county, and municipal	98,026	5,220	(17)	103,229
Corporate debt obligations	3,166	51	-	3,217
Totals	$482,156	$11,577	$(459)	$493,274

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

The following table summarizes securities with unrealized and unrecognized losses as of March 31, 2021 and December 31, 2020 aggregated by major security type and length of time in a continuous unrealized or unrecognized loss position (amounts in thousands):

	Less Than 12 Months		More Than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2021:
Securities available-for-sale:
Residential mortgage-backed	$278,158	$3,680	$-	$-	$278,158	$3,680
U.S. govt. sponsored enterprises	-	-	-	-	-	-
State, county & municipal	18,872	478	-	-	18,872	478
Corporate debt obligations	316	102	-	-	316	102
Totals	$297,346	$4,260	$-	$-	$297,346	$4,260

December 31, 2020:
Securities available-for-sale:
Residential mortgage-backed	$125,431	$438	$-	$-	$125,431	$438
U.S. govt. sponsored enterprises	2,496	4	-	-	2,496	4
State, county & municipal	2,945	17	-	-	2,945	17
Corporate debt obligations	-	-	-	-	-	-
Totals	$130,872	$459	$-	$-	$130,872	$459

As of March 31, 2021, management does not consider securities with unrealized losses to be other-than-temporarily impaired. The unrealized losses in each category have occurred as a result of changes in interest rates, market spreads and market conditions subsequent to purchase. The Company has the ability and intent to hold its securities for a period of time sufficient to allow for a recovery in fair value. There were no other-than-temporary impairments charged to earnings during the three months ended March 31, 2021 or 2020.  The Company owned a total of 73 securities with unrealized losses of $4.26 million at March 31, 2021. As of March 31, 2021 and December 31, 2020, securities with a carrying value of approximately $153.4 million and $129.0 million, respectively, were pledged to secure public deposits as required by law. At March 31, 2021 and December 31, 2020, the carrying value of securities pledged to secure repurchase agreements was approximately $22.9 million and $15.2 million, respectively.

During the three months ended March 31, 2021, the Company sold investment securities for proceeds of  $4.4 million and realized gains of $7 thousand.  During the three months ended March 31, 2020, the Company sold investment securities for proceeds of $5.3 million and realized losses of $46 thousand.

The amortized cost and estimated fair value of securities available-for-sale at March 31, 2021 and December 31, 2020, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities for residential mortgage backed securities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.  These securities are therefore not presented by maturity classification.

	March 31, 2021		December 31, 2020
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)		(In Thousands)
Securities available-for-sale
Less than 1 year	$10,514	$10,662	$7,443	$7,532
1 to 5 years	27,363	28,539	31,821	33,227
5 to 10 years	14,859	15,139	21,299	22,021
After 10 years	77,444	80,025	75,592	79,897
	130,180	134,365	136,155	142,677
Residential mortgage-backed securities	509,022	509,562	346,001	350,597
Totals	$639,202	$643,927	$482,156	$493,274

Note 5 – Loans, Allowance for Loan Losses and Credit Quality

Major classifications of loans at March 31, 2021 and December 31, 2020 are summarized as follows (amounts in thousands):

	March 31, 2021		December 31, 2020
	Amount	% of Total	Amount	% of Total
Residential real estate:
Closed-end 1-4 family - first lien	$258,733	21.7%	$252,528	21.6%
Closed-end 1-4 family - junior lien	7,826	0.7%	8,343	0.7%
Multi-family	10,972	0.9%	10,817	0.9%
Total residential real estate	277,531	23.3%	271,688	23.2%
Commercial real estate:
Nonfarm nonresidential	316,716	26.5%	317,279	27.1%
Farmland	38,527	3.2%	34,586	3.0%
Total commercial real estate	355,243	29.7%	351,865	30.1%
Construction and land development:
Residential	77,545	6.5%	71,784	6.1%
Other	83,979	7.0%	78,818	6.7%
Total construction and land development	161,524	13.5%	150,602	12.8%
Home equity lines of credit	41,675	3.5%	43,424	3.7%
Commercial loans:
Other commercial loans	289,382	24.3%	279,385	23.9%
Agricultural	27,104	2.3%	29,854	2.6%
State, county, and municipal loans	25,068	2.1%	25,922	2.2%
Total commercial loans	341,554	28.7%	335,161	28.7%
Consumer loans	43,123	3.6%	40,646	3.5%
Total gross loans	1,220,650	102.3%	1,193,386	102.0%
Allowance for loan losses	(18,028)	-1.5%	(16,803)	-1.4%
Net discounts	(883)	-0.1%	(1,010)	-0.1%
Net deferred loan fees	(7,457)	-0.7%	(5,794)	-0.5%
Net loans	$1,194,282	100.0%	$1,169,779	100.0%

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

The following describe risk characteristics relevant to each of the portfolio segments:

Real estate - As discussed below, the Company offers various types of real estate loan products.  All loans within this portfolio segment are particularly sensitive to the valuation of real estate:

Residential real estate and home equity lines of credit are repaid by various means such as through a borrower’s income, sale of the property, or rental income derived from the property.

Commercial real estate loans include both owner-occupied commercial real estate loans and other commercial real estate loans secured by income producing properties.  Owner-occupied commercial real estate loans to operating businesses are long-term financing of land and buildings.  These loans are repaid by cash flow generated from the business operation.  Real estate loans for income-producing properties such as office and industrial buildings and retail shopping centers are repaid from rent income derived from the properties.   Loans secured by farmland are repaid by various means such as through a borrower’s income, sale of the property, or rental income derived from the property.

Construction and land development loans are repaid through cash flow related to the operations, sale or refinance of the underlying property.  This portfolio class includes extensions of credit to real estate developers or investors where repayment is dependent on the sale of the real estate or income generated from the real estate collateral.

Commercial loans - The commercial loan portfolio segment includes commercial and industrial loans, agricultural loans and loans to states and municipalities.  These loans include those loans to commercial customers for use in normal business operations to finance working capital needs, equipment purchases, or expansion projects.  Loans are repaid by business cash flows or tax revenues.  Collection risk in this portfolio is driven by the creditworthiness of the underlying borrower, particularly by cash flows from the customers’ business operations.

Consumer loans - The consumer loan portfolio segment includes direct consumer installment loans, overdrafts and other revolving credit loans.  Loans in this portfolio are sensitive to unemployment and other key consumer economic measures.

The following tables present the balance in the allowance for loan losses by portfolio segment. It also includes the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method for the periods indicated below (amounts in thousands).  The acquired loans are not included in the allowance for loan losses calculation, as these loans are recorded at fair value and there has been no further indication of credit deterioration that would require an additional provision.

	Real Estate Mortgage Loans
			Construction	Home Equity
			and Land	Lines
Allowance for Loan Losses	Residential	Commercial	Development	Of Credit	Commercial	Consumer	Total
Balance - December 31, 2020	$1,676	$6,807	$1,749	$268	$5,897	$406	$16,803
Provision (credit) for loan losses	124	787	132	(13)	194	(38)	1,186
Loan charge-offs	-	-	-	-	(40)	(5)	(45)
Loan recoveries	-	31	-	-	38	15	84
Balance - March 31, 2021	$1,800	$7,625	$1,881	$255	$6,089	$378	$18,028

Ending balance:
Individually evaluated for impairment	$81	$-	$-	$-	$191	$77	$349
Collectively evaluated for impairment	1,719	7,625	1,881	255	5,898	301	17,679
Total	$1,800	$7,625	$1,881	$255	$6,089	$378	$18,028

Loans:
Individually evaluated for impairment	$957	$2,622	$267	$407	$291	$77	$4,621
Collectively evaluated for impairment	276,315	351,778	161,239	41,268	341,263	43,042	1,214,905
Acquired loans with deteriorated credit quality	259	843	18	-	-	4	1,124
Total	$277,531	$355,243	$161,524	$41,675	$341,554	$43,123	$1,220,650

	Real Estate Mortgage Loans
			Construction	Home Equity
			and Land	Lines
Allowance for Loan Losses	Residential	Commercial	Development	Of Credit	Commercial	Consumer	Total
Balance - December 31, 2019	$1,412	$3,601	$987	$344	$1,910	$425	$8,679
Provision (credit) for loan losses	(405)	1,714	414	(125)	(208)	(74)	1,316
Loan charge-offs	-	-	-	-	(62)	(62)	(124)
Loan recoveries	1	4	5	1	35	16	62
Balance - March 31, 2020	$1,008	$5,319	$1,406	$220	$1,675	$305	$9,933

Ending balance:
Individually evaluated for impairment	$34	$-	$-	$-	$300	$-	$334
Collectively evaluated for impairment	974	5,319	1,406	220	1,375	305	9,599
Total	$1,008	$5,319	$1,406	$220	$1,675	$305	$9,933

Loans:
Individually evaluated for impairment	$741	$2,464	$143	$314	$407	$-	$4,069
Collectively evaluated for impairment	240,801	310,454	124,133	46,193	176,020	39,775	937,376
Acquired loans with deteriorated credit quality	479	981	25	-	77	30	1,592
Total	$242,021	$313,899	$124,301	$46,507	$176,504	$39,805	$943,037

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

We have received requests from our borrowers for loan and lease deferrals and modifications including the deferral of principal payments or the deferral of principal and interest payments for terms generally around 90-180 days. Requests are evaluated individually and approved modifications are based on the unique circumstances of each borrower.  In total, the Bank placed approximately $167 million of loans on a loan deferral plan as part of COVID-19 modifications.  As of March 31, 2021, approximately $2.6 million of these loans remain on deferral. In accordance with Section 4013 of the CARES Act and the interagency statement, we have not accounted for such loans as TDRs, nor have we designated them as past due or nonaccrual.  The risk ratings for these loans are evaluated regularly and evaluated for impairment if deemed necessary.

The following table presents impaired loans by class of loans as of March 31, 2021 (amounts in thousands).  Purchased credit-impaired loans are not included in these tables because they are carried at fair value and accordingly have no related associated allowance.

Nonaccruing Impaired Loans	Unpaid Principal Balance	Recorded Investment	Impaired Loans With No Allowance	Impaired Loans With Allowance	Allowance for Loan Losses
Mortgage loans on real estate:
Residential real estate	$793	$793	$516	$277	$46
Commercial real estate	980	980	980	-	-
Construction and land development	267	267	267	-	-
Total mortgage loans on real estate	2,040	2,040	1,763	277	46
Home equity lines of credit	207	207	207	-	-
Commercial loans	167	167	-	167	166
Consumer loans	77	77	-	77	77
Total Loans	$2,491	$2,491	$1,970	$521	$289

Accruing Impaired Loans	Unpaid Principal Balance	Recorded Investment	Impaired Loans With No Allowance	Impaired Loans With Allowance	Allowance for Loan Losses
Mortgage loans on real estate:
Residential real estate	$164	$164	$103	$61	$35
Commercial real estate	1,642	1,642	1,642	-	-
Construction and land development	-	-	-	-	-
Total mortgage loans on real estate	1,806	1,806	1,745	61	35
Home equity lines of credit	200	200	200	-	-
Commercial loans	124	124	99	25	25
Consumer loans	-	-	-	-	-
Total Loans	$2,130	$2,130	$2,044	$86	$60

Total Impaired Loans	Unpaid Principal Balance	Recorded Investment	Impaired Loans With No Allowance	Impaired Loans With Allowance	Allowance for Loan Losses
Mortgage loans on real estate:
Residential real estate	$957	$957	$619	$338	$81
Commercial real estate	2,622	2,622	2,622	-	-
Construction and land development	267	267	267	-	-
Total mortgage loans on real estate	3,846	3,846	3,508	338	81
Home equity lines of credit	407	407	407	-	-
Commercial loans	291	291	99	192	191
Consumer loans	77	77	-	77	77
Total Loans	$4,621	$4,621	$4,014	$607	$349

The following table presents impaired loans by class of loans as of December 31, 2020 (amounts in thousands).  Purchased credit-impaired loans are not included in these tables because they are carried at fair value and accordingly have no related associated allowance.

Nonaccruing Impaired Loans	Unpaid Principal Balance	Recorded Investment	Impaired Loans With No Allowance	Impaired Loans With Allowance	Allowance for Loan Losses
Mortgage loans on real estate:
Residential real estate	$633	$633	$523	$110	$34
Commercial real estate	1,014	1,014	1,014	-	-
Construction and land development	432	432	432	-	-
Total mortgage loans on real estate	2,079	2,079	1,969	110	34
Home equity lines of credit	207	207	207	-	-
Commercial loans	-	-	-	-	-
Consumer loans	82	82	-	82	82
Total Loans	$2,368	$2,368	$2,176	$192	$116

Accruing Impaired Loans	Unpaid Principal Balance	Recorded Investment	Impaired Loans With No Allowance	Impaired Loans With Allowance	Allowance for Loan Losses
Mortgage loans on real estate:
Residential real estate	$166	$166	$104	$62	$36
Commercial real estate	2,070	2,070	2,070	-	-
Construction and land development	-	-	-	-	-
Total mortgage loans on real estate	2,236	2,236	2,174	62	36
Home equity lines of credit	201	201	201	-	-
Commercial loans	294	294	103	191	191
Consumer loans	-	-	-	-	-
Total Loans	$2,731	$2,731	$2,478	$253	$227

Total Impaired Loans	Unpaid Principal Balance	Recorded Investment	Impaired Loans With No Allowance	Impaired Loans With Allowance	Allowance for Loan Losses
Mortgage loans on real estate:
Residential real estate	$799	$799	$627	$172	$70
Commercial real estate	3,084	3,084	3,084	-	-
Construction and land development	432	432	432	-	-
Total mortgage loans on real estate	4,315	4,315	4,143	172	70
Home equity lines of credit	408	408	408	-	-
Commercial loans	294	294	103	191	191
Consumer loans	82	82	-	82	82
Total Loans	$5,099	$5,099	$4,654	$445	$343

The following table presents the average recorded investment in impaired loans and the interest income recognized on impaired loans in the three months ended March 31, 2021 and 2020 by loan category (amounts in thousands).

	Three Months Ended			Three Months Ended
	March 31, 2021			March 31, 2020
	Average	Ending		Average	Ending
	Recorded	Recorded	Interest	Recorded	Recorded	Interest
	Investment	Investment	Income	Investment	Investment	Income
Mortgage loans on real estate:
Residential real estate	$878	$957	$3	$667	$741	$5
Commercial real estate	2,854	2,622	23	2,384	2,464	25
Construction and land development	349	267	-	144	143	2
Total mortgage loans on real estate	4,081	3,846	26	3,195	3,348	32
Home equity lines of credit	407	407	2	314	314	1
Commercial loans	293	291	2	410	407	4
Consumer loans	79	77	-	-	-	-
Total Loans	$4,860	$4,621	$30	$3,919	$4,069	$37

The following tables present the aging of loans and non-accrual loans as of March 31, 2021 and December 31, 2020, by class of loans (amounts in thousands).

	Accruing Loans
As of March 31, 2021	Current	30-89 Days Past Due	90+ Days Past Due	Nonaccrual Loans	Total Loans
Mortgage loans on real estate:
Residential real estate	$275,121	$534	$101	$1,775	$277,531
Commercial real estate	353,041	386	73	1,743	355,243
Construction and land development	160,664	579	-	281	161,524
Total mortgage loans on real estate	788,826	1,499	174	3,799	794,298
Home equity lines of credit	41,165	265	-	245	41,675
Commercial loans	340,660	547	-	347	341,554
Consumer loans	42,747	113	-	263	43,123
Total Loans	$1,213,398	$2,424	$174	$4,654	$1,220,650

	Accruing Loans
As of December 31, 2020	Current	30-89 Days Past Due	90+ Days Past Due	Nonaccrual Loans	Total Loans
Mortgage loans on real estate:
Residential real estate	$268,650	$1,188	$386	$1,464	$271,688
Commercial real estate	349,677	388	12	1,788	351,865
Construction and land development	150,127	29	-	446	150,602
Total mortgage loans on real estate	768,454	1,605	398	3,698	774,155
Home equity lines of credit	43,069	109	-	246	43,424
Commercial loans	334,881	188	-	92	335,161
Consumer loans	40,205	213	-	228	40,646
Total Loans	$1,186,609	$2,115	$398	$4,264	$1,193,386

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

As of March 31, 2021 and December 31, 2020, and based on the most recent analysis performed as of those dates, the risk category of loans by class of loans is as follows (amounts in thousands):

As of March 31, 2021	Pass	Special Mention	Substandard	Doubtful	Total
Mortgage loans on real estate:
Residential real estate	$271,176	$4,149	$2,206	$-	$277,531
Commercial real estate	341,194	6,871	7,178	-	355,243
Construction and land development	160,306	817	401	-	161,524
Total mortgage loans on real estate	772,676	11,837	9,785	-	794,298
Home equity lines of credit	41,112	78	485	-	41,675
Commercial loans	333,386	6,763	1,405	-	341,554
Consumer loans	42,325	397	401	-	43,123
Total Loans	$1,189,499	$19,075	$12,076	$-	$1,220,650

As of December 31, 2020	Pass	Special Mention	Substandard	Doubtful	Total
Mortgage loans on real estate:
Residential real estate	$266,173	$3,616	$1,899	$-	$271,688
Commercial real estate	340,652	6,918	4,295	-	351,865
Construction and land development	149,625	407	570	-	150,602
Total mortgage loans on real estate	756,450	10,941	6,764	-	774,155
Home equity lines of credit	42,879	59	486	-	43,424
Commercial loans	327,913	6,809	439	-	335,161
Consumer loans	39,929	360	357	-	40,646
Total Loans	$1,167,171	$18,169	$8,046	$-	$1,193,386

Note 6 – Fair Value Measurements and Disclosures

The Company utilizes fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. Securities available-for-sale are recorded at fair value on a recurring basis. Additionally, from time to time, the Company may be required to record at fair value other assets on a nonrecurring basis, such as impaired loans, foreclosed assets, and repossessed assets. These nonrecurring fair value adjustments typically involve application of the lower of cost or market accounting or write-downs of individual assets.

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

The following is a description of valuation methodologies used for assets and liabilities recorded or disclosed at fair value:

Cash and cash equivalents – For disclosure purposes, for cash, due from banks, interest-bearing deposits and federal funds sold, the carrying amount is a reasonable estimate of fair value.

Certificates of deposit in banks – For disclosure purposes, the carrying amount of certificates of deposit is a reasonable estimate of fair value.

Securities available-for-sale – Securities available-for-sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, repayment assumptions and other factors such as credit loss assumptions. Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange, and U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter market funds. Level 2 securities include mortgage-backed securities issued by government sponsored enterprises and municipal bonds. Securities classified as Level 3 include asset-backed securities in less liquid markets.

Restricted equity securities – It is not practical to determine the fair value of restricted equity securities due to restrictions placed on transferability.

Loans and mortgage loans held-for-sale – The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. When a loan is identified as individually impaired, management measures impairment using one of three methods. These methods include collateral value, market value of similar debt, and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. As of March 31, 2021 and December 31, 2020, impaired loans were evaluated based on the fair value of the collateral. Impaired loans for which an allowance is established based on the fair value of collateral, or loans that were charged down according to the fair value of collateral, require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price, the Company records the impaired loan as nonrecurring Level 2. When the fair value is based on an appraised value, the Company records the impaired loan as nonrecurring Level 3.

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

Accrued interest receivable – For disclosure purposes, the fair value of the accrued interest on investments and loans is the carrying value.

         Foreclosed assets – Other real estate properties and miscellaneous repossessed assets are adjusted to fair value upon transfer of the loans to foreclosed assets. Subsequently, foreclosed assets are carried at the lower of carrying value or fair value. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. When the fair value of the collateral is based on an observable market price, the Company records the foreclosed asset as nonrecurring Level 2. When fair value is based on an appraised value or management’s estimate of value, the Company records the foreclosed asset as nonrecurring Level 3.

Deposit liabilities – For disclosure purposes, the fair value for demand deposits, savings accounts, and certain money market deposits is the amount payable on demand at the reporting date. Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered for deposits of similar remaining maturities.

Accrued interest payable – For disclosure purposes, the fair value of the accrued interest payable on deposits is the carrying value.

Securities sold under agreements to repurchase – For disclosure purposes, the carrying amounts of securities sold under agreements to repurchase approximate their fair values.

Federal Home Loan Bank advances – For disclosure purposes, the fair value of Federal Home Loan Bank advances is estimated using discounted cash flow analyses using interest rates offered for borrowings with similar maturities.

Federal funds purchased – For disclosure purposes, the fair value of federal funds purchased is the carrying value.

Note payable – For disclosure purposes, the carrying amount of the adjustable rate note payable approximates fair value.

Subordinated debentures – For disclosure purposes, the fair value is estimated using a discounted cash flow calculation that applies interest rates currently being offered for similar subordinated debenture offerings.

Commitments to extend credit and standby letters of credit – Because commitments to extend credit and standby letters of credit are generally short-term and made using variable rates, the carrying value and estimated fair value associated with these instruments are immaterial.

Assets and liabilities measured at fair value on a recurring basis – The only assets and liabilities measured at fair value on a recurring basis are our securities available-for-sale.  There were no transfers between levels during the period.  Information related to the Company’s assets and liabilities measured at fair value on a recurring basis at March 31, 2021 and December 31, 2020 is as follows: (amounts in thousands)

	Fair Value Measurements At Reporting Date Using:
March 31, 2021	Fair Value	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Securities available-for-sale:
Residential mortgage -backed	$509,562	$-	$509,562	$-
U.S. government sponsored enterprises	29,610	-	29,610	-
State, county, and municipal	101,678	-	101,678	-
Corporate debt obligations	3,077	-	3,077	-
Totals	$643,927	$-	$643,927	$-

	Fair Value Measurements At Reporting Date Using:
December 31, 2020	Fair Value	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Securities available-for-sale:
Residential mortgage -backed	$350,597	$-	$350,597	$-
U.S. government sponsored enterprises	36,231	-	36,231	-
State, county, and municipal	103,229	-	103,229	-
Corporate debt obligations	3,217	-	3,217	-
Totals	$493,274	$-	$493,274	$-

Assets measured at fair value on a nonrecurring basis – The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. (GAAP). These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a nonrecurring basis are included in the table below as of March 31, 2021 and December 31, 2020 (amounts in thousands):

	Fair Value Measurements At Reporting Date Using:
March 31, 2021	Fair Value	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$4,272	$-	$-	$4,272
Foreclosed assets	177	-	-	177
Totals	$4,449	$-	$-	$4,449

December 31, 2020	Fair Value	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$4,756	$-	$-	$4,756
Foreclosed assets	240	-	-	240
Totals	$4,996	$-	$-	$4,996

The Company has estimated the fair values of these assets using Level 3 inputs, specifically the appraised value of the collateral. Impaired loan balances represent those collateral dependent impaired loans where management has estimated the credit loss by comparing the loan’s carrying value against the expected realizable fair value of the impaired loan for the amount of the credit loss. The Company had no Level 3 assets measured at fair value on a recurring basis at March 31, 2021 and December 31, 2020. For Level 3 assets measured at fair value on a non-recurring basis as of March 31, 2021 and December 31, 2020 for the valuation technique, we used appraisals.  For the significant unobservable input, we used appraisal discounts and the weighted average input of 15-20% was used for the period ended March 31, 2021 and December 31, 2020.

The estimated fair values, and related carrying or notional amounts, of the Company’s financial instruments as of March 31, 2021 and December 31, 2020 are as follows (amounts in thousands):

		Estimated Fair Value
March 31, 2021	Carrying Amount	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$77,725	$77,725	$-	$-
Certificates of deposit in banks	4,155	-	4,155	-
Securities available-for-sale	643,927	-	643,927	-
Loans held-for-sale	13,354	-	13,354	-
Loans receivable	1,194,282	-	1,196,650	4,272
Accrued interest receivable	6,555	-	6,555	-
Bank owned life insurance	40,285	-	40,285	-
Restricted equity securities	1,482	-	-	1,482
Financial liabilities:
Deposits	1,828,734	-	1,794,764	-
Securities sold under agreements to repurchase	13,451	-	13,451	-
Subordinated debentures	39,298	-	38,563	-
Accrued interest payable	192	-	192	-

		Estimated Fair Value
December 31, 2020	Carrying Amount	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$60,268	$60,268	$-	$-
Certificates of deposit in banks	4,155	-	4,155	-
Securities available-for-sale	493,274	-	493,274	-
Loans held-for-sale	24,004	-	24,004	-
Loans receivable	1,169,779	-	1,184,010	4,756
Accrued interest receivable	6,799	-	6,799	-
Bank owned life insurance	29,016	-	29,016	-
Restricted equity securities	1,771	-	-	1,771
Financial liabilities:
Deposits	1,653,635	-	1,640,680	-
Securities sold under agreements to repurchase	13,653	-	13,653	-
Note payable	20,392	-	20,392	-
Accrued interest payable	455	-	455	-

The estimated fair values of the standby letters of credit and loan commitments on which the committed interest rate is less than the current market rate are insignificant as of March 31, 2021 and December 31, 2020.

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

Note 7 – Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, “Leases.” Under the new guidance, lessees will be required to recognize the following for all leases (with the exception of short-term leases): 1) a lease liability, which is the present value of a lessee’s obligation to make lease payments, and 2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Lessor accounting under the new guidance remains largely unchanged as it is substantially equivalent to existing guidance for sales-type leases, direct financing leases, and operating leases. Leveraged leases have been eliminated, although lessors can continue to account for existing leveraged leases using the current accounting guidance. Other limited changes were made to align lessor accounting with the lessee accounting model and the new revenue recognition standard. All entities will classify leases to determine how to recognize lease-related revenue and expense. Quantitative and qualitative disclosures will be required by lessees and lessors to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. The intention is to require enough information to supplement the amounts recorded in the financial statements so that users can understand more about the nature of an entity’s leasing activities. ASU No. 2016-02 is effective for interim and annual reporting periods beginning after December 15, 2018. All entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. As the Company elected the transition option provided in ASU No. 2018-11 (see below), the modified retrospective approach was applied on January 1, 2019 (as opposed to January 1, 2018). The Company also elected certain relief options offered in ASU 2016-02, including the package of practical expedients, the option not to separate lease and non-lease components and instead to account for them as a single lease component, and the option not to recognize right-of-use assets and lease liabilities that arise from short-term leases (i.e., leases with terms of twelve months or less). The Company did not elect the hindsight practical expedient, which allows entities to use hindsight when determining lease term and impairment of right-of-use assets. The Company has several lease agreements, such as branch locations, which are considered operating leases, and therefore, were not previously recognized on the Company’s consolidated statements of condition. The new guidance requires these lease agreements to be recognized on the consolidated statements of condition as a right-of-use asset and a corresponding lease liability. The new guidance did not have a material impact on the consolidated statements of income or the consolidated statements of cash flows of the Company. See Note 10 Leases for more information.

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

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326):  Measurement of Credit Losses on Financial Instruments”. The new guidance will apply to most financial assets measured at amortized cost and certain other instruments including loans, debt securities held to maturity, net investments in leases and off-balance-sheet credit exposures. The guidance will replace the current incurred loss accounting model that delays recognition of a loss until it is probable a loss has been incurred with an expected loss model that reflects expected credit losses based upon a broader range of estimates including consideration of past events, current conditions and supportable forecasts. The guidance also eliminates the current accounting model for purchased credit impaired loans and debt securities. For securities available for sale, credit losses are to be recognized as allowances rather than reductions in the amortized cost of the securities, which will require re-measurement of the related allowance at each reporting period. The guidance includes enhanced disclosure requirements intended to help financial statement users better understand estimates and judgments used in estimating credit losses. The guidance was previously effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. During 2019, the FASB approved to delay the implementation date for this ASU for small SEC reporting companies, from the first quarter of 2020 to the first quarter of 2023. Our implementation efforts continued throughout 2018, assessing credit loss forecasting models and processes against the new guidance. In the first quarter of 2019, we began running the expected loss model along with our current model. While we continue to evaluate the impact the new guidance will have on our financial position and results of operations, we currently expect the new guidance may result in an increase to our allowance for credit losses given the change to estimated losses over the contractual life of the loan portfolio. The amount of any change to our allowance is still under review and will depend, in part, upon the composition of our loan portfolio at the adoption date as well as economic conditions and loss forecasts at that date.

In March 2017, the FASB issued ASU 2017-08, “Receivables – Nonrefundable Fees and Other Costs (Subtopic 310-20), Premium Amortization on Purchased Callable Debt Securities”. The amendments shorten the amortization period for certain callable debt securities held at a premium. Specifically, the amendments require the premium to be amortized to the earliest call date. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. The amendments in this ASU are effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. The amendments should be applied on a modified retrospective basis, with a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The ASU did not have an impact on the Company’s financial position or results of operations.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers” (Topic 606), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers.  The ASU replaces most existing revenue recognition guidance in GAAP.  The new standard was effective for the Company on January 1, 2018.  Adoption of ASU 2014-09 did not have a material impact on the Company’s consolidated financial statements and related disclosures as the Company’s primary sources of revenues are derived from interest and dividends earned on loans, investment securities, and other financial instruments that are not within the scope of ASU 2014-09.  The Company’s revenue recognition pattern for revenue streams within the scope of ASU 2014-09, including but not limited to services charges on deposit accounts and credit card fees, did not change significantly from current practice.

Note 8 – Defined Contribution Plan

The Company provides a 401(k) employee stock ownership plan (KSOP), which covers substantially all of the Company’s employees who are eligible, as to age and length of service. A participant may elect to make contributions up to $19.5 thousand of the participant’s annual compensation in both 2021 and 2020. The Company makes contributions up to 3% of each participant’s annual compensation and the Company matches 50% of the next 2% contributed by the employee. Contributions to the plan by Company were approximately $163 thousand and $147 thousand for the three months ended March 31, 2021 and 2020, respectively.  Outstanding shares of the Company’s common stock allocated to participants at March 31, 2021 and December 31, 2020 totaled 105,977 and 83,316 shares respectively, and there were no unallocated shares. These shares are treated as outstanding for purposes of calculating earnings per share and dividends on these shares are included in the Consolidated Statements of Stockholders’ Equity.

The Company’s KSOP includes a put option for shares of the Company’s common stock distributed from the KSOP. Shares are distributed from the KSOP primarily to separate vested participants and certain eligible participants who elect to diversify their account balances. Since the Company’s common stock is not currently traded on an established securities market, if the owners of distributed shares desire to sell their shares, the Company is required to purchase the shares at fair value during two put option periods following the distribution of the shares from the KSOP. The first put option period is within sixty days following the distribution of the shares from the KSOP.  The second put option period begins on the first day of the fifth month of the plan year for a sixty day period. The fair value of distributed shares subject to the put option totaled $0 as of March 31, 2021 and December 31, 2020. The cost of the KSOP shares totaled $2.36 million and $1.73 million as of March 31, 2021 and December 31, 2020, respectively. Due to the Company’s obligation under the put option, the distributed shares and KSOP shares are classified as temporary equity in the mezzanine section of the consolidated statements of financial condition and totaled $2.36 million and $1.73 million as of March 31, 2021 and December 31, 2020, respectively. The fair value of the KSOP shares totaled $3.07 million and $2.42 million as of March 31, 2021 and December 31, 2020, respectively.

Note 9 – Loans Held for Sale

The Company has entered into agreements with secondary market investors to deliver loans on a “best efforts delivery” basis. When a rate is committed to a borrower, it is based on the best price that day and locked with the investor for the customer for a thirty day period. In the event the loan is not delivered to the investor, the Company has no risk or exposure with the investor. The fair values of the Company’s agreements with investors and rate lock commitments to customers as March 31, 2021 and December 31, 2020, respectively, were not material.

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

Lease Right-of-Use Assets	Classification on Consolidated Statement of Condition	March 31, 2021	December 31, 2020
Operating lease right-of-use assets	Other Assets	$1,573	$1,636

Lease Liabilities	Classification on Consolidated Statement of Condition	March 31, 2021	December 31, 2020
Operating lease liabilities	Accrued interest payable and other liabilities	$1,658	$1,720

The calculated amount of the ROU assets and lease liabilities in the table above are impacted by the length of the lease term and the discount rate used to present value the minimum lease payments. The Company’s lease agreements often include one or more options to renew at the Company’s discretion. If at lease inception the Company considers the exercising of a renewal option to be reasonably certain, the Company will include the extended term in the calculation of the ROU asset and lease liability. Regarding the discount rate, Topic 842 requires the use of the rate implicit in the lease whenever this rate is readily determinable. As this rate is rarely determinable, the Company utilizes its incremental borrowing rate at lease inception, on a collateralized basis, over a similar term. For operating leases existing prior to January 1, 2019, the rate for the remaining lease term as of January 1, 2019 was used.

	March 31, 2021	December 31, 2020
Weighted-average remaining lease term for operating leases	$6.35	6.47 Years
Weighted-average discount rate for operating leases	6.00%	6.00%

Future minimum payments for operating leases with initial or remaining terms of one year or more as of March 31, 2021 are as follows:

Operating Leases
April 1, 2021 - March 31, 2022	$355
April 1, 2022 - March 31, 2023	355
April 1, 2023 - March 31, 2024	355
April 1, 2024 - March 31, 2025	213
April 1, 2025 - March 31, 2026	184
Afterward	532
Total future minimum lease payments	1,994
Amounts representing interest	(336)
Present value of net future minimum lease payments	$1,658

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with our condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q, as well as our audited consolidated financial statements and related notes thereto for the year ended December 31, 2020, which are contained in the Annual Report on Form 10-K for the year ended December 31, 2020. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions that could cause actual results to differ materially from our expectations. Factors that could cause such differences are discussed in our 2020 Annual Report on Form 10-K under “Part I, Item 1A - Risk Factors.” We assume no obligation to update any of these forward-looking statements.

The following discussion pertains to our historical results on a consolidated basis.  However, because we conduct all of our material business operations through our subsidiaries, the discussion and analysis relates to activities primarily conducted at the subsidiary level.

All dollar amounts in the tables in this section are in thousands of dollars, except per share data, yields, percentages and rates or when specifically identified. As used in this Item, the words “we,” “us,” “our,” the “Company,” “RFC,” “River” and similar terms refer to River Financial Corporation and its consolidated affiliate, unless the context indicates otherwise.

Current Developments regarding COVID-19

As a result of the COVID-19 pandemic, and the potential adverse effects it may have on our customers, including our loan and depositor relationships, we continue to assess how such developments could affect our business and operations.   We have taken the following steps to operate in an environment that is safe for both our employees and customers (and the public in general) and have implemented guidelines and programs to assist our customers and help ensure the safe and sound operation of our Bank.

Daily Operations

1.  We have established social distancing policies in keeping with federal and state of Alabama guidelines to help ensure the health of our employees.  To the extent possible, we have encouraged our employees to work remotely, and we believe such steps have been welcomed by, and helpful to, our employees.

2.  Currently, our lobbies at our main office and branches and public areas are open to walk-in business and other in-person visits by customers.   As long as our social distancing policies are being complied with, customers may, among other things, have in-person meetings at our facilities and access to their safe deposit boxes. We have installed plexiglass in lobby areas for employees that have regular contact with customers and masks are available for both employees and customers as needed.

3.  Our drive through facilities at all our locations remain open for customer service, and we believe that the drive-through option for customers has worked well and minimized unnecessary contact or exposure.  All of our ATM locations are operative.

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

Paycheck Protection Program

The Bank has participated as a lender in the Small Business Administration’s (SBA) Paycheck Protection Program (PPP) as established by the Coronavirus Aid, Relief, and Economic Security (CARES) Act.  The PPP was established under the CARES Act to provide unsecured low interest rate loans to small businesses that have been impacted by the COVID-19 pandemic.  The PPP loans are 100% guaranteed by the SBA.  The loans have a fixed interest rate of 1% and payments of interest and principal are deferred until the earlier of the date the SBA remits the forgiveness amount to the lender, the forgiveness application is denied, or if no forgiveness application is filed, ten months from the end of the covered period. If originated before June 5, 2020, loans mature two years from origination and if origination occurs after June 5, 2020, loans mature five years from origination.  PPP loans are forgiven by the SBA (which makes forgiveness payments directly to the lender) to the extent the borrower uses the proceeds of the loan for certain purposes (primarily to fund payroll costs) during a certain time period following origination and maintains certain employee and compensation levels.  Lenders receive processing fees from the SBA for originating the PPP loans which are based on a percentage of the loan amount.  On December 27, 2020, legislation was enacted that renewed the PPP and allocated additional appropriations for both new first-time PPP loans under the existing PPP and second-draw PPP loans for certain eligible borrowers that had previously received a PPP loan. As of March 31, 2021, the Bank has made approximately 2,520 PPP loans in the aggregate amount of approximately $141.7 million still outstanding.

Our Business

We are a bank holding company headquartered in Prattville, Alabama. We engage in the business of banking through our wholly-owned banking subsidiary, River Bank & Trust, which we may refer to as the “Bank,” or “River Bank.” Through the Bank, we provide a broad array of financial services to businesses, business owners, professionals, and consumers. As of March 31, 2021, we operated eighteen full-service banking offices in Alabama in the cities of Montgomery, Prattville, Millbrook, Wetumpka, Auburn, Opelika, Gadsden, Alexander City, Daphne, Clanton, Dothan, Enterprise, Thorsby, and Mobile, Alabama.  We also have a loan production office in Decatur, Alabama.

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

Overview of First Quarter 2021 Results

Net income was $6.8 million in the quarter ended March 31, 2021, compared with $3.7 million in the quarter ended March 31, 2020. Several significant measures from the 2021 first quarter include:

•	Net interest margin (taxable equivalent) of 3.64%, compared with 3.97% for the first quarter of 2020.
•	Net interest income increase of $3.7 million for the quarter ended March 31, 2021, representing a 30.30% rate of increase over the quarter ended March 31, 2020.
•	Annualized return on average earning assets for the quarter ended March 31, 2021 of 1.50% compared with 1.18% for the quarter ended March 31, 2020.
•	Annualized return on average equity for the quarter ended March 31, 2021 of 15.99% compared with 9.98% for the quarter ended March 31, 2020.
•	Loan increase of $25.7 million during the quarter, representing a 8.67% annualized growth rate.
•	Securities available-for-sale increase of $150.7 million during the quarter, representing a 122.17% annualized increase for the quarter.
•	Deposit increase of $175.1 million during the quarter, representing a 42.35% annualized growth rate.
•	Stockholders’ equity decrease of $375.0 thousand during the quarter representing a 0.90% annualized decline.

•	Book value per share of $25.78 at March 31, 2021, compared with $25.87 per share at December 31, 2020.
•	Tangible book value per share of $20.95 at March 31, 2021, compared with $20.97 at December 31, 2020.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared based on the application of certain accounting policies, the most significant of which are described in the notes to the financial statements for the year ended December 31, 2020, which are contained in our Annual Report filed on Form 10-K. Certain of these policies require numerous estimates and strategic or economic assumptions that may prove inaccurate or subject to variation and may significantly affect our reported results and financial position for the current period or future periods. The use of estimates, assumptions, and judgment is necessary when financial assets and liabilities are required to be recorded at or adjusted to reflect fair value. Assets carried at fair value inherently result in more financial statement volatility. Fair values and information used to record valuation adjustments for certain assets and liabilities are based on quoted market prices or are provided by other independent third-party sources, when available. When such information is not available, management estimates valuation adjustments. Changes in underlying factors, assumptions or estimates in any of these areas could have a material impact on our future financial condition and results of operations.

The following briefly describes the more complex policies involving a significant amount of judgments about valuation and the application of complex accounting standards and interpretations.

Allowance for Loan Losses

We record estimated probable inherent credit losses in the loan portfolio as an allowance for loan losses. The methodologies and assumptions for determining the adequacy of the overall allowance for loan losses involve significant judgments to be made by management. Some of the more critical judgments supporting our allowance for loan losses include judgments about: creditworthiness of borrowers, estimated value of underlying collateral, assumptions about cash flow, determination of loss factors for estimating credit losses, and the impact of current events, conditions and other factors impacting the level of inherent losses. Under different conditions or using different assumptions, the actual or estimated credit losses that we may ultimately realize may be different than our estimates. In determining the allowance, we estimate losses on individual impaired loans, or groups of loans that are not impaired, where the probable loss can be identified and reasonably estimated. On a quarterly basis, we assess the risk inherent in our loan portfolio based on qualitative and quantitative trends in the portfolio, including the internal risk classification of loans, historical loss rates, changes in the nature and volume of the loan portfolio, industry or borrower concentrations, delinquency trends, detailed reviews of significant loans with identified weaknesses and the impact of local, regional and national economic factors on the quality of the loan portfolio. Based on this analysis, we may record a provision for loan losses in order to maintain the allowance at appropriate levels. For a more complete discussion of the methodology employed to calculate the allowance for loan losses, see note 1 to our consolidated financial statements for the year ended December 31, 2020, which are contained in our Annual Report on Form 10-K.

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

Income Taxes

Deferred income tax assets and liabilities are computed using the asset and liability method, which recognizes a liability or asset representing the tax effects, based on current tax law, of future deductible or taxable amounts attributable to events recognized in the financial statements. A valuation allowance may be established to the extent necessary to reduce the deferred tax asset to a level at which it is “more likely than not” that the tax assets or benefits will be realized. Realization of tax benefits depends on having sufficient taxable income, available tax loss carrybacks or credits, the reversing of taxable temporary differences and/or tax planning strategies within the reversal period, and whether current tax law allows for the realization of recorded tax benefits.

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

Comparison of the Results of Operations for the three months ended March 31, 2021 and 2020

The following is a narrative discussion and analysis of significant changes in our results of operations for the three months ended March 31, 2021 compared to the three months ended March 31, 2020.

Net Income

During the three months ended March 31, 2021, our net income was $6.8 million, compared to $3.7 million for the three months ended March 31, 2020, an increase of $3.1 million, or 83.18%.

The primary reason for the increase in net income for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020 was an increase in both net interest income and noninterest income. During this period in 2021, net interest income was $16.0 million compared to $12.3 million for the same period in 2020, an increase of $3.7 million, or 30.30%. This increase is a result of higher levels of loan volume and other earning assets from organic growth as well as from the recognition of origination fee income from the SBA Paycheck Protection Program. The increase in interest income was accompanied by a corresponding decrease in interest expense that resulted from deposit rate reductions during the period. Total noninterest income for the first three months of 2021 was $3.7 million compared to $2.4 million in the first three months of 2020. This increase was primarily the result of the $1.1 million increase in in secondary market mortgage origination income.  Total noninterest expense in the first three months of 2021 increased $1.1 million, or 12.50%, from the first three months of 2020. The most significant increase was an increase of $836 thousand in salaries and employee benefits.

Net Interest Income and Net Interest Margin Analysis

The largest component of our net income is net interest income – the difference between the income earned on interest earning assets and the interest paid on deposits and borrowed funds used to support assets. Net interest income divided by average interest earning assets represents our net interest margin. The major factors that affect net interest income and net interest margin are changes in volumes, the yield on interest earning assets and the cost of interest bearing liabilities. Our net interest margin can also be affected by economic conditions, the competitive environment, loan demand, and deposit flow. Management’s ability to respond to changes in these factors by using effective asset-liability management techniques is critical to maintaining the stability of the net interest margin and the primary source of earnings. This is discussed in greater detail under the heading “Interest Sensitivity and Market Risk”.

Comparison of net interest income for the three months ended March 31, 2021 and 2020

The following table shows, for the three months ended March 31, 2021 and 2020, the average balances of each principal category of our earning assets and interest bearing liabilities and the average taxable equivalent yields on assets and average costs of liabilities. These yields and costs are calculated by dividing the income or expense by the average daily balance of the associated assets or liabilities (amounts in thousands).

	Three Months Ended March 31, 2021			Three Months Ended March 31, 2020
		Interest			Interest
	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Yield/Rate	Balance	Expense	Yield/Rate
Interest earning assets
Loans	$1,186,902	$15,493	5.29%	$920,521	$12,732	5.55%
Mortgage loans held for sale	22,997	113	1.99%	5,314	41	3.11%
Investment securities:
Taxable securities	447,447	1,363	1.24%	230,420	1,431	2.49%
Tax-exempt securities	88,808	677	3.09%	67,136	557	3.33%
Interest bearing balances in other banks	48,034	29	0.24%	34,986	130	1.50%
Federal funds sold	11,501	7	0.25%	-	-	0.00%
Total interest earning assets	$1,805,689	$17,682	3.97%	$1,258,377	$14,891	4.75%

Interest bearing liabilities
Interest bearing transaction accounts	$395,624	$82	0.08%	$273,852	$225	0.33%
Savings and money market accounts	579,361	380	0.27%	368,525	748	0.81%
Time deposits	277,970	657	0.96%	247,303	1,093	1.77%
Short-term debt	11,263	3	0.10%	7,158	7	0.41%
Subordinated debt	9,333	102	4.25%	-	-	0.00%
Note payable	16,453	246	6.18%	23,374	355	6.26%
Total interest bearing liabilities	$1,290,004	$1,470	0.46%	$920,212	$2,428	1.06%
Noninterest-bearing funding of earning assets	515,685	-	0.00%	338,165	-	0.00%
Total cost of funding earning assets	$1,805,689	$1,470	0.33%	$1,258,377	$2,428	0.77%
Net interest rate spread			3.51%			3.69%
Net interest income/margin (taxable equivalent)		$16,212	3.64%		$12,463	3.97%
Tax equivalent adjustment		(194)			(170)
Net interest income/margin		$16,018	3.60%		$12,293	3.96%

The following table reflects, for the three months ended March 31, 2021 and 2020, the changes in our net interest income due to variances in the volume of interest earning assets and interest bearing liabilities and variances in the associated rates earned or paid on these assets and liabilities (amounts in thousands).

	Three Months Ended March 31, 2021 vs.
	Three Months Ended March 31, 2020
		Variance
		due to
	Volume	Yield/Rate	Total
Interest earning assets
Loans	$3,522	$(761)	$2,761
Mortgage loans held for sale	136	(64)	72
Investment securities:
Taxable securities	1,311	(1,379)	(68)
Tax-exempt securities	173	(53)	120
Interest bearing balances in other banks	48	(149)	(101)
Federal funds sold	-	7	7
Total interest earning assets	$5,190	$(2,399)	$2,791

Interest bearing liabilities
Interest bearing transaction accounts	$99	$(242)	$(143)
Savings and money market accounts	421	(789)	(368)
Time deposits	133	(569)	(436)
Short-term debt	5	(9)	(4)
Subordinated debentures	4	98	102
Note payable	(102)	(7)	(109)
Total interest bearing liabilities	$560	$(1,518)	$(958)

Net interest income
Net interest income (taxable equivalent)	$4,630	$(881)	$3,749
Taxable equivalent adjustment	(40)	16	(24)
Net interest income	$4,590	$(865)	$3,725

Total interest income for the three months ended March 31, 2021 was $17.5 million and total interest expense was $1.5 million, resulting in net interest income of $16.0 million for the period. For the same period of 2020, total interest income was $14.7 million and total interest expense was $2.4 million, resulting in net interest income of $12.3 million for the period. This represents a 30.30% increase in net interest income when comparing the same period from 2021 and 2020. When comparing the variances related to interest income for the three months ended March 31, 2021 and 2020, the increase was primarily attributed to increases in average volumes in loans and investment securities as well as from the recognition of origination fee income from the SBA Paycheck Protection Program. The volume related increase in interest income for the three months ended March 31, 2021 was accompanied by a decrease in the yield on loans and investment securities.  When comparing variances related to interest expense for the three months ended March 31, 2021 and 2020, the decrease primarily resulted from a decrease in deposit rates beginning in 2020 and continuing into 2021. This decrease was partially offset by an increase in the average volume of non-maturity deposits and time deposits.

Provision for Loan Losses

The provision for loan losses represents a charge to earnings necessary to establish an allowance for loan losses that, in management’s evaluation, is adequate to provide coverage for estimated losses on outstanding loans and to provide for uncertainties in the economy. As a result of evaluating the allowance for loan losses at March 31, 2021, management recorded a provision of $1.2 million in the first quarter of 2021 compared to a provision of $1.3 million in the first quarter of 2020. The provision allocated was primarily related to sustained economic uncertainty caused by the COVID-19 pandemic as well as the continued loan growth from March 31, 2020 to March 31, 2021.

The allowance for loan losses is increased by a provision for loan losses, which is a charge to earnings, and it is decreased by loan charge-offs and increased by recoveries on loans previously charged off. In determining the adequacy of the allowance for loan losses, we consider our historical loan loss experience, the general economic environment, our overall portfolio composition and other relevant information. As these factors change, the level of loan loss provision changes.  When individual loans are evaluated for impairment and impairment is deemed necessary, a specific allowance is required for the impaired portion of the loan amount. Subsequent changes in the impairment amount will generally cause corresponding changes in the allowance related to the impaired loan and corresponding changes to the loan loss provision. As of March 31, 2021, the recorded allowance related to impaired loans was $349 thousand. As of March 31, 2020, the recorded allowance related to impaired loans was $334 thousand.

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

The following table sets forth the principal components of noninterest income for the periods indicated (amounts in thousands).

	For the Three Months
	Ended March 31,
	2021	2020
Service charges and fees	$1,342	$1,302
Investment brokerage revenue	63	35
Mortgage operations	1,848	734
Bank owned life insurance income	269	199
Net gain (loss) on sale of investment securities	7	(46)
Other noninterest income	131	137
Total noninterest income	$3,660	$2,361

Noninterest income for the three months ended March 31, 2021 was $3.7 million compared to $2.4 million for the same period in 2020.  The most significant increase was a $1.1 million increase in secondary market mortgage operations income.  Activity within the secondary market continues to be high due to the low interest rate environment.

Noninterest Expense

Noninterest expenses consist primarily of salaries and employee benefits, building occupancy and equipment expenses, advertising and promotion expenses, data processing expenses, legal and professional services and miscellaneous other operating expenses.

The following table sets forth the principal components of noninterest expense for the periods indicated (amounts in thousands).

	For the Three Months
	Ended March 31,
	2021	2020
Salaries and employee benefits	$5,915	$5,079
Occupancy expenses	574	581
Equipment rentals, depreciation, and maintenance	275	298
Telephone and communications	177	117
Advertising and business development	136	143
Data processing	664	740
Foreclosed assets, net	41	87
Federal deposit insurance and other regulatory assessments	293	126
Legal and other professional services	279	189
Other operating expense	1,440	1,346
Total noninterest expense	$9,794	$8,706

Noninterest expense for the three months ended March 31, 2021 totaled $9.8 million compared with $8.7 million for the same period of 2020. The overall increase was primarily a result of increases in salaries and employee benefits. Salaries and employee benefits increased $836 thousand, or 16.46%, to $5.9 million in the first quarter of 2021 from $5.1 million in the first quarter of 2020. The number of full-time equivalent employees increased from approximately 221 at March 31, 2020 to approximately 237 at March 31, 2021 for an increase of approximately 7.24%. There was also a $167 thousand increase in Federal deposit insurance and other regulatory assessments for the three months ended March 31, 2021 compared to the same period of 2020. The increase in federal deposit insurance and other regulatory assessments was due to the tremendous deposit growth over the last year.

Provision for Income Taxes

We recognized income tax expense of $1.9  million for the three months ended March 31, 2021, compared to $927 thousand for the three months ended March 31, 2020. The increase of $984 thousand, or 106.15%, resulted from the increase in net income before taxes of $4.1 million in the first three months of 2021 as compared to the first three months of 2020. The effective tax rate for the three months ended March 31, 2021 was 22.0% compared to 20.0% for the same period in 2020. The effective tax rate is affected by levels of items of income that are not subject to federal and/or state taxation and by levels of items of expense that are not deductible for federal and/or state income tax purposes.

Comparison of Financial Condition at March 31, 2021 and December 31, 2020

Overview

Our total assets increased $194.3 million, or 10.42%, from December 31, 2020 to March 31, 2021. Loans, net of deferred fees and discounts, increased $25.7 million, or 2.2%, from December 31, 2020 to March 31, 2021. Securities available-for-sale increased by $150.7 million, or 30.54%, from December 31, 2020 to March 31, 2021. Cash and cash equivalents increased $17.5 million, or 28.97% from December 31, 2020 to March 31, 2021. Total deposits increased $175.1 million, or 10.59%, from December 31, 2020 to March 31, 2021 which funded our loan growth and purchase of securities.  Total stockholders’ equity decreased $375 thousand, or -0.23% from December 31, 2020 to March 31, 2021 primarily due to a decrease in the net unrealized gain on securities available-for-sale and due to the dividend paid in the first quarter. These decreases were partially offset by strong earnings for the quarter.

Investment Securities

We use our securities portfolio primarily to enhance our overall yield on interest-earning assets, as a source of liquidity, as a tool to manage our balance sheet sensitivity and regulatory capital ratios, and as a base from which to pledge assets for public deposits. When our liquidity position exceeds current our needs and our expected loan demand, other investments are considered as a secondary earnings alternative. As investments mature or pay down, they are used to meet current cash needs, or they are reinvested to maintain our desired liquidity position. We have historically designated all our securities as available-for-sale to provide flexibility in case an immediate need for liquidity arises, and we believe that the composition of the portfolio offers needed flexibility in managing our liquidity position and interest rate sensitivity without adversely impacting our regulatory capital levels. Securities available-for-sale are reported at fair value, with unrealized gains or losses reported as a separate component of other comprehensive income, net of deferred taxes. Purchase premiums and discounts are recognized in income using the interest method over the terms of the securities.

During the three months ended March 31, 2021, we purchased investment securities totaling $196.0 million and sold investment securities with proceeds received of $4.4 million including net realized gains of $7 thousand.

The following tables summarize the amortized cost, gross unrealized gains, gross unrealized losses, and fair value of securities available-for-sale at March 31, 2021 and December 31, 2020 (amounts in thousands).

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2021:
Securities available-for-sale:
Residential mortgage-backed	$509,022	$4,220	$(3,680)	$509,562
U.S. govt. sponsored enterprises	28,667	943	-	29,610
State, county, and municipal	98,345	3,811	(478)	101,678
Corporate debt obligations	3,168	11	(102)	3,077
Totals	$639,202	$8,985	$(4,260)	$643,927

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2020:
Securities available-for-sale:
Residential mortgage-backed	$346,001	$5,034	$(438)	$350,597
U.S. govt. sponsored enterprises	34,963	1,272	(4)	36,231
State, county, and municipal	98,026	5,220	(17)	103,229
Corporate debt obligations	3,166	51	-	3,217
Totals	$482,156	$11,577	$(459)	$493,274

Loans

Loans are the largest category of interest earning assets and typically provide higher yields than other types of interest earning assets. Associated with the higher loan yields are the inherent credit and liquidity risks which management attempts to control and counterbalance. Total loans averaged $1.19 billion during the three months ended March 31, 2021, or 65.7% of average interest earning assets, as compared to $920.5 million, or 73.2% of average interest earning assets, for the three months ended March 31, 2020. At March 31, 2021, total loans, net of deferred loan fees and discounts, were $1.21 billion, compared to $1.19 billion at December 31, 2020, an increase of $25.7 million, or 2.2%

The organic, or non-acquired, growth in our loan portfolio is attributable to our ability to attract new customers from other financial institutions and overall growth in our markets. Much of our loan growth has come from moving customers from other financial institutions to River Bank. We have also been successful in building banking relationships with new customers. We have hired several new bankers in the markets that we serve, and these employees have been successful in transitioning their former clients and attracting new clients to River Bank. Our bankers are expected to be involved in their communities and to maintain business development efforts to develop relationships with clients, and our philosophy is to be responsive to customer needs by providing decisions in a timely manner. In addition to our business development efforts, many of the markets that we serve have shown signs of economic recovery over the last few years.

The following table provides a summary of the loan portfolio as of March 31, 2021, and December 31, 2020.

	March 31, 2021		December 31, 2020
	Amount	% of Total	Amount	% of Total
Residential real estate:
Closed-end 1-4 family - first lien	$258,733	21.7%	$252,528	21.6%
Closed-end 1-4 family - junior lien	7,826	0.7%	8,343	0.7%
Multi-family	10,972	0.9%	10,817	0.9%
Total residential real estate	277,531	23.3%	271,688	23.2%
Commercial real estate:
Nonfarm nonresidential	316,716	26.5%	317,279	27.1%
Farmland	38,527	3.2%	34,586	3.0%
Total commercial real estate	355,243	29.7%	351,865	30.1%
Construction and land development:
Residential	77,545	6.5%	71,784	6.1%
Other	83,979	7.0%	78,818	6.7%
Total construction and land development	161,524	13.5%	150,602	12.8%
Home equity lines of credit	41,675	3.5%	43,424	3.7%
Commercial loans:
Other commercial loans	289,382	24.3%	279,385	23.9%
Agricultural	27,104	2.3%	29,854	2.6%
State, county, and municipal loans	25,068	2.1%	25,922	2.2%
Total commercial loans	341,554	28.7%	335,161	28.7%
Consumer loans	43,123	3.6%	40,646	3.5%
Total gross loans	1,220,650	102.3%	1,193,386	102.0%
Allowance for loan losses	(18,028)	-1.5%	(16,803)	-1.4%
Net discounts	(883)	-0.1%	(1,010)	-0.1%
Net deferred loan fees	(7,457)	-0.7%	(5,794)	-0.5%
Net loans	$1,194,282	100.0%	$1,169,779	100.0%

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

Real estate loans are the largest component of our loan portfolio and include residential real estate loans, commercial real estate loans, and construction and land development loans. At March 31, 2021, this category totaled $794.3 million, or 65.07% of total gross loans, compared to $774.2 million, or 64.87%, at December 31, 2020. Real estate loans increased $20.1 million, or 2.60%, during the period December 31, 2020 to March 31, 2021. Commercial loans increased $6.4 million, or 1.91% during the same period. Our management team and lending officers have a great deal of experience and expertise in real estate lending and commercial lending.

The federal regulatory agencies recently issued two “guidance” documents that have a significant impact on real estate related lending and, thus, on the operations of the Bank. One part of the guidance could require lenders to restrict lending secured primarily by certain categories of commercial real estate to a level of 300% of their capital or to raise additional capital. This factor, combined with the current economic environment, could affect the Bank’s lending strategy away from, or to limit its expansion of, commercial real estate lending, which has been a material part of River Financial Corporation’s lending strategy. This could also have a negative impact on our lending and profitability. Management actively monitors the composition of the Bank’s loan portfolio, focusing on concentrations of credit, and the results of that monitoring activity are periodically reported to the Board of Directors.

The other guidance relates to the structuring of certain types of mortgages that allow negative amortization of consumer mortgage loans. Although the Bank does not engage at present in lending using these types of instruments, the guidance could have the effect of making the Bank less competitive in consumer mortgage lending if the local market is driving the demand for such an offering.

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

Management utilizes a review process for the loan portfolio to identify loans that are deemed to be impaired. A loan is considered impaired when it is probable that the Bank will be unable to collect the scheduled payments of principal and interest due under the contractual terms of the loan agreement or when the loan is deemed to be a troubled debt restructuring. For loans and loan relationships deemed to be impaired that are $100 thousand or greater, management determines the estimated value of the underlying collateral, less estimated costs to acquire and sell the collateral, or the estimated net present value of the cash flows expected to be received on the loan or loan relationship. These amounts are compared to the current investment in the loan and a specific allowance for the deficiency, if any, is specifically included in the analysis of the allowance for loan losses. For loans and loan relationships less than $100 thousand that are deemed to be impaired, management applies a general loss factor of 15% and includes that amount in the analysis of the allowance for loan losses rather than specifically measuring the impairment for each loan or loan relationship.

All other loans are deemed to be unimpaired and are grouped into various homogeneous risk pools primarily utilizing regulatory reporting classification codes. The Bank’s historical loss factors are calculated for each of the risk pools based on the percentage of net losses experienced as a percentage of the average loans outstanding. The time periods utilized in these historical loss factor calculations are subjective and vary according to management’s estimate of the impact of current economic cycles. As every loan has a risk of loss, minimum loss factors are estimated based on long term trends for the Bank, the banking industry, and the economy. The greater of the calculated historical loss factors or the minimum loss factors are applied to the unimpaired loan amounts currently outstanding for the risk pool and included in the analysis of the allowance for loan losses. In addition, certain qualitative adjustments may be included by management as additional loss factors. These adjustments may include, among other things, changes in loan policy, loan administration, loan geographic or industry concentrations, loan growth rates, and experience levels of our lending officers.  Although we have not seen any significant changes in credit quality as a result of the pandemic, management has added several significant qualitative adjustments to our allowance for loan loss calculation that are related to the uncertainties of how the pandemic will affect our loan quality.  As a result of these qualitative adjustments, our provision for loan losses and the allowance for loan losses has increased significantly during the first quarter.  The loss allocations for specifically impaired loans, smaller impaired loans not specifically measured for impairment, and unimpaired loans are totaled to determine the total required allowance for loan losses. This total is compared to the current allowance on the Bank’s books and adjustments made accordingly by a charge or credit to the provision for loan losses.

Management believes the data it uses in determining the allowance for loan losses is sufficient to estimate potential losses in the loan portfolio; however, actual results could differ from management’s estimate.

The following table presents a summary of changes in the allowance for loan losses for the periods indicated (amounts in thousands).

	As of and for the
	Three Months Ended:
	March 31,	March 31,
	2021	2020
Allowance for loan losses at beginning of period	$16,803	$8,679
Charge-offs:
Mortgage loans on real estate:
Residential real estate	-	-
Commercial real estate	-	-
Construction and land development	-	-
Total mortgage loans on real estate	-	-
Home equity lines of credit	-	-
Commercial	40	62
Consumer	5	62
Total	45	124

Recoveries:
Mortgage loans on real estate:
Residential real estate	-	1
Commercial real estate	31	4
Construction and land development	-	5
Total mortgage loans on real estate	31	10
Home equity lines of credit	-	1
Commercial	38	35
Consumer	15	16
Total	84	62

Net charge-offs (recoveries)	(39)	62
Provision for loan losses	1,186	1,316
Allowance for loan losses at end of period	$18,028	$9,933

Total loans outstanding, net of deferred loan fees	1,212,310	939,477
Average loans outstanding, net of deferred loan fees	1,186,902	920,521
Allowance for loan losses to period end loans	1.49%	1.06%
Net charge-offs (recoveries) to average loans (annualized)	-0.01%	0.03%

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

	March 31, 2021		December 31, 2020
		Percent of		Percent of
	Amount	Total	Amount	Total
Mortgage loans on real estate:
Residential real estate	$1,800	10.0%	$1,676	10.0%
Commercial real estate	7,625	42.3%	6,807	40.5%
Construction and land development	1,881	10.4%	1,749	10.4%
Total mortgage loans on real estate	11,306	62.7%	10,232	60.9%
Home equity lines of credit	255	1.4%	268	1.6%
Commercial	6,089	33.8%	5,897	35.1%
Consumer	378	2.1%	406	2.4%
Total	$18,028	100.0%	$16,803	100.0%

Nonperforming Assets

The following table presents our nonperforming assets as of the dates indicated (amounts in thousands):

	March 31,		December 31,
	2021	2020	2020
Nonaccrual loans	$4,654	$2,945	$4,264
Accruing loans past due 90 days or more	174	-	398
Total nonperforming loans	4,828	2,945	4,662
Foreclosed assets	177	565	240
Total nonperforming assets	$5,005	$3,510	$4,902

Allowance for loan losses to period end loans	1.49%	1.06%	1.42%
Allowance for loan losses to period end nonperforming loans	373.41%	337.28%	360.42%
Net charge-offs (recoveries) to average loans (annualized)	-0.01%	0.03%	0.05%
Nonperforming assets to period end loans and foreclosed property	0.41%	0.37%	0.41%
Nonperforming loans to period end loans	0.40%	0.31%	0.39%
Nonperforming assets to total assets	0.24%	0.25%	0.26%
Period end loans	1,212,310	939,477	1,186,582
Period end total assets	2,058,927	1,417,421	1,864,650
Allowance for loan losses	18,028	9,933	16,803
Average loans for the period	1,186,902	920,521	1,087,007
Net charge-offs for the period	(39)	62	491
Period end loans plus foreclosed property	1,212,487	940,042	1,186,822

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

The following table details the composition of our deposit portfolio as of March 31, 2021, and December 31, 2020.

	March 31, 2021		December 31, 2020
		Percent of		Percent of
	Amount	Total	Amount	Total
Demand deposits, non-interest bearing	$510,754	28.0%	$436,885	26.4%
Demand deposits, interest bearing	436,059	23.8%	377,745	22.8%
Money market accounts	497,661	27.2%	473,714	28.6%
Savings deposits	100,165	5.5%	89,914	5.4%
Time certificates of $250 thousand or more	102,241	5.6%	96,839	5.9%
Other time certificates	181,854	9.9%	178,538	10.9%
Totals	$1,828,734	100.0%	$1,653,635	100.0%

Total deposits were $1.83 billion at March 31, 2021, an increase of $175.1 million from December 31, 2020 with the increase resulting mainly in the balances of money market accounts and demand deposit accounts. Some of our demand deposit accounts are seasonal and have expected balance fluctuations. The seasonality of these demand deposits is related to property tax collections and to agricultural production. However, the third round of stimulus checks were sent out in mid-March which led to an increase in deposits from year-end when we would normally see a decrease from year-end.

The following table presents the Bank’s time certificates of deposits by various maturities as of March 31, 2021 (amounts in thousands).

	All Time Deposits	Time Deposits $100 or more	Time Deposits less than $100
Three months or less	$55,352	$37,156	$18,196
Greater than three months through six months	72,579	53,724	18,855
Greater than six months through one year	100,769	71,520	29,249
Greater than one year through three years	32,308	21,520	10,788
Greater than three years	23,087	17,760	5,327
Total	$284,095	$201,680	$82,415

Other Funding Sources

We supplement our deposit funding with wholesale funding when needed for balance sheet planning and management or when the terms are attractive and will not disrupt our offering rates in our markets. A source we have used for wholesale funding is the Federal Home Loan Bank of Atlanta (FHLB). The line of credit with the FHLB is secured by pledges of various loans in our loan portfolio. At March 31, 2021, the FHLB line of credit available was $230.2 million and at December 31, 2020 it was $214.4 million. As of March 31, 2021 and December 31, 2020, we have no Federal Home Loan Bank advances outstanding.  We also have lines of credit for federal funds borrowings with other banks that totaled $38.5 million at March 31, 2021 and December 31, 2020, respectively. Furthermore, we have pledged certain loans to the Federal Reserve Bank (FRB) to secure a line of credit. At March 31, 2021, the FRB line of credit available was $125.9 million and at December 31, 2020, the FRB line of credit available was $123.3 million. We have never drawn on the FRB line of credit and consider it a contingency line of credit to be used only for emergency liquidity management.

On October 31, 2018, the Company entered into a loan agreement with CenterState Bank for $27 million.  The loan proceeds were drawn and received by the Company on October 31, 2018.  The loan proceeds were used to fund the payment of the cash consideration to the PSB Bancshares, Inc. shareholders of $24.5 million in accordance with the PSB merger agreement and for general corporate purposes.  The loan carried a fixed interest rate of 6%.  The loan was secured by all of the common stock of the Bank.  The balance at December 31, 2020 was $20.4 million.  This note was paid off in March 2021 when the Company issued a private placement of $40 million fixed-to-floating rate subordinated debentures in March 2021.  Details of the subordinated debentures that were issued are outlined below.

On March 9, 2021, River Financial Corporation (“the Company”) entered into a Subordinated Note Purchase Agreement (the “Purchase Agreement”) with the purchasers signatory thereto providing for a private placement of $40 million in aggregate principal amount of 4.00% fixed-to-floating rate Subordinated Notes due March 15, 2031 (the “Notes”).  The Notes were issued by the Company to the purchasers at a price equal to 100% of their face amount.   Interest on the Notes will accrue from March 9, 2021, and the Company will pay interest semi-annually on March 15th and September 15th of each year, beginning on September 15, 2021, until the Notes mature. The Notes will bear interest at a fixed rate of 4.00% per year, from and including March 9, 2021 to, but excluding, March 15, 2026.  From and including March 15, 2026, but excluding the maturity date or early redemption date, the interest rate will reset quarterly at a variable rate equal to the then current three-month term SOFR plus 342 basis points.  The Notes may not be prepaid by the Company prior to March 15, 2026. From and after March 15, 2026, the Company may prepay all or, from time to time, any part of the Notes at 100% of the principal amount (plus accrued interest) without penalty, subject to any requirement under Federal Reserve Board regulations to obtain prior approval from the Board of Governors of the Federal Reserve System before making any prepayment. The Notes may also be prepaid by the Company at any time after the occurrence of an event that would preclude the Notes from being included in the Tier 2 Capital of the Company.  The Purchase Agreement contains customary representations and warranties, events of default, and affirmative and negative covenants, including the requirement that, subject to certain limitations, the Company restructure any portion of the Notes that ceases to be deemed Tier 2 Capital. The Company used approximately $19.7 million of the net proceeds from the issuance of the Notes to pay off its note with CenterState Bank dated October 31, 2018, including interest accrued on such notes, and the remaining proceeds for general corporate purposes, including providing capital to support the organic growth of its bank subsidiary, River Bank.

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

Cash and cash equivalents at March 31, 2021 and December 31, 2020, were $77.7 million and $60.3 million, respectively. Based on recorded cash and cash equivalents, management believes River Financial Corporation’s liquidity resources were sufficient at March 31, 2021 to fund loans and meet other cash needs as necessary.

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

Financial instruments whose contract amount represents credit risk at March 31, 2021 and December 31, 2020 were as follows  (amounts in thousands):

	March 31, 2021	December 31, 2020
Commitments to extend credit	$261,067	$246,700
Stand-by and performance letters of credit	2,806	2,659
Total	$263,873	$249,359

Contractual Obligations

While our liquidity monitoring and management considers both present and future demands for and sources of liquidity, the following table of contractual commitments focuses only on future obligations as of March 31, 2021 (amounts in thousands).

		Due after 1	Due after 3
	Due in 1	through	through	Due after
	year or less	3 years	5 years	5 years	Total
Deposits without a stated maturity	$1,544,639	$-	$-	$-	$1,544,639
Certificates of deposit of less than $100	66,300	10,788	5,292	35	82,415
Certificates of deposit of $100 or more	162,400	21,520	17,760	-	201,680
Securities sold under agreements to repurchase	13,451	-	-	-	13,451
Subordinated debt, net of loan costs	-	-	-	39,298	39,298
Operating leases	628	1,174	537	560	2,899
Total contractual obligations	$1,787,418	$33,482	$23,589	$39,893	$1,884,382

Capital Position and Dividends

At March 31, 2021 and December 31, 2020, total stockholders’ equity was $166.1 million and $166.4 million, respectively. The decrease of approximately $375 thousand resulted mainly from the net change in retained earnings and other comprehensive income for the three months ended March 31, 2021. Retained earnings for the first three months of 2021 increased $4.2 million and other comprehensive income decreased $4.8 million. The ratio of stockholders’ equity to total assets was 8.07% and 8.93% at March 31, 2021 and December 31, 2020, respectively.

River Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Certain items such as goodwill and other intangible assets are deducted from total capital in arriving at the various regulatory capital measures such as Common Equity Tier 1 capital, Tier 1 capital, and total risk-based capital. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on River Financial Corporation’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, River Bank must meet specific capital guidelines that involve quantitative measures of the bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory regulations and guidelines. River Bank’s capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings, and other factors.

River Bank is eligible to utilize the community bank leverage ratio (CBLR) framework.  The Bank has evaluated this option and has elected not to utilize the CBLR framework at this time, but may do so in the future.

Quantitative measures, established by regulation to ensure capital adequacy effective January 1, 2015, require River Bank to maintain minimum amounts and ratios (set forth in the table below) of total risk based capital, Common Equity Tier 1 capital, and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined in the regulations), and of Tier 1 capital (as defined in the regulations) to average assets (as defined in the regulations).

Management believes, as of March 31, 2021, that the Bank meets all capital adequacy requirements to which it is subject. The following table presents the Bank’s capital amounts and ratios as of March 31, 2021 with the required minimum levels for capital adequacy purposes including the phase in of the capital conservation buffer under Basel III and minimum levels to be well capitalized (as defined) under the regulatory prompt corrective action regulations.

As of March 31, 2021:
					To Be Well Capitalized
			Required For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (To Risk-Weighted Assets)	$181,052	14.585%	$130,345	>= 10.500%	$124,138	>= 10.00%
Common Equity Tier 1 Capital (To Risk-Weighted Assets)	165,504	13.332%	86,897	>= 7.000%	80,690	>= 6.50%
Tier 1 Capital (To Risk-Weighted Assets)	165,504	13.332%	105,517	>= 8.500%	99,310	>= 8.00%
Tier 1 Capital (To Average Assets)	165,504	8.697%	76,118	>= 4.000%	95,148	>= 5.00%

Management believes, as of December 31, 2020, that the Bank met all capital adequacy requirements to which it was subject at the time. The following table presents the Bank’s capital amounts and ratios as of December 31, 2020 with the required minimum levels for capital adequacy purposes and minimum levels to be well capitalized (as defined) under the prompt corrective action regulations.

As of December 31, 2020:
					To Be Well Capitalized
			Required For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (To Risk-Weighted Assets)	$161,566	13.548%	$125,219	>= 10.500%	$119,256	>= 10.00%
Common Equity Tier 1 Capital (To Risk-Weighted Assets)	146,636	12.296%	83,479	>= 7.000%	77,516	>= 6.50%
Tier 1 Capital (To Risk-Weighted Assets)	146,636	12.296%	101,368	>= 8.500%	95,405	>= 8.00%
Tier 1 Capital (To Average Assets)	146,636	8.229%	71,277	>= 4.000%	89,096	>= 5.00%

River Financial Corporation’s principal source of funds for dividend payments and debt service is dividends received from River Bank. There are statutory limitations on the payment of dividends by River Bank to River Financial Corporation. As of March 31, 2021, the maximum amount the Bank could dividend to River Financial Corporation without prior regulatory authority approval was approximately $39.0 million. In addition to dividend restrictions, federal statutes prohibit unsecured loans from banks to bank holding companies.

During the three months ending March 31, 2021 there were 2,500 incentive stock options issued with a weighted average exercise price of $26.23 per share. During the same period, there were 3,950 incentive stock options exercised at a weighted average exercise price of $15.25 per share. A total of 395,800 incentive stock options were outstanding as of March 31, 2021 with a weighted average exercise price of $22.50 per share and a weighted average remaining life of 6.50 years.

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

The following table illustrates our interest rate sensitivity at March 31, 2021, assuming the relevant assets and liabilities are collected and paid, respectively, based upon historical experience rather than their stated maturities (amounts in thousands).

	0-1 Mos	1-3 Mos	3-12 Mos	1-2 Yrs	2-3 Yrs	>3 Yrs	Total
Interest earning assets
Loans	$235,914	$106,272	$310,645	$161,596	$116,042	$281,841	$1,212,310
Securities	15,441	26,893	95,880	94,264	57,426	354,023	643,927
Certificates of deposit in banks	-	951	245	743	1,990	226	4,155
Cash balances in banks	46,630	-	-	-	-	-	46,630
Federal funds sold	11,500	-	-	-	-	-	11,500
Total interest earning assets	$309,485	$134,116	$406,770	$256,603	$175,458	$636,090	$1,918,522

Interest bearing liabilities
Interest bearing transaction accounts	$177,527	$6,206	$27,924	$37,232	$37,232	$149,938	$436,059
Savings and money market accounts	342,634	7,942	35,736	47,649	47,649	116,216	597,826
Time deposits	22,539	31,679	172,489	22,092	10,093	25,203	284,095
Securities sold under agreements to repurchase	13,451	-	-	-	-	-	13,451
Subordinated debentures, net of loan costs	-	-	-	-	-	39,298	39,298
Total interest bearing liabilities	$556,151	$45,827	$236,149	$106,973	$94,974	$330,655	$1,370,729

Interest sensitive gap
Period gap	$(246,666)	$88,289	$170,621	$149,630	$80,484	$305,435	$547,793
Cumulative gap	$(246,666)	$(158,377)	$12,244	$161,874	$242,358	$547,793
Cumulative gap - Rate Sensitive Assets/ Rate Sensitive Liabilities	-12.9%	-8.3%	0.6%	8.4%	12.6%	28.6%

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

	Impact on net interest income
	As of	As of
	March 31, 2021	December 31, 2020
Change in prevailing rates:
+ 400 basis points	(8.62)%	(7.80)%
+ 300 basis points	(5.68)%	(5.16)%
+ 200 basis points	(3.47)%	(3.53)%
+ 100 basis points	(1.95)%	(2.19)%
+ 0 basis points	-	-
- 100 basis points	(1.00)%	1.57%
- 200 basis points	(1.59)%	1.44%
- 300 basis points	(1.69)%	1.35%
- 400 basis points	(1.74)%	1.30%

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This item is not applicable to smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company has carried out an evaluation under the supervision and with participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even the effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2021, the Company’s disclosure controls and procedures are effective in ensuring that material information relating to the Company required to be disclosed in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods and is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the three months ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time the Company is a party to legal proceedings.  At the present time the Company is not part of any proceeding which the Company deems to be material.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 that could materially affect the Company’s business, financial condition or future results. The risks described in the Company’s Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.

The risk factors in our Annual Report on Form 10-K for the year ended December 31, 2020 should be reviewed, especially in the context of the risk factors set forth below.

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

We have received requests from our borrowers for loan and lease deferrals and modifications including the deferral of principal payments or the deferral of principal and interest payments for terms generally 90-180 days.  Requests are evaluated individually and approved modifications are based on the unique circumstances of each borrower.  We are committed to working with our clients to allow time to work through the challenges of this pandemic.   In keeping with guidance from regulators, we are also working with COVID-19 affected customers to waive fees from a variety of sources, such as but not limited to, insufficient funds and overdraft fees, ATM fees, and account maintenance fees.  These reductions in fees are thought, at this time, to be temporary in conjunction with the length of the expected COVID-19 related economic crises.  We are unable to project the materiality of such an impact, but we recognize the breadth of the economic impact is likely to impact our fee income in future periods.  Thus, it is uncertain what future impact these measures related to COVID-19 difficulties will have on our financial condition, results of operations and reserve for loan and lease losses.

As a participating lender in the U.S. Small Business Administration (SBA) Paycheck Protection Program (PPP), River Financial and River Bank are subject to additional risks of litigation from the Bank’s customers or other parties regarding the Bank’s processing of loans for the PPP and risks that the SBA may not fund some PPP loan guaranties.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted, which included a loan program administered through the SBA referred to as the PPP. Under the PPP, small businesses and other entities and individuals can apply for unsecured, low-interest rate loans from existing SBA lenders and other approved regulated lenders that enroll in the program, subject to numerous limitations and eligibility criteria.  Borrowers are eligible for up to 100% forgiveness on PPP loans if certain conditions are met.  The PPP loans are 100% guaranteed by the SBA.  The Bank is participating as a lender in the PPP. The PPP opened on April 3, 2020.  The PPP was launched by SBA and the US Department of Treasury in an expedient timeframe, and because of the short timeframe between the passing of the CARES Act and the opening of the PPP, there was ambiguity in the laws, rules and guidance regarding the operation of the PPP, which exposes us to risks relating to noncompliance with the PPP. Since the opening of the PPP, several other larger banks have been subject to litigation regarding the process and procedures that such banks used in processing applications for the PPP. River Financial and River Bank may be exposed to the risk of similar litigation, from both customers and non‑customers that approached the Bank regarding PPP loans, regarding its process and procedures used in processing applications for the PPP. If any such litigation is filed against us and is not resolved in a favorable manner, it may result in significant financial liability or adversely affect our reputation. In addition, litigation can be costly, regardless of outcome. Any financial liability, litigation costs or reputational damage caused by PPP-related litigation could have a material adverse effect on our business, financial condition and results of operations.  The Bank also has credit risk on PPP loans if a determination is made by the SBA that there is a material deficiency in the manner in which the loan was originated, funded, or serviced by the Bank. In the event of a loss resulting from a default on a PPP loan and a determination by the SBA that there was a material deficiency in the manner in which the PPP loan was originated, funded, or serviced by the Bank, the SBA may deny its liability under the guaranty, reduce the amount of the guaranty, or, if it has already paid under the guaranty, seek recovery of any loss related to the deficiency from the Bank.  There is also a risk that not all PPP loans will be forgiven and any unforgiven amount will remain on the Bank’s balance sheet preventing such funds from being redeployed into higher-earning assets.

A continuation of the pandemic could have longer-term and unforeseen results.

A continuation of the COVID-19 pandemic, or a resurgence of the pandemic, could have longer adverse effects on our capital, income and relationships with customers.  There could be longer-term effects which are unforeseen at the present time.

The COVID-19 pandemic could adversely affect our growth plans.

The pandemic’s effect on the economy could deter our growth plans.  We have always planned upon and anticipated solid growth organically, including the opening of new branches when opportunities arise, along with the development of further business opportunities where we currently have branches.   In addition, we have grown by making select acquisitions of other banks, and we have planned to be alert for future acquisition opportunities.   The COVID-19 pandemic, its adverse effects on the economy, both short-term and long-term, and uncertainty by the public in general of the stability of the economy could hinder such growth plans.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

          In February 2021, the Company sold 22,661 shares of its common stock for a cash total of $628,843 thousand to its employee stock ownership plan. The Company relied upon exemptions from registration under SEC Rule 701 and Rule 147A.

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

RIVER FINANCIAL CORPORATION

Date: May 11, 2021	By:	/s/ James M. Stubbs
James M. Stubbs
Chief Executive Officer (principal executive officer)

Date: May 11, 2021	By:	/s/ Kenneth H. Givens
Kenneth H. Givens
Chief Financial Officer