Form 10-Q
period 2021-06-30
River Financial Corp
filed 2021-08-03
CIK 1641601

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of July 31, 2021, the registrant had 6,542,551 shares of common stock, $1.00 par value per share, outstanding.

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

As set forth elsewhere in the risk factors referred to at Item 1A of Part II of this Form 10-Q, the COVID-19 pandemic could have adverse results on our financial condition and results of operations and other areas set forth in such risk factors.

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

You should also consider carefully the risk factors referred to in Item 1A of Part II of this Form 10-Q, which address additional factors that could cause our actual results to differ from those set forth in the forward-looking statements and could materially and adversely affect our business, operating results and financial condition. The risks discussed in this report are factors that, individually or in the aggregate, management believes could cause our actual results to differ materially from expected and historical results. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider such disclosures to be a complete discussion of all potential risks or uncertainties. Factors not here or there listed may develop or, if currently extant, we may not have yet recognized them.

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

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

RIVER FINANCIAL CORPORATION

Consolidated Statements of Financial Condition

(in thousands except share data)

	June 30, 2021	December 31, 2020
	Unaudited	Audited
Assets
Cash and due from banks	$29,974	$15,859
Interest-bearing deposits in banks	44,420	32,909
Federal funds sold	11,500	11,500
Cash and cash equivalents	85,894	60,268

Certificates of deposit in banks	3,660	4,155
Securities available-for-sale, at fair value	780,364	493,274
Loans held for sale	17,181	24,004
Loans, net of unearned income and discounts	1,227,578	1,186,582
Less allowance for loan losses	(18,913)	(16,803)
Net loans	1,208,665	1,169,779
Premises and equipment, net	34,466	32,501
Accrued interest receivable	6,702	6,799
Bank owned life insurance	40,559	29,016
Foreclosed assets	674	240
Deferred income taxes, net	4,236	1,625
Core deposit intangible	3,494	4,052
Goodwill	27,817	27,817
Restricted equity securities	1,482	1,777
Other assets	10,909	9,343
Total assets	$2,226,103	$1,864,650
Liabilities and Shareholders' Equity
Noninterest-bearing deposits	$572,630	$436,885
Interest-bearing deposits	1,419,383	1,216,750
Total deposits	1,992,013	1,653,635
Securities sold under agreements to repurchase	10,486	13,653
Note payable	-	20,392
Subordinated debentures, net of loan costs	39,316	-
Accrued interest payable and other liabilities	9,538	8,790
Total liabilities	2,051,353	1,696,470
Common stock related to 401(k) Employee Stock Ownership Plan	2,673	1,732
Stockholders' Equity
Common stock ($1 par value; 10,000,000 shares authorized; 6,537,785 and 6,528,764 shares issued; 6,537,551 and 6,501,024 shares outstanding, respectively)	6,538	6,529
Additional paid-in capital	100,918	100,707
Retained earnings	63,594	53,391
Accumulated other comprehensive income	3,707	8,310
Treasury stock at cost (234 and 27,740 shares, respectively)	(7)	(757)
Common stock related to 401(k) Employee Stock Ownership Plan	(2,673)	(1,732)
Total stockholders' equity	172,077	166,448
Total equity	174,750	168,180
Total liabilities and stockholders' equity	$2,226,103	$1,864,650

The accompanying notes are an integral part of these financial statements.

RIVER FINANCIAL CORPORATION

Unaudited Consolidated Statements of Income

(in thousands except per share data)

	For the Three Months Ended:		For the Six Months Ended:
	June 30,		June 30,
	2021	2020	2021	2020
Interest income:
Loans, including fees	$15,476	$14,233	$31,029	$26,957
Taxable securities	1,663	1,293	3,026	2,724
Nontaxable securities	534	498	1,070	934
Federal funds sold	7	-	14	-
Other interest income	32	45	61	175
Total interest income	17,712	16,069	35,200	30,790
Interest expense:
Deposits	1,039	1,713	2,158	3,779
Short-term borrowings	2	5	5	12
Subordinated debentures	423	-	529	-
Note payable	-	341	242	696
Total interest expense	1,464	2,059	2,934	4,487
Net interest income	16,248	14,010	32,266	26,303
Provision for loan losses	1,185	3,566	2,371	4,882
Net interest income after provision for loan losses	15,063	10,444	29,895	21,421
Noninterest income:
Service charges and fees	1,444	1,102	2,786	2,404
Investment brokerage revenue	62	50	125	85
Mortgage operations	1,560	1,628	3,408	2,362
Bank owned life insurance income	274	199	543	398
Net gain (loss) on sale of investment securities	-	(2)	7	(48)
Other noninterest income	85	90	216	227
Total noninterest income	3,425	3,067	7,085	5,428
Noninterest expense:
Salaries and employee benefits	6,649	5,458	12,564	10,537
Occupancy expenses	604	586	1,178	1,167
Equipment rentals, depreciation, and maintenance	289	284	564	582
Telephone and communications	136	128	313	245
Advertising and business development	176	73	312	216
Data processing	765	734	1,429	1,474
Foreclosed assets, net	45	33	86	120
Federal deposit insurance and other regulatory assessments	256	157	549	283
Legal and other professional services	344	218	623	407
Other operating expenses	1,519	1,299	2,959	2,645
Total noninterest expense	10,783	8,970	20,577	17,676
Income before income taxes	7,705	4,541	16,403	9,173
Provision for income taxes	1,677	926	3,588	1,853
Net income	$6,028	$3,615	$12,815	$7,320

Basic net earnings per common share	$0.92	$0.56	$1.96	$1.13
Diluted net earnings per common share	$0.91	$0.55	$1.94	$1.11
Dividends per common share	$-	$-	$0.40	$0.36

The accompanying notes are an integral part of these financial statements.

RIVER FINANCIAL CORPORATION

Unaudited Consolidated Statements of Comprehensive Income

(in thousands)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net income	$6,028	$3,615	$12,815	$7,320
Other comprehensive income (loss), net of tax:
Investment securities available-for-sale:
Net unrealized gains (losses)	246	1,296	(6,141)	6,785
Income tax effect	(61)	(325)	1,543	(1,704)
Reclassification adjustments for net (gains) losses realized in net income	-	2	(7)	48
Income tax effect	-	(1)	2	(12)
Other comprehensive income (loss), net of tax	185	972	(4,603)	5,117
Comprehensive income	$6,213	$4,587	$8,212	$12,437

The accompanying notes are an integral part of these financial statements.

RIVER FINANCIAL CORPORATION

Unaudited Consolidated Statements of Changes in Stockholders' Equity

(in thousands except share and per share data)

				Accumulated		Common
		Additional		Other		Stock	Total
	Common	Paid In	Retained	Comprehensive	Treasury	Related to	Stockholders'
	Stock	Capital	Earnings	Income	Stock	KSOP	Equity
Balance at December 31, 2020	$6,529	$100,707	$53,391	$8,310	$(757)	$(1,732)	$166,448
Net income	-	-	12,815	-	-	-	12,815
Other comprehensive loss, net of tax	-	-	-	(4,603)	-	-	(4,603)
Exercise of stock options (9,021 shares)	9	128	-	-	-	-	137
Purchase of treasury stock (14,678 shares)	-	-	-	-	(440)	-	(440)
Sale of treasury shares (42,184 shares)	-	(9)	-	-	1,190	-	1,181
Dividends declared ($0.40 per share)	-	-	(2,612)	-	-	-	(2,612)
Stock-based compensation expense	-	92	-	-	-	-	92
Change for KSOP related shares	-	-	-	-	-	(941)	(941)
Balance at June 30, 2021	$6,538	$100,918	$63,594	$3,707	$(7)	$(2,673)	$172,077

The accompanying notes are an integral part of these financial statements.

RIVER FINANCIAL CORPORATION

Unaudited Consolidated Statements of Cash Flows

(in thousands)

	For the Six Months
	Ended June 30,
	2021	2020
Cash Flows From (Used For) Operating Activities:
Net Income	$12,815	$7,320
Adjustments to reconcile net income to net cash (used for) from operating activities:
Provision for loan losses	2,371	4,882
Provision for losses on foreclosed assets	60	60
Amortization of securities available-for-sale	3,617	1,530
Accretion of securities available-for-sale	(83)	(120)
Realized net (gain) loss on securities available-for-sale	(7)	48
Accretion of discount on acquired loans	(50)	(191)
Accretion of deferred loan fees / costs	(1,452)	(1,209)
Amortization of core deposit intangible asset	558	656
Stock-based compensation expense	92	108
Bank owned life insurance income	(543)	(398)
Depreciation and amortization of premises and equipment	732	730
Gain on sale of foreclosed assets	(10)	(11)
Deferred income tax benefit	(1,070)	(2,478)
(Increase) decrease in operating assets and (decrease) increase in operating liabilities:
Loans held-for-sale	6,823	(10,566)
Accrued interest receivable	97	(2,216)
Other assets	(1,566)	(103)
Accrued interest payable and other liabilities	751	3,089
Net cash from operating activities	23,135	1,131
Cash Flows From (Used For) Investing Activities:
Maturity of certificate of deposit	495	1,948
Purchase of certificate of deposit	-	(499)
Sales of securities available-for-sale	4,383	14,499
Maturities, payments, calls of securities available-for-sale	64,570	37,194
Purchases of securities available-for-sale	(365,717)	(146,692)
Loan principal originations, net	(40,380)	(238,098)
Proceeds from sale of foreclosed assets	141	1,166
Purchases of premises and equipment	(2,697)	(633)
Sale (purchase) of restricted equity securities, net	295	(127)
Purchase of bank owned life insurance	(11,000)	-
Net cash used for investing activities	(349,910)	(331,242)
Cash Flows From (Used For) Financing Activities:
Net increase in deposits	338,378	327,981
Net increase (decrease) in securities sold under agreements to repurchase	(3,167)	2,106
Proceeds from issuance of subordinated debt, net of loan costs	39,316	-
Repayment of note payable	(20,392)	(1,665)
Proceeds from exercise of common stock options and warrants	137	181
Purchase of treasury stock	(440)	(626)
Sale of treasury stock	1,181	198
Cash dividends	(2,612)	(2,343)
Net cash from financing activities	352,401	325,832
Net Change In Cash And Cash Equivalents	25,626	(4,279)
Cash and Cash Equivalents At Beginning Of Period	60,268	45,455
Cash and Cash Equivalents At End Of Period	$85,894	$41,176

Supplemental Disclosures Of Cash Flows Information:
Cash Payments For:
Interest paid to depositors	$2,224	$3,818
Interest paid on borrowings	$461	$729
Income taxes	$5,630	$720
Non-cash investing and financing activities:
Transfer of loans to foreclosed assets	$625	$216

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

The reconciliation of the components of the basic and diluted earnings per share is as follows (amounts in thousands):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2021	2020	2021	2020
Net earnings available to common shareholders	$6,028	$3,615	$12,815	$7,320
Weighted average common shares outstanding	6,531,352	6,497,335	6,525,581	6,498,861
Dilutive effect of stock options	77,364	77,752	71,437	78,651
Diluted common shares	6,608,716	6,575,087	6,597,018	6,577,512
Basic earnings per common share	$0.92	$0.56	$1.96	$1.13
Diluted earnings per common share	$0.91	$0.55	$1.94	$1.11

Note 4 – Investment Securities

The following table summarizes the amortized cost and fair value of securities available-for-sale and the corresponding amounts of unrealized gains and losses recognized in accumulated other comprehensive income at June 30, 2021 and December 31, 2020 (amounts in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2021:
Securities available-for-sale:
Residential mortgage-backed	$585,733	$3,279	$(3,841)	$585,171
U.S. treasury securities	56,270	18	(47)	56,241
U.S. govt. sponsored enterprises	27,477	964	-	28,441
State, county, and municipal	96,683	4,805	(105)	101,383
Corporate debt obligations	9,228	16	(116)	9,128
Totals	$775,391	$9,082	$(4,109)	$780,364

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2020:
Securities available-for-sale:
Residential mortgage-backed	$346,001	$5,034	$(438)	$350,597
U.S. govt. sponsored enterprises	34,963	1,272	(4)	36,231
State, county, and municipal	98,026	5,220	(17)	103,229
Corporate debt obligations	3,166	51	-	3,217
Totals	$482,156	$11,577	$(459)	$493,274

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

The following table summarizes securities with unrealized and unrecognized losses as of June 30, 2021 and December 31, 2020 aggregated by major security type and length of time in a continuous unrealized or unrecognized loss position (amounts in thousands):

	Less Than 12 Months		More Than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2021:
Securities available-for-sale:
Residential mortgage-backed	$394,574	$3,841	$-	$-	$394,574	$3,841
U.S. treasury securities	35,858	47	-	-	35,858	47
U.S. govt. sponsored enterprises	-	-	-	-	-	-
State, county & municipal	9,567	105	-	-	9,567	105
Corporate debt obligations	3,611	116	-	-	3,611	116
Totals	$443,610	$4,109	$-	$-	$443,610	$4,109

December 31, 2020:
Securities available-for-sale:
Residential mortgage-backed	$125,431	$438	$-	$-	$125,431	$438
U.S. govt. sponsored enterprises	2,496	4	-	-	2,496	4
State, county & municipal	2,945	17	-	-	2,945	17
Corporate debt obligations	-	-	-	-	-	-
Totals	$130,872	$459	$-	$-	$130,872	$459

As of June 30, 2021, management does not consider securities with unrealized losses to be other-than-temporarily impaired. The unrealized losses in each category have occurred as a result of changes in interest rates, market spreads and market conditions subsequent to purchase. The Company has the ability and intent to hold its securities for a period of time sufficient to allow for a recovery in fair value. There were no other-than-temporary impairments charged to earnings during the six months ended June 30, 2021 or 2020.  The Company owned a total of 97 securities with unrealized losses of $4.11 million at June 30, 2021. As of June 30, 2021 and December 31, 2020, securities with a carrying value of approximately $143.4 million and $129.0 million, respectively, were pledged to secure public deposits as required by law. At June 30, 2021 and December 31, 2020, the carrying value of securities pledged to secure repurchase agreements was approximately $21.6 million and $15.2 million, respectively.

During the six months ended June 30, 2021, the Company sold investment securities for proceeds of  $4.4 million and realized gains of $7 thousand.  During the six months ended June 30, 2020, the Company sold investment securities for proceeds of $14.5 million and realized losses of $48 thousand.

The amortized cost and estimated fair value of securities available-for-sale at June 30, 2021 and December 31, 2020, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities for residential mortgage backed securities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.  These securities are therefore not presented by maturity classification.

	June 30, 2021		December 31, 2020
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)		(In Thousands)
Securities available-for-sale
Less than 1 year	$13,113	$13,277	$7,443	$7,532
1 to 5 years	53,665	54,705	31,821	33,227
5 to 10 years	46,204	46,567	21,299	22,021
After 10 years	76,676	80,644	75,592	79,897
	189,658	195,193	136,155	142,677
Residential mortgage-backed securities	585,733	585,171	346,001	350,597
Totals	$775,391	$780,364	$482,156	$493,274

Note 5 – Loans, Allowance for Loan Losses and Credit Quality

Major classifications of loans at June 30, 2021 and December 31, 2020 are summarized as follows (amounts in thousands):

	June 30, 2021		December 31, 2020
	Amount	% of Total	Amount	% of Total
Residential real estate:
Closed-end 1-4 family - first lien	$268,199	22.2%	$252,528	21.6%
Closed-end 1-4 family - junior lien	6,368	0.5%	8,343	0.7%
Multi-family	11,593	1.0%	10,817	0.9%
Total residential real estate	286,160	23.7%	271,688	23.2%
Commercial real estate:
Nonfarm nonresidential	347,058	28.7%	317,279	27.1%
Farmland	39,420	3.3%	34,586	3.0%
Total commercial real estate	386,478	32.0%	351,865	30.1%
Construction and land development:
Residential	89,320	7.4%	71,784	6.1%
Other	74,879	6.2%	78,818	6.7%
Total construction and land development	164,199	13.6%	150,602	12.8%
Home equity lines of credit	44,179	3.7%	43,424	3.7%
Commercial loans:
Other commercial loans	249,037	20.7%	279,385	23.9%
Agricultural	40,273	3.3%	29,854	2.6%
State, county, and municipal loans	23,805	2.0%	25,922	2.2%
Total commercial loans	313,115	26.0%	335,161	28.7%
Consumer loans	42,069	3.5%	40,646	3.5%
Total gross loans	1,236,200	102.5%	1,193,386	102.0%
Allowance for loan losses	(18,913)	-1.6%	(16,803)	-1.4%
Net discounts	(741)	-0.1%	(1,010)	-0.1%
Net deferred loan fees	(7,881)	-0.8%	(5,794)	-0.5%
Net loans	$1,208,665	100.0%	$1,169,779	100.0%

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

	Real Estate Mortgage Loans
			Construction	Home Equity
			and Land	Lines
Allowance for Loan Losses	Residential	Commercial	Development	Of Credit	Commercial	Consumer	Total
Balance - December 31, 2020	$1,676	$6,807	$1,749	$268	$5,897	$406	$16,803
Provision (credit) for loan losses	340	1,350	347	39	328	(33)	2,371
Loan charge-offs	(101)	(177)	-	-	(84)	(29)	(391)
Loan recoveries	-	35	4	-	65	26	130
Balance - June 30, 2021	$1,915	$8,015	$2,100	$307	$6,206	$370	$18,913

Ending balance:
Individually evaluated for impairment	$63	$-	$-	$-	$189	$71	$323
Collectively evaluated for impairment	1,852	8,015	2,100	307	6,017	299	18,590
Total	$1,915	$8,015	$2,100	$307	$6,206	$370	$18,913

Loans:
Individually evaluated for impairment	$773	$2,650	$-	$301	$286	$71	$4,081
Collectively evaluated for impairment	285,163	383,690	164,184	43,878	312,829	41,994	1,231,738
Acquired loans with deteriorated credit quality	224	138	15	-	-	4	381
Total	$286,160	$386,478	$164,199	$44,179	$313,115	$42,069	$1,236,200

	Real Estate Mortgage Loans
			Construction	Home Equity
			and Land	Lines
Allowance for Loan Losses	Residential	Commercial	Development	Of Credit	Commercial	Consumer	Total
Balance - December 31, 2019	$1,412	$3,601	$987	$344	$1,910	$425	$8,679
Provision (credit) for loan losses	3	2,441	507	(93)	2,063	(39)	4,882
Loan charge-offs	(52)	-	-	-	(159)	(84)	(295)
Loan recoveries	5	8	97	19	59	26	214
Balance - June 30, 2020	$1,368	$6,050	$1,591	$270	$3,873	$328	$13,480

Ending balance:
Individually evaluated for impairment	$34	$15	$-	$-	$302	$-	$351
Collectively evaluated for impairment	1,334	6,035	1,591	270	3,571	328	13,129
Total	$1,368	$6,050	$1,591	$270	$3,873	$328	$13,480

Loans:
Individually evaluated for impairment	$582	$2,447	$140	$314	$406	$-	$3,889
Collectively evaluated for impairment	251,690	325,190	134,424	45,369	352,082	39,760	1,148,515
Acquired loans with deteriorated credit quality	337	901	20	-	55	22	1,335
Total	$252,609	$328,538	$134,584	$45,683	$352,543	$39,782	$1,153,739

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

We have received requests from our borrowers for loan and lease deferrals and modifications including the deferral of principal payments or the deferral of principal and interest payments for terms generally around 90-180 days. Requests are evaluated individually and approved modifications are based on the unique circumstances of each borrower.  In total, the Bank placed approximately $167 million of loans on a loan deferral plan as part of COVID-19 modifications.  As of June 30, 2021, approximately $6.5 million of these loans remain on deferral. In accordance with Section 4013 of the CARES Act and the interagency statement, we have not accounted for such loans as TDRs, nor have we designated them as past due or nonaccrual.  The risk ratings for these loans are evaluated regularly and evaluated for impairment if deemed necessary.

The following table presents impaired loans by class of loans as of June 30, 2021 (amounts in thousands).  Purchased credit-impaired loans are not included in these tables because they are carried at fair value and accordingly have no related associated allowance.

Nonaccruing Impaired Loans	Unpaid Principal Balance	Recorded Investment	Impaired Loans With No Allowance	Impaired Loans With Allowance	Allowance for Loan Losses
Mortgage loans on real estate:
Residential real estate	$611	$611	$506	$105	$29
Commercial real estate	1,023	1,023	1,023	-	-
Construction and land development	-	-	-	-	-
Total mortgage loans on real estate	1,634	1,634	1,529	105	29
Home equity lines of credit	200	200	200	-	-
Commercial loans	165	165	-	165	165
Consumer loans	71	71	-	71	71
Total Loans	$2,070	$2,070	$1,729	$341	$265

Accruing Impaired Loans	Unpaid Principal Balance	Recorded Investment	Impaired Loans With No Allowance	Impaired Loans With Allowance	Allowance for Loan Losses
Mortgage loans on real estate:
Residential real estate	$162	$162	$102	$60	$34
Commercial real estate	1,627	1,627	1,627	-	-
Construction and land development	-	-	-	-	-
Total mortgage loans on real estate	1,789	1,789	1,729	60	34
Home equity lines of credit	101	101	101	-	-
Commercial loans	121	121	97	24	24
Consumer loans	-	-	-	-	-
Total Loans	$2,011	$2,011	$1,927	$84	$58

Total Impaired Loans	Unpaid Principal Balance	Recorded Investment	Impaired Loans With No Allowance	Impaired Loans With Allowance	Allowance for Loan Losses
Mortgage loans on real estate:
Residential real estate	$773	$773	$608	$165	$63
Commercial real estate	2,650	2,650	2,650	-	-
Construction and land development	-	-	-	-	-
Total mortgage loans on real estate	3,423	3,423	3,258	165	63
Home equity lines of credit	301	301	301	-	-
Commercial loans	286	286	97	189	189
Consumer loans	71	71	-	71	71
Total Loans	$4,081	$4,081	$3,656	$425	$323

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

The following table presents the average recorded investment in impaired loans and the interest income recognized on impaired loans in the six months ended June 30, 2021 and 2020 by loan category (amounts in thousands).

	Six Months Ended			Six Months Ended
	June 30, 2021			June 30, 2020
	Average	Ending		Average	Ending
	Recorded	Recorded	Interest	Recorded	Recorded	Interest
	Investment	Investment	Income	Investment	Investment	Income
Mortgage loans on real estate:
Residential real estate	$843	$773	$6	$638	$582	$7
Commercial real estate	2,786	2,650	46	2,406	2,447	45
Construction and land development	233	-	-	143	140	4
Total mortgage loans on real estate	3,862	3,423	52	3,187	3,169	56
Home equity lines of credit	372	301	4	314	314	3
Commercial loans	291	286	4	409	406	9
Consumer loans	77	71	-	-	-	-
Total Loans	$4,602	$4,081	$60	$3,910	$3,889	$68

The following tables present the aging of loans and non-accrual loans as of June 30, 2021 and December 31, 2020, by class of loans (amounts in thousands).

	Accruing Loans
As of June 30, 2021	Current	30-89 Days Past Due	90+ Days Past Due	Nonaccrual Loans	Total Loans
Mortgage loans on real estate:
Residential real estate	$282,720	$2,263	$101	$1,076	$286,160
Commercial real estate	384,994	460	-	1,024	386,478
Construction and land development	163,660	491	-	48	164,199
Total mortgage loans on real estate	831,374	3,214	101	2,148	836,837
Home equity lines of credit	43,671	271	-	237	44,179
Commercial loans	312,544	268	-	303	313,115
Consumer loans	41,635	247	-	187	42,069
Total Loans	$1,229,224	$4,000	$101	$2,875	$1,236,200

	Accruing Loans
As of December 31, 2020	Current	30-89 Days Past Due	90+ Days Past Due	Nonaccrual Loans	Total Loans
Mortgage loans on real estate:
Residential real estate	$268,650	$1,188	$386	$1,464	$271,688
Commercial real estate	349,677	388	12	1,788	351,865
Construction and land development	150,127	29	-	446	150,602
Total mortgage loans on real estate	768,454	1,605	398	3,698	774,155
Home equity lines of credit	43,069	109	-	246	43,424
Commercial loans	334,881	188	-	92	335,161
Consumer loans	40,205	213	-	228	40,646
Total Loans	$1,186,609	$2,115	$398	$4,264	$1,193,386

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

As of June 30, 2021 and December 31, 2020, and based on the most recent analysis performed as of those dates, the risk category of loans by class of loans is as follows (amounts in thousands):

As of June 30, 2021	Pass	Special Mention	Substandard	Doubtful	Total
Mortgage loans on real estate:
Residential real estate	$281,217	$3,344	$1,599	$-	$286,160
Commercial real estate	373,398	6,928	6,152	-	386,478
Construction and land development	163,348	309	542	-	164,199
Total mortgage loans on real estate	817,963	10,581	8,293	-	836,837
Home equity lines of credit	43,702	-	477	-	44,179
Commercial loans	306,253	6,115	747	-	313,115
Consumer loans	41,510	249	310	-	42,069
Total Loans	$1,209,428	$16,945	$9,827	$-	$1,236,200

As of December 31, 2020	Pass	Special Mention	Substandard	Doubtful	Total
Mortgage loans on real estate:
Residential real estate	$266,173	$3,616	$1,899	$-	$271,688
Commercial real estate	340,652	6,918	4,295	-	351,865
Construction and land development	149,625	407	570	-	150,602
Total mortgage loans on real estate	756,450	10,941	6,764	-	774,155
Home equity lines of credit	42,879	59	486	-	43,424
Commercial loans	327,913	6,809	439	-	335,161
Consumer loans	39,929	360	357	-	40,646
Total Loans	$1,167,171	$18,169	$8,046	$-	$1,193,386

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

Loans and mortgage loans held-for-sale – The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. When a loan is identified as individually impaired, management measures impairment using one of three methods. These methods include collateral value, market value of similar debt, and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. As of June 30, 2021 and December 31, 2020, impaired loans were evaluated based on the fair value of the collateral. Impaired loans for which an allowance is established based on the fair value of collateral, or loans that were charged down according to the fair value of collateral, require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price, the Company records the impaired loan as nonrecurring Level 2. When the fair value is based on an appraised value, the Company records the impaired loan as nonrecurring Level 3.

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

Assets and liabilities measured at fair value on a recurring basis – The only assets and liabilities measured at fair value on a recurring basis are our securities available-for-sale.  There were no transfers between levels during the period.  Information related to the Company’s assets and liabilities measured at fair value on a recurring basis at June 30, 2021 and December 31, 2020 is as follows: (amounts in thousands)

	Fair Value Measurements At Reporting Date Using:
June 30, 2021	Fair Value	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Securities available-for-sale:
Residential mortgage -backed	$585,171	$-	$585,171	$-
U.S. treasury securities	56,241	-	56,241	-
U.S. government sponsored enterprises	28,441	-	28,441	-
State, county, and municipal	101,383	-	101,383	-
Corporate debt obligations	9,128	-	9,128	-
Totals	$780,364	$-	$780,364	$-

	Fair Value Measurements At Reporting Date Using:
December 31, 2020	Fair Value	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Securities available-for-sale:
Residential mortgage -backed	$350,597	$-	$350,597	$-
U.S. government sponsored enterprises	36,231	-	36,231	-
State, county, and municipal	103,229	-	103,229	-
Corporate debt obligations	3,217	-	3,217	-
Totals	$493,274	$-	$493,274	$-

Assets measured at fair value on a nonrecurring basis – The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. (GAAP). These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a nonrecurring basis are included in the table below as of June 30, 2021 and December 31, 2020 (amounts in thousands):

	Fair Value Measurements At Reporting Date Using:
June 30, 2021	Fair Value	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$3,758	$-	$-	$3,758
Foreclosed assets	674	-	-	674
Totals	$4,432	$-	$-	$4,432

December 31, 2020	Fair Value	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$4,756	$-	$-	$4,756
Foreclosed assets	240	-	-	240
Totals	$4,996	$-	$-	$4,996

The Company has estimated the fair values of these assets using Level 3 inputs, specifically the appraised value of the collateral. Impaired loan balances represent those collateral dependent impaired loans where management has estimated the credit loss by comparing the loan’s carrying value against the expected realizable fair value of the impaired loan for the amount of the credit loss. For Level 3 assets measured at fair value on a non-recurring basis as of June 30, 2021 and December 31, 2020 for the valuation technique, we used appraisals.  For the significant unobservable input, we used appraisal discounts and weighted average input of 15-20% was used for the period ended June 30, 2021 and December 31, 2020.

The estimated fair values, and related carrying or notional amounts, of the Company’s financial instruments as of June 30, 2021 and December 31, 2020 are as follows (amounts in thousands):

		Estimated Fair Value
June 30, 2021	Carrying Amount	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$85,894	$85,894	$-	$-
Certificates of deposit in banks	3,660	-	3,660	-
Securities available-for-sale	780,364	-	780,364	-
Loans held-for-sale	17,181	-	17,181	-
Loans receivable	1,208,665	-	1,214,747	3,758
Accrued interest receivable	6,702	-	6,702	-
Bank owned life insurance	40,559	-	40,559	-
Restricted equity securities	1,482	-	-	1,482
Financial liabilities:
Deposits	1,992,013	-	1,960,405	-
Securities sold under agreements to repurchase	10,486	-	10,486	-
Subordinated debentures	39,316	-	40,119	-
Accrued interest payable	672	-	672	-

		Estimated Fair Value
December 31, 2020	Carrying Amount	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$60,268	$60,268	$-	$-
Certificates of deposit in banks	4,155	-	4,155	-
Securities available-for-sale	493,274	-	493,274	-
Loans held-for-sale	24,004	-	24,004	-
Loans receivable	1,169,779	-	1,184,010	4,756
Accrued interest receivable	6,799	-	6,799	-
Bank owned life insurance	29,016	-	29,016	-
Restricted equity securities	1,777	-	-	1,777
Financial liabilities:
Deposits	1,653,635	-	1,640,680	-
Securities sold under agreements to repurchase	13,653	-	13,653	-
Note payable	20,392	-	20,392	-
Accrued interest payable	455	-	455	-

The estimated fair values of the standby letters of credit and loan commitments on which the committed interest rate is less than the current market rate are insignificant as of June 30, 2021 and December 31, 2020.

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

Note 8 – Defined Contribution Plan

The Company provides a 401(k) employee stock ownership plan (KSOP), which covers substantially all of the Company’s employees who are eligible, as to age and length of service. A participant may elect to make contributions up to $19.5 thousand of the participant’s annual compensation in both 2021 and 2020. The Company makes contributions up to 3% of each participant’s annual compensation and the Company matches 50% of the next 2% contributed by the employee. Contributions to the plan by the Company were approximately $300 thousand and $273 thousand for the six months ended June 30, 2021 and 2020, respectively.  Outstanding shares of the Company’s common stock allocated to participants at June 30, 2021 and December 31, 2020 totaled 120,015 and 83,316 shares respectively, and there were no unallocated shares. These shares are treated as outstanding for purposes of calculating earnings per share and dividends on these shares are included in the Consolidated Statements of Stockholders’ Equity.

The Company’s KSOP includes a put option for shares of the Company’s common stock distributed from the KSOP. Shares are distributed from the KSOP primarily to separate vested participants and certain eligible participants who elect to diversify their account balances. Since the Company’s common stock is not currently traded on an established securities market, if the owners of distributed shares desire to sell their shares, the Company is required to purchase the shares at fair value during two put option periods following the distribution of the shares from the KSOP. The first put option period is within sixty days following the distribution of the shares from the KSOP.  The second put option period begins on the first day of the fifth month of the plan year for a sixty day period. The fair value of distributed shares subject to the put option totaled $0 as of June 30, 2021 and December 31, 2020. The cost of the KSOP shares totaled $2.67 million and $1.73 million as of June 30, 2021 and December 31, 2020, respectively. Due to the Company’s obligation under the put option, the distributed shares and KSOP shares are classified as temporary equity in the mezzanine section of the consolidated statements of financial condition and totaled $2.67 million and $1.73 million as of June 30, 2021 and December 31, 2020, respectively. The fair value of the KSOP shares totaled $4.02 million and $2.42 million as of June 30, 2021 and December 31, 2020, respectively.

Note 9 – Loans Held for Sale

The Company has entered into agreements with secondary market investors to deliver loans on a “best efforts delivery” basis. When a rate is committed to a borrower, it is based on the best price that day and locked with the investor for the customer for a thirty day period. In the event the loan is not delivered to the investor, the Company has no risk or exposure with the investor. The fair values of the Company’s agreements with investors and rate lock commitments to customers as June 30, 2021 and December 31, 2020, respectively, were not material.

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

Lease Right-of-Use Assets	Classification on Consolidated Statement of Condition	June 30, 2021	December 31, 2020
Operating lease right-of-use assets	Other Assets	$1,830	$1,636

Lease Liabilities	Classification on Consolidated Statement of Condition	June 30, 2021	December 31, 2020
Operating lease liabilities	Accrued interest payable and other liabilities	$1,911	$1,720

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

	June 30, 2021	December 31, 2020
Weighted-average remaining lease term for operating leases	5.90 Years	6.47 Years
Weighted-average discount rate for operating leases	6.00%	6.00%

Future minimum payments for operating leases with initial or remaining terms of one year or more as of June 30, 2021 are as follows:

Operating Leases
July 1, 2021 - June 30, 2022	$432
July 1, 2022 - June 30, 2023	432
July 1, 2023 - June 30, 2024	418
July 1, 2024 - June 30, 2025	261
July 1, 2025 - June 30, 2026	248
Afterward	482
Total future minimum lease payments	2,273
Amounts representing interest	(362)
Present value of net future minimum lease payments	$1,911

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

Paycheck Protection Program

The Bank has participated as a lender in the Small Business Administration’s (SBA) Paycheck Protection Program (PPP) as established by the Coronavirus Aid, Relief, and Economic Security (CARES) Act.  The PPP was established under the CARES Act to provide unsecured low interest rate loans to small businesses that have been impacted by the COVID-19 pandemic.  The PPP loans are 100% guaranteed by the SBA.  The loans have a fixed interest rate of 1% and payments of interest and principal are deferred until the earlier of the date the SBA remits the forgiveness amount to the lender, the forgiveness application is denied, or if no forgiveness application is filed, ten months from the end of the covered period. If originated before June 5, 2020, loans mature two years from origination and if origination occurs on or after June 5, 2020, loans mature five years from origination.  PPP loans are forgiven by the SBA (which makes forgiveness payments directly to the lender) to the extent the borrower uses the proceeds of the loan for certain purposes (primarily to fund payroll costs) during a certain time period following origination and maintains certain employee and compensation levels.  Lenders receive processing fees from the SBA for originating the PPP loans which are based on a percentage of the loan amount.  On December 27, 2020, legislation was enacted that renewed the PPP and allocated additional appropriations for both new first-time PPP loans under the existing PPP and second-draw PPP loans for certain eligible borrowers that had previously received a PPP loan. The PPP Program ended May 31, 2021, and no new loans under the program may be made after such date.  As of June 30, 2021, the Bank has approximately 2,152 PPP loans in the aggregate amount of approximately $106.9 million outstanding.

Our Business

We are a bank holding company headquartered in Prattville, Alabama. We engage in the business of banking through our wholly-owned banking subsidiary, River Bank & Trust, which we may refer to as the “Bank,” or “River Bank.” Through the Bank, we provide a broad array of financial services to businesses, business owners, professionals, and consumers. As of June 30, 2021, we operated eighteen full-service banking offices in Alabama in the cities of Montgomery, Prattville, Millbrook, Wetumpka, Auburn, Opelika, Gadsden, Alexander City, Daphne, Clanton, Dothan, Enterprise, Thorsby, and Mobile, Alabama.  We also have a loan production office in Decatur, Alabama.

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

Overview of Second Quarter 2021 Results

Net income was $6.0 million in the quarter ended June 30, 2021, compared with $3.6 million in the quarter ended June 30, 2020. Several significant measures from the 2021 second quarter include:

•	Net interest margin (taxable equivalent) of 3.33%, compared with 3.83% for the second quarter of 2020.
•	Net interest income increase of $2.2 million for the quarter ended June 30, 2021, representing a 15.97% rate of increase over the quarter ended June 30, 2020.
•	Annualized return on average earning assets for the quarter ended June 30, 2021 of 1.22% compared with 0.97% for the quarter ended June 30, 2020.
•	Annualized return on average equity for the quarter ended June 30, 2021 of 14.14% compared with 9.38% for the quarter ended June 30, 2020.
•	Loan increase of $15.3 million during the quarter, representing a 5.04% annualized growth rate.
•	Securities available-for-sale increase of $136.4 million during the quarter, representing a 84.75% annualized increase for the quarter.
•	Deposit increase of $163.3 million during the quarter, representing a 35.71% annualized growth rate.
•	Stockholders’ equity increase of $6.0 million during the quarter representing a 14.46% annualized increase.

•	Book value per share of $26.73 at June 30, 2021, compared with $25.87 per share at December 31, 2020.
•	Tangible book value per share of $21.94 at June 30, 2021, compared with $20.97 at December 31, 2020.

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

Comparison of the Results of Operations for the three and six months ended June 30, 2021 and 2020

The following is a narrative discussion and analysis of significant changes in our results of operations for the three and six months ended June 30, 2021 compared to the three and six months ended June 30, 2020.

Net Income

During the three months ended June 30, 2021, our net income was $6.0 million, compared to $3.6 million for the three months ended June 30, 2020, an increase of $2.4 million, or 66.75%. The primary reason for the increase in net income for the second quarter of 2021 as compared to the second quarter of 2020 was an increase in net interest income. During the three months ended June 30, 2021, net interest income was $16.2 million compared to $14.0 million for the three months ended June 30, 2020, an increase of $2.2 million, or 15.97%. This increase is a result of higher levels of loan and securities volume and other earning assets from organic growth as well as the recognition of origination fee income from the SBA Paycheck Protection Program. We were also able to lower interest expense by reducing deposit rates despite a significant amount of deposit growth during the period. The provision for loan losses also decreased approximately $2.4 million from the second quarter of 2020 to the second quarter of 2021.  The decrease in the provision for loan loss was a result of improving economic conditions as the local economy has improved.  Total noninterest income for the second quarter of 2021 was $3.4 million compared to $3.1 million for the quarter ended June 30, 2020. This increase in noninterest income was primarily the result of the 342 thousand increase in service charges and fees which was primarily due to deposit growth. Total noninterest expense in the second quarter of 2021 increased $1.8 million, or 20.21%, from the second quarter of 2020. The most significant increase was an increase of $1.2 million in salaries and employee benefits.

During the six months ended June 30, 2021, our net income was $12.8 million, compared to $7.3 million for the six months ended June 30, 2020, an increase of $5.5 million, or 75.07%. The primary reason for the increase in net income for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020 was an increase in both net interest income and an increase in noninterest income. During this period in 2021, net interest income was $32.3 million compared to $26.3 million for the same period in 2020, an increase of $6.0 million, or 22.67%. This increase is a result of higher levels of loan and securities volume and other earning assets from organic growth as well as from the recognition of origination fee income from the SBA Paycheck Protection Program. We were also able to lower interest expense by reducing deposit rates despite a significant amount of deposit growth during the period.  The provision for loan losses also decreased approximately $2.5 million from the second quarter of 2020 to the second quarter of 2021.  The decrease in the provision for loan loss was a result of improving economic conditions as the local economy has improved.  Total noninterest income for the first six months of 2021 was $7.1 million compared to $5.4 million in the first six months of 2020. This increase was primarily the result of the $1.0 million increase in in secondary market mortgage origination income.  Total noninterest expense in the first six months of 2021 increased $2.9 million, or 16.41%, from the first six months of 2020. The most significant increase was an increase of $2.0 million in salaries and employee benefits.

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

Comparison of net interest income for the three months ended June 30, 2021 and 2020

The following table shows, for the three months ended June 30, 2021 and 2020, the average balances of each principal category of our earning assets and interest bearing liabilities and the average taxable equivalent yields on assets and average costs of liabilities. These yields and costs are calculated by dividing the income or expense by the average daily balance of the associated assets or liabilities (amounts in thousands).

	Three Months Ended June 30, 2021			Three Months Ended June 30, 2020
		Interest			Interest
	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Yield/Rate	Balance	Expense	Yield/Rate
Interest earning assets
Loans	$1,219,256	$15,425	5.07%	$1,074,074	$14,164	5.29%
Mortgage loans held for sale	21,654	110	2.02%	17,680	119	2.69%
Investment securities:
Taxable securities	579,588	1,663	1.15%	271,521	1,293	1.91%
Tax-exempt securities	89,162	683	3.07%	78,748	637	3.24%
Interest bearing balances in other banks	62,201	32	0.22%	45,583	45	0.39%
Federal funds sold	11,501	7	0.25%	-	-	0.00%
Total interest earning assets	$1,983,362	$17,920	3.62%	$1,487,606	$16,258	4.38%

Interest bearing liabilities
Interest bearing transaction accounts	$440,410	$82	0.07%	$289,819	$128	0.18%
Savings and money market accounts	621,477	380	0.25%	432,174	532	0.49%
Time deposits	287,051	577	0.83%	257,556	1,053	1.64%
Short-term debt	11,173	2	0.10%	9,387	5	0.18%
Subordinated debt	39,984	423	4.25%	-	-	0.00%
Note payable	-	-	0.00%	22,521	341	6.05%
Total interest bearing liabilities	$1,400,095	$1,464	0.42%	$1,011,457	$2,059	0.82%
Noninterest-bearing funding of earning assets	583,267	-	0.00%	476,149	-	0.00%
Total cost of funding earning assets	$1,983,362	$1,464	0.30%	$1,487,606	$2,059	0.56%
Net interest rate spread			3.20%			3.56%
Net interest income/margin (taxable equivalent)		$16,456	3.33%		$14,199	3.83%
Tax equivalent adjustment		(208)			(189)
Net interest income/margin		$16,248	3.28%		$14,010	3.78%

The following table reflects, for the three months ended June 30, 2021 and 2020, the changes in our net interest income due to variances in the volume of interest earning assets and interest bearing liabilities and variances in the associated rates earned or paid on these assets and liabilities (amounts in thousands).

	Three Months Ended June 30, 2021 vs.
	Three Months Ended June 30, 2020
		Variance
		due to
	Volume	Yield/Rate	Total
Interest earning assets
Loans	$1,930	$(669)	$1,261
Mortgage loans held for sale	27	(36)	(9)
Investment securities:
Taxable securities	1,468	(1,098)	370
Tax-exempt securities	84	(38)	46
Interest bearing balances in other banks	13	(26)	(13)
Federal funds sold	-	7	7
Total interest earning assets	$3,522	$(1,860)	$1,662

Interest bearing liabilities
Interest bearing transaction accounts	$68	$(114)	$(46)
Savings and money market accounts	231	(383)	(152)
Time deposits	105	(581)	(476)
Short-term debt	(1)	(2)	(3)
Subordinated debentures	423	-	423
Note payable	(341)	-	(341)
Total interest bearing liabilities	$485	$(1,080)	$(595)

Net interest income
Net interest income (taxable equivalent)	$3,037	$(780)	$2,257
Taxable equivalent adjustment	(21)	2	(19)
Net interest income	$3,016	$(778)	$2,238

Total interest income for the three months ended June 30, 2021 was $17.7 million and total interest expense was $1.5 million, resulting in net interest income of $16.2 million for the period. For the same period of 2020, total interest income was $16.1 million and total interest expense was $2.1 million, resulting in net interest income of $14.0 million for the period. This represents a 15.97% increase in net interest income when comparing the same period from 2021 and 2020. When comparing the variances related to interest income for the three months ended June 30, 2021 and 2020, the increase was primarily attributed to increases in average volumes in loans and investment securities as well as from the recognition of origination fee income from the SBA Paycheck Protection Program. The volume related increase in interest income for the three months ended June 30, 2021 was accompanied by a decrease in the yield on loans and investment securities.  When comparing variances related to interest expense for the three months ended June 30, 2021 and 2020, the decrease primarily resulted from a decrease in deposit rates beginning in 2020 and continuing into 2021. This decrease was partially offset by an increase in the average volume of non-maturity deposits and time deposits.

Comparison of net interest income for the six months ended June 30, 2021 and 2020

The following table shows, for the six months ended June 30, 2021 and 2020, the average balances of each principal category of our earning assets and interest bearing liabilities and the average taxable equivalent yields on assets and average costs of liabilities. These yields and costs are calculated by dividing the income or expense by the average daily balance of the associated assets or liabilities.

	Six Months Ended June 30, 2021			Six Months Ended June 30, 2020
		Interest			Interest
	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Yield/Rate	Balance	Expense	Yield/Rate
Interest earning assets
Loans	$1,203,169	$30,919	5.18%	$997,297	$26,897	5.41%
Mortgage loans held for sale	22,322	222	2.01%	11,497	160	2.79%
Investment securities:
Taxable securities	513,883	3,026	1.19%	250,971	2,724	2.18%
Tax-exempt securities	88,986	1,360	3.08%	72,942	1,194	3.28%
Interest bearing balances in other banks	55,157	61	0.22%	40,284	175	0.87%
Federal funds sold	11,500	14	0.25%	-	-	0.00%
Total interest earning assets	$1,895,017	$35,602	3.80%	$1,372,991	$31,150	4.56%

Interest bearing liabilities
Interest bearing transaction accounts	$418,141	$176	0.08%	$281,836	$353	0.25%
Savings and money market accounts	600,535	733	0.25%	400,349	1,280	0.64%
Time deposits	282,536	1,249	0.89%	252,430	2,146	1.70%
Securities sold under repurchase agreements	11,218	5	0.09%	8,273	12	0.29%
Subordinated debentures	22,865	529	4.67%	-	-	0.00%
Note payable	9,338	242	5.23%	22,932	696	6.09%
Total interest bearing liabilities	$1,344,633	$2,934	0.44%	$965,820	$4,487	0.93%
Noninterest-bearing funding of earning assets	550,384	-	0.00%	407,171	-	0.00%
Total cost of funding earning assets	$1,895,017	$2,934	0.31%	$1,372,991	$4,487	0.66%
Net interest rate spread			3.36%			3.63%
Net interest income/margin (taxable equivalent)		$32,668	3.48%		$26,663	3.89%
Tax equivalent adjustment		(402)			(360)
Net interest income/margin		$32,266	3.43%		$26,303	3.84%

The following table reflects, for the six months ended June 30, 2021 and 2020, the changes in our net interest income due to variances in the volume of interest earning assets and interest bearing liabilities and variances in the associated rates earned or paid on these assets and liabilities.

	Six Months Ended June 30, 2021 vs.
	Six Months Ended June 30, 2020
		Variance
		due to
	Volume	Yield/Rate	Total
Interest earning assets
Loans	$5,394	$(1,372)	$4,022
Mortgage loans held for sale	149	(87)	62
Investment securities:
Taxable securities	2,825	(2,523)	302
Tax-exempt securities	254	(88)	166
Interest bearing balances in other banks	61	(175)	(114)
Federal funds sold	-	14	14
Total interest earning assets	$8,683	$(4,231)	$4,452

Interest bearing liabilities
Interest bearing transaction accounts	$169	$(346)	$(177)
Savings and money market accounts	636	(1,183)	(547)
Time deposits	253	(1,150)	(897)
Short-term debt	4	(11)	(7)
Subordinated debentures	529	-	529
Note payable	(410)	(44)	(454)
Total interest bearing liabilities	$1,181	$(2,734)	$(1,553)

Net interest income
Net interest income (taxable equivalent)	$7,502	$(1,497)	$6,005
Taxable equivalent adjustment	(56)	14	(42)
Net interest income	$7,446	$(1,483)	$5,963

Total interest income for the six months ended June 30, 2021 was $35.2 million and total interest expense was $2.9 million, resulting in net interest income of $32.3 million for the period. For the same period of 2020, total interest income was $30.8 million and total interest expense was $4.5 million, resulting in net interest income of $26.3 million for the period. This represents a 22.67% increase in net interest income when comparing the same period from 2021 and 2020. When comparing the variances related to interest income for the six months ended June 30, 2021 and 2020, the increase was primarily attributed to increases in average volumes in loans and investment securities as well as from the recognition of origination fee income from the SBA Paycheck Protection Program. The volume related increase in interest income for the period was partially offset by a decrease in the yield on loans and investment securities.  When comparing variances related to interest expense for the six months ended June 30, 2021 and 2020, the decrease resulted primarily from a decrease in deposits rates.  The decrease in deposit rates was partially offset by an increase in the average volume of non-maturity deposits and time deposits.

Provision for Loan Losses

The provision for loan losses represents a charge to earnings necessary to establish an allowance for loan losses that, in management’s evaluation, is adequate to provide coverage for estimated losses on outstanding loans and to provide for uncertainties in the economy. As a result of evaluating the allowance for loan losses at June 30, 2021, management recorded a provision of $1.2 million in the second quarter of 2021 compared to a provision of $3.6 million in the second quarter of 2020. The decrease in provision allocated was primarily due to continued improvement in economic conditions as the country recovers from the COVID-19 pandemic.

The allowance for loan losses is increased by a provision for loan losses, which is a charge to earnings, and it is decreased by loan charge-offs and increased by recoveries on loans previously charged off. In determining the adequacy of the allowance for loan losses, we consider our historical loan loss experience, the general economic environment, our overall portfolio composition and other relevant information. As these factors change, the level of loan loss provision changes.  When individual loans are evaluated for impairment and impairment is deemed necessary, a specific allowance is required for the impaired portion of the loan amount. Subsequent changes in the impairment amount will generally cause corresponding changes in the allowance related to the impaired loan and corresponding changes to the loan loss provision. As of June 30, 2021, the recorded allowance related to impaired loans was $323 thousand. As of June 30, 2020, the recorded allowance related to impaired loans was $351 thousand.

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

The following table sets forth the principal components of noninterest income for the periods indicated (amounts in thousands).

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2021	2020	2021	2020
Service charges and fees	$1,444	$1,102	$2,786	$2,404
Investment brokerage revenue	62	50	125	85
Mortgage operations	1,560	1,628	3,408	2,362
Bank owned life insurance income	274	199	543	398
Net gain (loss) on sale of investment securities	-	(2)	7	(48)
Other noninterest income	85	90	216	227
Total noninterest income	$3,425	$3,067	$7,085	$5,428

Noninterest income for the three months ended June 30, 2021 was $3.4 million compared to $3.1 million for the same period in 2020.  The most significant increase was a $342 thousand increase in service charges and fees which was primarily a result of deposit growth.

Noninterest income for the six months ended June 30, 2021 was $7.1 million compared to $5.4 million for the same period of 2020.   The most significant increase was a $1.0 million increase in secondary market mortgage operations income.  Activity within the secondary market continues to be high due to the low interest rate environment.

Noninterest Expense

Noninterest expenses consist primarily of salaries and employee benefits, building occupancy and equipment expenses, advertising and promotion expenses, data processing expenses, legal and professional services and miscellaneous other operating expenses.

The following table sets forth the principal components of noninterest expense for the periods indicated (amounts in thousands).

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2021	2020	2021	2020
Salaries and employee benefits	$6,649	$5,458	$12,564	$10,537
Occupancy expenses	604	586	1,178	1,167
Equipment rentals, depreciation, and maintenance	289	284	564	582
Telephone and communications	136	128	313	245
Advertising and business development	176	73	312	216
Data processing	765	734	1,429	1,474
Foreclosed assets, net	45	33	86	120
Federal deposit insurance and other regulatory assessments	256	157	549	283
Legal and other professional services	344	218	623	407
Other operating expense	1,519	1,299	2,959	2,645
Total noninterest expense	$10,783	$8,970	$20,577	$17,676

Noninterest expense for the three months ended June 30, 2021 totaled $10.8 million compared with $9.0 million for the same period of 2020. The overall increase was primarily a result of increases in salaries and employee benefits. Salaries and employee benefits increased $1.2 million, or 21.82%, to $6.6 million in the second quarter of 2021 from $5.5 million in the second quarter of 2020. The number of full-time equivalent employees increased from approximately 223 at June 30, 2020 to approximately 252 at June 30, 2021 for an increase of approximately 13.00%.

Noninterest expense for the six months ended June 30, 2021 totaled $20.6 million compared with $17.7 million for the same period of 2020. The increase was primarily a result of increases in salaries and employee benefits expense. Salaries and employee benefits increased $2.0 million, or 19.24%, to $12.6 million in the first six months of 2021 from $10.5 million in the first six months of 2020.

Provision for Income Taxes

We recognized income tax expense of $1.7 million for the three months ended June 30, 2021, compared to $926 thousand for the three months ended June 30, 2020. The effective tax rate for the three months ended June 30, 2021 was 21.8% compared to 20.4% for the same period in 2020. The effective tax rate is affected by levels of items of income that are not subject to federal and/or state taxation and by levels of items of expense that are not deductible for federal and/or state income tax purposes.

We recognized income tax expense of $3.6 million for the six months ended June 30, 2021, compared to $1.9 million for the six months ended June 30, 2020. The increase of $1.7 million, or 93.63%, resulted from the increase in net income before taxes of $7.2 million in the first six months of 2021 as compared to the first six months of 2020. The effective tax rate for the six months ended June 30, 2021 was 21.9% compared to 20.2% for the same period in 2020. The effective tax rate is affected by levels of items of income that are not subject to federal and/or state taxation and by levels of items of expense that are not deductible for federal and/or state income tax purposes.

Comparison of Financial Condition at June 30, 2021 and December 31, 2020

Overview

Our total assets increased $361.5 million, or 19.38%, from December 31, 2020 to June 30, 2021. Loans, net of deferred fees and discounts, increased $41.0 million, or 3.5%, from December 31, 2020 to June 30, 2021. Securities available-for-sale increased by $287.1 million, or 58.20%, from December 31, 2020 to June 30, 2021. Cash and cash equivalents increased $25.6 million, or 42.52% from December 31, 2020 to June 30, 2021. Total deposits increased $338.4 million, or 20.46%, from December 31, 2020 to June 30, 2021 which funded our loan growth and purchase of securities.  Total stockholders’ equity increased $5.7 million, or 3.38% from December 31, 2020 to June 30, 2021 primarily due to strong earnings of $12.8 million during the period.  Stockholders’ equity was reduced approximately $4.6 million due to a decrease in the net unrealized gain on securities available-for-sale and $2.6 million due to the dividend paid in the first quarter.

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

During the six months ended June 30, 2021, we purchased investment securities totaling $365.7 million and sold investment securities with proceeds received of $4.4 million including net realized gains of $7 thousand.

The following tables summarize the amortized cost, gross unrealized gains, gross unrealized losses, and fair value of securities available-for-sale at June 30, 2021 and December 31, 2020 (amounts in thousands).

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2021:
Securities available-for-sale:
Residential mortgage-backed	$585,733	$3,279	$(3,841)	$585,171
U.S. treasury securities	56,270	18	(47)	56,241
U.S. govt. sponsored enterprises	27,477	964	-	28,441
State, county, and municipal	96,683	4,805	(105)	101,383
Corporate debt obligations	9,228	16	(116)	9,128
Totals	$775,391	$9,082	$(4,109)	$780,364

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2020:
Securities available-for-sale:
Residential mortgage-backed	$346,001	$5,034	$(438)	$350,597
U.S. govt. sponsored enterprises	34,963	1,272	(4)	36,231
State, county, and municipal	98,026	5,220	(17)	103,229
Corporate debt obligations	3,166	51	-	3,217
Totals	$482,156	$11,577	$(459)	$493,274

Loans

Loans are the largest category of interest earning assets and typically provide higher yields than other types of interest earning assets. Associated with the higher loan yields are the inherent credit and liquidity risks which management attempts to control and counterbalance. Total loans averaged $1.22 billion during the three months ended June 30, 2021, or 61.5% of average interest earning assets, as compared to $1.07 billion, or 72.2% of average interest earning assets, for the three months ended June 30, 2020. At June 30, 2021, total loans, net of deferred loan fees and discounts, were $1.23 billion, compared to $1.19 billion at December 31, 2020, an increase of $41.0 million, or 3.5%.

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

The following table provides a summary of the loan portfolio as of June 30, 2021, and December 31, 2020.

	June 30, 2021		December 31, 2020
	Amount	% of Total	Amount	% of Total
Residential real estate:
Closed-end 1-4 family - first lien	$268,199	22.2%	$252,528	21.6%
Closed-end 1-4 family - junior lien	6,368	0.5%	8,343	0.7%
Multi-family	11,593	1.0%	10,817	0.9%
Total residential real estate	286,160	23.7%	271,688	23.2%
Commercial real estate:
Nonfarm nonresidential	347,058	28.7%	317,279	27.1%
Farmland	39,420	3.3%	34,586	3.0%
Total commercial real estate	386,478	32.0%	351,865	30.1%
Construction and land development:
Residential	89,320	7.4%	71,784	6.1%
Other	74,879	6.2%	78,818	6.7%
Total construction and land development	164,199	13.6%	150,602	12.8%
Home equity lines of credit	44,179	3.7%	43,424	3.7%
Commercial loans:
Other commercial loans	249,037	20.7%	279,385	23.9%
Agricultural	40,273	3.3%	29,854	2.6%
State, county, and municipal loans	23,805	2.0%	25,922	2.2%
Total commercial loans	313,115	26.0%	335,161	28.7%
Consumer loans	42,069	3.5%	40,646	3.5%
Total gross loans	1,236,200	102.5%	1,193,386	102.0%
Allowance for loan losses	(18,913)	-1.6%	(16,803)	-1.4%
Net discounts	(741)	-0.1%	(1,010)	-0.1%
Net deferred loan fees	(7,881)	-0.8%	(5,794)	-0.5%
Net loans	$1,208,665	100.0%	$1,169,779	100.0%

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

Real estate loans are the largest component of our loan portfolio and include residential real estate loans, commercial real estate loans, and construction and land development loans. At June 30, 2021, this category totaled $836.8 million, or 67.69% of total gross loans, compared to $774.2 million, or 64.87%, at December 31, 2020. Real estate loans increased $62.6 million, or 8.09%, during the period December 31, 2020 to June 30, 2021. Commercial loans decreased $22.0 million, or 6.58% during the same period. Our management team and lending officers have a great deal of experience and expertise in real estate lending and commercial lending.

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

All other loans are deemed to be unimpaired and are grouped into various homogeneous risk pools primarily utilizing regulatory reporting classification codes. The Bank’s historical loss factors are calculated for each of the risk pools based on the percentage of net losses experienced as a percentage of the average loans outstanding. The time periods utilized in these historical loss factor calculations are subjective and vary according to management’s estimate of the impact of current economic cycles. As every loan has a risk of loss, minimum loss factors are estimated based on long term trends for the Bank, the banking industry, and the economy. The greater of the calculated historical loss factors or the minimum loss factors are applied to the unimpaired loan amounts currently outstanding for the risk pool and included in the analysis of the allowance for loan losses. In addition, certain qualitative adjustments may be included by management as additional loss factors. These adjustments may include, among other things, changes in loan policy, loan administration, loan geographic or industry concentrations, loan growth rates, and experience levels of our lending officers.  Although we have not seen any significant changes in credit quality as a result of the pandemic, management has added several significant qualitative adjustments to our allowance for loan loss calculation that are related to the uncertainties of how the pandemic will affect our loan quality.  As a result of these qualitative adjustments, our provision for loan losses and the allowance for loan losses increased significantly during pandemic.  The loss allocations for specifically impaired loans, smaller impaired loans not specifically measured for impairment, and unimpaired loans are totaled to determine the total required allowance for loan losses. This total is compared to the current allowance on the Bank’s books and adjustments made accordingly by a charge or credit to the provision for loan losses.

Management believes the data it uses in determining the allowance for loan losses is sufficient to estimate potential losses in the loan portfolio; however, actual results could differ from management’s estimate.

The following table presents a summary of changes in the allowance for loan losses for the periods indicated (amounts in thousands).

	As of and for the		As of and for the
	Three Months Ended:		Six Months Ended:
	June 30,	June 30,	June 30,	June 30,
	2021	2020	2021	2020
Allowance for loan losses at beginning of period	$18,028	$9,933	$16,803	$8,679
Charge-offs:
Mortgage loans on real estate:
Residential real estate	101	52	101	52
Commercial real estate	177	-	177	-
Construction and land development	-	-	-	-
Total mortgage loans on real estate	278	52	278	52
Home equity lines of credit	-	-	-	-
Commercial	44	97	84	159
Consumer	24	22	29	84
Total	346	171	391	295

Recoveries:
Mortgage loans on real estate:
Residential real estate	-	4	-	5
Commercial real estate	4	4	35	8
Construction and land development	4	92	4	97
Total mortgage loans on real estate	8	100	39	110
Home equity lines of credit	-	18	-	19
Commercial	27	24	65	59
Consumer	11	10	26	26
Total	46	152	130	214

Net charge-offs	300	19	261	81
Provision for loan losses	1,185	3,566	2,371	4,882
Allowance for loan losses at end of period	$18,913	$13,480	$18,913	$13,480

Total loans outstanding, net of deferred loan fees	1,227,578	1,144,985	1,227,578	1,144,985
Average loans outstanding, net of deferred loan fees	1,219,256	1,074,074	1,203,169	997,297
Allowance for loan losses to period end loans	1.54%	1.18%	1.54%	1.18%
Net charge-offs to average loans (annualized)	0.10%	0.01%	0.04%	0.02%

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

	June 30, 2021		December 31, 2020
		Percent of		Percent of
	Amount	Total	Amount	Total
Mortgage loans on real estate:
Residential real estate	$1,915	10.1%	$1,676	10.0%
Commercial real estate	8,015	42.4%	6,807	40.5%
Construction and land development	2,100	11.1%	1,749	10.4%
Total mortgage loans on real estate	12,030	63.6%	10,232	60.9%
Home equity lines of credit	307	1.6%	268	1.6%
Commercial	6,206	32.8%	5,897	35.1%
Consumer	370	2.0%	406	2.4%
Total	$18,913	100.0%	$16,803	100.0%

Nonperforming Assets

The following table presents our nonperforming assets as of the dates indicated (amounts in thousands):

	June 30,		December 31,
	2021	2020	2020
Nonaccrual loans	$2,875	$3,685	$4,264
Accruing loans past due 90 days or more	101	156	398
Total nonperforming loans	2,976	3,841	4,662
Foreclosed assets	674	405	240
Total nonperforming assets	$3,650	$4,246	$4,902

Allowance for loan losses to period end loans	1.54%	1.18%	1.42%
Allowance for loan losses to period end nonperforming loans	635.52%	350.95%	360.42%
Net charge-offs (recoveries) to average loans (annualized)	0.04%	0.02%	0.05%
Nonperforming assets to period end loans and foreclosed property	0.30%	0.37%	0.41%
Nonperforming loans to period end loans	0.24%	0.34%	0.39%
Nonperforming assets to total assets	0.16%	0.25%	0.26%
Period end loans	1,227,578	1,144,985	1,186,582
Period end total assets	2,226,103	1,705,402	1,864,650
Allowance for loan losses	18,913	13,480	16,803
Average loans for the period	1,203,169	997,297	1,087,007
Net charge-offs for the period	261	81	491
Period end loans plus foreclosed property	1,228,252	1,145,390	1,186,822

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

The following table details the composition of our deposit portfolio as of June 30, 2021, and December 31, 2020.

	June 30, 2021		December 31, 2020
		Percent of		Percent of
	Amount	Total	Amount	Total
Demand deposits, non-interest bearing	$572,630	28.8%	$436,885	26.4%
Demand deposits, interest bearing	459,051	23.0%	377,745	22.8%
Money market accounts	559,774	28.1%	473,714	28.6%
Savings deposits	107,816	5.4%	89,914	5.4%
Time certificates of $250 thousand or more	109,942	5.5%	96,839	5.9%
Other time certificates	182,800	9.2%	178,538	10.9%
Totals	$1,992,013	100.0%	$1,653,635	100.0%

Total deposits were $1.99 billion at June 30, 2021, an increase of $338.4 million from December 31, 2020 with the increase resulting mainly in the balances of money market accounts and demand deposit accounts. Some of our demand deposit accounts are seasonal and have expected balance fluctuations. The seasonality of these demand deposits is related to property tax collections and to agricultural production. However, the third round of stimulus checks were sent out in mid-March which led to an increase in deposits from year-end when we would normally see a decrease from year-end.

The following table presents the Bank’s time certificates of deposits by various maturities as of June 30, 2021 (amounts in thousands).

	All Time Deposits	Time Deposits $100 or more	Time Deposits less than $100
Three months or less	$72,707	$53,516	$19,191
Greater than three months through six months	61,065	41,960	19,105
Greater than six months through one year	103,803	75,777	28,026
Greater than one year through three years	31,391	20,907	10,484
Greater than three years	23,776	18,180	5,596
Total	$292,742	$210,340	$82,402

Other Funding Sources

We supplement our deposit funding with wholesale funding when needed for balance sheet planning and management or when the terms are attractive and will not disrupt our offering rates in our markets. A source we have used for wholesale funding is the Federal Home Loan Bank of Atlanta (FHLB). The line of credit with the FHLB is secured by pledges of various loans in our loan portfolio. At June 30, 2021, the FHLB line of credit available was $236.4 million and at December 31, 2020 it was $214.4 million. As of June 30, 2021 and December 31, 2020, we have no Federal Home Loan Bank advances outstanding.  We also have lines of credit for federal funds borrowings with other banks that totaled $38.5 million at June 30, 2021 and December 31, 2020, respectively. Furthermore, we have pledged certain loans to the Federal Reserve Bank (FRB) to secure a line of credit. At June 30, 2021, the FRB line of credit available was $128.5 million and at December 31, 2020, the FRB line of credit available was $123.3 million. We have never drawn on the FRB line of credit and consider it a contingency line of credit to be used only for emergency liquidity management.

On October 31, 2018, the Company entered into a loan agreement with CenterState Bank for $27 million.  The loan proceeds were drawn and received by the Company on October 31, 2018.  The loan proceeds were used to fund the payment of the cash consideration to the PSB Bancshares, Inc. shareholders of $24.5 million in accordance with the PSB merger agreement and for general corporate purposes.  The loan carried a fixed interest rate of 6%.  The loan was secured by all of the common stock of the Bank.  The balance at December 31, 2020 was $20.4 million.  This note was paid off in March 2021 when the Company issued a private placement of $40 million fixed-to-floating rate subordinated debentures in March 2021 which are described in detail below.

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

Cash and cash equivalents at June 30, 2021 and December 31, 2020, were $85.9 million and $60.3 million, respectively. Based on recorded cash and cash equivalents, management believes River Financial Corporation’s liquidity resources were sufficient at June 30, 2021 to fund loans and meet other cash needs as necessary.

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

Financial instruments whose contract amount represents credit risk at June 30, 2021 and December 31, 2020 were as follows  (amounts in thousands):

	June 30, 2021	December 31, 2020
Commitments to extend credit	$281,379	$246,701
Stand-by and performance letters of credit	2,358	2,659
Total	$283,737	$249,360

Contractual Obligations

While our liquidity monitoring and management considers both present and future demands for and sources of liquidity, the following table of contractual commitments focuses only on future obligations as of June 30, 2021 (amounts in thousands).

		Due after 1	Due after 3
	Due in 1	through	through	Due after
	year or less	3 years	5 years	5 years	Total
Deposits without a stated maturity	$1,699,271	$-	$-	$-	$1,699,271
Certificates of deposit of less than $100	66,322	10,484	5,546	50	82,402
Certificates of deposit of $100 or more	171,253	20,907	18,180	-	210,340
Securities sold under agreements to repurchase	10,486	-	-	-	10,486
Subordinated debt, net of loan costs	-	-	-	39,316	39,316
Operating leases	683	1,330	589	470	3,072
Total contractual obligations	$1,948,015	$32,721	$24,315	$39,836	$2,044,887

Capital Position and Dividends

At June 30, 2021 and December 31, 2020, total stockholders’ equity was $172.1 million and $166.4 million, respectively. The increase of approximately $5.7 million resulted mainly from the net change in retained earnings and other comprehensive income for the six months ended June 30, 2021. Retained earnings for the first six months of 2021 increased $10.2 million and other comprehensive income decreased $4.6 million. The ratio of stockholders’ equity to total assets was 7.73% and 8.93% at June 30, 2021 and December 31, 2020, respectively.

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

Management believes, as of June 30, 2021, that the Bank meets all capital adequacy requirements to which it is subject. The following table presents the Bank’s capital amounts and ratios as of June 30, 2021 with the required minimum levels for capital adequacy purposes including the phase in of the capital conservation buffer under Basel III and minimum levels to be well capitalized (as defined) under the regulatory prompt corrective action regulations.

As of June 30, 2021:
					To Be Well Capitalized
			Required For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (To Risk-Weighted Assets)	$188,977	14.099%	$140,742	>= 10.500%	$134,040	>= 10.00%
Common Equity Tier 1 Capital (To Risk-Weighted Assets)	172,196	12.847%	93,828	>= 7.000%	87,126	>= 6.50%
Tier 1 Capital (To Risk-Weighted Assets)	172,196	12.847%	113,932	>= 8.500%	107,230	>= 8.00%
Tier 1 Capital (To Average Assets)	172,196	8.264%	83,346	>= 4.000%	104,182	>= 5.00%

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

River Financial Corporation’s principal source of funds for dividend payments and debt service is dividends received from River Bank. There are statutory limitations on the payment of dividends by River Bank to River Financial Corporation. As of June 30, 2021, the maximum amount the Bank could dividend to River Financial Corporation without prior regulatory authority approval was approximately $46.3 million. In addition to dividend restrictions, federal statutes prohibit unsecured loans from banks to bank holding companies.

During the six months ending June 30, 2021 there were 5,500 incentive stock options issued with a weighted average exercise price of $26.34 per share. During the same period, there were 9,021 incentive stock options exercised at a weighted average exercise price of $15.27 per share. A total of 393,729 incentive stock options were outstanding as of June 30, 2021 with a weighted average exercise price of $22.62 per share and a weighted average remaining life of 6.31 years.

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

The following table illustrates our interest rate sensitivity at June 30, 2021, assuming the relevant assets and liabilities are collected and paid, respectively, based upon historical experience rather than their stated maturities (amounts in thousands).

	0-1 Mos	1-3 Mos	3-12 Mos	1-2 Yrs	2-3 Yrs	>3 Yrs	Total
Interest earning assets
Loans	$231,909	$72,662	$253,646	$165,685	$123,328	$380,348	$1,227,578
Securities	15,735	31,405	114,329	106,668	70,325	441,902	780,364
Certificates of deposit in banks	-	456	744	495	1,740	225	3,660
Cash balances in banks	44,420	-	-	-	-	-	44,420
Federal funds sold	11,500	-	-	-	-	-	11,500
Total interest earning assets	$303,564	$104,523	$368,719	$272,848	$195,393	$822,475	$2,067,522

Interest bearing liabilities
Interest bearing transaction accounts	$186,887	$6,536	$29,415	$39,220	$39,220	$157,773	$459,051
Savings and money market accounts	383,421	8,862	39,882	53,176	53,176	129,073	667,590
Time deposits	22,456	51,120	162,684	20,284	10,581	25,617	292,742
Securities sold under agreements to repurchase	10,486	-	-	-	-	-	10,486
Subordinated debentures, net of loan costs	-	-	-	-	-	39,316	39,316
Total interest bearing liabilities	$603,250	$66,518	$231,981	$112,680	$102,977	$351,779	$1,469,185

Interest sensitive gap
Period gap	$(299,686)	$38,005	$136,738	$160,168	$92,416	$470,696	$598,337
Cumulative gap	$(299,686)	$(261,681)	$(124,943)	$35,225	$127,641	$598,337
Cumulative gap - Rate Sensitive Assets/ Rate Sensitive Liabilities	-14.5%	-12.7%	-6.0%	1.7%	6.2%	28.9%

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

	Impact on net interest income
	As of	As of
	June 30, 2021	December 31, 2020
Change in prevailing rates:
+ 400 basis points	(10.25)%	(7.80)%
+ 300 basis points	(6.84)%	(5.16)%
+ 200 basis points	(4.13)%	(3.53)%
+ 100 basis points	(2.22)%	(2.19)%
+ 0 basis points	-	-
- 100 basis points	(0.99)%	1.57%
- 200 basis points	(1.33)%	1.44%
- 300 basis points	(1.42)%	1.35%
- 400 basis points	(1.47)%	1.30%

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This item is not applicable to smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company has carried out an evaluation under the supervision and with participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even the effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2021, the Company’s disclosure controls and procedures are effective in ensuring that material information relating to the Company required to be disclosed in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods and is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the six months ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time the Company is a party to legal proceedings.  At the present time the Company is not part of any proceeding which the Company deems to be material.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 that could materially affect the Company’s business, financial condition or future results as well as those in the Company’s Report on Form 10-Q for the quarter ended March 31, 2021. The risks described in the Company’s Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.

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

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted, which included a loan program administered through the SBA referred to as the PPP. Under the PPP, small businesses and other entities and individuals can apply for unsecured, low-interest rate loans from existing SBA lenders and other approved regulated lenders that enroll in the program, subject to numerous limitations and eligibility criteria.  Borrowers are eligible for up to 100% forgiveness on PPP loans if certain conditions are met.  The PPP loans are 100% guaranteed by the SBA.  The Bank participated as a lender in the PPP. The PPP opened on April 3, 2020.  The PPP was launched by SBA and the US Department of Treasury in an expedient timeframe, and because of the short timeframe between the passing of the CARES Act and the opening of the PPP, there was ambiguity in the laws, rules and guidance regarding the operation of the PPP, which exposes us to risks relating to noncompliance with the PPP. Since the opening of the PPP, several other larger banks have been subject to litigation regarding the process and procedures that such banks used in processing applications for the PPP. River Financial and River Bank may be exposed to the risk of similar litigation, from both customers and non‑customers that approached the Bank regarding PPP loans, regarding its process and procedures used in processing applications for the PPP. If any such litigation is filed against us and is not resolved in a favorable manner, it may result in significant financial liability or adversely affect our reputation. In addition, litigation can be costly, regardless of outcome. Any financial liability, litigation costs or reputational damage caused by PPP-related litigation could have a material adverse effect on our business, financial condition and results of operations.  The Bank also has credit risk on PPP loans if a determination is made by the SBA that there is a material deficiency in the manner in which the loan was originated, funded, or serviced by the Bank. In the event of a loss resulting from a default on a PPP loan and a determination by the SBA that there was a material deficiency in the manner in which the PPP loan was originated, funded, or serviced by the Bank, the SBA may deny its liability under the guaranty, reduce the amount of the guaranty, or, if it has already paid under the guaranty, seek recovery of any loss related to the deficiency from the Bank.  There is also a risk that not all PPP loans will be forgiven and any unforgiven amount will remain on the Bank’s balance sheet preventing such funds from being redeployed into higher-earning assets.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In February 2021, the Company sold 22,661 shares of its common stock for a cash total of $629 thousand to its employee stock ownership plan.  In June 2021, the Company sold 14,444 shares of its common stock for a cash total of $419 thousand to its employee stock ownership plan.  The Company Relied upon exemptions from registration under SEC Rule 701 and Rule 147A.

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

10.11

Loan Agreement between River Financial Corporation and CenterState Bank (now SouthState Bank) filed as Exhibit 10.1 to the Registrant’s Form 8-K/A filed November 2, 2018 and incorporated herein by reference.

Exhibit Number	Description
10.12

Form of Subordinated Note Purchase Agreement, dated March 9, 2021, between River Financial Corporation and certain accredited investors, included as Exhibit 10.1 in the River Financial Corporation Form 8-K, filed on March 10, 2021 and incorporated herein by reference.

31.1**	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2**	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32 **	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
*	Schedules omitted. Registrant agrees to furnish a copy of any omitted schedule to the SEC upon request.
**	Filed herewith.

Index to Exhibits

The following is an index of exhibits including items incorporated by reference:

Exhibit Number	Description

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

31.1**	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2**	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32 **	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Schedules omitted. Registrant agrees to furnish a copy of any omitted schedule to the SEC upon request.
**	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RIVER FINANCIAL CORPORATION

Date: August 3, 2021	By:	/s/ James M. Stubbs
James M. Stubbs
Chief Executive Officer (principal executive officer)

Date: August 3, 2021	By:	/s/ Jason B. Davis
Jason B. Davis
Chief Financial Officer