Form 10-Q
period 2021-09-30
River Financial Corp
filed 2021-11-09
CIK 1641601

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

(334) 290-1012

“Registrant’s telephone number, including area code”

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of October 31, 2021, the registrant had 6,550,651 shares of common stock, $1.00 par value per share, outstanding.

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

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

RIVER FINANCIAL CORPORATION

Consolidated Statements of Financial Condition

(in thousands except share data)

	September 30, 2021	December 31, 2020
	Unaudited	Audited
Assets
Cash and due from banks	$27,938	$15,859
Interest-bearing deposits in banks	33,977	32,909
Federal funds sold	9,500	11,500
Cash and cash equivalents	71,415	60,268

Certificates of deposit in banks	3,660	4,155
Securities held-to-maturity, at amortized cost	10,936	-
Securities available-for-sale, at fair value	849,315	493,274
Loans held for sale	18,031	24,004
Loans, net of unearned income and discounts	1,237,731	1,186,582
Less allowance for loan losses	(20,047)	(16,803)
Net loans	1,217,684	1,169,779
Premises and equipment, net	35,609	32,501
Accrued interest receivable	6,945	6,799
Bank owned life insurance	44,851	29,016
Foreclosed assets	650	240
Deferred income taxes, net	4,021	1,625
Core deposit intangible	3,233	4,052
Goodwill	27,817	27,817
Restricted equity securities	1,482	1,777
Other assets	13,665	9,343
Total assets	$2,309,314	$1,864,650
Liabilities and Shareholders' Equity
Noninterest-bearing deposits	$568,220	$436,885
Interest-bearing deposits	1,499,040	1,216,750
Total deposits	2,067,260	1,653,635
Securities sold under agreements to repurchase	9,432	13,653
Note payable	-	20,392
Subordinated debentures, net of loan costs	39,325	-
Accrued interest payable and other liabilities	10,286	8,790
Total liabilities	2,126,303	1,696,470
Common stock related to 401(k) Employee Stock Ownership Plan	2,673	1,732
Stockholders' Equity
Common stock ($1 par value; 10,000,000 shares authorized; 6,562,885 and 6,528,764 shares issued; 6,550,651 and 6,501,024 shares outstanding, respectively)	6,563	6,529
Additional paid-in capital	101,393	100,707
Retained earnings	70,427	53,391
Accumulated other comprehensive income	5,019	8,310
Treasury stock at cost (12,234 and 27,740 shares, respectively)	(391)	(757)
Common stock related to 401(k) Employee Stock Ownership Plan	(2,673)	(1,732)
Total stockholders' equity	180,338	166,448
Total equity	183,011	168,180
Total liabilities and stockholders' equity	$2,309,314	$1,864,650

The accompanying notes are an integral part of these financial statements.

RIVER FINANCIAL CORPORATION

Unaudited Consolidated Statements of Income

(in thousands except per share data)

	For the Three Months Ended:		For the Nine Months Ended:
	September 30,		September 30,
	2021	2020	2021	2020
Interest income:
Loans, including fees	$15,956	$14,328	$46,988	$41,285
Taxable securities	2,093	1,105	5,119	3,829
Nontaxable securities	540	517	1,610	1,451
Federal funds sold	7	4	21	4
Other interest income	34	26	95	201
Total interest income	18,630	15,980	53,833	46,770
Interest expense:
Deposits	978	1,667	3,139	5,446
Short-term borrowings	3	2	8	14
Subordinated debentures	410	-	939	-
Note payable	-	333	242	1,029
Total interest expense	1,391	2,002	4,328	6,489
Net interest income	17,239	13,978	49,505	40,281
Provision for loan losses	1,187	2,916	3,558	7,798
Net interest income after provision for loan losses	16,052	11,062	45,947	32,483
Noninterest income:
Service charges and fees	1,527	1,269	4,313	3,673
Investment brokerage revenue	70	43	195	128
Mortgage operations	1,946	1,555	5,354	3,917
Bank owned life insurance income	292	201	835	599
Net gain (loss) on sale of investment securities	-	-	7	(48)
Other noninterest income	95	90	311	317
Total noninterest income	3,930	3,158	11,015	8,586
Noninterest expense:
Salaries and employee benefits	7,117	5,437	19,681	15,974
Occupancy expenses	598	592	1,776	1,759
Equipment rentals, depreciation, and maintenance	240	281	804	863
Telephone and communications	132	116	445	361
Advertising and business development	196	184	508	400
Data processing	740	681	2,169	2,155
Foreclosed assets, net	50	32	136	152
Federal deposit insurance and other regulatory assessments	331	265	880	548
Legal and other professional services	309	181	932	588
Other operating expenses	1,552	1,299	4,511	3,944
Total noninterest expense	11,265	9,068	31,842	26,744
Income before income taxes	8,717	5,152	25,120	14,325
Provision for income taxes	1,884	1,085	5,472	2,938
Net income	$6,833	$4,067	$19,648	$11,387

Basic net earnings per common share	$1.04	$0.63	$3.01	$1.75
Diluted net earnings per common share	$1.03	$0.62	$2.97	$1.73
Dividends per common share	$-	$-	$0.40	$0.36

The accompanying notes are an integral part of these financial statements.

RIVER FINANCIAL CORPORATION

Unaudited Consolidated Statements of Comprehensive Income

(in thousands)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net income	$6,833	$4,067	$19,648	$11,387
Other comprehensive income (loss), net of tax:
Investment securities available-for-sale:
Net unrealized gains (losses)	1,752	1,179	(4,389)	7,965
Income tax effect	(440)	(296)	1,103	(2,000)
Reclassification adjustments for net (gains) losses realized in net income	-	-	(7)	48
Income tax effect	-	-	2	(12)
Other comprehensive income (loss), net of tax	1,312	883	(3,291)	6,001
Comprehensive income	$8,145	$4,950	$16,357	$17,388

The accompanying notes are an integral part of these financial statements.

RIVER FINANCIAL CORPORATION

Unaudited Consolidated Statements of Changes in Stockholders' Equity

(in thousands except share and per share data)

				Accumulated		Common
		Additional		Other		Stock	Total
	Common	Paid In	Retained	Comprehensive	Treasury	Related to	Stockholders'
	Stock	Capital	Earnings	Income	Stock	KSOP	Equity
Balance at December 31, 2020	$6,529	$100,707	$53,391	$8,310	$(757)	$(1,732)	$166,448
Net income	-	-	19,648	-	-	-	19,648
Other comprehensive loss, net of tax	-	-	-	(3,291)	-	-	(3,291)
Exercise of stock options (34,121 shares)	34	555	-	-	-	-	589
Purchase of treasury stock (26,678 shares)	-	-	-	-	(824)	-	(824)
Sale of treasury shares (42,184 shares)	-	(9)	-	-	1,190	-	1,181
Dividends declared ($0.40 per share)	-	-	(2,612)	-	-	-	(2,612)
Stock-based compensation expense	-	140	-	-	-	-	140
Change for KSOP related shares	-	-	-	-	-	(941)	(941)
Balance at September 30, 2021	$6,563	$101,393	$70,427	$5,019	$(391)	$(2,673)	$180,338

The accompanying notes are an integral part of these financial statements.

RIVER FINANCIAL CORPORATION

Unaudited Consolidated Statements of Cash Flows

(in thousands)

	For the Nine Months
	Ended September 30,
	2021	2020
Cash Flows From (Used For) Operating Activities:
Net Income	$19,648	$11,387
Adjustments to reconcile net income to net cash (used for) from operating activities:
Provision for loan losses	3,558	7,798
Provision for losses on foreclosed assets	90	91
Amortization of securities available-for-sale	5,621	2,898
Accretion of securities available-for-sale	(136)	(173)
Realized net (gain) loss on securities available-for-sale	(7)	48
Accretion of discount on acquired loans	(54)	(281)
Accretion of deferred loan fees / costs	(2,280)	(1,811)
Amortization of core deposit intangible asset	819	967
Stock-based compensation expense	140	163
Bank owned life insurance income	(835)	(599)
Depreciation and amortization of premises and equipment	1,100	1,103
Gain on sale of foreclosed assets	(10)	(2)
Deferred income tax benefit	(1,295)	(3,041)
(Increase) decrease in operating assets and (decrease) increase in operating liabilities:
Loans held-for-sale	5,973	(15,183)
Accrued interest receivable	(146)	(2,250)
Other assets	(4,322)	(1,656)
Accrued interest payable and other liabilities	1,498	(1,517)
Net cash from (used for) operating activities	29,362	(2,058)
Cash Flows From (Used For) Investing Activities:
Maturity of certificate of deposit	495	2,437
Purchase of certificate of deposit	-	(501)
Activity in securities available-for-sale:
Sales of securities available-for-sale	4,383	14,499
Maturities, payments, calls of securities available-for-sale	100,461	62,702
Purchases of securities available-for-sale	(470,758)	(183,880)
Activity in securities held-to-maturity:
Purchases of securities held-to-maturity	(10,937)	-
Loan principal originations, net	(49,758)	(284,126)
Proceeds from sale of foreclosed assets	141	1,334
Purchases of premises and equipment	(4,208)	(1,172)
Sale (purchase) of restricted equity securities, net	295	(127)
Purchase of bank owned life insurance	(15,000)	-
Net cash used for investing activities	(444,886)	(388,834)
Cash Flows From (Used For) Financing Activities:
Net increase in deposits	413,625	405,279
Net (decrease) increase in securities sold under agreements to repurchase	(4,221)	1,559
Proceeds from issuance of subordinated debt, net of loan costs	39,325	-
Repayment of note payable	(20,392)	(2,519)
Proceeds from exercise of common stock options and warrants	589	181
Purchase of treasury stock	(824)	(700)
Sale of treasury stock	1,181	198
Cash dividends	(2,612)	(2,343)
Net cash from financing activities	426,671	401,655
Net Change In Cash And Cash Equivalents	11,147	10,763
Cash and Cash Equivalents At Beginning Of Period	60,268	45,455
Cash and Cash Equivalents At End Of Period	$71,415	$56,218

Supplemental Disclosures Of Cash Flows Information:
Cash Payments For:
Interest paid to depositors	$3,228	$5,528
Interest paid on borrowings	$1,332	$1,070
Income taxes	$9,020	$7,148
Non-cash investing and financing activities:
Transfer of loans to foreclosed assets	$630	$490

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

The reconciliation of the components of the basic and diluted earnings per share is as follows (amounts in thousands):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2021	2020	2021	2020
Net earnings available to common shareholders	$6,833	$4,067	$19,648	$11,387
Weighted average common shares outstanding	6,545,008	6,498,288	6,532,128	6,498,669
Dilutive effect of stock options	84,163	73,452	72,895	74,759
Diluted common shares	6,629,171	6,571,740	6,605,023	6,573,428
Basic earnings per common share	$1.04	$0.63	$3.01	$1.75
Diluted earnings per common share	$1.03	$0.62	$2.97	$1.73

Note 4 – Investment Securities

The following table summarizes the amortized cost and fair value of securities available-for-sale and securities held-to-maturity and the corresponding amounts of unrealized gains and losses recognized in accumulated other comprehensive income at September 30, 2021 and December 31, 2020 (amounts in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2021:
Securities available-for-sale:
Residential mortgage-backed	$615,955	$3,929	$(2,631)	$617,253
U.S. treasury securities	97,474	52	(155)	97,371
U.S. govt. sponsored enterprises	26,381	835	-	27,216
State, county, and municipal	93,552	4,740	(93)	98,199
Corporate debt obligations	9,225	69	(18)	9,276
Total available-for-sale	$842,587	$9,625	$(2,897)	$849,315

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2021:
Securities held-to-maturity:
Residential mortgage-backed	$-	$-	$-	$-
U.S. treasury securities	-	-	-	-
U.S. govt. sponsored enterprises	-	-	-	-
State, county, and municipal	10,936	2	(119)	10,819
Corporate debt obligations	-	-	-	-
Total held-to-maturity	$10,936	$2	$(119)	$10,819

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2020:
Securities available-for-sale:
Residential mortgage-backed	$346,001	$5,034	$(438)	$350,597
U.S. govt. sponsored enterprises	34,963	1,272	(4)	36,231
State, county, and municipal	98,026	5,220	(17)	103,229
Corporate debt obligations	3,166	51	-	3,217
Total available-for-sale	$482,156	$11,577	$(459)	$493,274

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

The following table summarizes securities with unrealized and unrecognized losses as of September 30, 2021 and December 31, 2020 aggregated by major security type and length of time in a continuous unrealized or unrecognized loss position (amounts in thousands):

	Less Than 12 Months		More Than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2021:
Securities available-for-sale:
Residential mortgage-backed	$253,923	$2,583	$8,664	$48	$262,587	$2,631
U.S. treasury securities	56,820	155	-	-	56,820	155
U.S. govt. sponsored enterprises	-	-	-	-	-	-
State, county & municipal	6,815	83	625	10	7,440	93
Corporate debt obligations	3,033	18	-	-	3,033	18
Total available-for-sale	$320,591	$2,839	$9,289	$58	$329,880	$2,897

Securities held-to-maturity:
Residential mortgage-backed	$-	$-	$-	$-	$-	$-
U.S. treasury securities	-	-	-	-	-	-
U.S. govt. sponsored enterprises	-	-	-	-	-	-
State, county & municipal	9,484	119	-	-	9,484	119
Corporate debt obligations	-	-	-	-	-	-
Total held-to-maturity	$9,484	$119	$-	$-	$9,484	$119

December 31, 2020:
Securities available-for-sale:
Residential mortgage-backed	$125,431	$438	$-	$-	$125,431	$438
U.S. govt. sponsored enterprises	2,496	4	-	-	2,496	4
State, county & municipal	2,945	17	-	-	2,945	17
Corporate debt obligations	-	-	-	-	-	-
Total available-for-sale	$130,872	$459	$-	$-	$130,872	$459

As of September 30, 2021, management does not consider securities with unrealized losses to be other-than-temporarily impaired. The unrealized losses in each category have occurred as a result of changes in interest rates, market spreads and market conditions subsequent to purchase. The Company has the ability and intent to hold its securities for a period of time sufficient to allow for a recovery in fair value. There were no other-than-temporary impairments charged to earnings during the nine months ended September 30, 2021 or 2020.  The Company owned a total of 88 securities with unrealized losses of $3.02 million at September 30, 2021. As of September 30, 2021 and December 31, 2020, securities with a carrying value of approximately $182.5 million and $129.0 million, respectively, were pledged to secure public deposits as required by law. At September 30, 2021 and December 31, 2020, the carrying value of securities pledged to secure repurchase agreements was approximately $19.9 million and $15.2 million, respectively.

During the nine months ended September 30, 2021, the Company sold investment securities for proceeds of  $4.4 million and realized gains of $7 thousand.  During the nine months ended September 30, 2020, the Company sold investment securities for proceeds of $14.5 million and realized losses of $48 thousand.

The amortized cost and estimated fair value of debt securities at September 30, 2021 and December 31, 2020, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities for residential mortgage backed securities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.  These securities are therefore not presented by maturity classification.

	September 30, 2021		December 31, 2020
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)		(In Thousands)
Securities available-for-sale
Less than 1 year	$11,517	$11,622	$7,443	$7,532
1 to 5 years	84,491	85,511	31,821	33,227
5 to 10 years	55,856	56,258	21,299	22,021
After 10 years	74,768	78,671	75,592	79,897
	226,632	232,062	136,155	142,677
Residential mortgage-backed securities	615,955	617,253	346,001	350,597
Total available-for-sale	$842,587	$849,315	$482,156	$493,274

	September 30, 2021		December 31, 2020
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)		(In Thousands)
Securities held-to-maturity
Less than 1 year	$-	$-	$-	$-
1 to 5 years	-	-	-	-
5 to 10 years	-	-	-	-
After 10 years	10,936	10,819	-	-
	10,936	10,819	-	-
Residential mortgage-backed securities	-	-	-	-
Total held-to-maturity	$10,936	$10,819	$-	$-

Note 5 – Loans, Allowance for Loan Losses and Credit Quality

Major classifications of loans at September 30, 2021 and December 31, 2020 are summarized as follows (amounts in thousands):

	September 30, 2021		December 31, 2020
	Amount	% of Total	Amount	% of Total
Residential real estate:
Closed-end 1-4 family - first lien	$295,527	24.3%	$252,528	21.6%
Closed-end 1-4 family - junior lien	6,151	0.5%	8,343	0.7%
Multi-family	10,570	0.8%	10,817	0.9%
Total residential real estate	312,248	25.6%	271,688	23.2%
Commercial real estate:
Nonfarm nonresidential	341,837	28.1%	317,279	27.1%
Farmland	41,034	3.4%	34,586	3.0%
Total commercial real estate	382,871	31.5%	351,865	30.1%
Construction and land development:
Residential	89,556	7.4%	71,784	6.1%
Other	92,549	7.6%	78,818	6.7%
Total construction and land development	182,105	15.0%	150,602	12.8%
Home equity lines of credit	47,942	3.9%	43,424	3.7%
Commercial loans:
Other commercial loans	208,503	17.0%	279,385	23.9%
Agricultural	44,753	3.7%	29,854	2.6%
State, county, and municipal loans	23,528	1.9%	25,922	2.2%
Total commercial loans	276,784	22.6%	335,161	28.7%
Consumer loans	42,780	3.5%	40,646	3.5%
Total gross loans	1,244,730	102.1%	1,193,386	102.0%
Allowance for loan losses	(20,047)	-1.6%	(16,803)	-1.4%
Net discounts	(541)	0.0%	(1,010)	-0.1%
Net deferred loan fees	(6,458)	-0.5%	(5,794)	-0.5%
Net loans	$1,217,684	100.0%	$1,169,779	100.0%

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

	Real Estate Mortgage Loans
			Construction	Home Equity
			and Land	Lines
Allowance for Loan Losses	Residential	Commercial	Development	Of Credit	Commercial	Consumer	Total
Balance - December 31, 2020	$1,676	$6,807	$1,749	$268	$5,897	$406	$16,803
Provision (credit) for loan losses	529	1,767	815	79	452	(84)	3,558
Loan charge-offs	(105)	(181)	(2)	-	(254)	(56)	(598)
Loan recoveries	60	35	7	-	122	60	284
Balance - September 30, 2021	$2,160	$8,428	$2,569	$347	$6,217	$326	$20,047

Ending balance:
Individually evaluated for impairment	$33	$-	$-	$-	$186	$66	$285
Collectively evaluated for impairment	2,127	8,428	2,569	347	6,031	260	19,762
Total	$2,160	$8,428	$2,569	$347	$6,217	$326	$20,047

Loans:
Individually evaluated for impairment	$658	$2,020	$-	$303	$186	$66	$3,233
Collectively evaluated for impairment	311,407	380,839	182,094	47,639	276,598	42,714	1,241,291
Acquired loans with deteriorated credit quality	183	12	11	-	-	-	206
Total	$312,248	$382,871	$182,105	$47,942	$276,784	$42,780	$1,244,730

	Real Estate Mortgage Loans
			Construction	Home Equity
			and Land	Lines
Allowance for Loan Losses	Residential	Commercial	Development	Of Credit	Commercial	Consumer	Total
Balance - December 31, 2019	$1,412	$3,601	$987	$344	$1,910	$425	$8,679
Provision (credit) for loan losses	175	3,008	699	(86)	3,936	66	7,798
Loan charge-offs	(52)	-	(59)	-	(232)	(94)	(437)
Loan recoveries	6	17	109	19	108	34	293
Balance - September 30, 2020	$1,541	$6,626	$1,736	$277	$5,722	$431	$16,333

Ending balance:
Individually evaluated for impairment	$31	$17	$-	$-	$335	$84	$467
Collectively evaluated for impairment	1,510	6,609	1,736	277	5,387	347	15,866
Total	$1,541	$6,626	$1,736	$277	$5,722	$431	$16,333

Loans:
Individually evaluated for impairment	$1,029	$3,562	$137	$408	$440	$84	$5,660
Collectively evaluated for impairment	264,093	341,129	143,607	44,076	359,162	40,531	1,192,598
Acquired loans with deteriorated credit quality	324	885	7	-	54	15	1,285
Total	$265,446	$345,576	$143,751	$44,484	$359,656	$40,630	$1,199,543

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

We have received requests from our borrowers for loan and lease deferrals and modifications including the deferral of principal payments or the deferral of principal and interest payments for terms generally around 90-180 days. Requests are evaluated individually and approved modifications are based on the unique circumstances of each borrower.  In total, the Bank placed approximately $167 million of loans on a loan deferral plan as part of COVID-19 modifications.  As of September 30, 2021, approximately $283 thousand of these loans remain on deferral. In accordance with Section 4013 of the CARES Act and the interagency statement, we have not accounted for such loans as TDRs, nor have we designated them as past due or nonaccrual.  The risk ratings for these loans are evaluated regularly and evaluated for impairment if deemed necessary.

The following table presents impaired loans by class of loans as of September 30, 2021 (amounts in thousands).  Purchased credit-impaired loans are not included in these tables because they are carried at fair value and accordingly have no related associated allowance.

Nonaccruing Impaired Loans	Unpaid Principal Balance	Recorded Investment	Impaired Loans With No Allowance	Impaired Loans With Allowance	Allowance for Loan Losses
Mortgage loans on real estate:
Residential real estate	$498	$498	$498	$-	$-
Commercial real estate	889	889	889	-	-
Construction and land development	-	-	-	-	-
Total mortgage loans on real estate	1,387	1,387	1,387	-	-
Home equity lines of credit	201	201	201	-	-
Commercial loans	186	186	-	186	186
Consumer loans	66	66	-	66	66
Total Loans	$1,840	$1,840	$1,588	$252	$252

Accruing Impaired Loans	Unpaid Principal Balance	Recorded Investment	Impaired Loans With No Allowance	Impaired Loans With Allowance	Allowance for Loan Losses
Mortgage loans on real estate:
Residential real estate	$160	$160	$101	$59	$33
Commercial real estate	1,131	1,131	1,131	-	-
Construction and land development	-	-	-	-	-
Total mortgage loans on real estate	1,291	1,291	1,232	59	33
Home equity lines of credit	102	102	102	-	-
Commercial loans	-	-	-	-	-
Consumer loans	-	-	-	-	-
Total Loans	$1,393	$1,393	$1,334	$59	$33

Total Impaired Loans	Unpaid Principal Balance	Recorded Investment	Impaired Loans With No Allowance	Impaired Loans With Allowance	Allowance for Loan Losses
Mortgage loans on real estate:
Residential real estate	$658	$658	$599	$59	$33
Commercial real estate	2,020	2,020	2,020	-	-
Construction and land development	-	-	-	-	-
Total mortgage loans on real estate	2,678	2,678	2,619	59	33
Home equity lines of credit	303	303	303	-	-
Commercial loans	186	186	-	186	186
Consumer loans	66	66	-	66	66
Total Loans	$3,233	$3,233	$2,922	$311	$285

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

The following table presents the average recorded investment in impaired loans and the interest income recognized on impaired loans in the nine months ended September 30, 2021 and 2020 by loan category (amounts in thousands).

	Nine Months Ended			Nine Months Ended
	September 30, 2021			September 30, 2020
	Average	Ending		Average	Ending
	Recorded	Recorded	Interest	Recorded	Recorded	Interest
	Investment	Investment	Income	Investment	Investment	Income
Mortgage loans on real estate:
Residential real estate	$796	$658	$9	$736	$1,029	$19
Commercial real estate	2,594	2,020	66	2,695	3,562	115
Construction and land development	175	-	-	141	137	5
Total mortgage loans on real estate	3,565	2,678	75	3,572	4,728	139
Home equity lines of credit	355	303	6	338	408	7
Commercial loans	264	186	5	416	440	15
Consumer loans	74	66	-	21	84	-
Total Loans	$4,258	$3,233	$86	$4,347	$5,660	$161

The following tables present the aging of loans and non-accrual loans as of September 30, 2021 and December 31, 2020, by class of loans (amounts in thousands).

	Accruing Loans
As of September 30, 2021	Current	30-89 Days Past Due	90+ Days Past Due	Nonaccrual Loans	Total Loans
Mortgage loans on real estate:
Residential real estate	$310,467	$725	$100	$956	$312,248
Commercial real estate	380,918	1,064	-	889	382,871
Construction and land development	181,514	546	-	45	182,105
Total mortgage loans on real estate	872,899	2,335	100	1,890	877,224
Home equity lines of credit	47,583	121	-	238	47,942
Commercial loans	276,383	163	-	238	276,784
Consumer loans	42,459	149	23	149	42,780
Total Loans	$1,239,324	$2,768	$123	$2,515	$1,244,730

	Accruing Loans
As of December 31, 2020	Current	30-89 Days Past Due	90+ Days Past Due	Nonaccrual Loans	Total Loans
Mortgage loans on real estate:
Residential real estate	$268,650	$1,188	$386	$1,464	$271,688
Commercial real estate	349,677	388	12	1,788	351,865
Construction and land development	150,127	29	-	446	150,602
Total mortgage loans on real estate	768,454	1,605	398	3,698	774,155
Home equity lines of credit	43,069	109	-	246	43,424
Commercial loans	334,881	188	-	92	335,161
Consumer loans	40,205	213	-	228	40,646
Total Loans	$1,186,609	$2,115	$398	$4,264	$1,193,386

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

As of September 30, 2021 and December 31, 2020, and based on the most recent analysis performed as of those dates, the risk category of loans by class of loans is as follows (amounts in thousands):

As of September 30, 2021	Pass	Special Mention	Substandard	Doubtful	Total
Mortgage loans on real estate:
Residential real estate	$307,406	$3,368	$1,474	$-	$312,248
Commercial real estate	369,475	7,311	6,085	-	382,871
Construction and land development	180,897	675	533	-	182,105
Total mortgage loans on real estate	857,778	11,354	8,092	-	877,224
Home equity lines of credit	47,435	30	477	-	47,942
Commercial loans	270,542	5,684	558	-	276,784
Consumer loans	42,240	275	264	1	42,780
Total Loans	$1,217,995	$17,343	$9,391	$1	$1,244,730

As of December 31, 2020	Pass	Special Mention	Substandard	Doubtful	Total
Mortgage loans on real estate:
Residential real estate	$266,173	$3,616	$1,899	$-	$271,688
Commercial real estate	340,652	6,918	4,295	-	351,865
Construction and land development	149,625	407	570	-	150,602
Total mortgage loans on real estate	756,450	10,941	6,764	-	774,155
Home equity lines of credit	42,879	59	486	-	43,424
Commercial loans	327,913	6,809	439	-	335,161
Consumer loans	39,929	360	357	-	40,646
Total Loans	$1,167,171	$18,169	$8,046	$-	$1,193,386

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

Loans and mortgage loans held-for-sale – The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. When a loan is identified as individually impaired, management measures impairment using one of three methods. These methods include collateral value, market value of similar debt, and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. As of September 30, 2021 and December 31, 2020, impaired loans were evaluated based on the fair value of the collateral. Impaired loans for which an allowance is established based on the fair value of collateral, or loans that were charged down according to the fair value of collateral, require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price, the Company records the impaired loan as nonrecurring Level 2. When the fair value is based on an appraised value, the Company records the impaired loan as nonrecurring Level 3.

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

         Foreclosed assets – Other real estate properties and miscellaneous repossessed assets are adjusted to fair value upon transfer of the loans to foreclosed assets. Subsequently, foreclosed assets are carried at the lower of carrying value or fair value. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. When the fair value of the collateral is based on an observable market price, the Company records the foreclosed asset as nonrecurring Level 2. When the fair value is based on an appraised value or management’s estimate of value, the Company records the foreclosed asset as nonrecurring Level 3.

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

Assets and liabilities measured at fair value on a recurring basis – The only assets and liabilities measured at fair value on a recurring basis are our securities available-for-sale.  There were no transfers between levels during the period.  Information related to the Company’s assets and liabilities measured at fair value on a recurring basis at September 30, 2021 and December 31, 2020 is as follows: (amounts in thousands)

	Fair Value Measurements At Reporting Date Using:
September 30, 2021	Fair Value	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Securities available-for-sale:
Residential mortgage -backed	$617,253	$-	$617,253	$-
U.S. treasury securities	97,371	-	97,371	-
U.S. government sponsored enterprises	27,216	-	27,216	-
State, county, and municipal	98,199	-	98,199	-
Corporate debt obligations	9,276	-	9,276	-
Totals	$849,315	$-	$849,315	$-

	Fair Value Measurements At Reporting Date Using:
December 31, 2020	Fair Value	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Securities available-for-sale:
Residential mortgage -backed	$350,597	$-	$350,597	$-
U.S. government sponsored enterprises	36,231	-	36,231	-
State, county, and municipal	103,229	-	103,229	-
Corporate debt obligations	3,217	-	3,217	-
Totals	$493,274	$-	$493,274	$-

Assets measured at fair value on a nonrecurring basis – The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. GAAP. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a nonrecurring basis are included in the table below as of September 30, 2021 and December 31, 2020 (amounts in thousands):

	Fair Value Measurements At Reporting Date Using:
September 30, 2021	Fair Value	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$2,948	$-	$-	$2,948
Foreclosed assets	650	-	-	650
Totals	$3,598	$-	$-	$3,598

December 31, 2020	Fair Value	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$4,756	$-	$-	$4,756
Foreclosed assets	240	-	-	240
Totals	$4,996	$-	$-	$4,996

The Company has estimated the fair values of these assets using Level 3 inputs, specifically the appraised value of the collateral. Impaired loan balances represent those collateral dependent impaired loans where management has estimated the credit loss by comparing the loan’s carrying value against the expected realizable fair value of the impaired loan for the amount of the credit loss. For Level 3 assets measured at fair value on a non-recurring basis as of September 30, 2021 and December 31, 2020 for the valuation technique, we used appraisals.  For the significant unobservable input, we used appraisal discounts, and weighted average input of 15-20% was used for the period ended September 30, 2021 and December 31, 2020.

The estimated fair values, and related carrying or notional amounts, of the Company’s financial instruments as of September 30, 2021 and December 31, 2020 are as follows (amounts in thousands):

		Estimated Fair Value
September 30, 2021	Carrying Amount	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$71,415	$71,415	$-	$-
Certificates of deposit in banks	3,660	-	3,660	-
Securities held-to-maturity	10,936	-	10,819	-
Securities available-for-sale	849,315	-	849,315	-
Loans held-for-sale	18,031	-	18,031	-
Loans receivable	1,217,684	-	1,223,822	2,948
Accrued interest receivable	6,945	-	6,945	-
Bank owned life insurance	44,851	-	44,851	-
Restricted equity securities	1,482	-	-	1,482
Financial liabilities:
Deposits	2,067,260	-	2,027,608	-
Securities sold under agreements to repurchase	9,432	-	9,432	-
Subordinated debentures	39,325	-	40,917	-
Accrued interest payable	214	-	214	-

		Estimated Fair Value
December 31, 2020	Carrying Amount	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$60,268	$60,268	$-	$-
Certificates of deposit in banks	4,155	-	4,155	-
Securities available-for-sale	493,274	-	493,274	-
Loans held-for-sale	24,004	-	24,004	-
Loans receivable	1,169,779	-	1,184,010	4,756
Accrued interest receivable	6,799	-	6,799	-
Bank owned life insurance	29,016	-	29,016	-
Restricted equity securities	1,777	-	-	1,777
Financial liabilities:
Deposits	1,653,635	-	1,640,680	-
Securities sold under agreements to repurchase	13,653	-	13,653	-
Note payable	20,392	-	20,392	-
Accrued interest payable	455	-	455	-

The estimated fair values of the standby letters of credit and loan commitments on which the committed interest rate is less than the current market rate are insignificant as of September 30, 2021 and December 31, 2020.

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

Note 8 – Defined Contribution Plan

The Company provides a 401(k) employee stock ownership plan (KSOP), which covers substantially all of the Company’s employees who are eligible, as to age and length of service. A participant may elect to make contributions up to $19.5 thousand of the participant’s annual compensation in both 2021 and 2020. The Company makes contributions up to 3% of each participant’s annual compensation and the Company matches 50% of the next 2% contributed by the employee. Contributions to the plan by the Company were approximately $439 thousand and $401 thousand for the nine months ended September 30, 2021 and 2020, respectively.  Outstanding shares of the Company’s common stock allocated to participants at September 30, 2021 and December 31, 2020 totaled 120,015 and 83,316 shares respectively, and there were no unallocated shares. These shares are treated as outstanding for purposes of calculating earnings per share and dividends on these shares are included in the Consolidated Statements of Stockholders’ Equity.

The Company’s KSOP includes a put option for shares of the Company’s common stock distributed from the KSOP. Shares are distributed from the KSOP primarily to separate vested participants and certain eligible participants who elect to diversify their account balances. Since the Company’s common stock is not currently traded on an established securities market, if the owners of distributed shares desire to sell their shares, the Company is required to purchase the shares at fair value during two put option periods following the distribution of the shares from the KSOP. The first put option period is within sixty days following the distribution of the shares from the KSOP.  The second put option period begins on the first day of the fifth month of the plan year for a sixty day period. The fair value of distributed shares subject to the put option totaled $0 as of September 30, 2021 and December 31, 2020. The cost of the KSOP shares totaled $2.67 million and $1.73 million as of September 30, 2021 and December 31, 2020, respectively. Due to the Company’s obligation under the put option, the distributed shares and KSOP shares are classified as temporary equity in the mezzanine section of the consolidated statements of financial condition and totaled $2.67 million and $1.73 million as of September 30, 2021 and December 31, 2020, respectively. The fair value of the KSOP shares totaled $4.02 million and $2.42 million as of September 30, 2021 and December 31, 2020, respectively.

Note 9 – Loans Held for Sale

The Company has entered into agreements with secondary market investors to deliver loans on a “best efforts delivery” basis. When a rate is committed to a borrower, it is based on the best price that day and locked with the investor for the customer for a thirty day period. In the event the loan is not delivered to the investor, the Company has no risk or exposure with the investor. The fair values of the Company’s agreements with investors and rate lock commitments to customers as of September 30, 2021 and December 31, 2020, respectively, were not material.

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

Lessee Accounting

Substantially all of the leases in which the Company is the lessee are comprised of real estate property for branches and office space with terms extending through 2028. Substantially all of our leases are classified as operating leases, and therefore, were previously not recognized on the Company’s consolidated statements of condition. With the adoption of Topic 842, operating lease agreements are required to be recognized on the consolidated statements of condition as a right-of-use (ROU) asset and a corresponding lease liability. The Company elected to use the optional transition method, which allowed for a modified retrospective method of adoption with an immaterial cumulative effect adjustment to retained earnings without restating comparable periods.  The Company also elected the relief package of practical expedients for which there is no requirement to reassess existence of leases, their classification, and initial direct costs.  The Company also applied the exemption for short-term leases with a term of less than one year and therefore we do not recognize a lease liability or right-of-use asset on the balance sheet but instead recognize lease payments as an expense over the lease term as appropriate.

The following table represents the consolidated statements of condition classification of the Company’s ROU assets and lease liabilities. The Company elected not to include short-term leases (i.e., leases with initial terms of twelve months or less), or equipment leases (deemed immaterial) on the consolidated statements of condition.

Lease Right-of-Use Assets	Classification on Consolidated Statement of Condition	September 30, 2021	December 31, 2020
Operating lease right-of-use assets	Other Assets	$1,750	$1,636

Lease Liabilities	Classification on Consolidated Statement of Condition	September 30, 2021	December 31, 2020
Operating lease liabilities	Accrued interest payable and other liabilities	$1,840	$1,720

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

	September 30, 2021	December 31, 2020
Weighted-average remaining lease term for operating leases	5.77 Years	6.47 Years
Weighted-average discount rate for operating leases	6.00%	6.00%

Future minimum payments for operating leases with initial or remaining terms of one year or more as of September 30, 2021 are as follows:

Operating Leases
October 1, 2021 - September 30, 2022	$432
October 1, 2022 - September 30, 2023	432
October 1, 2023 - September 30, 2024	375
October 1, 2024 - September 30, 2025	261
October 1, 2025 - September 30, 2026	229
Afterward	445
Total future minimum lease payments	2,174
Amounts representing interest	(334)
Present value of net future minimum lease payments	$1,840

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

3.  Our drive-through facilities at all our locations remain open for customer service, and we believe that the drive-through option for customers has worked well and minimized unnecessary contact or exposure.  All of our ATM locations are operative.

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

Paycheck Protection Program

The Bank has participated as a lender in the Small Business Administration’s (SBA) Paycheck Protection Program (PPP) as established by the Coronavirus Aid, Relief, and Economic Security (CARES) Act.  The PPP was established under the CARES Act to provide unsecured low interest rate loans to small businesses that have been impacted by the COVID-19 pandemic.  The PPP loans are 100% guaranteed by the SBA.  The loans have a fixed interest rate of 1% and payments of interest and principal are deferred until the earlier of the date the SBA remits the forgiveness amount to the lender, the forgiveness application is denied, or if no forgiveness application is filed, ten months from the end of the covered period. If originated before June 5, 2020, loans mature two years from origination, and if origination occurred on or after June 5, 2020, loans mature five years from origination.  PPP loans are forgiven by the SBA (which makes forgiveness payments directly to the lender) to the extent the borrower uses the proceeds of the loan for certain purposes (primarily to fund payroll costs) during a certain time period following origination and maintains certain employee and compensation levels.  Lenders receive processing fees from the SBA for originating the PPP loans which are based on a percentage of the loan amount.  On December 27, 2020, legislation was enacted that renewed the PPP and allocated additional appropriations for both new first-time PPP loans under the existing PPP and second-draw PPP loans for certain eligible borrowers that had previously received a PPP loan. The PPP Program ended May 31, 2021, and no new loans under the program may be made after such date.  As of September 30, 2021, the Bank has approximately 1,233 PPP loans in the aggregate amount of approximately $66.1 million outstanding. At December 31, 2020, the Bank had approximately 2,188 PPP loans in the aggregate amount of approximately $139.1 million outstanding.

Our Business

We are a bank holding company headquartered in Prattville, Alabama. We engage in the business of banking through our wholly-owned banking subsidiary, River Bank & Trust, which we may refer to as the “Bank” or “River Bank.” Through the Bank, we provide a broad array of financial services to businesses, business owners, professionals, and consumers. As of September 30, 2021, we operated eighteen full-service banking offices in Alabama in the cities of Montgomery, Prattville, Millbrook, Wetumpka, Auburn, Opelika, Gadsden, Alexander City, Daphne, Clanton, Dothan, Enterprise, Thorsby, and Mobile, Alabama.  We also have a loan production office in Decatur, Alabama.

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

Overview of Third Quarter 2021 Results

Net income was $6.8 million in the quarter ended September 30, 2021, compared with $4.1 million in the quarter ended September 30, 2020. Several significant measures from the 2021 third quarter include:

•	Net interest margin (taxable equivalent) of 3.26%, compared with 3.48% for the third quarter of 2020.
•	Net interest income increase of $3.2 million for the quarter ended September 30, 2021, representing a 23.33% rate of increase over the quarter ended September 30, 2020.
•	Annualized return on average earning assets for the quarter ended September 30, 2021 of 1.29% compared with 1.01% for the quarter ended September 30, 2020.
•	Annualized return on average equity for the quarter ended September 30, 2021 of 15.76% compared with 10.23% for the quarter ended September 30, 2020.
•	Loan increase of $10,153 million during the quarter ended September 30, 2021, representing a 3.31% annualized growth rate.
•	Securities available-for-sale increase of $69.0 million during the quarter ended September 30, 2021, representing a 35.34% annualized increase for the quarter.
•	Deposit increase of $75.2 million during the quarter ended September 30, 2021, representing a 15.11% annualized growth rate.

•	Stockholders’ equity increase of $8.3 million during the quarter ended September 30, 2021 representing a 19.20% annualized increase.
•	Book value per share of $27.94 at September 30, 2021, compared with $25.87 per share at December 31, 2020.
•	Tangible book value per share of $23.20 at September 30, 2021, compared with $20.97 at December 31, 2020.

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

Comparison of the Results of Operations for the three and nine months ended September 30, 2021 and 2020

The following is a narrative discussion and analysis of significant changes in our results of operations for the three and nine months ended September 30, 2021 compared to the three and nine months ended September 30, 2020.

Net Income

During the three months ended September 30, 2021, our net income was $6.8 million, compared to $4.1 million for the three months ended September 30, 2020, an increase of $2.7 million, or 68.01%. The primary reason for the increase in net income for the third quarter of 2021 as compared to the third quarter of 2020 was an increase in net interest income. During the three months ended September 30, 2021, net interest income was $17.2 million compared to $14.0 million for the three months ended September 30, 2020, an increase of $3.2 million, or 23.33%. This increase is a result of higher levels of loan and securities volume and other earning assets from organic growth as well as the recognition of origination fee income from the SBA Paycheck Protection Program. We were also able to lower interest expense by reducing deposit rates despite a significant amount of deposit growth during the period. The provision for loan losses also decreased approximately $1.7 million from the third quarter of 2020 to the third quarter of 2021.  The decrease in the provision for loan loss was a result of improving economic conditions as the local economy has improved.  Total noninterest income for the third quarter of 2021 was $3.9 million compared to $3.2 million for the quarter ended September 30, 2020. This increase in noninterest income was primarily the result of the $258 thousand increase in service charges and fees which was primarily due to deposit growth and a $391 thousand increase in secondary market mortgage operations income. Total noninterest expense in the third quarter of 2021 increased $2.2 million, or 24.23%, from the third quarter of 2020. The most significant increase was an increase of $1.7 million in salaries and employee benefits.

During the nine months ended September 30, 2021, our net income was $19.6 million, compared to $11.4 million for the nine months ended September 30, 2020, an increase of $8.3 million, or 72.55%. The primary reason for the increase in net income for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020 was an increase in both net interest income and an increase in noninterest income. During this period in 2021, net interest income was $49.5 million compared to $40.3 million for the same period in 2020, an increase of $9.2 million, or 22.90%. This increase is a result of higher levels of loan and securities volume and other earning assets from organic growth as well as from the recognition of origination fee income from the SBA Paycheck Protection Program. We were also able to lower interest expense by reducing deposit rates despite a significant amount of deposit growth during the period.  The provision for loan losses also decreased approximately $4.2 million from the third quarter of 2020 to the third quarter of 2021.  The decrease in the provision for loan loss was a result of improving economic conditions as the local economy has improved.  Total noninterest income for the first nine months of 2021 was $11.0 million compared to $8.6 million in the first nine months of 2020. This increase was primarily the result of the $1.4 million increase in in secondary market mortgage origination income.  Total noninterest expense in the first nine months of 2021 increased $5.1 million, or 19.06%, from the first nine months of 2020. The most significant increase was an increase of $3.7 million in salaries and employee benefits.

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

Comparison of net interest income for the three months ended September 30, 2021 and 2020

The following table shows, for the three months ended September 30, 2021 and 2020, the average balances of each principal category of our earning assets and interest bearing liabilities and the average taxable equivalent yields on assets and average costs of liabilities. These yields and costs are calculated by dividing the income or expense by the average daily balance of the associated assets or liabilities (amounts in thousands).

	Three Months Ended September 30, 2021			Three Months Ended September 30, 2020
		Interest			Interest
	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Yield/Rate	Balance	Expense	Yield/Rate
Interest earning assets
Loans	$1,224,244	$15,901	5.15%	$1,164,557	$14,238	4.85%
Mortgage loans held for sale	23,743	103	1.84%	22,324	143	2.54%
Investment securities:
Taxable securities	716,354	2,093	1.16%	310,144	1,105	1.41%
Tax-exempt securities	90,603	697	3.05%	81,602	667	3.25%
Interest bearing balances in other banks	55,351	34	0.24%	32,068	26	0.33%
Federal funds sold	10,349	7	0.25%	6,305	4	0.25%
Total interest earning assets	$2,120,644	$18,835	3.52%	$1,617,000	$16,183	3.97%

Interest bearing liabilities
Interest bearing transaction accounts	$478,154	$98	0.08%	$321,185	$123	0.15%
Savings and money market accounts	686,134	355	0.21%	491,840	578	0.47%
Time deposits	290,339	525	0.72%	273,400	966	1.40%
Short-term debt	10,143	3	0.11%	10,417	2	0.10%
Subordinated debt	39,327	410	4.13%	-	-	0.00%
Note payable	-	-	0.00%	21,667	333	6.05%
Total interest bearing liabilities	$1,504,097	$1,391	0.37%	$1,118,509	$2,002	0.71%
Noninterest-bearing funding of earning assets	616,547	-	0.00%	498,491	-	0.00%
Total cost of funding earning assets	$2,120,644	$1,391	0.26%	$1,617,000	$2,002	0.49%
Net interest rate spread			3.15%			3.26%
Net interest income/margin (taxable equivalent)		$17,444	3.26%		$14,181	3.48%
Tax equivalent adjustment		(205)			(203)
Net interest income/margin		$17,239	3.23%		$13,978	3.43%

The following table reflects, for the three months ended September 30, 2021 and 2020, the changes in our net interest income due to variances in the volume of interest earning assets and interest bearing liabilities and variances in the associated rates earned or paid on these assets and liabilities (amounts in thousands).

	Three Months Ended September 30, 2021 vs.
	Three Months Ended September 30, 2020
		Variance
		due to
	Volume	Yield/Rate	Total
Interest earning assets
Loans	$737	$926	$1,663
Mortgage loans held for sale	2	(42)	(40)
Investment securities:
Taxable securities	1,439	(451)	988
Tax-exempt securities	76	(46)	30
Interest bearing balances in other banks	21	(13)	8
Federal funds sold	3	-	3
Total interest earning assets	$2,278	$374	$2,652

Interest bearing liabilities
Interest bearing transaction accounts	$59	$(84)	$(25)
Savings and money market accounts	230	(453)	(223)
Time deposits	56	(497)	(441)
Short-term debt	1	-	1
Subordinated debentures	424	(14)	410
Note payable	(333)	-	(333)
Total interest bearing liabilities	$437	$(1,048)	$(611)

Net interest income
Net interest income (taxable equivalent)	$1,841	$1,422	$3,263
Taxable equivalent adjustment	(13)	11	(2)
Net interest income	$1,828	$1,433	$3,261

Total interest income for the three months ended September 30, 2021 was $18.6 million and total interest expense was $1.4 million, resulting in net interest income of $17.2 million for the period. For the same period of 2020, total interest income was $16.0 million and total interest expense was $2.0 million, resulting in net interest income of $14.0 million for the period. This represents a 23.33% increase in net interest income when comparing the same period from 2021 and 2020. When comparing the variances related to interest income for the three months ended September 30, 2021 and 2020, the increase was primarily attributed to increases in average volumes in loans and investment securities as well as from the recognition of origination fee income from the SBA Paycheck Protection Program. The volume related increase in interest income for the three months ended September 30, 2021 was accompanied by an increase in the yield on loans and a decrease in the yields on investment securities.  When comparing variances related to interest expense for the three months ended September 30, 2021 and 2020, the decrease primarily resulted from a decrease in deposit rates beginning in 2020 and continuing into 2021. This decrease was partially offset by an increase in the average volume of non-maturity deposits and time deposits.

Comparison of net interest income for the nine months ended September 30, 2021 and 2020

The following table shows, for the nine months ended September 30, 2021 and 2020, the average balances of each principal category of our earning assets and interest bearing liabilities and the average taxable equivalent yields on assets and average costs of liabilities. These yields and costs are calculated by dividing the income or expense by the average daily balance of the associated assets or liabilities.

	Nine Months Ended September 30, 2021			Nine Months Ended September 30, 2020
		Interest			Interest
	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Yield/Rate	Balance	Expense	Yield/Rate
Interest earning assets
Loans	$1,210,272	$46,817	5.17%	$1,053,457	$41,135	5.20%
Mortgage loans held for sale	22,801	332	1.95%	15,132	303	2.67%
Investment securities:
Taxable securities	582,115	5,119	1.18%	270,839	3,829	1.88%
Tax-exempt securities	89,531	2,055	3.07%	75,850	1,862	3.27%
Interest bearing balances in other banks	55,222	95	0.23%	37,525	201	0.71%
Federal funds sold	11,111	21	0.25%	2,119	4	0.25%
Total interest earning assets	$1,971,052	$54,439	3.70%	$1,454,922	$47,334	4.35%

Interest bearing liabilities
Interest bearing transaction accounts	$438,365	$275	0.08%	$295,048	$477	0.22%
Savings and money market accounts	629,382	1,088	0.23%	431,069	1,858	0.57%
Time deposits	285,165	1,776	0.83%	259,471	3,111	1.60%
Securities sold under repurchase agreements	10,856	8	0.10%	8,993	14	0.21%
Subordinated debentures	27,450	939	4.57%	-	-	0.00%
Note payable	6,537	242	4.95%	22,509	1,029	6.09%
Total interest bearing liabilities	$1,397,755	$4,328	0.41%	$1,017,090	$6,489	0.85%
Noninterest-bearing funding of earning assets	573,297	-	0.00%	437,832	-	0.00%
Total cost of funding earning assets	$1,971,052	$4,328	0.29%	$1,454,922	$6,489	0.59%
Net interest rate spread			3.29%			3.50%
Net interest income/margin (taxable equivalent)		$50,111	3.40%		$40,845	3.74%
Tax equivalent adjustment		(606)			(564)
Net interest income/margin		$49,505	3.36%		$40,281	3.69%

The following table reflects, for the nine months ended September 30, 2021 and 2020, the changes in our net interest income due to variances in the volume of interest earning assets and interest bearing liabilities and variances in the associated rates earned or paid on these assets and liabilities.

	Nine Months Ended September 30, 2021 vs.
	Nine Months Ended September 30, 2020
		Variance
		due to
	Volume	Yield/Rate	Total
Interest earning assets
Loans	$5,954	$(272)	$5,682
Mortgage loans held for sale	152	(123)	29
Investment securities:
Taxable securities	4,338	(3,048)	1,290
Tax-exempt securities	327	(134)	193
Interest bearing balances in other banks	72	(178)	(106)
Federal funds sold	(4)	21	17
Total interest earning assets	$10,839	$(3,734)	$7,105

Interest bearing liabilities
Interest bearing transaction accounts	$236	$(438)	$(202)
Savings and money market accounts	846	(1,616)	(770)
Time deposits	306	(1,641)	(1,335)
Short-term debt	3	(9)	(6)
Subordinated debentures	529	410	939
Note payable	(729)	(58)	(787)
Total interest bearing liabilities	$1,191	$(3,352)	$(2,161)

Net interest income
Net interest income (taxable equivalent)	$9,648	$(382)	$9,266
Taxable equivalent adjustment	(64)	22	(42)
Net interest income	$9,584	$(360)	$9,224

Total interest income for the nine months ended September 30, 2021 was $53.8 million and total interest expense was $4.3 million, resulting in net interest income of $49.5 million for the period. For the same period of 2020, total interest income was $46.8 million and total interest expense was $6.5 million, resulting in net interest income of $40.3 million for the period. This represents a 22.90% increase in net interest income when comparing the same period from 2021 and 2020. When comparing the variances related to interest income for the nine months ended September 30, 2021 and 2020, the increase was primarily attributed to increases in average volumes in loans and investment securities as well as from the recognition of origination fee income from the SBA Paycheck Protection Program. The volume related increase in interest income for the period was partially offset by a decrease in the yield on loans and investment securities.  When comparing variances related to interest expense for the nine months ended September 30, 2021 and 2020, the decrease resulted primarily from a decrease in deposits rates.  The decrease in deposit rates was partially offset by an increase in the average volume of non-maturity deposits and time deposits.

Provision for Loan Losses

The provision for loan losses represents a charge to earnings necessary to establish an allowance for loan losses that, in management’s evaluation, is adequate to provide coverage for estimated losses on outstanding loans and to provide for uncertainties in the economy. As a result of evaluating the allowance for loan losses at September 30, 2021, management recorded a provision of $1.2 million in the third quarter of 2021 compared to a provision of $2.9 million in the third quarter of 2020. The decrease in provision allocated was primarily due to continued improvement in economic conditions as the country recovers from the COVID-19 pandemic.

The allowance for loan losses is increased by a provision for loan losses, which is a charge to earnings, and it is decreased by loan charge-offs and increased by recoveries on loans previously charged off. In determining the adequacy of the allowance for loan losses, we consider our historical loan loss experience, the general economic environment, our overall portfolio composition and other relevant information. As these factors change, the level of loan loss provision changes.  When individual loans are evaluated for impairment and impairment is deemed necessary, a specific allowance is required for the impaired portion of the loan amount. Subsequent changes in the impairment amount will generally cause corresponding changes in the allowance related to the impaired loan and corresponding changes to the loan loss provision. As of September 30, 2021, the recorded allowance related to impaired loans was $285 thousand. As of September 30, 2020, the recorded allowance related to impaired loans was $467 thousand.

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

The following table sets forth the principal components of noninterest income for the periods indicated (amounts in thousands).

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2021	2020	2021	2020
Service charges and fees	$1,527	$1,269	$4,313	$3,673
Investment brokerage revenue	70	43	195	128
Mortgage operations	1,946	1,555	5,354	3,917
Bank owned life insurance income	292	201	835	599
Net gain (loss) on sale of investment securities	-	-	7	(48)
Other noninterest income	95	90	311	317
Total noninterest income	$3,930	$3,158	$11,015	$8,586

Noninterest income for the three months ended September 30, 2021 was $3.9 million compared to $3.2 million for the same period in 2020.  The most significant increase was a $258 thousand increase in service charges and fees which was primarily a result of deposit growth and a $391 thousand increase in secondary market mortgage origination income.

Noninterest income for the nine months ended September 30, 2021 was $11.0 million compared to $8.6 million for the same period of 2020.   The most significant increase was a $1.4 million increase in secondary market mortgage operations income.  Activity within the secondary market continues to be high due to the low interest rate environment.

Noninterest Expense

Noninterest expenses consist primarily of salaries and employee benefits, building occupancy and equipment expenses, advertising and promotion expenses, data processing expenses, legal and professional services and miscellaneous other operating expenses.

The following table sets forth the principal components of noninterest expense for the periods indicated (amounts in thousands).

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2021	2020	2021	2020
Salaries and employee benefits	$7,117	$5,437	$19,681	$15,974
Occupancy expenses	598	592	1,776	1,759
Equipment rentals, depreciation, and maintenance	240	281	804	863
Telephone and communications	132	116	445	361
Advertising and business development	196	184	508	400
Data processing	740	681	2,169	2,155
Foreclosed assets, net	50	32	136	152
Federal deposit insurance and other regulatory assessments	331	265	880	548
Legal and other professional services	309	181	932	588
Other operating expense	1,552	1,299	4,511	3,944
Total noninterest expense	$11,265	$9,068	$31,842	$26,744

Noninterest expense for the three months ended September 30, 2021 totaled $11.3 million compared with $9.1 million for the same period of 2020. The overall increase was primarily a result of increases in salaries and employee benefits. Salaries and employee benefits increased $1.7 million, or 30.90%, to $7.1 million in the third quarter of 2021 from $5.4 million in the third quarter of 2020. The number of full-time equivalent employees increased from approximately 224 at September 30, 2020 to approximately 259 at September 30, 2021 for an increase of approximately 15.63%.

Noninterest expense for the nine months ended September 30, 2021 totaled $31.8 million compared with $26.7 million for the same period of 2020. The increase was primarily a result of increases in salaries and employee benefits expense. Salaries and employee benefits increased $3.7 million, or 23.21%, to $19.7 million in the first nine months of 2021 from $16.0 million in the first nine months of 2020.

Provision for Income Taxes

We recognized income tax expense of $1.9 million for the three months ended September 30, 2021, compared to $1.1 million for the three months ended September 30, 2020. The effective tax rate for the three months ended September 30, 2021 was 21.6% compared to 21.1% for the same period in 2020. The effective tax rate is affected by levels of items of income that are not subject to federal and/or state taxation and by levels of items of expense that are not deductible for federal and/or state income tax purposes.

We recognized income tax expense of $5.5 million for the nine months ended September 30, 2021, compared to $2.9 million for the nine months ended September 30, 2020. The increase of $2.5 million, or 86.25%, resulted from the increase in net income before taxes of $10.8 million in the first nine months of 2021 as compared to the first nine months of 2020. The effective tax rate for the nine months ended September 30, 2021 was 21.8% compared to 20.5% for the same period in 2020. The effective tax rate is affected by levels of items of income that are not subject to federal and/or state taxation and by levels of items of expense that are not deductible for federal and/or state income tax purposes.

Comparison of Financial Condition at September 30, 2021 and December 31, 2020

Overview

Our total assets increased $444.7 million, or 23.85%, from December 31, 2020 to September 30, 2021. Loans, net of deferred fees and discounts, increased $51.1 million, or 4.31%, from December 31, 2020 to September 30, 2021. Securities available-for-sale increased by $356.0 million, or 72.18%, from December 31, 2020 to September 30, 2021. Cash and cash equivalents increased $11.1 million, or 18.50% from December 31, 2020 to September 30, 2021. Total deposits increased $413.6 million, or 25.01%, from December 31, 2020 to September 30, 2021 which funded our loan growth and purchase of securities.  Total stockholders’ equity increased $13.9 million, or 8.34% from December 31, 2020 to September 30, 2021 primarily due to strong earnings of $19.6 million during the period.  Stockholders’ equity was reduced approximately $3.3 million due to a decrease in the net unrealized gain on securities available-for-sale and $2.6 million due to the dividend paid in the first quarter.

Investment Securities

We use our securities portfolio primarily to enhance our overall yield on interest-earning assets, as a source of liquidity, as a tool to manage our balance sheet sensitivity and regulatory capital ratios, and as a base from which to pledge assets for public deposits. When our liquidity position exceeds current needs and our expected loan demand, other investments are considered as a secondary earnings alternative. As investments mature or pay down, they are used to meet current cash needs, or they are reinvested to maintain our desired liquidity position. We have historically designated all our securities as available-for-sale to provide flexibility in case an immediate need for liquidity arises, and we believe that the composition of the portfolio offers needed flexibility in managing our liquidity position and interest rate sensitivity without adversely impacting our regulatory capital levels. However, on a case by case basis we will evaluate whether a security is better suited being classified as held-to-maturity. Securities available-for-sale are reported at fair value, with unrealized gains or losses reported as a separate component of other comprehensive income, net of deferred taxes. Held-to-maturity securities are reported at amortized cost. Purchase premiums and discounts are recognized in income using the interest method over the terms of the securities.

During the nine months ended September 30, 2021, we purchased investment securities totaling $481.7 million and sold investment securities with proceeds received of $4.4 million including net realized gains of $7 thousand.

The following tables summarize the amortized cost, gross unrealized gains, gross unrealized losses, and fair value of debt securities at September 30, 2021 and December 31, 2020 (amounts in thousands).

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2021:
Securities available-for-sale:
Residential mortgage-backed	$615,955	$3,929	$(2,631)	$617,253
U.S. treasury securities	97,474	52	(155)	97,371
U.S. govt. sponsored enterprises	26,381	835	-	27,216
State, county, and municipal	93,552	4,740	(93)	98,199
Corporate debt obligations	9,225	69	(18)	9,276
Total available-for-sale	$842,587	$9,625	$(2,897)	$849,315

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2021:
Securities held-to-maturity:
Residential mortgage-backed	$-	$-	$-	$-
U.S. treasury securities	-	-	-	-
U.S. govt. sponsored enterprises	-	-	-	-
State, county, and municipal	10,936	2	(119)	10,819
Corporate debt obligations	-	-	-	-
Total held-to-maturity	$10,936	$2	$(119)	$10,819

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2020:
Securities available-for-sale:
Residential mortgage-backed	$346,001	$5,034	$(438)	$350,597
U.S. govt. sponsored enterprises	34,963	1,272	(4)	36,231
State, county, and municipal	98,026	5,220	(17)	103,229
Corporate debt obligations	3,166	51	-	3,217
Total available-for-sale	$482,156	$11,577	$(459)	$493,274

Loans

Loans are the largest category of interest earning assets and typically provide higher yields than other types of interest earning assets. Associated with the higher loan yields are the inherent credit and liquidity risks which management attempts to control and counterbalance. Total loans averaged $1.22 billion during the three months ended September 30, 2021, or 57.7% of average interest earning assets, as compared to $1.16 billion, or 72.0% of average interest earning assets, for the three months ended September 30, 2020. At September 30, 2021, total loans, net of deferred loan fees and discounts, were $1.24 billion, compared to $1.19 billion at December 31, 2020, an increase of $51.1 million, or 4.31%.

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

The following table provides a summary of the loan portfolio as of September 30, 2021, and December 31, 2020.

	September 30, 2021		December 31, 2020
	Amount	% of Total	Amount	% of Total
Residential real estate:
Closed-end 1-4 family - first lien	$295,527	24.3%	$252,528	21.6%
Closed-end 1-4 family - junior lien	6,151	0.5%	8,343	0.7%
Multi-family	10,570	0.8%	10,817	0.9%
Total residential real estate	312,248	25.6%	271,688	23.2%
Commercial real estate:
Nonfarm nonresidential	341,837	28.1%	317,279	27.1%
Farmland	41,034	3.4%	34,586	3.0%
Total commercial real estate	382,871	31.5%	351,865	30.1%
Construction and land development:
Residential	89,556	7.4%	71,784	6.1%
Other	92,549	7.6%	78,818	6.7%
Total construction and land development	182,105	15.0%	150,602	12.8%
Home equity lines of credit	47,942	3.9%	43,424	3.7%
Commercial loans:
Other commercial loans	208,503	17.0%	279,385	23.9%
Agricultural	44,753	3.7%	29,854	2.6%
State, county, and municipal loans	23,528	1.9%	25,922	2.2%
Total commercial loans	276,784	22.6%	335,161	28.7%
Consumer loans	42,780	3.5%	40,646	3.5%
Total gross loans	1,244,730	102.1%	1,193,386	102.0%
Allowance for loan losses	(20,047)	-1.6%	(16,803)	-1.4%
Net discounts	(541)	0.0%	(1,010)	-0.1%
Net deferred loan fees	(6,458)	-0.5%	(5,794)	-0.5%
Net loans	$1,217,684	100.0%	$1,169,779	100.0%

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

Real estate loans are the largest component of our loan portfolio and include residential real estate loans, commercial real estate loans, and construction and land development loans. At September 30, 2021, this category totaled $877.2 million, or 70.47% of total gross loans, compared to $774.2 million, or 64.87%, at December 31, 2020. Real estate loans increased $103.0 million, or 13.30%, during the period December 31, 2020 to September 30, 2021. Commercial loans decreased $58.4 million, or 17.42% during the same period. Our management team and lending officers have a great deal of experience and expertise in real estate lending and commercial lending.

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

The following table presents a summary of changes in the allowance for loan losses for the periods indicated (amounts in thousands).

	As of and for the		As of and for the
	Three Months Ended:		Nine Months Ended:
	September 30,	September 30,	September 30,	September 30,
	2021	2020	2021	2020
Allowance for loan losses at beginning of period	$18,913	$13,480	$16,803	$8,679
Charge-offs:
Mortgage loans on real estate:
Residential real estate	4	-	105	52
Commercial real estate	4	-	181	-
Construction and land development	2	59	2	59
Total mortgage loans on real estate	10	59	288	111
Home equity lines of credit	-	-	-	-
Commercial	170	73	254	232
Consumer	27	10	56	94
Total	207	142	598	437

Recoveries:
Mortgage loans on real estate:
Residential real estate	60	1	60	6
Commercial real estate	-	9	35	17
Construction and land development	3	12	7	109
Total mortgage loans on real estate	63	22	102	132
Home equity lines of credit	-	-	-	19
Commercial	57	49	122	108
Consumer	34	8	60	34
Total	154	79	284	293

Net charge-offs	53	63	314	144
Provision for loan losses	1,187	2,916	3,558	7,798
Allowance for loan losses at end of period	$20,047	$16,333	$20,047	$16,333

Total loans outstanding, net of deferred loan fees	1,237,731	1,191,368	1,237,731	1,191,368
Average loans outstanding, net of deferred loan fees	1,224,244	1,164,557	1,210,272	1,053,457
Allowance for loan losses to period end loans	1.62%	1.37%	1.62%	1.37%
Net charge-offs to average loans (annualized)	0.02%	0.02%	0.03%	0.02%

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

	September 30, 2021		December 31, 2020
		Percent of		Percent of
	Amount	Total	Amount	Total
Mortgage loans on real estate:
Residential real estate	$2,160	10.8%	$1,676	10.0%
Commercial real estate	8,428	42.1%	6,807	40.5%
Construction and land development	2,569	12.8%	1,749	10.4%
Total mortgage loans on real estate	13,157	65.7%	10,232	60.9%
Home equity lines of credit	347	1.7%	268	1.6%
Commercial	6,217	31.0%	5,897	35.1%
Consumer	326	1.6%	406	2.4%
Total	$20,047	100.0%	$16,803	100.0%

Nonperforming Assets

The following table presents our nonperforming assets as of the dates indicated (amounts in thousands):

	September 30,		December 31,
	2021	2020	2020
Nonaccrual loans	$2,515	$3,356	$4,264
Accruing loans past due 90 days or more	123	54	398
Total nonperforming loans	2,638	3,410	4,662
Foreclosed assets	650	471	240
Total nonperforming assets	$3,288	$3,881	$4,902

Allowance for loan losses to period end loans	1.62%	1.37%	1.42%
Allowance for loan losses to period end nonperforming loans	759.93%	478.97%	360.42%
Net charge-offs (recoveries) to average loans (annualized)	0.03%	0.02%	0.05%
Nonperforming assets to period end loans and foreclosed property	0.27%	0.33%	0.41%
Nonperforming loans to period end loans	0.21%	0.29%	0.39%
Nonperforming assets to total assets	0.14%	0.22%	0.26%
Period end loans	1,237,731	1,191,368	1,186,582
Period end total assets	2,309,314	1,781,624	1,864,650
Allowance for loan losses	20,047	16,333	16,803
Average loans for the period	1,210,272	1,053,457	1,087,007
Net charge-offs for the period	314	144	491
Period end loans plus foreclosed property	1,238,381	1,191,839	1,186,822

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

The following table details the composition of our deposit portfolio as of September 30, 2021, and December 31, 2020.

	September 30, 2021		December 31, 2020
		Percent of		Percent of
	Amount	Total	Amount	Total
Demand deposits, non-interest bearing	$568,220	27.4%	$436,885	26.4%
Demand deposits, interest bearing	519,023	25.1%	377,745	22.8%
Money market accounts	575,884	27.9%	473,714	28.6%
Savings deposits	116,938	5.7%	89,914	5.4%
Time certificates of $250 thousand or more	104,873	5.1%	96,839	5.9%
Other time certificates	182,322	8.8%	178,538	10.9%
Totals	$2,067,260	100.0%	$1,653,635	100.0%

Total deposits were $2.07 billion at September 30, 2021, an increase of $413.6 million from December 31, 2020 with the increase resulting mainly in the balances of money market accounts and demand deposit accounts. Some of our demand deposit accounts are seasonal and have expected balance fluctuations. The seasonality of these demand deposits is related to property tax collections and to agricultural production. However, the third round of stimulus checks were sent out in mid-March which led to an increase in deposits from year-end when we would normally see a decrease from year-end.

The following table presents the Bank’s time certificates of deposits by various maturities as of September 30, 2021 (amounts in thousands).

	All Time Deposits	Time Deposits $100 or more	Time Deposits less than $100
Three months or less	$61,923	$42,165	$19,758
Greater than three months through six months	82,579	63,167	19,412
Greater than six months through one year	88,082	61,654	26,428
Greater than one year through three years	30,992	20,488	10,504
Greater than three years	23,619	18,107	5,512
Total	$287,195	$205,581	$81,614

Other Funding Sources

We supplement our deposit funding with wholesale funding when needed for balance sheet planning and management or when the terms are attractive and will not disrupt our offering rates in our markets. A source we have used for wholesale funding is the Federal Home Loan Bank of Atlanta (FHLB). The line of credit with the FHLB is secured by pledges of various loans in our loan portfolio. At September 30, 2021, the FHLB line of credit available was $253.0 million and at December 31, 2020 it was $214.4 million. As of September 30, 2021 and December 31, 2020, we have no Federal Home Loan Bank advances outstanding.  We also have lines of credit for federal funds borrowings with other banks that totaled $38.5 million at September 30, 2021 and December 31, 2020, respectively. Furthermore, we have pledged certain loans to the Federal Reserve Bank (FRB) to secure a line of credit. At September 30, 2021, the FRB line of credit available was $137.3 million and at December 31, 2020, the FRB line of credit available was $123.3 million. We have never drawn on the FRB line of credit and consider it a contingency line of credit to be used only for emergency liquidity management.

On August 9, 2021, the Company entered into a line of credit agreement with ServisFirst Bank for $10 million.  The line of credit is to be used for general capital needs and investments.  The line when drawn will require quarterly payments of interest only, and matures two years from the origination date. The interest rate floats at Wall Street Journal Prime with a floor of 3.25%.  The line of credit is secured by 51% of the Company’s stock.

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

Cash and cash equivalents at September 30, 2021 and December 31, 2020, were $71.4 million and $60.3 million, respectively. Based on recorded cash and cash equivalents, management believes River Financial Corporation’s liquidity resources were sufficient at September 30, 2021 to fund loans and meet other cash needs as necessary.

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

Financial instruments whose contract amount represents credit risk at September 30, 2021 and December 31, 2020 were as follows  (amounts in thousands):

	September 30, 2021	December 31, 2020
Commitments to extend credit	$288,660	$246,700
Stand-by and performance letters of credit	2,366	2,659
Total	$291,026	$249,359

Contractual Obligations

While our liquidity monitoring and management considers both present and future demands for and sources of liquidity, the following table of contractual commitments focuses only on future obligations as of September 30, 2021 (amounts in thousands).

		Due after 1	Due after 3
	Due in 1	through	through	Due after
	year or less	3 years	5 years	5 years	Total
Deposits without a stated maturity	$1,780,065	$-	$-	$-	$1,780,065
Certificates of deposit of less than $100	65,598	10,504	5,512	-	81,614
Certificates of deposit of $100 or more	166,986	20,488	18,107	-	205,581
Securities sold under agreements to repurchase	9,432	-	-	-	9,432
Subordinated debt, net of loan costs	-	-	-	39,325	39,325
Operating leases	684	1,201	507	422	2,814
Total contractual obligations	$2,022,765	$32,193	$24,126	$39,747	$2,118,831

Capital Position and Dividends

At September 30, 2021 and December 31, 2020, total stockholders’ equity was $180.3 million and $166.4 million, respectively. The increase of approximately $13.9 million resulted mainly from the net change in retained earnings and other comprehensive income for the nine months ended September 30, 2021. Retained earnings for the first nine months of 2021 increased $17.0 million and other comprehensive income decreased $3.3 million. The ratio of stockholders’ equity to total assets was 7.81% and 8.93% at September 30, 2021 and December 31, 2020, respectively.

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

Management believes, as of September 30, 2021, that the Bank meets all capital adequacy requirements to which it is subject. The following table presents the Bank’s capital amounts and ratios as of September 30, 2021 with the required minimum levels for capital adequacy purposes including the phase in of the capital conservation buffer under Basel III and minimum levels to be well capitalized (as defined) under the regulatory prompt corrective action regulations.

As of September 30, 2021:
					To Be Well Capitalized
			Required For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (To Risk-Weighted Assets)	$197,134	14.143%	$146,360	>= 10.500%	$139,390	>= 10.00%
Common Equity Tier 1 Capital (To Risk-Weighted Assets)	179,678	12.890%	97,573	>= 7.000%	90,604	>= 6.50%
Tier 1 Capital (To Risk-Weighted Assets)	179,678	12.890%	118,482	>= 8.500%	111,512	>= 8.00%
Tier 1 Capital (To Average Assets)	179,678	8.074%	89,020	>= 4.000%	111,275	>= 5.00%

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

River Financial Corporation’s principal source of funds for dividend payments and debt service is dividends received from River Bank. There are statutory limitations on the payment of dividends by River Bank to River Financial Corporation. As of September 30, 2021, the maximum amount the Bank could dividend to River Financial Corporation without prior regulatory authority approval was approximately $51.8 million. In addition to dividend restrictions, federal statutes prohibit unsecured loans from banks to bank holding companies.

During the nine months ending September 30, 2021 there were 6,500 incentive stock options issued with a weighted average exercise price of $26.77 per share. During the same period, there were 34,121 incentive stock options exercised at a weighted average exercise price of $17.31 per share. A total of 369,629 incentive stock options were outstanding as of September 30, 2021 with a weighted average exercise price of $22.95 per share and a weighted average remaining life of 6.16 years.

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

The following table illustrates our interest rate sensitivity at September 30, 2021, assuming the relevant assets and liabilities are collected and paid, respectively, based upon historical experience rather than their stated maturities (amounts in thousands).

	0-1 Mos	1-3 Mos	3-12 Mos	1-2 Yrs	2-3 Yrs	>3 Yrs	Total
Interest earning assets
Loans	$264,609	$114,646	$229,098	$168,449	$122,499	$338,430	$1,237,731
Securities	16,124	30,621	105,880	105,577	79,092	522,957	860,251
Certificates of deposit in banks	-	704	498	495	1,740	223	3,660
Cash balances in banks	33,977	-	-	-	-	-	33,977
Federal funds sold	9,500	-	-	-	-	-	9,500
Total interest earning assets	$324,210	$145,971	$335,476	$274,521	$203,331	$861,610	$2,145,119

Interest bearing liabilities
Interest bearing transaction accounts	$108,137	$8,666	$38,994	$51,993	$51,993	$259,240	$519,023
Savings and money market accounts	215,644	15,594	70,167	93,558	93,558	204,301	692,822
Time deposits	19,995	42,298	168,975	21,253	8,893	25,781	287,195
Securities sold under agreements to repurchase	9,432	-	-	-	-	-	9,432
Subordinated debentures, net of loan costs	-	-	-	-	-	39,325	39,325
Total interest bearing liabilities	$353,208	$66,558	$278,136	$166,804	$154,444	$528,647	$1,547,797

Interest sensitive gap
Period gap	$(28,998)	$79,413	$57,340	$107,717	$48,887	$332,963	$597,322
Cumulative gap	$(28,998)	$50,415	$107,755	$215,472	$264,359	$597,322
Cumulative gap - Rate Sensitive Assets/ Rate Sensitive Liabilities	-1.4%	2.4%	5.0%	10.0%	12.3%	27.8%

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

	Impact on net interest income
	As of	As of
	September 30, 2021	December 31, 2020
Change in prevailing rates:
+ 400 basis points	4.25%	(7.80)%
+ 300 basis points	3.76%	(5.16)%
+ 200 basis points	2.81%	(3.53)%
+ 100 basis points	1.19%	(2.19)%
+ 0 basis points	-	-
- 100 basis points	(1.80)%	1.57%
- 200 basis points	(1.97)%	1.44%
- 300 basis points	(2.01)%	1.35%
- 400 basis points	(2.04)%	1.30%

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This item is not applicable to smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company has carried out an evaluation under the supervision and with participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even the effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2021, the Company’s disclosure controls and procedures are effective in ensuring that material information relating to the Company required to be disclosed in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods and is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the nine months ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time the Company is a party to legal proceedings.  At the present time the Company is not part of any proceeding which the Company deems to be material.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 that could materially affect the Company’s business, financial condition or future results as well as those in the Company’s Report on Form 10-Q for the quarter ended September 30, 2021. The risks described in the Company’s Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In February 2021, the Company sold 22,661 shares of its common stock for a cash total of $629 thousand to its employee stock ownership plan.  In June 2021, the Company sold 14,444 shares of its common stock for a cash total of $419 thousand to its employee stock ownership plan.  The Company relied upon exemptions from registration under SEC Rule 147A.

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

10.13**	Loan and Security Agreement, dated August 9, 2021, between River Financial Corporation and ServisFirst Bank.

31.1**	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2**	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32 **	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
*	Schedules omitted. Registrant agrees to furnish a copy of any omitted schedule to the SEC upon request.
**	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RIVER FINANCIAL CORPORATION

Date: November 9, 2021	By:	/s/ James M. Stubbs
James M. Stubbs
Chief Executive Officer (principal executive officer)

Date: November 9, 2021	By:	/s/ Jason B. Davis
Jason B. Davis
Chief Financial Officer