Form 10-K
period 2021-12-31
River Financial Corp
filed 2022-03-15
CIK 1641601

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2021

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

State the aggregate market value of the voting common equity held by non-affiliates of the registrant as of June 30 2021 : There is no public market for registrant’s common stock.  The registrant had total revenue of less than $100 million in 2021.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding at March 1, 2022
Common stock, par value $1.00 per share	6,634,027 shares

Auditor Firm Id:	669	Auditor Name:	Mauldin & Jenkins, LLC	Auditor Location:	Birmingham, Alabama, USA

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

We operate one subsidiary bank, River Bank & Trust. Through the Bank, we provide a broad array of financial services to businesses, business owners, and professionals. We operate eighteen full-service banking offices, located in Montgomery, Prattville, Millbrook, Wetumpka, Auburn, Opelika, Alexander City, Dothan, Enterprise, Daphne, Clanton, Mobile, Gadsden, and Decatur, Alabama.  Our market areas generally include the Montgomery, Auburn-Opelika, Gadsden, Dothan, Mobile, and Huntsville Metropolitan Statistical Areas.

As of December 31, 2021, we had total assets of $2.40 billion, total loans of $1.27 billion, total deposits of $2.15 billion, and total shareholders’ equity of $179.6 million.

We operate our banking business through 18 offices across six regions in Alabama.  Those regions are designated as “River” (including Montgomery, with six offices), “East Alabama” (including Auburn, Opelika and Gadsden with four offices), “Coastal” (including Mobile and Baldwin County with two offices), “Peach” (including Clanton in the central part of the state, with two offices), “Wiregrass” (including Dothan in the Southeast corner of the state with three offices), and “North Alabama” (including Decatur with one office).  We also have loan production offices opening in Huntsville and Saraland, Alabama in 2022. See “Properties” below.

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

Deposits

Our principal sources of funds are core deposits, including demand deposits, interest-bearing transaction accounts, money market accounts, savings deposits, and certificates of deposit. As of December 31, 2021, our deposit composition was as follows:

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

Lending

We offer a range of lending services, including real estate, consumer, and commercial loans, to individuals, small businesses, and other organizations located in or conducting a substantial portion of their business in our market areas. Our total loans, net of unearned income, at December 31, 2021, were approximately $1.27 billion, or approximately 52.9% of total assets. The interest rates charged on loans vary with the degree of risk, maturity, and amount of the loan and are further subject to competitive pressures, money market rates, availability of funds, and government regulations.

As of December 31, 2021, our loan portfolio composition was classified as follows: (percent of gross loans)

Real Estate Loans. Loans secured by real estate are the primary component of our loan portfolio, constituting approximately $918.5 million, or 72.1%, of total loans, net of unearned income, at December 31, 2021. We originate consumer and commercial loans for the purpose of acquiring real estate that are secured by such real estate (CRE). We also often take real estate as an additional source of collateral to secure commercial and industrial (C&I) loans. Such loans are classified as real estate loans rather than commercial and industrial loans if the real estate collateral is considered significant as a secondary source of repayment for the loan. Loans are typically made on a recourse basis supported by financial statements and a review of the repayment ability of the borrower(s) and/or guarantor(s). Origination fees are charged for many loans secured by real estate.

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

Home Equity Lines of Credit: We originate home equity lines of credit secured by residential property. The loans are typically made on a variable rate basis with maturities up to 10 years. At December 31, 2021, home equity lines of credit constituted $49.6 million, or 4.0% of our loan portfolio.

Commercial and Industrial Loans. We make loans for commercial purposes in various lines of business. These loans are typically made on terms up to 7 years at fixed or variable rates and are secured by various types of collateral, including accounts receivable, inventory, or, in the case of equipment loans, the financed equipment. We attempt to reduce our credit risk on commercial loans by underwriting the loan based on the borrower’s cash flow and its ability to service the debt from earnings, and by limiting the loan-to-value ratio. Historically, we have typically loaned up to 80% on loans secured by accounts receivable, up to 50% on loans secured by inventory (which are typically also secured by accounts receivable), and up to 100% on loans secured by equipment. We also make some unsecured commercial loans. Commercial and industrial loans constituted $261.9 million, or 21.1% of our loan portfolio, at December 31, 2021. Interest rates are negotiable based upon the borrower’s financial condition, credit history, management stability and collateral.

Consumer Loans. Consumer lending includes installment lending to individuals in our market areas and generally consists of loans to purchase automobiles and other consumer durable goods. Consumer loans constituted $43.1 million, or 3.5% of our loan portfolio, at December 31, 2021. Consumer loans are underwritten based on the borrower’s income, current debt level, past credit history and collateral. Consumer rates are both variable and fixed, with terms negotiable. Terms generally range from one to five years depending on the nature and condition of the collateral. Periodic amortization, generally monthly, is typically required.

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

Employees

As of December 31, 2021, we had approximately 264 full-time and 11 part-time employees. None of these employees are party to a collective bargaining agreement.

The Company emphasizes a “deposit first” philosophy to provide not only a direct and practical service to its customers but also to provide a stable and adequate funding source for its loans.  The Company seeks employees who are familiar with the Company’s operations in its 18 offices across six regions in Alabama, including operations in 7 of the top 10 MSAs in Alabama.  The Company seeks to provide a “one customer at a time” approach to growth and emphasizes the need for employees, especially its relationship managers and office managers, to have a thorough knowledge of local markets and customers to enhance its conservative lending function.

SUPERVISION AND REGULATION

General

We are extensively regulated under both federal and state law. These laws restrict permissible activities and investments and require compliance with various consumer protection provisions applicable to lending, deposit, brokerage, and fiduciary activities. They also impose capital adequacy requirements and conditions on a bank holding company’s ability to repurchase stock or to receive dividends from its subsidiary bank. We are subject to comprehensive examination and supervision by the Federal Reserve and Alabama Banking Department, and River Bank and Trust is subject to comprehensive examination and supervision by the Federal Deposit Insurance Corporation (FDIC) and the Alabama Banking Department. These regulatory agencies generally have broad discretion to impose restrictions and limitations on our operations. This supervisory framework could materially impact the conduct and profitability of our activities.

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

Subject to various exceptions, the BHCA and the Change in Bank Control Act, together with related regulations, require Federal Reserve approval prior to any person or company acquiring “control” of a bank holding company. Control is conclusively deemed to exist if an individual or company acquires 25% or more of any class of voting securities of the bank holding company, and a rebuttable presumption arises if a person or company acquires 10% or more, but less than 25%, of any class of voting securities and either: (i) the bank holding company has registered securities under Section 12 of the Securities Act; or (ii) no other person owns a greater percentage of that class of voting securities immediately after the transaction.  The BHCA’s definition of “control” can also be triggered when a company acquires 5% or more of any class of voting securities and certain other factors are present.

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

Acquisitions of Other Banks

If the Bank seeks to acquire another depository institution or branches of another depository institution, it is required to obtain the prior approval of the FDIC and Alabama Banking Department.  In reviewing the application, these agencies will consider, among other things, the Bank’s capital level, its financial and managerial resources and future prospects, the impact of the transaction on the Bank’s safety and soundness, the impact of the transaction on competition in the relevant geographic market, its record in combating money laundering activities, the impact on the convenience and needs of the communities served, and the Bank’s record of Community Reinvestment Act performance.

Transactions with Affiliates

We are subject to federal laws, such as Sections 23A and 23B of the Federal Reserve Act and Regulation W, that limit the aggregate amount of the transactions that depository institutions may engage in with their affiliates (such as the Company). Under these provisions, transactions (such as loans or investments) by a bank with its affiliates are generally limited to 10% of the bank’s capital and surplus for all covered transactions with any one affiliate, and 20% of capital and surplus for all covered transactions with all affiliates. Any extensions of credit to affiliates, with limited exceptions, must be secured by eligible collateral in specified amounts. Banks are also prohibited from purchasing any “low quality” assets from an affiliate. The Dodd-Frank Act imposes additional requirements on transactions with affiliates, including an expansion of the definition of “covered transactions” and an increase in the amount of time for which collateral requirements regarding covered transactions must be maintained. Section 23B requires any transaction between a bank and its affiliate to be on terms and under circumstances, including credit standards, that are substantially the same, or at least as favorable to the bank, as those prevailing at the time for comparable transactions with or involving nonaffiliates.

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

The Bank generally may not withdraw, either in the form of a dividend or otherwise, any portion of its permanent capital and may not declare a dividend in excess of its retained net profits without prior approval of the Alabama Banking Department and FDIC. Further, the Bank is also required by Alabama law to obtain prior approval of the Alabama Banking Department for its payment of dividends if the total of all dividends declared by the Bank in any calendar year will exceed the total of (i) the bank’s net earnings (as defined by statute) for that year, plus (ii) its retained net earnings (after paying dividends) for the preceding two years.

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

Currently, the Company is subject to the Small Bank Holding Company and Savings and Loan Holding Company Policy Statement which does not require the Company to monitor its regulatory capital levels on a consolidated basis but rather imposes certain requirements on the Company’s debt-to-equity ratio at the parent –company level.  Should the Company’s consolidated assets eventually exceed $3 billion, it would become subject to the same Basel III minimum capital ratios discussed above which apply to the Bank.

On September 17, 2019, the FDIC and other federal bank regulatory agencies approved the Community Bank Leverage Ratio (“CBLR”) framework. This optional framework became effective January 1, 2020, and is available to the Bank as an alternative to the Basel III risk-based capital framework. The CBLR framework provides for a simple measure of capital adequacy for certain community banking organizations. Specifically, depository institutions and depository institution holding companies that have less than $10.0 billion in total consolidated assets and meet other qualifying criteria, including a Tier 1 leverage ratio of greater than 9.00% are eligible to elect to utilize the CBLR framework.

As of December 31, 2021, the Company and the Bank qualify for the CBLR framework. Management does not intend to utilize the CBLR framework.

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

Prompt Corrective Action

In addition to the required minimum capital levels described above, federal law establishes a system of “prompt corrective actions” that federal banking agencies are required to take, and certain actions that they have discretion to take, based upon the capital category into which a federally regulated depository institution falls. Regulations set forth detailed procedures and criteria for implementing prompt corrective action in the case of any institution which is not adequately capitalized. Under the prompt corrective action rules, an institution is deemed “well capitalized” if its leverage ratio, Common Equity Tier 1 ratio, Tier 1 Capital ratio, and Total Capital ratio meet or exceed 5%, 6.5%, 8%, and 10%, respectively, and must not be subject to any order or written agreement or directive by a federal banking agency to meet and maintain a specific capital level for any capital measure.  An institution is deemed to be “adequately capitalized” if its leverage, Common Equity Tier 1, Tier 1, and Total Capital ratios meet or exceed 4.0%, 4.5%, 6.0%, and 8.0%, and “undercapitalized” if it fails to meet these minimum capital requirements. An institution is “significantly undercapitalized” if its leverage, Common Equity Tier 1, Tier 1, or Total Capital ratios fall below 3%, 3%, 4%, or 6%, respectively, and “critically undercapitalized” if the institution has a ratio of tangible equity to total assets that is equal to or less than 2%.

The prompt corrective action rules require an undercapitalized institution to file a written capital restoration plan, along with a performance guaranty by its holding company or a third party. In addition, an undercapitalized institution becomes subject to certain automatic restrictions, including a prohibition on payment of dividends and a limitation on asset growth and expansion in certain cases, a limitation on the payment of bonuses or raises to senior executive officers, and a prohibition on the payment of certain “management fees” to any “controlling person.” Institutions that are classified as undercapitalized or significantly undercapitalized are also subject to certain additional supervisory actions, including increased reporting burdens and regulatory monitoring; limitations on the institution’s ability to make acquisitions, open new branch offices, or engage in new lines of business; obligations to raise additional capital; restrictions on transactions with affiliates; and restrictions on interest rates paid by the institution on deposits. In certain cases, banking regulatory agencies may require replacement of senior executive officers or directors, or sale of the institution to a willing purchaser. If an institution is deemed to be “critically undercapitalized” and continues in that category for 90 days, the statute requires, with certain narrowly limited exceptions, that the institution be placed in receivership.

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

Concentrated Commercial Real Estate Lending Regulations

The federal bank regulatory agencies have promulgated guidance governing financial institutions with concentrations in commercial real estate lending. The guidance provides that a bank has a concentration in commercial real estate lending if (i) total reported loans for construction, land development, and other land represent 100% or more of total capital or (ii) total reported loans secured by multifamily and nonfarm nonresidential properties and loans for construction, land development, and other land represent 300% or more of total capital and the bank’s commercial real estate loan portfolio has increased 50% or more during the prior 36 months. Owner occupied loans are excluded from this second category. If a concentration is present, management must employ heightened risk management practices that address, among other things, board and management oversight and strategic planning, portfolio management, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing, and maintenance of increased capital levels as needed to support the level of commercial real estate lending. At December 31, 2021, the Bank did not have a concentration in commercial real estate as defined by the regulatory guidance.

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

•

Changed the assessment base for federal deposit insurance from the amount of insured deposits held by the depository institution to the institution’s average total consolidated assets less tangible equity; increased the minimum reserve ratio for the Deposit Insurance Fund from 1.15% to 1.35% and permanently increased the deposit insurance coverage amount from $100,000 to $250,000; and

•	Directed the Federal Reserve to establish interchange fees for debit cards under a restrictive, reasonable, and proportional cost per transaction standard.

While much of the Dodd-Frank Act has been implemented in the form of final rules from the banking agencies, the full extent of its impact on our operations is subject to change based on actions taken by the banking agencies in implementing the rules as well any future modifications to the rules.

Federal Home Loan Bank Membership

The Bank is a member of the Federal Home Loan Bank of Atlanta, or the FHLBA. Each member of the FHLBA is required to maintain a minimum investment in the Class B stock of the FHLBA. The Board of Directors of the FHLBA can increase the minimum investment requirements in the event it has concluded that additional capital is required to allow it to meet its own regulatory capital requirements. Any increase in the minimum investment requirements outside of specified ranges requires the approval of the Federal Housing Finance Agency. Because the extent of any obligation to increase the level of investment in the FHLBA depends entirely upon the occurrence of a future event, we are unable to determine the extent of future required potential payments to the FHLBA at this time. Additionally, in the event that a member financial institution fails, the right of the FHLBA to seek repayment of funds loaned to that institution will take priority (a super lien) over the rights of all other creditors.

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

Enforcement Powers

The bank regulatory agencies have broad enforcement powers, including the power to terminate deposit insurance and impose substantial fines and other civil and criminal penalties. Failure to comply with applicable laws, regulations, and supervisory agreements, breaches of fiduciary duty, or the maintenance of unsafe and unsound conditions or practices, could subject us or our subsidiaries, including the Bank, as well as their respective officers, directors, and other institution-affiliated parties, to administrative sanctions, enforcement actions and potentially substantial civil money penalties.

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

As a result of the COVID-19 pandemic, we have instituted procedures, consistent with federal, state and local government guidelines, to institute social distancing among employees and customers, and encourage employees to work from home when possible.   A majority of employees are no longer working from home.  We believe these measures have been undertaken to date with minimal negative effects on our operations and have been well received by employees and customers.  We believe our daily operations and services to customers have not been materially interrupted in an adverse way, but we cannot be certain of the long-term effects of such procedures.

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

As a participating lender in the U.S. Small Business Administration (SBA) Paycheck Protection Program (PPP), River Financial and River Bank are subject to additional risks of litigation from the Bank’s customers or other parties regarding the Bank’s processing of loans for the PPP and risks that the SBA may not fund some PPP loan guaranties

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted, which included a loan program administered through the SBA referred to as the PPP. Under the PPP, small businesses and other entities and individuals could apply for unsecured, low-interest rate loans from existing SBA lenders and other approved regulated lenders that enroll in the program, subject to numerous limitations and eligibility criteria.  Borrowers are eligible for up to 100% forgiveness on PPP loans if certain conditions are met.  The PPP loans are 100% guaranteed by the SBA.  The Bank participated as a lender in the PPP. The PPP opened on April 3, 2020.  The PPP was launched by SBA and the US Department of Treasury in an expedient timeframe and because of the short timeframe between the passing of the CARES Act and the opening of the PPP, there was ambiguity in the laws, rules and guidance regarding the operation of the PPP, which exposes us to risks relating to noncompliance with the PPP. Since the opening of the PPP, several other larger banks have been subject to litigation regarding the process and procedures that such banks used in processing applications for the PPP. River Financial and River Bank may be exposed to the risk of similar litigation, from both customers and non‑customers that approached the Bank regarding PPP loans, regarding its process and procedures used in processing applications for the PPP. If any such litigation is filed against us and is not resolved in a favorable manner, it may result in significant financial liability or adversely affect our reputation. In addition, litigation can be costly, regardless of outcome. Any financial liability, litigation costs or reputational damage caused by PPP-related litigation could have a material adverse effect on our business, financial condition and results of operations.  The Bank also has credit risk on PPP loans if a determination is made by the SBA that there is a material deficiency in the manner in which the loan was originated, funded, or serviced by the Bank. In the event of a loss resulting from a default on a PPP loan and a determination by the SBA that there was a material deficiency in the manner in which the PPP loan was originated, funded, or serviced by the Bank, the SBA may deny its liability under the guaranty, reduce the amount of the guaranty, or, if it has already paid under the guaranty, seek recovery of any loss related to the deficiency from the Bank.  There is also a risk that not all PPP loans will be forgiven and any unforgiven amount will remain on the Bank’s balance sheet preventing such funds from being redeployed into higher-earning assets.

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

Our commercial banking operations are concentrated in Alabama. As of December 31, 2021, most of our total loans were to borrowers located in Alabama, primarily central and south Alabama. As a result, our financial condition and results of operations and cash flows are affected by changes in the economic conditions of the state or the regions of which it is a part. Our success depends to a significant extent upon the business activity, population, income levels, deposits, and real estate activity in this market. Although our customers’ business and financial interests may extend outside these areas, adverse economic conditions that affect those areas could reduce our growth rate, affect the ability of our customers to repay their loans, affect the value of collateral underlying loans, impact our ability to attract deposits, and generally affect our financial conditions and results of operations. Because of our geographic concentration, we may be less able than other regional or national financial institutions to diversify our credit risks across multiple markets.

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

Income associated with interest-earning assets and costs associated with interest-bearing liabilities may not be affected uniformly by fluctuations in interest rates. The magnitude and duration of changes in interest rates are events over which we have no control, and such changes may have an adverse effect on our net interest income. Prepayment and early withdrawal levels, which are also impacted by changes in interest rates, can significantly affect our assets and liabilities. For example, an increase in interest rates could, among other things, reduce the demand for loans and decrease loan repayment rates. Such an increase could also adversely affect the ability of our floating-rate borrowers to meet their higher payment obligations, which could in turn lead to an increase in non-performing assets and net charge-offs. Conversely, a decrease in the general level of interest rates could affect us by, among other things, leading to greater competition for deposits and incentivizing borrowers to prepay or refinance at lower interest rates their loans more quickly or frequently than they otherwise would. The primary tool that management uses to measure interest rate risk is a simulation model that evaluates the impact of varying levels of prevailing interest rates and the impact on net interest income and the economic value of equity. As of December 31, 2021, this simulation analysis indicated that if prevailing interest rates immediately decreased by 300 basis points, we would expect net interest income to decrease by approximately $2.0 million, or 2.9% over the next 12 months, and an increase in the economic value of equity of $35.5 million, or 12.8%. We believe that this is unlikely based on current interest rate levels. Conversely, if prevailing interest rates immediately increased by 300 basis points, we would expect net interest income to increase by approximately 1.3 million, or 1.9%, over the next 12 months, and a decrease in the economic value of equity of $46.2 million, or 16.7%. However, fluctuations in interest rates affect different classes of income-earning assets differently, and there can be no assurance as to the actual effect on our results of operations should such an increase or decrease occur.

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

A significant portion of our loan portfolio is secured by either residential or commercial real estate. As of December 31, 2021, we had approximately $333.2 million in residential real estate loans and $389.2 million in commercial real estate loans outstanding, representing approximately 26.7% and 31.2%, respectively, of our total loans outstanding on that date.

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

Information security risks for financial institutions have generally increased in recent years, in part because of the proliferation of new technologies, the use of the internet and telecommunications technologies to conduct financial transactions, and the increased sophistication and activities of organized crime, hackers, terrorists, activists, and other external parties. We are under continuous threat of loss due to hacking and cyber-attacks, especially as we continue to expand customer capabilities to utilize internet and other remote channels to transact business. Our risk and exposure to these matters remains heightened because of the evolving nature and complexity of these threats from cybercriminals and hackers, our plans to continue to provide internet banking and mobile banking channels, and our plans to develop additional remote connectivity solutions to serve our customers. Therefore, the secure processing, transmission, and storage of information in connection with our online banking services are critical elements of our operations. However, our network could be vulnerable to unauthorized access, computer viruses and other malware, phishing schemes, ransomware or other security failures. In addition, our customers may use personal smartphones, tablet PCs, or other mobile devices that are beyond our control systems in order to access our products and services. Our technologies, systems and networks, and our customers’ devices, may become the target of cyber-attacks, electronic fraud, or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss, or destruction of our or our customers’ confidential, proprietary, and other information, or otherwise disrupt our or our customers’ or other third parties’ business operations. As cyber threats continue to evolve, we may be required to spend significant capital and other resources to protect against these threats or to alleviate or investigate problems caused by such threats. To the extent that our activities or the activities of our customers involve the processing, storage, or transmission of confidential customer information, any breaches or unauthorized access to such information could present significant regulatory costs and expose us to litigation and other possible liabilities. Any inability to prevent these types of security threats could also cause existing customers to lose confidence in our systems and could adversely affect our reputation and ability to generate deposits. While we have not experienced any material losses relating to cyber-attacks or other information security breaches to date, we may suffer such losses in the future. The occurrence of any cyber-attack or information security breach could result in potential liability to clients, reputational damage, damage to our competitive position, and the disruption of our operations, all of which could adversely affect our financial condition or results of operations, lead to increased compliance and insurance costs and reduce shareholder value.

Risks Related to the Regulation of the Banking Industry

We are subject to extensive regulation in the conduct of our business, which imposes additional costs on us and adversely affects our profitability.

As a bank holding company, we are subject to federal regulation under the Bank Holding Company Act of 1956, as amended, or the BHCA, and the examination and reporting requirements of the Federal Reserve. The Bank is subject to extensive supervision, examination and regulation by the FDIC and Alabama Banking Department. Federal and state regulation of the banking industry, along with tax and accounting laws, regulations, rules, and standards, may limit our operations significantly and control the methods by which we conduct business, as they limit those of other banking organizations. Banking regulations are primarily intended to protect depositors, deposit insurance funds, and the banking system as a whole, and not stockholders or other creditors. These regulations affect lending practices, capital structure, investment practices, dividend policy, and overall growth, among other things. For example, federal and state consumer protection laws and regulations limit the manner in which we may offer and extend credit. In addition, the laws governing bankruptcy generally favor debtors, making it more expensive and more difficult to collect from customers who become subject to bankruptcy proceedings.

We also may be required to invest significant management attention and resources to evaluate and make any changes necessary to comply with applicable laws and regulations, particularly as a result of regulations adopted under the Dodd-Frank Act. This allocation of resources, as well as any failure to comply with applicable requirements, may negatively impact our financial condition and results of operations.

Changes in laws, government regulation, and monetary policy may have a material effect on our results of operations.

Financial institutions have been the subject of significant legislative and regulatory changes and may be the subject of further significant legislation or regulation in the future, none of which is within our control. New proposals for legislation continue to be introduced in the U.S. Congress that could further substantially increase regulation of the bank and non-bank financial services industries, impose restrictions on the operations and general ability of firms within the industry to conduct business consistent with historical practices, including in the areas of compensation, interest rates, financial product offerings, and disclosures, and have an effect on bankruptcy proceedings with respect to consumer residential real estate mortgages, among other things. Federal and state regulatory agencies also frequently adopt changes to their regulations or change the manner in which existing regulations are applied. For example, recently the CFPB issued a Request For Information seeking public input on fees imposed by banks on consumer financial products and services (such as NSF fees, overdraft fees and overdraft practices) and has indicated that changes may be forthcoming in this area. Changes to statutes, regulations, or regulatory policies, including changes in their interpretation or implementation by regulators, could affect us in substantial and unpredictable ways. Such changes could, among other things, subject us to additional costs and lower revenues, limit the types of financial services and products that we may offer, ease restrictions on non-banks and thereby enhance their ability to offer competing financial services and products, increase compliance costs, and require a significant amount of management’s time and attention. Failure to comply with statutes, regulations, or policies could result in sanctions by regulatory agencies, civil monetary penalties, or reputational damage, each of which could have a material adverse effect on our business, financial condition, and results of operations.

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

The Bank Secrecy Act, the USA PATRIOT Act of 2001, and other laws and regulations require financial institutions, among other duties, to institute and maintain an effective anti- money laundering program and file suspicious activity and currency transaction reports when appropriate. In addition to other bank regulatory agencies, the federal Financial Crimes Enforcement Network of the Department of the Treasury is authorized to impose significant civil money penalties for violations of those requirements and has recently engaged in coordinated enforcement efforts with the state and federal banking regulators, as well as the U.S. Department of Justice, Consumer Financial Protection Bureau, Drug Enforcement Administration, and Internal Revenue Service. We are also subject to increased scrutiny of compliance with the rules enforced by the Office of Foreign Assets Control of the Department of the Treasury regarding, among other things, the prohibition of transacting business with, and the need to freeze assets of, certain persons and organizations identified as a threat to the national security, foreign policy, or economy of the United States. If our policies, procedures, and systems are deemed deficient, we could be subject to liability, including fines and regulatory actions, which may include restrictions on our ability to pay dividends and the necessity to obtain regulatory approvals to proceed with certain aspects of our business plan, including our acquisition plans. Failure to maintain and implement adequate programs to combat money laundering and terrorist financing could also have serious reputational consequences for us. Any of these results could have a material adverse effect on our business, financial condition, results of operations, and future prospects.

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

At a special meeting of our stockholders held on December 1, 2015, our existing stockholders approved a proposal to amend our certificate of incorporation to increase the number of shares of our common stock that we may issue to 10,000,000. As of March 1, 2022, 6,634,027 shares of our common stock were issued and outstanding. Those shares outstanding do not include the potential issuance, as of March 1, 2022, 354,129 shares of our common stock subject to issuance upon exercise of outstanding stock options and warrants, or 183,500 additional shares of our common stock that were reserved for issuance under the River Financial Corporation Incentive Stock Compensation Plans. Future issuance of any new shares could cause further dilution in the value of our outstanding shares of common stock.

Our directors and executive officers beneficially own a significant portion of our common stock and have substantial influence over us.

Our directors and executive officers, as a group, beneficially owned approximately 13.9% of our outstanding common stock as of March 1, 2022. As a result of this level of ownership, our directors and executive officers have the ability, by taking coordinated action, to exercise significant influence over our affairs and policies. The interests of our directors and executive officers may not be consistent with your interests as a stockholder. This influence may also have the effect of delaying or preventing changes of control or changes in management, or limiting the ability of our other stockholders to approve transactions that they may deem to be in the best interests of our Company.

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

Generally, interest rate spreads (the difference between interest rates earned on assets and interest rates paid on liabilities) have narrowed in recent years as a result of changing market conditions, policies of various government and regulatory authorities, and competitive pricing pressures, and we cannot predict whether these rate spreads will narrow even further. This narrowing of interest rate spreads could adversely affect our financial condition and results of operations. In addition, we cannot predict whether interest rates will continue to remain at present levels. Changes in interest rates may cause significant changes, up or down, in our net interest income. An increase in interest rates could have a negative effect on the value of our investment securities portfolio.

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

There has been an increasing trend of credit unions acquiring banks.  Credit unions are tax-exempt entities which provides an advantage when pricing loans and deposits.  The acquisition of banks by credit unions will allow for more rapid growth and increased competition.  Further, credit unions could provide enhanced competition as we evaluate and pursue acquisition targets.

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

The following table summarizes pertinent details of the Company’s main and banking offices as of December 31, 2021:

Office Address	Owned/Leased

2611 Legends Drive	Owned
Prattville, AL 36066

612 South Memorial Drive	Leased
Prattville, AL 36067

7075 Halcyon Park Drive	Leased
Montgomery, AL 36117

309 Maxwell Boulevard	Leased
Montgomery, AL 36104

10 Cambridge Drive	Owned
Wetumpka, AL 36092

3617 U.S. Highway 280	Owned
Alexander City, AL 35010

2394 East University Drive	Owned
Auburn, AL 36830

1804 Thomason Drive	Owned
Opelika, AL 36801

244 South 3rd Street Gadsden, AL 35901	Owned

3111 Alabama Highway 14 Millbrook, AL 36054	Owned

620 Second Avenue North Clanton, AL 35046	Owned

2040 7th Street South Clanton, AL 35045	Owned

1301 US-98 Daphne, AL 36526	Owned

1479 West Main Street Dothan, AL 36302	Owned

3850 West Main Street Dothan, AL 36305	Owned

306 South Main Street Enterprise, AL 36330	Owned

4630 Bit and Spur Road Mobile, AL 36608	Leased

254 Moulton Street East Decatur, AL 35601	Leased

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

PART II

Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for Our Common Stock

There is currently no established public trading market for shares of our common stock. We do not make a market in our securities, nor do we attempt to negotiate prices for trades of such securities. When made, sales are normally undertaken in privately negotiated transactions, sometimes at prices of which we are unaware. As of March 1, 2022, there were approximately 989 registered holders of our common stock.

The last known privately negotiated trade of our common stock of which management is aware occurred on February 28, 2022 at a price of $28.00 per share.  During the last year we are aware of privately negotiated trades of stock with prices ranging from $26.78 to $34.00 per share.  The trades at the lower end of the range involved smaller numbers of shares that were traded over-the-counter on the pink sheets.  The weighted average trade price for the year was $29.40.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information about River Financial Corporation’s shares of common stock that may be issued upon exercise of options, warrants, and rights under all of our existing equity compensation plans as of March 1, 2022.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options and Rights	Weighted – Average Exercise Price of Outstanding Options and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column)
Equity compensation plans approved by Security Holders (1)	39,500	$13.74	-
Equity compensation plans approved by Security Holders (2)	314,629	$24.82	183,500
Total	354,129
(1)	These shares reserved for issuance under the 2006 Equity Incentive Compensation Plan.
(2)	These shares reserved for issuance under the 2015 Equity Incentive Compensation Plan.

For a further description of these and other plans, see footnote (12) to the financial statements at Item 8 hereof, and Item 11 hereof.

Recent Sales of Unregistered Securities

In 2021, the Company sold 47,846 shares of its common stock for a cash total of $1,407,542  to its employee stock ownership plan. No company stock was sold to the employee stock ownership plan in 2020. The Company relied upon exemptions from registration under SEC Rule 147A.

Purchases of Equity Securities by the Registrant and Affiliated Purchasers

We made no repurchases of our equity securities, and no “affiliated purchasers” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934) purchased any shares of our equity securities during the fourth quarter of the fiscal year ended December 31, 2021.

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

The dividends paid per share on common stock for 2021 and 2020 were $0.40 cents per share and $0.36 cents per share respectively, and we expect comparable dividends to be paid in 2022.

Item 6. Selected Financial Data.

SUMMARY CONSOLIDATED FINANCIAL DATA

	Years Ended December 31,
(Dollars in thousands, except per share information)	2021	2020
Summary of Operations:
Total interest income	$71,798	$63,407
Total interest expense	5,649	8,132
Net interest income	66,149	55,275
Provision for loan losses	4,744	8,615
Net interest income after provision for loan losses	61,405	46,660
Noninterest income	14,542	11,805
Noninterest expense	43,748	36,780
Income before income taxes	32,199	21,685
Income tax expense	7,163	4,595
Net income	25,036	17,090
Share and per common share data:
Basic net income per share	$3.83	$2.63
Diluted net income per share	$3.79	$2.60
Common equity per common share outstanding	$27.81	$25.87
Tangible common equity per common share outstanding	$27.13	$24.97
Dividends per common share	$0.40	$0.36
Actual common shares outstanding	6,568,285	6,501,024
Weighted average common shares outstanding	6,537,505	6,498,085
Diluted weighted average common shares outstanding	6,613,227	6,571,301
Balance Sheet Data:
Total assets	$2,395,680	$1,864,650
Securities	926,941	493,274
Loans, net of unearned income	1,266,665	1,186,582
Allowance for loan losses	20,922	16,803
Deposits	2,151,177	1,653,635
Securities sold under agreements to repurchase	9,754	13,653
Note payable	-	20,392
Subordinated debentures, net of loan costs	39,344	-
Total stockholders’ equity	179,562	166,448
Average total assets	2,173,282	1,641,905
Average loans	1,217,901	1,087,007
Average interest earning assets	2,036,175	1,524,733
Average deposits	1,942,034	1,444,112
Average interest bearing deposits	1,395,136	1,033,308
Average interest bearing liabilities	1,442,187	1,064,308
Average total stockholders’ equity	176,314	157,501

SUMMARY CONSOLIDATED FINANCIAL DATA (continued)

	Years Ended December 31,
	2021	2020
Selected Financial Ratios:
(ratios are annualized where applicable)
Return on average assets	1.15%	1.04%
Return on average equity	14.20%	10.85%
Average equity to average total assets	8.11%	9.59%
Dividend payout (1)	10.43%	13.71%
Efficiency ratio (2)	54.22%	54.83%
Net interest margin (3)	3.25%	3.63%
Net interest spread (4)	3.17%	3.45%
Capital Ratios:
Tier 1 leverage ratio (5)	8.01%	8.23%
Common equity tier 1 (CET1) risk-based capital (5)	12.82%	12.30%
Tier 1 risk-based capital (5)	12.82%	12.30%
Total risk-based capital (5)	14.07%	13.55%
Asset Quality Ratios:
(ratios are annualized where applicable)
Net charge-offs to average loans	0.05%	0.05%
Allowance to period end loans	1.65%	1.42%
Allowance for loan losses to non-performing loans	920.86%	360.42%
Non-performing assets to total assets	0.11%	0.26%
Other Data:
Banking locations	18	18
Full-time equivalent employees	270	224

(1)	Dividend payout ratio is dividends divided by net income.
(2)	Efficiency ratio is noninterest expense divided by the sum of net interest income before the provision for loan losses plus noninterest income.
(3)	Net interest margin is net interest income divided by average interest earning assets.
(4)	Net interest spread is the difference between the weighted average yield on interest earning assets and the average effective rate paid on interest bearing liabilities.
(5)	Capital ratios presented are bank only ratios.

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

Paycheck Protection Program

The Bank has participated as a lender in the Small Business Administration’s (SBA) Paycheck Protection Program (PPP) as established by the Coronavirus Aid, Relief, and Economic Security (CARES) Act.  The PPP was established under the CARES Act to provide unsecured low interest rate loans to small businesses that have been impacted by the COVID-19 pandemic.  The PPP loans are 100% guaranteed by the SBA.  The loans have a fixed interest rate of 1% and payments of interest and principal are deferred until the earlier of the date SBA remits the forgiveness amount to the lender, the forgiveness application is denied, or if no forgiveness application is filed, ten months from the end of the covered period. If originated before June 5, 2020, loans mature two years from origination and if origination occurs after June 5, 2020, loans mature five years from origination.  PPP loans are forgiven by the SBA (which makes forgiveness payments directly to the lender) to the extent the borrower uses the proceeds of the loan for certain purposes (primarily to fund payroll costs) during a certain time period following origination and maintains certain employee and compensation levels.  Lenders receive processing fees from the SBA for originating the PPP loans which are based on a percentage of the loan amount.  On December 27, 2020, legislation was enacted that renewed the PPP and allocated additional appropriations for both new first time PPP loans under the existing PPP and also authorized second draw PPP loans for certain eligible borrowers that had previously received a PPP loan. As of December 31, 2021, the Bank has made approximately 3,995 PPP loans in the aggregate amount of approximately $251.5 million with approximately $52 million still outstanding.

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

Overview of 2021 Results

•

Our net income was $25.0 million in 2021, compared with $17.1 million in 2020. The largest contributing factors leading to the increase in net income and other highlights include the following: Average interest earning assets in 2021 were $2.04 billion compared to $1.52 billion in 2020. The Bank’s participation in the Paycheck Protection Program was one of the reasons for the increase in average interest earning assets. Current year net income was increased by approximately $6.5 million of Paycheck Protection Program loan fee income that was recognized in 2021 compared to $3.1 million in 2020. The higher level of interest earning assets led to an increase in net interest income from $55.3 million in 2020 to $66.1 million in 2021.

•

Average loans outstanding in 2021 were $1.22 billion, approximately 12.04% higher than $1.09 billion in average loans outstanding in 2020. The higher average balance for total loans outstanding was the primary reason for the increase of $10.8 million in our net interest income. The Bank’s participation in the Paycheck Protection Program was one of the reasons for the increase in average loans outstanding.

•

The effective yield on our loan portfolio decreased from 5.16% in 2020 to 5.07% in 2021. The decrease in the yield was mainly attributable to the decrease in interest rates in 2020 and 2021 as well as the effect of the $84.4 million of Paycheck Protection Program loans originated in 2021. Paycheck Protection Program loans carry an interest rate of 1.00% which is well below the average yield on other loans.  However, this lower yield is offset by the recognition of net origination fees paid by the SBA on PPP loans.

•

Average total investment securities in 2021 were $723.2 million compared to $377.4 million in 2020. The increase was due to the Company’s deposit growth exceeding loan growth during the year.  The excess cash was used to purchase investment securities.

•	Average non-interest bearing deposits grew from $410.8 million in 2020 to $546.9 million in 2021. The increase resulted from organic growth as well as the influx of liquidity from government stimulus.

•

Our higher net interest income was partially offset by higher operating expenses, which grew to $43.7 million in 2021 from $36.8 million in 2020. The increase in noninterest expense came from organic growth with most of the increase in salaries and employee benefits.

•	Our noninterest income increased from $11.8 million in 2020 to $14.5 million in 2021. The increase resulted from increases in service charges and fee income and income from mortgage operations.

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

Allowance for Loan Losses

We record estimated probable inherent credit losses in the loan portfolio as an allowance for loan losses. The methodologies and assumptions for determining the adequacy of the overall allowance for loan losses involve significant judgments to be made by management. Some of the more critical judgments supporting RFC’s allowance for loan losses include judgments about: creditworthiness of borrowers, estimated value of underlying collateral, assumptions about cash flow, determination of loss factors for estimated credit losses, and the impact of current events, conditions, and other factors impacting the level of inherent losses. Under different conditions or using different assumptions, the actual or estimated credit losses ultimately realized by RFC may be different than management’s estimates provided in our Consolidated Financial Statements included elsewhere in this Form 10-K. For a more complete discussion of the methodology employed to calculate the allowance for loan losses, see Note 1 to our Consolidated Financial Statements for the year ended December 31, 2021, which are included elsewhere in this document.

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

Comparison of Results of Operations for the years ended December 31, 2021 and 2020

The following is a narrative discussion and analysis of significant changes in our results of operations for the years ended December 31, 2021 and 2020.

Net Income

2021 vs. 2020

During the year ended December 31, 2021, our net income was $25.0 million, compared to $17.1 million for the year ended December 31, 2020, an increase of 46.50%. The primary reason for the increase in net income in 2021 compared to 2020 was an increase in net interest income from $55.3 million in 2020 to $66.1 million in 2021 for an increase of $10.8 million, or 19.67%. Our net interest margin decreased from 3.63% in 2020 to 3.25% in 2021. The decrease in the margin resulted from a combination of the decrease in the yield on our loan portfolio from 5.16% in 2020 to 5.07% in 2021 and a decrease in the average cost of funds from 0.76% in 2020 to 0.39% in 2021.  Loans also decreased slightly as a percentage of total interest earning assets to 59.8% in 2021 compared to 71.3% in 2020.

Noninterest income increased from $11.8 million in 2020 to $14.5 million in 2021, or 23.19%. The increase resulted from increases in service charges and fee income and income from mortgage operations.

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

The following table shows, for the years 2021 and 2020, the average balance of each principal category of our assets and liabilities and the average yields on assets and average costs of liabilities. Such yields and costs are calculated by dividing income or expense by the average daily balances of the associated assets or liabilities.

AVERAGE BALANCE SHEETS & NET INTEREST INCOME

	Year Ended December 31, 2021			Year Ended December 31, 2020
	Average Balance	Interest Income/ Expense	Average Yield/Rate	Average Balance	Interest Income/ Expense	Average Yield/Rate
Interest earning assets
Loans	$1,217,901	$61,808	5.07%	$1,087,007	$56,063	5.16%
Mortgage loans held for sale	23,144	442	1.91%	16,798	435	2.59%
Investment securities:
Taxable securities	627,642	7,409	1.18%	295,856	4,888	1.65%
Tax-exempt securities	95,545	2,745	2.87%	81,582	2,495	3.06%
Interest bearing balances in other banks	61,238	134	0.22%	37,178	228	0.61%
Federal funds sold	10,705	26	0.24%	6,312	16	0.25%
Total interest earning assets	$2,036,175	$72,564	3.56%	$1,524,733	$64,125	4.21%
Interest bearing liabilities
Interest bearing transaction accounts	$459,228	$382	0.08%	$310,385	$561	0.18%
Savings and money market accounts	650,394	1,432	0.22%	459,354	2,307	0.50%
Time deposits	285,514	2,221	0.78%	263,569	3,900	1.48%
Securities sold under agreement to repurchase	10,847	11	0.10%	9,333	16	0.17%
Federal Home Loan Bank advances	-	-	0.00%	-	-	0.00%
Federal funds purchased	11	-	0.00%	-	-	0.00%
Note payable	3,229	222	6.88%	21,667	1,348	6.22%
Subordinated debentures, net of loan costs	32,964	1,381	4.19%	-	-	0.00%
Total interest bearing liabilities	$1,442,187	$5,649	0.39%	$1,064,308	$8,132	0.76%
Noninterest-bearing funding of earning assets	593,988	—	0.00%	460,425	—	0.00%
Total cost of funding earning assets	$2,036,175	$5,649	0.28%	$1,524,733	$8,132	0.53%
Net interest rate spread			3.17%			3.45%
Net interest income/margin (taxable equivalent)		$66,915	3.28%		$55,993	3.68%
Tax equivalent adjustment		(766)			(718)
Net interest income/margin		$66,149	3.25%		$55,275	3.63%

Comparison of net interest income for the years ended December 31, 2021 and 2020

Net interest income increased $10.8 million, or 19.67%, to $66.1 million for the year ended December 31, 2021, compared to $55.3 million for 2020. The increase was due to an increase in interest income of $8.4 million, resulting from higher levels of loan volume.  The increase in interest income was primarily due to a 12.04% increase in average loans outstanding during 2021 compared to 2020. Current year net interest income was also increased by approximately $6.5 million of Paycheck Protection Program loan fee income that was recognized in 2021 compared to $3.1 million in 2020.  The resulting net interest margin decreased to 3.25% for 2021 from 3.63% for 2020. During 2021, non-interest bearing deposits averaged $546.9 million, compared to $410.8 million during 2020, an increase of $136.1 million, or 33.13%. The average cost of funds also decreased from 0.76% in 2020 to 0.39% in 2021.

Interest-earning assets averaged $2.04 billion for 2021, compared to $1.52 billion for 2020, an increase of $511.4 million, or 33.54%.  Average loans increased $130.9 million during 2021 to $1.22 billion from $1.09 billion in 2020. The mix of average earning assets also shifted from loans to investment securities.  As a percentage of average total earning assets, average loans decreased from 71.3% in 2020 to 59.8% in 2021. The yield on average interest-earning assets decreased 65 basis points to 3.56% during 2021, compared to 4.21% for 2020. The yield on earning assets decreased primarily due to the decrease in interest rates during 2020 and 2021 as well as a result of the addition of the approximately $84.4 million of Paycheck Protection Program loans. Paycheck Protection Program loans carry an interest rate of 1.00% which is well below the average yield on other loans.  However, this lower yield is offset by the recognition of net origination fees paid by the SBA on PPP loans.  During 2021, loan yields decreased 9 basis points to 5.07%.

Interest-bearing liabilities averaged $1.44 billion for 2021, compared to $1.06 billion for 2020, an increase of $377.9 million. The increase in average volume occurred from organic growth as well as the influx of liquidity from government stimulus. The average rate paid on interest-bearing liabilities was 0.39% for 2021, compared to 0.76% for 2020. During recent years, we have benefited from the historically low interest rates and repriced time deposits at maturity at the lower current market rates, and we have also lowered rates on other deposit accounts to lower market rates where possible. The decrease in total interest expense from $8.1 million in 2020 to $5.6 million in 2021 was mainly attributable to the steady decrease in our cost of funds as a result of market conditions.

The following table reflects, for the years 2021 and 2020, the changes in our net interest income due to changes in the volume of earning assets and interest-bearing liabilities and the associated rates earned or paid on the assets and liabilities.

	Year Ended December 31, 2021 vs. Year Ended December 31, 2020
	Volume	Variance due to Yield/Rate	Total
Interest earning assets
Loans	$6,841	$(1,096)	$5,745
Mortgage loans held for sale	164	(157)	7
Investment securities:
Taxable securities	5,471	(2,950)	2,521
Tax-exempt securities	432	(182)	250
Interest bearing balances in other banks	145	(239)	(94)
Federal funds sold	11	(1)	10
Total interest earning assets	$13,064	$(4,625)	$8,439
Interest bearing liabilities
Interest bearing transaction accounts	$268	$(447)	$(179)
Savings and money market accounts	955	(1,830)	(875)
Time deposits	325	(2,004)	(1,679)
Securities sold under agreement to repurchase	3	(8)	(5)
Note payable	(1,147)	21	(1,126)
Subordinated debentures, net of loan costs	1,381	-	1,381
Total interest bearing liabilities	$1,785	$(4,268)	$(2,483)
Net interest income
Net interest income (taxable equivalent)	$11,279	$(357)	$10,922
Taxable equivalent adjustment	(113)	65	(48)
Net interest income	$11,166	$(292)	$10,874

Provision for Loan Losses

During the year ended December 31, 2021, we recorded a provision for loan losses of $4.7 million compared to $8.6 million during the year ended December 31, 2020. The decrease in the provision for loan losses resulted from the fact that potential credit concerns as a result of the pandemic did not materialize. Net loan charge-offs increased from $491 thousand in 2020 to $625 thousand in 2021. The allowance for loan losses is increased by a provision for loan losses, which is a charge to earnings, and is decreased by charge-offs and increased by loan recoveries. In determining the adequacy of our allowance for loan losses, we consider our historical loan loss experience, the general economic environment, the overall portfolio composition, and other information. As these factors change, the level of loan loss provision changes. When individual loans are evaluated for impairment, and impairment is deemed necessary, the impaired portion of the loan amount is generally charged off. As of December 31, 2021 and 2020, $424 thousand and $343 thousand of our allowance was related to impaired loans, respectively.

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

The following table sets forth the principal components of noninterest income for the periods indicated.

	For the Year Ended December 31,
	2021	2020
Service charges and fees	$5,922	$5,038
Investment brokerage revenue	285	184
Mortgage operations	7,389	5,284
Bank owned life insurance income	1,139	792
Net gains (losses) on sale of investment securities	(608)	87
Other noninterest income	415	420
Total noninterest income	$14,542	$11,805

Noninterest income for the years ended December 31, 2021 and 2020 was $14.5 million and $11.8 million, respectively. The primary reason for the increase in noninterest income was from service charges and fees and income from our mortgage operations.  Service charges and fees continued to be one of our largest sources of noninterest income in 2021 with $5.9 million compared to $5.0 million in 2020. These service charges and fees are primarily generated by checking and savings accounts. Our mortgage operations produced noninterest income in 2021 of $7.4 million compared to $5.3 million in 2020. The significant increase in mortgage operations revenue was due to record low mortgage rates.

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

The following table presents the primary components of noninterest expense for the periods indicated.

	For the Years Ended December 31,
	2021	2020
Salaries and employee benefits	$27,190	$22,127
Occupancy expenses	2,428	2,327
Equipment rentals, depreciation, and maintenance	1,118	1,152
Telephone and communications	662	543
Advertising and business development	764	549
Data processing	3,268	2,788
Foreclosed assets, net	(72)	234
Federal deposit insurance and other regulatory assessments	1,298	829
Legal and other professional services	841	762
Other operating expense	6,251	5,469
Total noninterest expense	$43,748	$36,780

Noninterest expense for the years ended December 31, 2021 and 2020 was $43.7 million and $36.8 million, respectively, an increase of $6.9 million, or 18.9%. The largest component of noninterest expense was salaries and employee benefits.  Salaries and benefits increased approximately $5.1 million mainly due to the addition of new employees across our six regions and an expanding mortgage department. The increase is federal deposit insurance and other regulatory assessments was due to the tremendous deposit growth during the year.

Income Tax Provision

Income tax expense of $7.2 million and $4.6 million was recognized during the years ended December 31, 2021 and 2020, respectively. The increase in income tax expense during 2021 was mainly due to the increase in net income.   The effective tax rate for the year 2021 was 22.2% compared to 21.2% for the year 2020. The effective tax rates are affected by items of income and expense that are not subject to federal and state taxation.

Comparison of Balance Sheets at December 31, 2021 and 2020

Overview

Our total assets increased $531.0 million, or 28.5%, from $1.86 billion at December 31, 2020, to $2.40 billion at December 31, 2021.  Net loans increased by $76.0 million during 2021 and investment securities increased $383.5 million in 2021.  Cash and cash equivalents decreased by $1.7 million during 2021.

Deposits at December 31, 2021 totaled $2.15 billion, an increase of $497.5 million as compared to December 31, 2020. Noninterest-bearing deposits increased $173.1 million in 2021 and interest-bearing deposits increased $324.4 million. Our deposits increased during 2021 from organic deposit growth and the influx of liquidity from government stimulus.

Loans

Loans are our largest category of earning assets and typically provide higher yields than other types of earning assets. Associated with the higher loan yields are the inherent credit and liquidity risks that we attempt to control and counterbalance. Total loans averaged $1.22 billion during the year ended December 31, 2021, or 59.8% of average earning assets, as compared to $1.09 billion or 71.3% of average earning assets, for the year ended December 31, 2020. At December 31, 2021, total loans, net of unearned income, were $1.27 billion, compared to $1.2 billion at December 31, 2020, an increase of $80.1 million, or 6.7%.

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

The table below provides a summary of the loan portfolio composition as of the periods indicated.

COMPOSITION OF LOAN PORTFOLIO

	December 31, 2021		December 31, 2020
	Amount	% of Total	Amount	% of Total
Residential real estate:
Closed-end 1-4 family - first lien	$317,754	25.5%	$252,528	21.6%
Closed-end 1-4 family - junior lien	5,434	0.4%	8,343	0.7%
Multi-family	9,981	0.8%	10,817	0.9%
Total residential real estate	333,169	26.7%	271,688	23.2%
Commercial real estate:
Nonfarm nonresidential	350,373	28.1%	317,279	27.1%
Farmland	38,808	3.1%	34,586	3.0%
Total commercial real estate	389,181	31.2%	351,865	30.1%
Construction and land development:
Residential	90,924	7.3%	71,784	6.1%
Other	105,192	8.4%	78,818	6.7%
Total construction and land development	196,116	15.7%	150,602	12.8%
Home equity lines of credit	49,569	4.0%	43,424	3.7%
Commercial loans:
Other commercial loans	201,922	16.2%	279,385	23.9%
Agricultural	36,063	2.9%	29,854	2.6%
State, county, and municipal loans	23,939	2.0%	25,922	2.2%
Total commercial loans	261,924	21.1%	335,161	28.7%
Consumer loans	43,080	3.5%	40,646	3.5%
Total gross loans	1,273,039	102.2%	1,193,386	102.0%
Allowance for loan losses	(20,922)	-1.7%	(16,803)	-1.4%
Net discounts	(400)	0.0%	(1,010)	-0.1%
Net deferred loan fees	(5,974)	-0.5%	(5,794)	-0.5%
Net loans	$1,245,743	100.0%	$1,169,779	100.0%

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

The principal component of our loan portfolio is real estate mortgage loans on residential and commercial properties. At December 31, 2021, this category totaled $771.9 million and represented 61.9% of the total loan portfolio, compared to $667.0 million, or 57.0% of the total loan portfolio at year-end 2020. Residential real estate loans increased $61.5 million in 2021, or 22.6%, and commercial real estate loans increased $37.3 million, or 10.6%. Home equity lines of credit increased $6.1 million, or 14.2%.

Real estate construction loans totaled $196.1 million at December 31, 2021, an increase $45.5 million, or 30.2%, over $150.6 million at December 31, 2020. This loan type accounted for 15.7% and 12.8% of our total loan portfolio at December 31, 2021 and December 31, 2020, respectively.

Commercial and industrial loans totaled $261.9 million at December 31, 2021, compared to $335.2 million at December 31, 2020, a decrease of $73.2 million, or 21.9% during 2021. A majority of the decrease was from loans guaranteed under the Paycheck Protection Program which had a balance outstanding of approximately $52 million at year-end 2021 compared to approximately $139 million at year-end 2020.

The repayment of loans is a source of additional liquidity for us. The following table sets forth our variable rate and fixed rate loans maturing within specific intervals at December 31, 2021.

LOAN MATURITY AND SENSITIVITY TO CHANGES IN INTEREST RATES

		Over one	Over five
	One year	year through	years through	Over fifteen
Variable Rate Loans:	or less	five years	fifteen years	years	Total
Residential real estate:
Closed-end 1-4 family - first lien	$3,881	$535	$5,696	$94,344	$104,456
Closed-end 1-4 family - junior lien	77	1	-	302	380
Multi-family	315	284	330	-	929
Total residential real estate	4,273	820	6,026	94,646	105,765
Commercial real estate:
Nonfarm nonresidential	4,977	5,391	1,799	4,879	17,046
Farmland	1,736	4,499	-	-	6,235
Total commercial real estate	6,713	9,890	1,799	4,879	23,281
Construction and land development:
Residential	24,295	-	93	7,845	32,233
Other	5,844	5,861	2,902	156	14,763
Total construction and land development	30,139	5,861	2,995	8,001	46,996
Home equity lines of credit	3,889	4,102	40,518	22	48,531
Commercial loans:
Other commercial loans	35,065	13,769	3,234	-	52,068
Agricultural	26,117	37	-	-	26,154
State, county, and municipal loans	-	-	-	-	-
Total commercial loans	61,182	13,806	3,234	-	78,222
Consumer loans	1,161	973	182	-	2,316
Total gross variable rate loans	$107,357	$35,452	$54,754	$107,548	$305,111

		Over one	Over five
	One year	year through	years through	Over fifteen
Fixed Rate Loans:	or less	five years	fifteen years	years	Total
Residential real estate:
Closed-end 1-4 family - first lien	$24,643	$92,165	$56,784	$39,706	$213,298
Closed-end 1-4 family - junior lien	400	2,561	1,859	234	5,054
Multi-family	1,513	1,661	5,398	480	9,052
Total residential real estate	26,556	96,387	64,041	40,420	227,404
Commercial real estate:
Nonfarm nonresidential	30,985	154,063	143,293	4,986	333,327
Farmland	2,832	20,450	9,291	-	32,573
Total commercial real estate	33,817	174,513	152,584	4,986	365,900
Construction and land development:
Residential	57,011	1,210	390	80	58,691
Other	20,255	39,562	30,612	-	90,429
Total construction and land development	77,266	40,772	31,002	80	149,120
Home equity lines of credit	198	840	-	-	1,038
Commercial loans:
Other commercial loans	12,364	117,805	19,685	-	149,854
Agricultural	1,348	8,291	270	-	9,909
State, county, and municipal loans	1,492	3,361	14,724	4,362	23,939
Total commercial loans	15,204	129,457	34,679	4,362	183,702
Consumer loans	4,308	23,216	13,229	11	40,764
Total fixed rate gross loans	$157,349	$465,185	$295,535	$49,859	$967,928

		Over one	Over five
	One year	year through	years through	Over fifteen
Total Loans:	or less	five years	fifteen years	years	Total
Residential real estate:
Closed-end 1-4 family - first lien	$28,524	$92,700	$62,480	$134,050	$317,754
Closed-end 1-4 family - junior lien	477	2,562	1,859	536	5,434
Multi-family	1,828	1,945	5,728	480	9,981
Total residential real estate	30,829	97,207	70,067	135,066	333,169
Commercial real estate:
Nonfarm nonresidential	35,962	159,454	145,092	9,865	350,373
Farmland	4,568	24,949	9,291	-	38,808
Total commercial real estate	40,530	184,403	154,383	9,865	389,181
Construction and land development:
Residential	81,306	1,210	483	7,925	90,924
Other	26,099	45,423	33,514	156	105,192
Total construction and land development	107,405	46,633	33,997	8,081	196,116
Home equity lines of credit	4,087	4,942	40,518	22	49,569
Commercial loans:
Other commercial loans	47,429	131,574	22,919	-	201,922
Agricultural	27,465	8,328	270	-	36,063
State, county, and municipal loans	1,492	3,361	14,724	4,362	23,939
Total commercial loans	76,386	143,263	37,913	4,362	261,924
Consumer loans	5,469	24,189	13,411	11	43,080
Total gross loans	$264,706	$500,637	$350,289	$157,407	$1,273,039

The information presented in the table above is based upon the contractual maturities of the individual loans, which may be subject to renewal at their contractual maturity. Renewal of such loans is subject to review and credit approval, as well as modification of terms at their maturity. Consequently, we believe that this treatment presents fairly the maturity structure of the loan portfolio.

Investment Securities

We use our securities portfolio primarily to enhance our overall yield on interest-earning assets and as a source of liquidity, as a tool to manage our balance sheet sensitivity and regulatory capital ratios, and as a base upon which to pledge assets for public deposits. When our liquidity position exceeds current needs and our expected loan demand, other investments are considered as a secondary earnings alternative. As investments mature, they are used to meet current cash needs, or they are reinvested to maintain our desired liquidity position. We have designated the majority of our securities as available-for-sale to provide flexibility, in case an immediate need for liquidity arises, and we believe that the composition of the portfolio offers needed flexibility in managing our liquidity position and interest rate sensitivity without adversely impacting our regulatory capital levels. In certain cases, we have designated securities as held-to-maturity to protect capital from changes in the value of the securities portfolio. Securities available-for-sale are reported at fair value with unrealized gains or losses reported as a separate component of other comprehensive income (loss), net of related deferred taxes while securities held-to-maturity are reported at amortized cost. Purchase premiums and discounts are recognized in income using the interest method over the terms of the securities.

The following tables summarize the amortized cost and fair value of securities available-for-sale and held-to-maturity at December 31, 2021 and 2020.

INVESTMENT SECURITIES

	December 31, 2021		December 31, 2020
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Securities available for sale:
Residential mortgage-backed	$562,109	$557,558	$346,001	$350,597
U.S. treasury securities	151,331	149,528	-	-
U.S. govt. sponsored enterprises	54,005	54,495	34,963	36,231
State, county, and municipal	94,976	99,254	98,026	103,229
Corporate debt obligations	15,942	15,924	3,166	3,217
Totals	$878,363	$876,759	$482,156	$493,274

	December 31, 2021		December 31, 2020
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Securities held-to-maturity:
State, county, and municipal	$50,182	$50,165	$-	$-
Totals	$50,182	$50,165	$-	$-

The following tables show the scheduled maturity and average yields of our securities at December 31, 2021.

INVESTMENT SECURITIES MATURITY DISTRIBUTION AND YIELDS

			After one year but		After five years but
	Within one year		within five years		within ten years		After ten years		Other securities
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Securities available for sale:
U.S. govt. sponsored enterprises	$8,077	2.71%	$20,670	1.70%	$24,775	1.32%	$973	2.02%	$-	---%
State, county, and municipal	3,605	2.45%	9,926	2.54%	7,935	2.08%	77,788	2.26%	-	---%
U.S. treasury securities	-	---%	125,202	0.87%	24,326	1.22%	-	---%	-	---%
Corporate debt obligations	-	---%	2,001	1.68%	13,923	3.16%	-	---%	-	---%
Residential mortgage-backed	-	---%	-	---%	-	---%	-	---%	557,558	1.36%
Totals	$11,682	2.63%	$157,799	1.10%	$70,959	1.73%	$78,761	2.26%	$557,558	1.36%

			After one year but		After five years but
	Within one year		within five years		within ten years		After ten years		Other securities
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Securities held-to-maturity:
State, county, and municipal	$-	---%	$-	---%	$1,132	2.14%	$49,033	2.26%	$-	---%
Totals	$-	---%	$-	---%	$1,132	---%	$49,033	---%	$-	---%

We invest primarily in mortgage-backed securities, municipal securities, and obligations of government-sponsored entities and agencies of the United States, though we may in some situations also invest in direct obligations of the United States or obligations guaranteed as to the principal and interest by the United States. All of our mortgage-backed securities are residential securities issued by the Federal National Mortgage Association (FNMA), and the Federal Home Loan Mortgage Corporation (FHLMC). During all periods presented, we have used most of our excess liquidity to invest in securities, as our loan demand has not kept up with our tremendous deposit growth.

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

The following table presents a summary of changes in the allowance for loan losses for the periods and dates indicated.

ALLOWANCE FOR LOAN LOSSES

	Year Ended:
	December 31,	December 31,
Amounts in thousands, (except percentages)	2021	2020
Allowance for loan losses at beginning of period	$16,803	$8,679
Charge-offs:
Mortgage loans on real estate:
Residential	127	52
Commercial real estate	241	186
Construction and land development	2	59
Equity lines of credit	-	-
Total mortgage loans on real estate	370	297
Commercial	514	406
Consumer	103	114
Total charge-offs	987	817
Recoveries:
Mortgage loans on real estate:
Residential	60	7
Commercial real estate	35	24
Construction and land development	11	109
Equity lines of credit	-	19
Total mortgage loans on real estate	106	159
Commercial	189	127
Consumer	67	40
Total recoveries	362	326
Net charge-offs	625	491
Provision for loan losses	4,744	8,615
Allowance for loan losses at end of period	$20,922	$16,803
Total loans outstanding, net of deferred loan fees and discounts	$1,266,665	$1,186,582
Average loans outstanding, net of deferred loan fees	$1,217,901	$1,087,007
Allowance for loan losses to period end loans	1.65%	1.42%
Net charge-offs to average loans (annualized)	0.05%	0.05%

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

	As of December 31, 2021				As of December 31, 2020
	Keystone Bank	Peoples Southern Bank	Trinity Bank	Total	Keystone Bank	Peoples Southern Bank	Trinity Bank	Total
Acquired loan portfolio at year-end	$7,379	$12,320	$30,194	$49,893	$12,735	$19,483	$70,609	$102,827
Remaining accretable loan discount at year-end	48	71	281	400	105	163	742	1,010
Discount accretion recognized in interest income on loans	57	92	461	610	335	264	1,040	1,639

Overall, asset quality indicators have continued to improve, and, as a result, provision expense has been minimal for the Bank’s loan portfolio. During the years ended December 31, 2021 and 2020, we recorded provision expense of $4.7 million and $8.6 million, respectively.

Allocation of Our Allowance for Loan Losses

While no portion of our allowance for loan losses is in any way restricted to any individual loan or group of loans and the entire allowance is available to absorb losses from any and all loans, the following table represents management’s allocation of our allowance for loan losses to specific loan categories for the periods indicated.

ALLOCATION OF ALLOWANCE FOR LOAN LOSSES

	As of December 31,
	2021		2020
	Amount	Percent of Allowance in each Category to Total Allowance	Amount	Percent of Allowance in each Category to Total Allowance
Residential real estate	$2,596	12.4%	$1,676	10.0%
Commercial real estate	8,038	38.4%	6,807	40.5%
Construction and land development	2,992	14.3%	1,749	10.4%
Home equity lines of credit	396	1.9%	268	1.6%
Commercial	6,486	31.0%	5,897	35.1%
Consumer	414	2.0%	406	2.4%
Total	$20,922	100.0%	$16,803	100.0%

Nonperforming Assets

The following table presents our nonperforming assets for the dates indicated.

NONPERFORMING ASSETS

	December 31,
	2021	2020
Nonaccrual loans	$2,272	$4,264
Accruing loans past due 90 days or more	-	398
Total nonperforming loans	2,272	4,662
Foreclosed assets	256	240
Total nonperforming assets	$2,528	$4,902
Allowance for loan losses to period end loans	1.65%	1.42%
Allowance for loan losses to period end nonperforming loans	920.86%	360.42%
Net charge-offs to average loans (annualized)	0.05%	0.05%
Nonperforming assets to period end loans and foreclosed property	0.20%	0.41%
Nonperforming loans to period end loans	0.18%	0.39%
Nonperforming assets to total assets	0.11%	0.26%
Period end loans	1,266,665	1,186,582
Period end total assets	2,395,680	1,864,650
Allowance for loan losses	20,922	16,803
Average loans for the period	1,217,901	1,087,007
Net charge-offs for the period	625	491
Period end loans plus foreclosed property	1,266,921	1,186,822

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

Total nonperforming assets decreased $2.4 million to $2.5 million at December 31, 2021, from $4.9 million at December 31, 2020. Total nonperforming assets as a percentage of total assets decreased 0.15% from 0.26% at December 31, 2020 to 0.11% at December 31, 2021. Improving asset quality has been and will continue to be a primary focus of management.

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

The following table details the composition of our deposit portfolio as of the dates indicated.

COMPOSITION OF DEPOSITS

	December 31, 2021		December 31, 2020
		Percent of		Percent of
	Amount	Total	Amount	Total
Demand deposits, noninterest-bearing	$610,002	28.4%	$436,885	26.4%
Demand deposits, interest-bearing	519,547	24.2%	377,745	22.8%
Money market accounts	623,763	29.0%	473,714	28.6%
Savings deposits	117,767	5.5%	89,914	5.4%
Time certificates of $250 or more	106,271	4.9%	96,839	5.9%
Other time certificates	173,827	8.0%	178,538	10.9%
Totals	$2,151,177	100.0%	$1,653,635	100.0%

Total deposits were $2.15 billion at December 31, 2021, an increase of $497.5 million, or 30.1%, from $1.65 billion at December 31, 2020. Noninterest-bearing demand deposits and interest-bearing demand deposits increased a combined total of $314.9 million, or 38.7% from December 31, 2020 to December 31, 2021. These two categories of deposits are our least expensive source of funding for interest-earning assets.

The following table details the maturities of our time deposits which consist entirely of certificates of deposit.

MATURITIES OF CERTIFICATES OF DEPOSIT

		CDs	CDs
		$100	Less Than
	All CDs	or more	$100
Three months or less	$83,192	$63,160	$20,032
Greater than three months through six months	76,449	55,564	20,885
Greater than six months through one year	69,552	46,435	23,117
Greater than one year through three years	28,792	18,276	10,516
Greater than three years	22,113	17,213	4,900
Total	$280,098	$200,648	$79,450

Deposit growth has benefited to a large extent from uncertainty in the financial markets, which has increased the liquidity of many banks as consumers and businesses look for safe places for liquidity, thereby increasing bank deposits.

Other Funding Sources

We supplement our deposit funding with wholesale funding when needed for balance sheet planning or when the terms are attractive and will not disrupt our offering rates in our markets. A source that we have used for wholesale funding is the Federal Home Loan Bank of Atlanta (FHLB). There were no borrowings outstanding with FHLB as of December 31, 2021 and 2020.

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

Cash and cash equivalents at December 31, 2021 and 2020 were $62.0 million and $60.3 million, respectively. Based on the recorded cash and cash equivalents, our liquidity resources were sufficient at December 31, 2021 to fund loans and meet other cash needs as necessary.

Contractual Obligations

While our liquidity monitoring and management considers both present and future demands for and sources of liquidity, the following table of contractual commitments focuses only on future obligations.

		Due after 1	Due after 3
	Due in 1	through	through	Due after
	year or less	3 years	5 years	5 years	Total
Certificates of deposit of less than $100	64,034	10,516	4,900	-	79,450
Certificates of deposit of $100 or more	165,159	18,276	17,213	-	200,648
Securities sold under agreements to repurchase	9,754	-	-	-	9,754
Subordinated debentures, net of loan costs	-	-	-	39,344	39,344
Operating leases	583	1,201	963	2,591	5,338
Total contractual obligations	$239,530	$29,993	$23,076	$41,935	$334,534

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

Our off-balance sheet arrangements are summarized in the following table for the periods indicated.

CREDIT EXTENSION COMMITMENTS

	December 31, 2021	December 31, 2020
Commitments to extend credit	$328,646	$246,700
Stand-by and performance letters of credit	2,426	2,659
Total	$331,072	$249,359

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

The following table illustrates our interest rate sensitivity at December 31, 2021, assuming that the relevant assets and liabilities are collected and paid, respectively, based upon historical experience rather than their stated maturities.

INTEREST SENSITIVITY ANALYSIS

	0-1 Mos	1-3 Mos	3-12 Mos	1-2 Yrs	2-3 Yrs	>3 Yrs	Total
Interest earning assets
Loans	$252,822	$88,253	$273,260	$177,717	$131,332	$343,281	$1,266,665
Securities	37,345	26,659	86,102	85,672	90,916	600,247	926,941
Certificates of deposit in banks	(28)	232	498	2,461	-	249	3,412
Cash balances in banks	36,706	-	-	-	-	-	36,706
Federal funds sold	9,500	-	-	-	-	-	9,500
Total interest earning assets	$336,345	$115,144	$359,860	$265,850	$222,248	$943,777	$2,243,224
Interest bearing liabilities
Interest bearing transaction accounts	$108,087	$8,356	$37,602	$50,134	$50,134	$265,234	$519,547
Savings and money market accounts	230,725	16,528	74,379	99,173	99,173	221,552	741,530
Time deposits	26,239	57,187	144,314	17,981	10,222	24,155	280,098
Securities sold under agreements to repurchase	9,754	-	-	-	-	-	9,754
Subordinated debt, net of loan costs	-	-	-	-	-	39,344	39,344
Total interest bearing liabilities	$374,805	$82,071	$256,295	$167,288	$159,529	$550,285	$1,590,273
Interest sensitive gap
Period gap	$(38,460)	$33,073	$103,565	$98,562	$62,719	$393,492	$652,951
Cumulative gap	$(38,460)	$(5,387)	$98,178	$196,740	$259,459	$652,951
Cumulative gap - Rate Sensitive Assets/ Rate
Sensitive Liabilities	(1.7)%	(0.2)%	4.4%	8.8%	11.6%	29.1%

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

MARKET RISK

	Impact on net interest income
	As of December 31, 2021	As of December 31, 2020
Change in prevailing rates:
+ 400 basis points	2.18%	(7.80)%
+ 300 basis points	1.87%	(5.16)%
+ 200 basis points	1.45%	(3.53)%
+ 100 basis points	0.75%	(2.19)%
+ 0 basis points	-	-
- 100 basis points	(1.84)%	1.57%
- 200 basis points	(2.81)%	1.44%
- 300 basis points	(2.87)%	1.35%
- 400 basis points	(2.91)%	1.30%

Capital Resources

Total stockholders’ equity at December 31, 2021 was $179.6 million, or 7.5% of total assets. At December 31, 2020, total stockholders’ equity was $166.4 million, or 8.9% of total assets. The increase in shareholders’ equity for 2021 was mainly attributable to net income of $25.0 million. The increase from net income was partially offset by a $9.5 million decrease in other comprehensive income.

The bank regulatory agencies have established risk-based capital requirements for banks. These guidelines are intended to provide an additional measure of a bank’s capital adequacy by assigning weighted levels of risk to asset categories. Banks are also required to systematically maintain capital against “off-balance sheet” activities such as loans sold with recourse, loan commitments, guarantees, and standby letters of credit. These guidelines are intended to strengthen the quality of capital by increasing the emphasis on common equity and restricting the amount of loan loss reserves and other forms of equity, such as preferred stock, that may be included in capital. Certain items, such as goodwill and other intangible assets, are deducted from total capital in arriving at the various regulatory capital measures such as Tier 1 capital and total risk-based capital. Our objective is to maintain the Bank’s current status as a “well-capitalized institution,” as that term is defined by the Bank’s regulators. As of December 31, 2021, RB&T was “well-capitalized” under the regulatory framework for prompt corrective action.

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

The following table presents the Bank’s capital amounts and ratios with the required minimum levels for capital adequacy purposes including the phase in of the capital conservation buffer under Basel III and minimum levels to be well capitalized (as defined) under the regulatory prompt corrective action regulations.  The following table contains selected capital ratios at December 31, 2021 and 2020 for the Bank.

CAPITAL ADEQUACY ANALYSIS

As of December 31, 2021:	Actual		Required For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (To Risk-Weighted Assets)	$203,848	14.071%	$152,116	>= 10.500%	$144,872	>= 10.000%
Common Equity Tier 1 Capital (To Risk- weighted Assets)	185,704	12.819%	101,410	>= 7.000%	94,167	>= 6.500%
Tier 1 Capital (To Risk-Weighted Assets)	185,704	12.819%	123,141	>= 8.500%	115,897	>= 8.000%
Tier 1 Capital (To Average Assets)	185,704	8.013%	92,707	>= 4.000%	115,884	>= 5.000%

As of December 31, 2020:	Actual		Required For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (To Risk-Weighted Assets)	$161,566	13.548%	$125,219	>= 10.500%	$119,256	>= 10.00%
Common Equity Tier 1 Capital (To Risk- weighted Assets)	146,636	12.296%	83,479	>= 7.000%	77,516	>= 6.50%
Tier 1 Capital (To Risk-Weighted Assets)	146,636	12.296%	101,368	>= 8.500%	95,405	>= 8.00%
Tier 1 Capital (To Average Assets)	146,636	8.229%	71,277	>= 4.000%	89,096	>= 5.00%

The Bank’s Total Capital ratio and Tier 1 Capital (To Risk-weighted Assets) ratio increased from year-end 2020 to year-end 2021 and the ratios remain well above the levels for the Bank to be deemed well-capitalized.

Banking regulations limit the amount of dividends that a bank may pay without approval of the regulatory authorities. These restrictions are based on the bank’s level of regulatory classified assets, prior years’ net earnings and ratio of equity capital to assets. As of December 31, 2021, the maximum amount of dividend the Bank could declare payable to the Company was approximately $46.9 million.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.  However, see Item 8 “Interest Sensitivity and Market Risk”

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

River Financial Corporation and Subsidiary

Prattville, Alabama

Opinion on the Financial Statements

We have audited the accompanying statements of consolidated financial condition of River Financial Corporation and Subsidiary (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements).  In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB.   Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion of the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.

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

Allowance for Loan Losses

Description of the Matter

The Company’s loan portfolio totaled $1.27 billion as of December 31, 2021, and the associated allowance for loan losses (ALL) was $20.9 million.  As discussed in Notes 1 and 4 to the consolidated financial statements, the ALL is established to absorb probable credit losses inherent in the Company’s loan portfolio.  Management’s estimate for the probable credit losses is established through quantitative, as well as qualitative, factors.   The Company attributes portions of the allowance to loans that it evaluates individually and determines to be impaired.  For non-impaired loans, the ALL is estimated based on historical default and/or loss information for pools of loans with similar risk characteristics and product types.  The Company’s methodology for determining the appropriate ALL also considers the imprecision inherent in the estimation process.  As a result, management adjusts the ALL for consideration of the potential impact of qualitative factors, which include levels of and trends in delinquencies and impaired loans (including TDRs); levels of and trends in charge-offs and recoveries; migration of loans to the classification of special mention, substandard, or doubtful; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures, and practices; experience, ability, and depth of lending management and other relevant staff; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentration.

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

Birmingham, Alabama

March 15, 2022

RIVER FINANCIAL CORPORATION

Consolidated Statements of Financial Condition

(in thousands except share data)

Assets	December 31, 2021	December 31, 2020
Cash and due from banks	$15,756	$15,859
Interest-bearing deposits in banks	36,706	32,909
Federal funds sold	9,500	11,500
Cash and cash equivalents	61,962	60,268
Certificates of deposit in banks	3,412	4,155
Securities held-to-maturity, at amortized cost	50,182	-
Securities available-for-sale	876,759	493,274
Loans held for sale	15,501	24,004
Loans, net of unearned income	1,266,665	1,186,582
Less allowance for loan losses	(20,922)	(16,803)
Net loans	1,245,743	1,169,779
Premises and equipment, net	36,702	32,501
Accrued interest receivable	7,031	6,799
Bank owned life insurance	45,161	29,016
Foreclosed assets	256	240
Deferred income taxes	6,253	1,625
Core deposit intangible	2,985	4,052
Goodwill	27,817	27,817
Restricted equity securities, at cost	1,482	1,777
Other assets	14,434	9,343
Total assets	$2,395,680	$1,864,650
Liabilities and Stockholders' Equity
Noninterest-bearing deposits	$610,002	$436,885
Interest bearing deposits	1,541,175	1,216,750
Total deposits	2,151,177	1,653,635
Securities sold under agreements to repurchase	9,754	13,653
Note payable	-	20,392
Subordinated debentures, net of loan costs	39,344	-
Accrued interest payable and other liabilities	12,727	8,790
Total liabilities	2,213,002	1,696,470
Common stock related to 401(k) Employee Stock Ownership Plan	3,116	1,732
Stockholders' Equity
Common stock ($1 par value; 10,000,000 shares authorized; 6,570,385 and 6,528,764 shares issued; 6,568,285 and 6,501,024 shares outstanding, respectively)	6,570	6,529
Additional paid-in capital	101,583	100,707
Retained earnings	75,815	53,391
Accumulated other comprehensive (loss) income	(1,222)	8,310
Treasury stock at cost (2,100 and 27,740 shares, respectively)	(68)	(757)
Common stock related to 401(k) Employee Stock Ownership Plan	(3,116)	(1,732)
Total stockholders' equity	179,562	166,448
Total equity	182,678	168,180
Total liabilities and stockholders' equity	$2,395,680	$1,864,650

The accompanying notes are an integral part of these financial statements.

RIVER FINANCIAL CORPORATION

Consolidated Statements of Income

(in thousands except per share data)

	For the Years Ended
	December 31,
	2021	2020
Interest income:
Loans, including fees	$62,056	$56,298
Taxable securities	7,409	4,888
Tax-exempt securities	2,173	1,977
Federal funds sold	26	16
Other interest income	134	228
Total interest income	71,798	63,407
Interest expense:
Deposits	4,035	6,768
Securities sold under agreements to repurchase	11	16
Note payable	222	1,348
Subordinated debentures	1,381	-
Total interest expense	5,649	8,132
Net interest income	66,149	55,275
Provision for loan losses	4,744	8,615
Net interest income after provision for loan losses	61,405	46,660
Noninterest income:
Service charges and fees	5,922	5,038
Investment brokerage revenue	285	184
Mortgage operations	7,389	5,284
Bank owned life insurance income	1,139	792
Net gains (losses) on sales of investment securities	(608)	87
Other noninterest income	415	420
Total noninterest income	14,542	11,805
Noninterest expense:
Salaries and employee benefits	27,190	22,127
Occupancy expenses	2,428	2,327
Equipment rentals, depreciation, and maintenance	1,118	1,152
Telephone and communications	662	543
Advertising and business development	764	549
Data processing	3,268	2,788
Foreclosed assets, net	(72)	234
Federal deposit insurance and other regulatory assessments	1,298	829
Legal and other professional services	841	762
Other operating expense	6,251	5,469
Total noninterest expense	43,748	36,780
Income before income taxes	32,199	21,685
Provision for income taxes	7,163	4,595
Net income	$25,036	$17,090
Basic net earnings per common share	$3.83	$2.63
Diluted net earnings per common share	$3.79	$2.60

The accompanying notes are an integral part of these financial statements.

RIVER FINANCIAL CORPORATION

Consolidated Statements of Comprehensive Income

(in thousands)

	For the Years Ended
	December 31,
	2021	2020
Net income	$25,036	$17,090
Other comprehensive income, net of tax:
Investment securities available-for-sale:
Net unrealized (losses) gains	(13,336)	8,766
Income tax effect	3,349	(2,202)
Reclassification adjustments for net losses (gains) realized in net income	608	(87)
Income tax (benefit) expense	(153)	22
Other comprehensive (loss) income	(9,532)	6,499
Comprehensive income	$15,504	$23,589

The accompanying notes are an integral part of these financial statements.

RIVER FINANCIAL CORPORATION

Consolidated Statements of Changes in Stockholders' Equity

(in thousands except share and per share data)

	Common Stock	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Common Stock Related to ESOP	Total Stockholders' Equity
Balance at December 31, 2019	$6,493	$100,174	$38,644	$1,811	$(93)	$(1,837)	$145,192
Net income	-	-	17,090	-	-	-	17,090
Other comprehensive income	-	-	-	6,499	-	-	6,499
Exercise of stock options and warrants (35,952 shares)	36	313	-	-	-	-	349
Purchase of treasury shares (31,404 shares)	-	-	-	-	(861)	-	(861)
Sale of treasury shares (6,971 shares)	-	2	-	-	197	-	199
Dividends declared ($0.36 per share)	-	-	(2,343)	-	-	-	(2,343)
Stock compensation expense	-	218	-	-	-	-	218
Change for ESOP related shares	-	-	-	-	-	105	105
Balance at December 31, 2020	6,529	100,707	53,391	8,310	(757)	(1,732)	166,448
Net income	-	-	25,036	-	-	-	25,036
Other comprehensive loss	-	-	-	(9,532)	-	-	(9,532)
Exercise of stock options and warrants (41,621 shares)	41	689	-	-	-	-	730
Purchase of treasury shares (27,285 shares)	-	-	-	-	(845)	-	(845)
Sale of treasury shares (52,925 shares)	-	7	-	-	1,534	-	1,541
Dividends declared ($0.40 per share)	-	-	(2,612)	-	-	-	(2,612)
Stock compensation expense	-	180	-	-	-	-	180
Change for ESOP related shares	-	-	-	-	-	(1,384)	(1,384)
Balance at December 31, 2021	$6,570	$101,583	$75,815	$(1,222)	$(68)	$(3,116)	$179,562

The accompanying notes are an integral part of these financial statements.

RIVER FINANCIAL CORPORATION

Consolidated Statements of Cash Flows

(in thousands)

	For the Years Ended December 31,
	2021	2020
Cash Flows From (Used For) Operating Activities:
Net Income	$25,036	$17,090
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	4,744	8,615
Provision for losses on foreclosed assets	120	120
Amortization of securities	7,277	4,518
Accretion of securities	(226)	(222)
Accretion of acquired loans	(400)	(1,010)
Realized net loss (gain) on securities available-for-sale	608	(87)
Amortization (accretion) of deferred loan fees	(2,970)	1,923
Amortization of core deposit intangible	1,067	1,265
Stock compensation expense	180	218
Bank owned life insurance income	(1,139)	(792)
Depreciation and amortization of premises and equipment	1,510	1,477
(Gain) loss on sales of foreclosed assets	(267)	29
Deferred income tax benefit	(1,432)	(3,027)
(Increase) decrease in operating assets and (decrease) increase in operating liabilities:
Loans held-for-sale	8,503	(17,719)
Accrued interest receivable	(232)	(2,958)
Other assets	(5,094)	(3,226)
Accrued interest payable and other liabilities	3,936	(1,342)
Net cash from operating activities	41,221	4,872
Cash Flows From (Used For) Investing Activities:
Maturities of certificate of deposit	749	2,439
Purchases of certificate of deposit	-	(1,748)
Activity in securities available-for-sale:
Sales of securities available-for-sale	162,185	21,744
Maturities, payments, calls of securities available-for-sale	131,928	92,374
Purchases of securities available-for-sale	(697,987)	(299,632)
Activity in securities held-to-maturity:
Purchases of securities held-to-maturity	(50,186)	-
Loan principal originations, net	(77,969)	(282,746)
Proceeds from sales of foreclosed assets	761	1,562
Purchases of premises and equipment	(5,712)	(2,424)
Sales of restricted equity securities, net	295	127
Purchase of bank owned life insurance	(15,000)	-
Net cash used for investing activities	(550,936)	(468,304)
Cash Flows From (Used For) Financing Activities:
Net increase in deposits	497,542	479,336
Net (decrease) increase in securities sold under agreements to repurchase	(3,899)	4,946
Proceeds from issuance of subordinated debt, net of loan costs	39,344	-
Repayment of note payable	(20,392)	(3,381)
Proceeds from exercise of stock options and warrants	730	349
Purchase of treasury stock	(845)	(861)
Sale of treasury stock	1,541	199
Cash dividends	(2,612)	(2,343)
Net cash from financing activities	511,409	478,245
Net Change In Cash And Cash Equivalents	1,694	14,813
Cash and Cash Equivalents At Beginning Of Period	60,268	45,455
Cash and Cash Equivalents At End Of Period	$61,962	$60,268

Supplemental Disclosures Of Cash Flows Information:
Cash Payments For:
Interest paid to depositors	$4,141	$6,882
Interest paid on borrowings	$447	$1,400
Income taxes	$9,587	$9,875
Non-cash investing and financing activities:
Transfer of loans to foreclosed assets	$630	$547

The accompanying notes are an integral part of these financial statements

RIVER FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

(1) Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of River Financial Corporation (the “Company”) and its wholly-owned banking subsidiary, River Bank and Trust (“RB&T”, the “Bank”). All material intercompany balances and transactions have been eliminated in consolidation.  The Bank provides a full range of commercial and consumer banking services primarily in the Montgomery, Alabama metropolitan area, Autauga, Baldwin, Chilton, Coffee, Elmore, Etowah, Houston, Lee, Mobile, Morgan and Tallapoosa counties and surrounding counties in Alabama. RB&T is primarily regulated by the Federal Deposit Insurance Corporation (FDIC) and the Alabama Banking Department. The Bank undergoes periodic examinations by these regulatory agencies. The Company is regulated by the Federal Reserve Bank (FRB) and is also subject to periodic examinations.

The accounting principles followed by the Company, and the method of applying these principles, conform with accounting principles generally accepted in the United States of America (GAAP) and with general practices within the banking industry. In preparing financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the reported amounts in the consolidated financial statements. Actual results could differ significantly from those estimates. Material estimates common to the banking industry that are particularly susceptible to significant change in the near term include, but are not limited to, the determination of the allowance for loan losses, the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans, and valuation allowances associated with the realization of deferred tax assets, which are based on future taxable income.

Cash and Cash Equivalents

Cash and cash equivalents include cash, amounts due from banks, interest-bearing deposits with the Federal Reserve Bank of Atlanta (FRB), Federal Home Loan Bank (FHLB), correspondent banks, and federal funds sold. Generally, federal funds are sold for one-day periods. The Company is required to maintain average reserve balances with the FRB or in cash. At December 31, 2021 and 2020, the Company had no reserve requirement.

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

Concentrations of Credit Risk

The Company originates primarily commercial, commercial real estate, residential real estate, and consumer loans to customers in its primary market areas in Alabama listed above.  The ability of the majority of the Company’s customers to honor their contractual loan obligations is dependent on the economy in these areas.  Approximately 76% percent of the Company’s loan portfolio is secured by real estate, of which the majority is secured by real estate in the Company’s market areas.  The Company, according to regulatory restrictions, may not generally extend credit to any single borrower or group of related borrowers on a secured basis in excess of 20% of capital, as defined, or $41 million, or on an unsecured basis in excess of 10% of capital, as defined, or $21 million.  However, the Company has established internal policies that may further limit the extension of credit to any single borrower or group of related borrowers depending on their credit worthiness.

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

Mortgage Loans Held-for-Sale

Mortgage loans held-for-sale are carried at the lower of aggregate cost or estimated market value. Gains and losses on loans held-for-sale are included in the determination of income for the period in which the sales occur. At December 31, 2021 and 2020, the cost of loans held-for-sale approximates the market value.

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

Accumulated Other Comprehensive Income

At December 31, 2021 and 2020, accumulated other comprehensive income consisted of net unrealized (losses) gains on investment securities available-for-sale, respectively.

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

Revenue Recognition

Accounting Standards Codification 606, Revenue from Contracts with Customers (ASC 606), establishes principles for reporting information about the nature, amount, timing and uncertainty of revenue and cash flows arising from the entity's contracts to provide goods or services to customers. The core principle requires an entity to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration that it expects to be entitled to receive in exchange for those goods or services recognized as performance obligations are satisfied.

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

Net Earnings per Common Share

Basic earnings per common share are computed by dividing net income by the weighted-average number of shares of common stock outstanding during the year. Diluted earnings per common share are computed by dividing net income by the effect of the issuance of potential common shares that are dilutive and by the sum of the weighted-average number of shares of common stock outstanding. Anti-dilutive potential common shares are excluded from the diluted earnings per share computation. At December 31, 2021 and 2020, there were no antidilutive potential common shares.

The reconciliation of the components of basic and diluted earnings per share is as follows (amounts in thousands, except per share amounts):

	For the Year Ended December 31,
	2021	2020
Net income available to common shareholders	$25,036	$17,090
Weighted average common shares outstanding	6,537,505	6,498,085
Dilutive effect of stock options	75,722	73,216
Diluted common shares	6,613,227	6,571,301
Basic earnings per common share	$3.83	$2.63
Diluted earnings per common share	$3.79	$2.60

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

Advertising

Advertising costs are expensed as incurred.

Recently Issued Accounting Pronouncements

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

(2) Reclassifications

Certain prior period amounts have been reclassified to conform to the presentation used in 2021. These reclassifications had no material effect on the operations, financial condition or cash flows of the Company.

(3) Investment Securities

The following table summarizes the amortized cost and fair value of securities available-for-sale and securities held-to-maturity and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss).  Investment securities available-for-sale and held-to-maturity at December 31, 2021 and 2020 are as follows (amounts in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2021:
Securities available-for-sale:
Residential mortgage-backed	$562,109	$1,512	$(6,063)	$557,558
U.S. treasuries	151,331	-	(1,803)	149,528
U.S. govt. sponsored enterprises	54,005	555	(65)	54,495
State, county, and municipal	94,976	4,405	(127)	99,254
Corporate debt obligations	15,942	49	(67)	15,924
Totals	$878,363	$6,521	$(8,125)	$876,759

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2021:
Securities held-to-maturity:
State, county, and municipal	$50,182	$139	$(156)	$50,165
Totals	$50,182	$139	$(156)	$50,165

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2020:
Securities available-for-sale:
Residential mortgage-backed	$346,001	$5,034	$(438)	$350,597
U.S. govt. sponsored enterprises	34,963	1,272	(4)	36,231
State, county, and municipal	98,026	5,220	(17)	103,229
Corporate debt obligations	3,166	51	-	3,217
Totals	$482,156	$11,577	$(459)	$493,274

The following table summarizes securities with unrealized and unrecognized losses at December 31, 2021 and 2020, aggregated by major security type and length of time in a continuous unrealized or unrecognized loss position (amounts in thousands):

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2021:
Securities available-for-sale:
Residential mortgage-backed	$442,210	$5,075	$33,032	$988	$475,242	$6,063
U.S. treasuries	149,528	1,803	-	-	149,528	1,803
U.S. govt. sponsored enterprises	27,377	65	-	-	27,377	65
State, county & municipal	6,775	110	618	17	7,393	127
Corporate debt obligations	9,948	67	-	-	9,948	67
Totals	$635,838	$7,120	$33,650	$1,005	$669,488	$8,125
December 31, 2020:
Securities available-for-sale:
Residential mortgage-backed	$125,431	$438	$-	$-	$125,431	$438
U.S. govt. sponsored enterprises	2,496	4	-	-	2,496	4
State, county & municipal	2,945	17	-	-	2,945	17
Corporate debt obligations	-	-	-	-	-	-
Totals	$130,872	$459	$-	$-	$130,872	$459

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2021:
Securities held-to-maturity:
State, county & municipal	$17,775	$156	$-	$-	$17,775	$156
Totals	$17,775	$156	$-	$-	$17,775	$156

At December 31, 2021, one hundred sixty-eight out of four hundred thirty-five securities were in a loss position due primarily to changing interest rates. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysts’ reports. As management had the ability and intent to hold debt securities until maturity, no declines were deemed to be other than temporary as of December 31, 2021 and 2020.

The proceeds and gross gains and gross losses from sales of securities available-for-sale for the years ended December 31, 2021 and 2020 are as follows (in thousands):

	Year ended December 31:
	2021	2020
Realized Gains (Losses)-Securities Sales:
Gross gains	$700	$216
Gross losses	(1,308)	(129)
Investment securities gains (losses), net	$(608)	$87
Proceeds from sales of investment securities	$162,185	$21,744

At December 31, 2021 and 2020, securities with a carrying value of approximately $205.3 million and $129.0 million, respectively, were pledged to secure public deposits as required by law. At December 31, 2021 and 2020, the carrying value of securities pledged to secure repurchase agreements was approximately $17.9 million and $15.2, respectively.

The amortized cost and estimated fair value of debt securities at December 31, 2021, by contractual maturity, are shown below (in thousands). Expected maturities will differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.  Securities not due at a single maturity date are shown separately.

	December 31, 2021		December 31, 2020
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Securities available-for-sale
Less than 1 year	$11,573	$11,682	$7,443	$7,532
1 to 5 years	158,678	157,799	31,821	33,227
5 to 10 years	70,856	70,959	21,299	22,021
After 10 years	75,147	78,761	75,592	79,897
	316,254	319,201	136,155	142,677
Residential mortgage-backed securities	562,109	557,558	346,001	350,597
Totals	$878,363	$876,759	$482,156	$493,274

(4) Loans

Major classifications of loans at December 31, 2021 and 2020 are summarized as follows (in thousands):

	December 31, 2021		December 31, 2020
	Amount	% of Total	Amount	% of Total
Residential real estate:
Closed-end 1-4 family - first lien	$317,754	25.5%	$252,528	21.6%
Closed-end 1-4 family - junior lien	5,434	0.4%	8,343	0.7%
Multi-family	9,981	0.8%	10,817	0.9%
Total residential real estate	333,169	26.7%	271,688	23.2%
Commercial real estate:
Nonfarm nonresidential	350,373	28.1%	317,279	27.1%
Farmland	38,808	3.1%	34,586	3.0%
Total commercial real estate	389,181	31.2%	351,865	30.1%
Construction and land development:
Residential	90,924	7.3%	71,784	6.1%
Other	105,192	8.4%	78,818	6.7%
Total construction and land development	196,116	15.7%	150,602	12.8%
Home equity lines of credit	49,569	4.0%	43,424	3.7%
Commercial loans:
Other commercial loans	201,922	16.2%	279,385	23.9%
Agricultural	36,063	2.9%	29,854	2.6%
State, county, and municipal loans	23,939	2.0%	25,922	2.2%
Total commercial loans	261,924	21.1%	335,161	28.7%
Consumer loans	43,080	3.5%	40,646	3.5%
Total gross loans	1,273,039	102.2%	1,193,386	102.0%
Allowance for loan losses	(20,922)	-1.7%	(16,803)	-1.4%
Net discounts	(400)	0.0%	(1,010)	-0.1%
Net deferred loan fees	(5,974)	-0.5%	(5,794)	-0.5%
Net loans	$1,245,743	100.0%	$1,169,779	100.0%

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

The following tables present the activity in the allowance for loan losses by portfolio segment.  It also includes the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of December 31, 2021 and 2020 (amounts in thousands). The acquired loans are not included in the allowance for loan losses calculation, as these loans are recorded at fair value and there has been no further indication of credit deterioration that would require an additional provision.

	Real Estate Mortgage Loans
Allowance for Loan Losses	Residential	Commercial	Construction and Land Development	Home Equity Lines Of Credit	Commercial	Consumer	Total
Balance - December 31, 2020	$1,676	$6,807	$1,749	$268	$5,897	$406	$16,803
Provision for loan losses	987	1,437	1,234	128	914	44	4,744
Loan charge-offs	(127)	(241)	(2)	-	(514)	(103)	(987)
Loan recoveries	60	35	11	-	189	67	362
Balance - December 31, 2021	$2,596	$8,038	$2,992	$396	$6,486	$414	20,922
Ending balance:
Individually evaluated for impairment	$86	$-	$104	$-	$116	$118	$424
Collectively evaluated for impairment	$2,510	$8,038	$2,888	$396	$6,370	$296	$20,498
Loans:
Individually evaluated for impairment	$997	$5,925	$469	$303	$345	$119	$8,158
Collectively evaluated for impairment	$332,130	$383,234	$195,618	$49,266	$261,535	$42,946	$1,264,729
Acquired loans with deteriorated credit quality	$42	$22	$29	$-	$44	$15	$152
Percent of loans in each category to total loans	26.2%	30.7%	15.4%	3.9%	20.6%	3.4%	100.0%

	Real Estate Mortgage Loans
Allowance for Loan Losses	Residential	Commercial	Construction and Land Development	Home Equity Lines Of Credit	Commercial	Consumer	Total
Balance - December 31, 2019	$1,412	$3,601	$987	$344	$1,910	$425	$8,679
Provision (credit) for loan losses	309	3,368	712	(95)	4,266	55	8,615
Loan charge-offs	(52)	(186)	(59)	-	(406)	(114)	(817)
Loan recoveries	7	24	109	19	127	40	326
Balance - December 31, 2020	$1,676	$6,807	$1,749	$268	$5,897	$406	$16,803
Ending balance:
Individually evaluated for impairment	$70	$-	$-	$-	$191	$82	$343
Collectively evaluated for impairment	$1,606	$6,807	$1,749	$268	$5,706	$324	$16,460
Loans:
Individually evaluated for impairment	$799	$3,084	$432	$408	$294	$82	$5,099
Collectively evaluated for impairment	$270,506	$347,660	$150,137	$43,016	$334,743	$40,514	$1,186,576
Acquired loans with deteriorated credit quality	$383	$1,121	$33	$-	$124	$50	$1,711
Percent of loans in each category to total loans	22.8%	29.5%	12.6%	3.6%	28.1%	3.4%	100.0%

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

We have received requests from our borrowers for loan and lease deferrals and modifications including the deferral of principal payments or the deferral of principal and interest payments for terms generally 90-180 days. Requests are evaluated individually and approved modifications are based on the unique circumstances of each borrower.  In total, the Bank had placed approximately $167 million of loans on a loan deferral plan as part of COVID-19 modifications. As of December 31, 2021, approximately $1.1 million of these loans remain on deferral. In accordance with Section 4013 of the CARES Act and the interagency statement, we have not accounted for such loans as TDRs, nor have we designated them as past due or nonaccrual.

The following tables present impaired loans by class of loans as of December 31, 2021 and 2020 (amounts in thousands). The purchased credit-impaired loans are not included in these tables because they are carried at fair value and accordingly have no related associated allowance.

December 31, 2021
Nonaccruing Impaired Loans	Unpaid Principal Balance	Recorded Investment	Impaired Loans With No Allowance	Impaired Loans With Allowance	Allowance for Loan Losses
Mortgage loans on real estate:
Residential	$707	$707	$609	$98	$54
Commercial real estate	885	885	885	-	-
Construction and land development	-	-	-	-	-
Total mortgage loans on real estate	1,592	1,592	1,494	98	54
Home equity lines of credit	201	201	201	-	-
Commercial loans	-	-	-	-	-
Consumer loans	65	65	-	65	64
Total Loans	$1,858	$1,858	$1,695	$163	$118

Accruing Impaired Loans	Unpaid Principal Balance	Recorded Investment	Impaired Loans With No Allowance	Impaired Loans With Allowance	Allowance for Loan Losses
Mortgage loans on real estate:
Residential	$290	$290	$-	$290	$32
Commercial real estate	5,040	5,040	5,040	-	-
Construction and land development	469	469	61	408	104
Total mortgage loans on real estate	5,799	5,799	5,101	698	136
Home equity lines of credit	102	102	102	-	-
Commercial loans	345	345	231	114	116
Consumer loans	54	54	-	54	54
Total Loans	$6,300	$6,300	$5,434	$866	$306

Total Impaired Loans	Unpaid Principal Balance	Recorded Investment	Impaired Loans With No Allowance	Impaired Loans With Allowance	Allowance for Loan Losses
Mortgage loans on real estate:
Residential	$997	$997	$609	$388	$86
Commercial real estate	5,925	5,925	5,925	-	-
Construction and land development	469	469	61	408	104
Total mortgage loans on real estate	7,391	7,391	6,595	796	190
Home equity lines of credit	303	303	303	-	-
Commercial loans	345	345	231	114	116
Consumer loans	119	119	-	119	118
Total Loans	$8,158	$8,158	$7,129	$1,029	$424

December 31, 2020
Nonaccruing Impaired Loans	Unpaid Principal Balance	Recorded Investment	Impaired Loans With No Allowance	Impaired Loans With Allowance	Allowance for Loan Losses
Mortgage loans on real estate:
Residential	$633	$633	$523	$110	$34
Commercial real estate	1,014	1,014	1,014	-	-
Construction and land development	432	432	432	-	-
Total mortgage loans on real estate	2,079	2,079	1,969	110	34
Home equity lines of credit	207	207	207	-	-
Commercial loans	-	-	-	-	-
Consumer loans	82	82	-	82	82
Total Loans	$2,368	$2,368	$2,176	$192	$116

Accruing Impaired Loans	Unpaid Principal Balance	Recorded Investment	Impaired Loans With No Allowance	Impaired Loans With Allowance	Allowance for Loan Losses
Mortgage loans on real estate:
Residential	$166	$166	$104	$62	$36
Commercial real estate	2,070	2,070	2,070	-	-
Construction and land development	-	-	-	-	-
Total mortgage loans on real estate	2,236	2,236	2,174	62	36
Home equity lines of credit	201	201	201	-	-
Commercial loans	294	294	103	191	191
Consumer loans	-	-	-	-	-
Total Loans	$2,731	$2,731	$2,478	$253	$227

Total Impaired Loans	Unpaid Principal Balance	Recorded Investment	Impaired Loans With No Allowance	Impaired Loans With Allowance	Allowance for Loan Losses
Mortgage loans on real estate:
Residential	$799	$799	$627	$172	$70
Commercial real estate	3,084	3,084	3,084	-	-
Construction and land development	432	432	432	-	-
Total mortgage loans on real estate	4,315	4,315	4,143	172	70
Home equity lines of credit	408	408	408	-	-
Commercial loans	294	294	103	191	191
Consumer loans	82	82	-	82	82
Total Loans	$5,099	$5,099	$4,654	$445	$343

The following table presents the average recorded investment in impaired loans and the interest income recognized on impaired loans in the years ended December 31, 2021 and 2020 by loan category (in thousands).

	Year Ended December 31, 2021		Year Ended December 31, 2020
	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income
Mortgage loans on real estate:
Residential real estate	$836	$15	$748	$12
Commercial real estate	3,261	285	2,773	113
Construction and land development	234	21	200	-
Total mortgage loans on real estate	4,331	321	3,721	125
Home equity lines of credit	344	5	352	9
Commercial loans	280	17	392	12
Consumer loans	83	2	33	-
Total Loans	$5,038	$345	$4,498	$146

For the years ended December 31, 2021 and 2020, the Bank did not recognize a material amount of interest income on impaired loans.

The following tables present the aging of the recorded investment in past due loans and non-accrual loan balances as of December 31, 2021 and 2020 by class of loans (amounts in thousands).

	Accruing Loans
		30-89 Days	90+ Days	Nonaccrual
As of December 31, 2021	Current	Past Due	Past Due	Loans	Total Loans
Mortgage loans on real estate:
Residential	$330,718	$1,439	$-	$1,012	$333,169
Commercial real estate	387,103	1,193	-	885	389,181
Construction and land development	195,778	327	-	11	196,116
Total mortgage loans on real estate	913,599	2,959	-	1,908	918,466
Home equity lines of credit	49,229	88	-	252	49,569
Commercial loans	261,620	304	-	-	261,924
Consumer loans	42,767	201	-	112	43,080
Total Loans	$1,267,215	$3,552	$-	$2,272	$1,273,039

	Accruing Loans
		30-89 Days	90+ Days	Nonaccrual
As of December 31, 2020	Current	Past Due	Past Due	Loans	Total Loans
Mortgage loans on real estate:
Residential	$268,650	$1,188	$386	$1,464	$271,688
Commercial real estate	349,677	388	12	1,788	351,865
Construction and land development	150,127	29	-	446	150,602
Total mortgage loans on real estate	768,454	1,605	398	3,698	774,155
Home equity lines of credit	43,069	109	-	246	43,424
Commercial loans	334,881	188	-	92	335,161
Consumer loans	40,205	213	-	228	40,646
Total Loans	$1,186,609	$2,115	$398	$4,264	$1,193,386

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

As of December 31, 2021 and 2020, and based on the most recent analyses performed, the risk category of loans by class of loans is as follows (amounts in thousands):

		Special
As of December 31, 2021	Pass	Mention	Substandard	Doubtful	Total
Mortgage loans on real estate:
Residential	$328,342	$3,171	$1,656	$-	$333,169
Commercial real estate	374,152	8,967	6,062	-	389,181
Construction and land development	194,310	1,306	500	-	196,116
Total mortgage loans on real estate	896,804	13,444	8,218	-	918,466
Home equity lines of credit	49,158	-	411	-	49,569
Commercial loans	251,450	10,119	355	-	261,924
Consumer loans	42,665	169	246	-	43,080
Total Loans	$1,240,077	$23,732	$9,230	$-	$1,273,039

		Special
As of December 31, 2020	Pass	Mention	Substandard	Doubtful	Total
Mortgage loans on real estate:
Residential	$266,173	$3,616	$1,899	$-	$271,688
Commercial real estate	340,652	6,918	4,295	-	351,865
Construction and land development	149,625	407	570	-	150,602
Total mortgage loans on real estate	756,450	10,941	6,764	-	774,155
Home equity lines of credit	42,879	59	486	-	43,424
Commercial loans	327,913	6,809	439	-	335,161
Consumer loans	39,929	360	357	-	40,646
Total Loans	$1,167,171	$18,169	$8,046	$-	$1,193,386

Troubled Debt Restructurings (TDRs):

At December 31, 2021 and 2020, loans totaling $1.7 million and $4.0 million, respectively, were classified as TDRs and impaired.  The restructuring of a loan is considered a TDR if both (i) the borrower is experiencing financial difficulties and (ii) the Company has granted a concession.  The Company restructured 3 loans totaling $148 thousand in 2021 and 6 loans totaling $581 thousand in 2020.

During the year ended December 31, 2021 there was 1 residential real estate loan with a balance of $105 thousand and 1 consumer loan with a balance of $5 thousand that were modified within the previous twelve months that were in default of their modified terms.  During the year ended December 31, 2020 there was 1 residential real estate loan with a balance of $20 thousand, 1 commercial real estate loan with a balance of $504 thousand, 1 construction and development loan with a balance of $2, and 1 consumer loan with a balance of $7 thousand that were modified within the previous twelve months that were in default of their modified terms.

(5) Premises and Equipment

Major classifications of premises and equipment as of December 31, 2021 and 2020 are summarized as follows (amounts in thousands):

	December 31,
	2021	2020
Land and improvements	$8,456	$7,541
Buildings and improvements	30,327	26,667
Leasehold improvements	675	695
Furniture, equipment, and vehicle	7,140	6,104
Total	46,598	41,007
Accumulated depreciation	(9,896)	(8,506)
Premises and equipment, net	$36,702	$32,501

Depreciation expense amounted to approximately $1.5 million in 2021 and $1.5 million in 2020.

(6) Foreclosed assets

Other real estate and certain other assets acquired in foreclosure are carried at the lower of the recorded investment in the loan or fair value less estimated costs to sell the property. There was a total of approximately $115 thousand in residential real estate foreclosures for December 31, 2021 and $59 thousand residential in real estate foreclosures for December 31, 2020. An analysis of foreclosed properties for the years ended December 31, 2021 and 2020 follows (in thousands).

	Year ended December 31,
	2021	2020
Balance at beginning of year	$240	$1,404
Transfers from loans	630	547
Foreclosed property sold	(494)	(1,591)
Write-down of foreclosed property	(120)	(120)
Balance at end of year	$256	$240

Expenses applicable to foreclosed assets for the years ended December 31, 2021 and 2020 include the following (amounts in thousands).

	Year ended December 31,
	2021	2020
Net (gain) loss on sales of foreclosed assets	$(267)	$29
Write-down of foreclosed property	120	120
Operating expenses, net of rental income	75	85
Total	$(72)	$234

(7) Deposits

The following table sets forth the major classifications of deposits at December 31, 2021 and 2020 (in thousands):

	December 31,
	2021	2020
Demand deposits, non-interest bearing	$610,002	$436,885
Demand deposits, interest bearing	519,547	377,745
Money market accounts	623,763	473,714
Savings deposits	117,767	89,914
Time certificates of $250,000 or more	106,271	96,839
Other time certificates	173,827	178,538
Totals	$2,151,177	$1,653,635

As of December 31, 2021, the scheduled maturities of certificates of deposit are as follows for certificates of deposit less than $250 thousand and for certificates of deposit (“CDs”) of $250 thousand or more (in thousands):

CDs Less Than $250,000
2022	$141,951
2023	11,822
2024	7,894
2025	7,151
2026	5,009
Maturing after 2026	-
Total	$173,827

CDs $250,000 or more
2022	$87,242
2023	6,747
2024	2,328
2025	8,295
2026	1,659
Maturing after 2026	-
Total	$106,271

As of December 31, 2021 and 2020 certificates of deposit $100 thousand or more was $200.6 million and $193.6 million respectively.

As of December 31, 2021 and 2020 our total deposits in excess of insurance limit were $221.2 million and $149.9 million respectively.

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

Securities sold under repurchase agreements were $9.8 million and $13.7 million at December 31, 2021 and 2020, respectively. The agreements were secured by investment securities with a fair value of approximately $17.9 million and $15.2 million at December 31, 2021 and 2020, respectively. The weighted average interest rate paid on these agreements was 0.10% and 0.17% for the years ended December 31, 2021 and 2020.

(9) Federal Home Loan Bank and Other Borrowings

At December 31, 2021 and 2020, the Company did not have any outstanding advances from the FHLB.

 At December 31, 2021, the Company had no outstanding unfunded standby letters of credit with the FHLB. At December 31, 2020, the Company had outstanding unfunded standby letters of credit with the FHLB totaling approximately $1.2 million.

The Company had pledged under blanket floating liens approximately $468.4 million and $396.9 million in residential first mortgage loans, home equity lines of credit, commercial real estate loans, and loans secured by multi-family real estate as security for these advances, letters of credit, and possible future advances as of December 31, 2021 and 2020, respectively. The value of the pledged collateral, when using appropriate discount percentages as prescribed by the FHLB, equals or exceeds the advances and unfunded letters of credit outstanding. At December 31, 2021 and 2020, the Company had approximately $257.1 million and $214.4 million of additional borrowing capacity under its borrowing arrangement with the FHLB.

Another borrowing source is the Federal Reserve discount window.  At December 31, 2021 and 2020 the Company had approximately $206.1 million and $164.3 million of loans pledged and $144.1 million and $123.3 million of available borrowing capacity at the Federal Reserve discount window, respectively.

On October 31, 2018, the Company entered into a loan agreement with CenterState Bank for $27 million.  The loan proceeds were drawn and received by the Company on October 31, 2018.  The loan proceeds were used to fund the payment of the cash consideration to the PSB shareholders of $24.5 million in accordance with the merger agreement and for general corporate purposes.  The loan carried a fixed interest rate of 6%.  The loan was secured by all of the common stock of the Bank.  The balance at December 31, 2020 was  $20.4 million. This note was paid off in March 2021 when the Company issued a private placement of $40 million fixed-to-floating rate subordinated debentures which are described in detail below.

On March 9, 2021, River Financial Corporation (the “Company”) entered into a Subordinated Note Purchase Agreement (the “Purchase Agreement”) with the purchasers signatory thereto providing for a private placement of $40 million in aggregate principal amount of 4.00% fixed-to-floating rate Subordinated Notes due March 15, 2031 (the “Notes”).  The Notes were issued by the Company to the purchasers at a price equal to 100% of their face amount.   Interest on the Notes will accrue from March 9, 2021, and the Company will pay interest semi-annually on March 15th and September 15th of each year, beginning on September 15, 2021, until the Notes mature. The Notes will bear interest at a fixed rate of 4.00% per year, from and including March 9, 2021 to, but excluding, March 15, 2026.  From and including March 15, 2026, but excluding the maturity date or early redemption date, the interest rate will reset quarterly at a variable rate equal to the then current three-month term Secured Overnight Financing Rate (SOFR) plus 342 basis points.  The Notes may not be prepaid by the Company prior to March 15, 2026. From and after March 15, 2026, the Company may prepay all or, from time to time, any part of the Notes at 100% of the principal amount (plus accrued interest) without penalty, subject to any requirement under Federal Reserve Board regulations to obtain prior approval from the Board of Governors of the Federal Reserve System before making any prepayment. The Notes may also be prepaid by the Company at any time after the occurrence of an event that would preclude the Notes from being included in the Tier 2 Capital of the Company.  The Purchase Agreement contains customary representations and warranties, events of default, and affirmative and negative covenants, including the requirement that, subject to certain limitations, the Company restructure any portion of the Notes that ceases to be deemed Tier 2 Capital. The Company used approximately $19.7 million of the net proceeds from the issuance of the Notes to pay off its note with CenterState Bank dated October 31, 2018, including interest accrued on such notes, and the remaining proceeds for general corporate purposes, including providing capital to support the organic growth of its bank subsidiary, River Bank.

Principal payments on the Subordinated Note Purchase Agreement are due as follows:

2022	$-
2023	-
2024	-
2025	-
2026	-
Afterward	39,344
Total	$39,344

The Company had available lines of credit for overnight federal funds borrowings totaling $48.5 million and $38.5 million at December 31, 2021 and 2020, respectively.  At December 31, 2021 and 2020, the Company had no outstanding federal funds purchased.

(10) Income Taxes

The components of income tax expense for the years ended December 31, 2021 and 2020 are as follows (in thousands):

	2021	2020
Current	$8,595	$7,622
Deferred	(1,432)	(3,027)
Total income tax expense	$7,163	$4,595

The difference between income tax expense and the amount computed by applying the statutory federal income tax rate to income before taxes for the years ended December 31, 2021 and 2020 is as follows (in thousands):

	2021	2020
Net income before taxes	$32,199	$21,685
Statutory federal tax rate	21%	21%
Tax on income at statutory federal tax rate	6,762	4,554
Increase (decrease) resulting from:
Federal income tax benefit of state income taxes	(313)	(217)
Tax exempt income on loans	(153)	(158)
Tax exempt income on investments	(451)	(408)
Tax exempt income from bank-owned life insurance	(241)	(167)
Nondeductible expenses	148	111
Federal tax credits	(533)	(272)
State income tax	1,475	1,023
Other	469	129
Total	$7,163	$4,595

The following summarizes the components of deferred taxes at December 31, 2021 and 2020 (in thousands).

	2021	2020
Deferred tax assets:
Loans and allowance for loan losses	$5,325	$4,421
Accrued expenses	827	480
Deferred compensation	781	727
Unrealized losses on investment securities available- for-sale	410	-
Other	1,477	1,564
Total deferred tax assets	8,820	7,192
Deferred tax liabilities:
Core deposit intangible	(750)	(1,019)
Depreciation	(1,817)	(1,762)
Unrealized gains on investment securities available- for-sale	-	(2,786)
Total deferred tax liabilities	(2,567)	(5,567)
Net deferred income tax assets	$6,253	$1,625

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

Financial instruments whose contract amount represents credit risk at December 31, 2021 and 2020 were as follows (in thousands):

	2021	2020
Commitments to extend credit	$328,646	$246,700
Stand-by and performance letters of credit	2,426	2,659
Total	$331,072	$249,359

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

A summary of activity in the outstanding stock options for the years ended December 31, 2021 and 2020 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Range of Exercise Prices
Outstanding at January 1, 2021	397,250	$22.40	6.69
Granted	11,500	28.36
Exercised	(41,621)	17.56
Outstanding at December 31, 2021	367,129	$23.14	6.03	$8.40 to $30.41
Exercisable at December 31, 2021	247,544	$21.23	5.28	$8.40 to $30.41

Outstanding at January 1, 2020	427,625	$21.31	7.00
Granted	17,250	26.87
Exercised	(47,625)	14.30
Outstanding at December 31, 2020	397,250	$22.40	6.69	$8.40 to $28.62
Exercisable at December 31, 2020	210,316	$19.49	5.58	$8.40 to $28.62

The total fair value of shares underlying the options which vested during the years ended December 31, 2021 and 2020, was $2.9 million and $2.4 million, respectively.  The intrinsic value of options exercised during the years ended December 31, 2021 and 2020 was $778 thousand and $700 thousand, respectively. The aggregate intrinsic value of total options outstanding and exercisable options at December 31, 2021 was $4.81 million and $3.7 million, respectively. Cash received from options exercised for the year ended December 31, 2021 was $730 thousand.  There was no income tax benefit recognized for the exercise of options for the years ended December 31, 2021 and 2020 as all options exercised were incentive stock options.

As of December 31, 2020, unvested stock options totaled 186,934.  During 2021, there were 11,500 stock options that were granted and 78,849 stock options that vested resulting in unvested stock options of 119,585 as of December 31, 2021.

The stock options granted in 2021 and 2020 have a weighted average calculated value of $2.47 and $1.78, respectively. The dividend yield is the estimated dividend we expect to pay over the next four or five years.  The expected life is calculated as the mid-point between the weighted-average time to vesting and the contractual maturity.  The expected volatility is the approximate industry average for small bank and holding companies.  The risk free interest rate is the U.S. Treasury rate on the day of the option grant for a term equal to the expected life of the option. The calculated value of each grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	2021	2020
Dividend yield (after three years)	1.50%	1.50%
Expected life in years	7	7
Expected volatility	10.00%	10.00%
Risk free interest rate	1.21%	0.72%

The Company recognized $180 thousand and $218 thousand in compensation expense related to performance share awards during 2021 and 2020, respectively. As of December 31, 2021, there was approximately $279 thousand of unrecorded compensation expense related to the performance share awards which is expected to be recognized over a weighted average period of 1.2 years.

Defined Contribution Plan

The Company provides a 401(k) employee stock ownership plan, which covers substantially all of the Company’s employees who are eligible, as to age and length of service. A participant may elect to make contributions up to $19.5 thousand of the participant’s annual compensation in 2021 and 2020. The Company makes contributions up to 3% of each participant’s annual compensation and the Company matches 50% of the next 2% contributed by the employee. Contributions to the plan by Company were approximately $591 thousand and $520 thousand in 2021 and 2020, respectively.  Outstanding shares of the Company’s common stock allocated to participants at December 31, 2021 and 2020 totaled 130,149 and 83,316 respectively, and there were no unallocated shares. These shares are treated as outstanding for purposes of calculating earnings per share and dividends on these shares are included in the Consolidated Statements of Stockholders’ Equity.

The Company’s ESOP includes a put option for shares of the Company’s common stock distributed from the ESOP. Shares are distributed from the ESOP primarily to separated vested participants and certain eligible participants who elect to diversify their account balances. Since the Company’s common stock is not currently traded on an established securities market, if the owners of distributed shares desire to sell their shares, the Company is required to purchase the shares at fair value during two put option periods following the distribution of the shares from the ESOP. The first put option period is within sixty days following the distribution of the shares from the ESOP.  The second put option period begins on the first day of the fifth month of the plan year for a sixty day period. The fair value of distributed shares subject to the put option totaled $0 as of December 31, 2021 and December 31, 2020. The cost of the ESOP shares totaled $3.12 million and $1.73 million as of December 31, 2021 and December 31, 2020, respectively. Due to the Company’s obligation under the put option, the distributed shares and ESOP shares are classified as temporary equity in the mezzanine section of the consolidated statements of financial condition and totaled $3.12 million and $1.73 million as of December 31, 2021 and December 31, 2020, respectively. The fair value of the ESOP shares totaled $4.72 million and $2.42 million as of December 31, 2021 and December 31, 2020, respectively.

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

A summary of the Company’s affordable housing tax credit investments as of December 31 is as follows:

	2021	2020
Affordable housing tax credit investments included in other assets	$3,999	$4,038
Tax credits and other tax benefits recognized	533	272
Tax credit amortization expense included in provision for income taxes	676	219

(14) Related Party Transactions

The Company conducts transactions with its directors and executive officers, including companies in which such directors and executive officers have a beneficial interest, in the normal course of business. It is the Company’s policy to comply with federal regulations that require that loan and deposit transactions with directors and executive officers be made on substantially the same terms as those prevailing at the time for comparable loans and deposits to other persons.  At December 31, 2021 and 2020, deposits from directors, executive officers and their related interests aggregated approximately $21.0 million and $16.2 million, respectively. These deposits were taken in the normal course of business at market interest rates.

The following is a summary of activity for related party loans for 2021 and 2020 (in thousands):

	2021	2020
Balance at beginning of year	$9,665	$14,109
New loans	13,762	15,323
Repayments	16,552	19,767
Balance at end of year	$6,875	$9,665

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier 1 Capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 Capital (as defined) to average assets (as defined). Management believes, as of December 31, 2021 and 2020, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2021 and 2020, the most recent notification from the regulators categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The following table presents the Bank’s capital amounts and ratios with the required minimum levels for capital adequacy purposes including the phase in of the capital conservation buffer under Basel III and minimum levels to be well capitalized (as defined) under the regulatory prompt corrective action regulations.

The Bank’s actual capital amounts (in thousands) and ratios are also presented in the table below.

As of December 31, 2021:	Actual		Required For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (To Risk-Weighted Assets)	$203,848	14.071%	$152,116	>= 10.500%	$144,872	>= 10.000%
Common Equity Tier 1 Capital (To Risk- weighted Assets)	185,704	12.819%	101,410	>= 7.000%	$94,167	>= 6.500%
Tier 1 Capital (To Risk-Weighted Assets)	185,704	12.819%	123,141	>= 8.500%	$115,897	>= 8.000%
Tier 1 Capital (To Average Assets)	185,704	8.013%	92,707	>= 4.000%	$115,884	>= 5.000%

As of December 31, 2020:	Actual		Required For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (To Risk-Weighted Assets)	$161,566	13.548%	$125,219	>= 10.500%	$119,256	>= 10.000%
Common Equity Tier 1 Capital (To Risk- weighted Assets)	146,636	12.296%	83,479	>= 7.000%	77,516	>= 6.500%
Tier 1 Capital (To Risk-Weighted Assets)	146,636	12.296%	101,368	>= 8.500%	95,405	>= 8.000%
Tier 1 Capital (To Average Assets)	146,636	8.229%	71,277	>= 4.000%	89,096	>= 5.000%

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

Investment Securities:

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

Loans and Mortgage Loans Held-for-Sale

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. When a loan is identified as individually impaired, management measures impairment using one of three methods. These methods include collateral value, market value of similar debt, and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At December 31, 2021 and 2020, impaired loans were evaluated based on the fair value of the collateral. Impaired loans where an allowance is established based on the fair value of collateral, or loans that are charged down according to the fair value of collateral, require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price, the Company records the impaired loan as nonrecurring Level 2. When the fair value is based on an appraised value, the Company records the impaired loan as nonrecurring Level 3.

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis as of December 31, 2021 and 2020.  There were no transfers between levels during 2021 or 2020 (in thousands).

	Fair Value Measurements At Reporting Date Using:
		Quoted Prices
		In Active	Significant
		Markets For	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
December 31, 2021:	Fair Value	(Level 1)	(Level 2)	(Level 3)
Securities available-for-sale:
Residential mortgage -backed	$557,558	$-	$557,558	$-
U.S. treasuries	149,528	-	149,528	-
U.S. government agencies	54,495	-	54,495	-
State, county, and municipal	99,254	-	99,254	-
Corporate obligations	15,924	-	15,924	-
Totals	$876,759	$-	$876,759	$-

	Fair Value Measurements At Reporting Date Using:
		Quoted Prices
		In Active	Significant
		Markets For	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
December 31, 2020:	Fair Value	(Level 1)	(Level 2)	(Level 3)
Securities available-for-sale:
Residential mortgage -backed	$350,597	$-	$350,597	$-
U.S. government agencies	36,231	-	36,231	-
State, county, and municipal	103,229	-	103,229	-
Corporate obligations	3,217	-	3,217	-
Totals	$493,274	$-	$493,274	$-

Assets Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a nonrecurring basis are included in the table below as of December 31, 2021 and 2020 (in thousands).

	Fair Value Measurements At Reporting Date Using:
		Quoted Prices
		In Active	Significant
		Markets For	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
December 31, 2021:	Fair Value	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$7,734	$-	$-	$7,734
Foreclosed assets	256	-	-	256
Totals	$7,990	$-	$-	$7,990

	Fair Value Measurements At Reporting Date Using:
		Quoted Prices
		In Active	Significant
		Markets For	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
December 31, 2020:	Fair Value	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$4,756	$-	$-	$4,756
Foreclosed assets	240	-	-	240
Totals	$4,996	$-	$-	$4,996

The Company has estimated the fair values of these assets using Level 3 inputs, specifically the appraised value of the collateral. Impaired loan balances represent those collateral dependent impaired loans where management has estimated the credit loss by comparing the loan’s carrying value against the expected realizable fair value of the impaired loan for the amount of the credit loss.  The Company had no Level 3 assets measured at fair value on a recurring basis at December 31, 2021 or 2020.  For Level 3 assets measured at fair value on a non-recurring basis as of December 31, 2021 and 2020 for the valuation technique, we used appraisals.  For the significant unobservable input, we used appraisal discounts and the weighted average input of 15-20% was used.  This is for years ended December 31, 2021 and 2020.

The estimated fair values and related carrying values of the Company’s financial instruments at December 31, 2021 and 2020 were as follows (amounts in thousands):

		Estimated Fair Value
	Carrying
December 31, 2021:	Amount	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$61,962	$61,962	$-	$-
Certificates of deposit in banks	3,412	-	3,412	-
Securities held-to-maturity	50,182	-	50,165	-
Securities available-for-sale	876,759	-	876,759	-
Restricted equity securities	1,482	-	-	1,482
Loans receivable	1,245,743	-	1,239,996	7,734
Loans held for sale	15,501	-	15,501	-
Bank owned life insurance	45,161	-	45,161	-
Accrued interest receivable	7,031	-	7,031	-
Financial liabilities:
Deposits	2,151,177	-	2,087,357	-
Accrued interest payable	600	-	600
Securities sold under agreements to repurchase	9,754	-	9,754	-
Subordinated debentures, net of loan costs	39,344		40,900

		Estimated Fair Value
	Carrying
December 31, 2020:	Amount	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$60,268	$60,268	$-	$-
Certificates of deposit in banks	4,155	-	4,155	-
Securities available-for-sale	493,274	-	493,274	-
Restricted equity securities	1,778	-	-	1,778
Loans receivable	1,169,779	-	1,184,010	4,756
Loans held for sale	24,004	-	24,004	-
Bank owned life insurance	29,016	-	29,016	-
Accrued interest receivable	6,799	-	6,799	-
Financial liabilities:
Deposits	1,653,635	-	1,640,680	-
Accrued interest payable	455	-	455	-
Securities sold under agreements to repurchase	13,653	-	13,653	-
Note payable	20,392	-	20,392	-

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

(17) River Financial Corporation (Parent Company Only) Financial Information

STATEMENTS OF FINANCIAL CONDITION

(in thousands)

	December 31,
	2021	2020
Assets
Cash	$7,994	$2,919
Investment in River Bank & Trust	214,532	185,797
Deferred income taxes	45	28
Other assets	-	103
Total assets	$222,571	$188,847
Liabilities
Note payable	$-	$20,392
Subordinated debentures, net of loan costs	39,344	-
Accrued expenses	549	275
Total liabilities	39,893	20,667
Common stock related to 401(k) Employee Stock Option Plan	3,116	1,732
Stockholders' equity
Common stock	6,570	6,529
Additional paid in capital	101,583	100,707
Retained earnings	75,815	53,391
Accumulated other comprehensive (loss) income	(1,222)	8,310
Treasury stock, at cost	(68)	(757)
Common stock related to 401(k) Employee Stock Option Plan	(3,116)	(1,732)
Total stockholders' equity	179,562	166,448
Total equity	182,678	168,180
Total liabilities and stockholders' equity	$222,571	$188,847

STATEMENTS OF INCOME

(in thousands)

	Year Ended December 31,
	2021	2020
Cash dividends from River Bank & Trust	$3,000	$7,130
Total income	3,000	7,130
Interest expense - note payable	222	1,348
Interest expense - subordinated debentures	1,381	-
Legal and other professional fees	55	52
Data processing expense	4	(91)
Stockholders' meeting expense	14	11
Other expenses	371	249
Total expenses	2,047	1,569
Net income before tax benefit	953	5,561
Applicable income tax benefit	(494)	(417)
Net income before undistributed net income of River Bank & Trust	1,447	5,978
Equity in undistributed net income of River Bank & Trust	23,589	11,112
Net income	$25,036	$17,090

STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2021	2020
Net income	$25,036	$17,090
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of River Bank & Trust	(23,589)	(11,112)
Deferred income tax	(17)	2
(Increase) decrease in operating assets and (decrease) increase in operating liabilities:
Other assets	103	(9)
Accrued expenses and other liabilities	276	(349)
Net cash provided by operating activities	1,809	5,622
Cash Flows used for investing activities:
Capital contribution to bank subsidiary	(14,500)	-
Net cash used in investing activities	(14,500)	-

Cash flow from financing activities:
Proceeds from issuance of subordinated debt, net of loan costs	39,344	-
Repayment of note payable	(20,392)	(3,381)
Proceeds from exercise of stock options and warrants	730	349
Purchase of treasury stock	(845)	(861)
Sale of treasury stock	1,541	199
Cash dividends	(2,612)	(2,343)
Net cash provided by (used) in financing activities	17,766	(6,037)
Net change in cash	5,075	(415)
Cash at beginning of year	2,919	3,334
Cash at end of year	$7,994	$2,919

(18) Goodwill and Intangible Assets

At the close of business on October 31, 2019, the Company recorded goodwill of $9.5 million associated with the Trinity merger.  In addition to the goodwill recorded for the Trinity merger, the Company recorded a core deposit intangible asset of approximately $1.0 million.  The core deposit intangible asset is amortized using an accelerated method over ten years from the date of the merger.  Amortization expense of $169 thousand and $190 thousand was recorded in 2021 and 2020, respectively.

At the close of business on October 31, 2018, the Company recorded goodwill of $8.2 million associated with the PSB merger.  In addition to the goodwill recorded for the PSB merger, the Company recorded a core deposit intangible asset of approximately $4.65 million.  The core deposit intangible asset is amortized using an accelerated method over ten years from the date of the merger.  Amortization expense of $680 thousand and $772 thousand was recorded in 2021 and 2020, respectively.

At the close of business December 31, 2015, the Company recorded goodwill of $9.41 million associated with the Keystone merger. During 2016, an adjustment of $640 thousand was made to increase the amount of goodwill. The adjustment was made to the value of stock options and warrants assumed in the Keystone merger. The adjustments were made following the Company’s review of additional information that existed at the time of the merger. The adjustment to goodwill increased shareholders’ equity $640 thousand. In addition to the goodwill recorded for Keystone, the Company recorded a core deposit intangible asset of approximately $2.8 million. The core deposit intangible asset is amortized using an accelerated method over eight years from the date of the merger. Amortization expense of $218 thousand and $302 thousand was recorded in 2021 and 2020, respectively.

Changes to the carrying amount of goodwill for the years ended December 31, 2021 and 2020 are provided in the following table.

	2021	2020
Balance at beginning of year	$27,817	$27,817
Balance at end of year	$27,817	$27,817

A summary of core deposit intangible assets as of December 31, 2021 and 2020 is set forth below.

	2021	2020
Gross carrying amount	$8,433	$8,433
Less: accumulated amortization	(5,448)	(4,381)
Net carrying amount	$2,985	$4,052

Estimated amortization expenses related to the core deposit intangible assets for the next five years are as follows:

	Keystone	PSB	Trinity	Total
2022	$132	$587	$149	$868
2023	46	496	129	671
2024	-	404	109	513
2025	-	311	89	400
2026	-	219	68	287
Afterward	-	162	84	246
	$178	$2,179	$628	$2,985

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

Lease Right-of-Use Assets	Classification on Consolidated Statement of Condition	December 31, 2021	December 31, 2020
Operating lease right-of-use assets	Other Assets	$3,337	$1,636

Lease Liabilities	Classification on Consolidated Statement of Condition	December 31, 2021	December 31, 2020
Operating lease liabilities	Accrued interest payable and other liabilities	$3,424	$1,720

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

	December 31, 2021	December 31, 2020
Weighted-average remaining lease term for operating leases	10.62 Years	6.47 Years
Weighted-average discount rate for operating leases	6.00%	6.00%

Future minimum payments for operating leases with initial or remaining terms of one year or more as of December 31, 2021 were as follows:

Operating Leases
January 1, 2022 - December 31 2022	$591
January 1, 2023 - December 31 2023	611
January 1, 2024 - December 31 2024	559
January 1, 2025 - December 31 2025	506
January 1, 2026 - December 31 2026	455
Afterward	2,154
Total future minimum lease payments	4,876
Amounts representing Interest	(1,452)
Present value of net future minimum lease payments	$3,424

Total rent expense for 2021 and 2020 was approximately $600 thousand and $558 thousand, respectively.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

There were no disagreements with accountants regarding accounting and financial disclosure matters during the year ended December 31, 2021.

Item 9.A Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company has carried out an evaluation under the supervision and with participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even the effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2021, the Company’s disclosure controls and procedures are effective in ensuring that material information relating to the Company required to be disclosed in reports that if files or submits under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods and is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the year ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control Integrated Framework (2013).  Based on its assessment and those criteria, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2021.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2021, has been audited by Mauldin & Jenkins, LLC, an independent registered public accounting firm, as state in their report herein – “Report of Independent Registered Public Accounting Firm.”

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our Directors and Executive Officers

The following table sets forth the name, age, and position, as of December 31, 2021 of the individuals who currently serve as our executive officers and directors.

Name	Age	Position	Director Since
Larry Puckett	79	Director and Chairman of the Board of Directors	2006
W. Murray Neighbors	72	Director and Vice Chairman of the Board of Directors	2015	[1]
James M .Stubbs	59	Director and Chief Executive Officer	2006
Gerald R. Smith, Jr	68	Director and President	2015	[1]
Vernon B. Taylor	57	Director	2006
Jimmy L. Ridling	77	Director	2006
John A. Freeman	74	Director	2015	[1]
Brian McLeod	53	Director	2019	[3]
Charles E. Herron	64	Director	2019
Charles Moore, III	42	Director	2019	[2]
Kenneth H. Givens	68	Executive Vice President, CFO, Secretary of the Board of Directors	2011	[4]
Jason B. Davis	43	Executive Vice President, CFO, Secretary of the Board of Directors	2021	[5]
Gene C. Crane	57	Executive Vice President, Business Banking Manager	2021

[1]	Service commenced on December 31, 2015 as a result of the merger between River Financial Corporation and Keystone Bancshares, Inc. and its subsidiaries.
[2]	Service commenced as a result of the Peoples Southern merger.
[3]	Service commenced as a result of the Trinity merger.
[4]	Service ended on June 4, 2021 as a result of retirement.
[5]	Service commenced on June 4, 2021 as a result of Ken Givens’ retirement.

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

W. Murray Neighbors was appointed as a Director and Vice Chairman of the board of directors in 2015 as a result of the Keystone merger effective December 31, 2015.  Prior to the merger, Mr. Neighbors was one of the original Members of the Board of Directors and served as Chairman of the board of directors of Keystone Bancshares, Inc. and Keystone Bank in 2007.  Mr. Neighbors is retired from the US Treasury Department, but remains an active developer of commercial and residential properties in Auburn, AL.  He is managing member of WMN Properties, Member of P&T Properties (golf course and restaurant), member of ITC Capital Partners, LLC, and member of CFS 16, LLC.  Mr. Neighbors is also very active in his community as a member of the City of Auburn’s Commercial Development Authority, has served on the Business Development Committee for the Auburn Chamber of Commerce and as the Treasurer of the Lee County Rotary Club.

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

Vernon B. Taylor was one of the founding directors of River Bank & Trust in 2006, and is currently serving as a Director of River Financial Corporation and River Bank & Trust.  He has been in aviation for 28 years, and served as a pilot in the US Air Force.  Mr. Taylor later founded and directed two aviation service companies based in the River Region, MTW Aerospace Inc. and Universal Turbine Parts.  He serves on those boards and is an investor in local commercial real estate. Mr. Taylor is very active in the community while serving on several local boards.

Jimmy L. Ridling was one of the founding directors of River Bank & Trust in 2006, and was appointed as a Director and Vice Chairman of the board of directors at that time through 2015.  While currently serving as a Director of River Financial Corporation and River Bank & Trust, Mr. Ridling has had a successful career in the insurance industry and brings a diverse background to the board while currently serving as Commissioner of the Alabama Department of Insurance since 2008.  He was vice president of the U.S. operations of Firemen’s Fund Insurance, and then became President and Chief Executive Officer of Southern Guaranty.  Mr. Ridling also served as Chairman of the Board of Directors for Jackson Hospital and the River Region United Way, a board member of the Montgomery Airport Authority, the Montgomery Area Chamber of Commerce, and the Central Alabama Community Foundation.

John A. Freeman was appointed as a Director of the board of directors in 2015 as a result of the Keystone merger effective December 31, 2015.   Mr. Freeman is the President of Freeman Land Development, Inc, and has a long history as a community and civic leader in the Gadsden area.  He also previously served as an Advisory Director of Superior Bank in Gadsden, AL.

Kenneth H. Givens served as an Executive Vice President and Chief Financial Officer for River Bank & Trust and River Financial Corporation from 2011 until his retirement effective June 4, 2021.  Mr. Givens began his career in community bank accounting and financial management in 1974.   He spent his first 8 years with First Alabama (Regions) Bank of Dothan as a Controller and the Human Resource Director, and then spent the next 29 years with Aliant Financial Corporation & Aliant Bank as the Chief Financial Officer, Executive Vice President and Director.  Mr. Givens also served as an instructor at the Alabama Banking School from 1998 through the summer of 2014.

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

Jason B. Davis began his term as Executive Vice President and Chief Financial Officer for River Bank & Trust and River Financial Corporation effective June 4, 2021. Mr. Davis began his career as a Certified Public Accountant at Jackson Thornton for 15 years before coming in 2017 to River Bank & Trust as Controller. Mr. Davis is very active in the community while serving on several local boards.

Gene C. Crane began his term as Executive Vice President and Business Banking Manager in 2011. Mr. Crane began his career in community bank lending and business banking in 1987. He spent his first 4 years with AmSouth Bank as Business Banking Manager, 5 years with First Alabama Bank as Commercial Lending Manager, and 15 years with Whitney National Bank as Central Alabama Region President before coming to River Bank & Trust. Mr. Crane is very active in the community while serving on several local boards.

Board Size and Composition

RB&T currently has 24 Directors total, but only 10 of those Directors serve on River Financial Corporation’s Board of Directors.  Our directors are elected for a one-year term and hold office until their successors are duly elected and qualified, or until their earlier death, resignation or removal.

Director Independence

Our board of directors has determined that all of our directors are “independent directors,” as defined in NASDAQ Marketplace Rule 5605(a)(2), except Messrs. Stubbs and Smith, who are executive officers. In determining each director’s independence, our board of directors considered the services provided, and loan transactions between us or RB&T and the director or the director’s family members or businesses with which our directors or their family members are associated, and other matters that our board of directors deemed pertinent. The Bank has engaged since January 1, 2021 in certain transactions with its directors that have exceeded $120,000 in amount. Mr. Neighbors is an owner of LouCap, LLC which purchased a 1.315 acre commercial lot owned by the Bank in Auburn, AL for $450,000. The sales price was above the December 2019 appraised amount of $385,000. The Board considered this transaction in reaching its decision regarding the independence of this director.

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

Board of Directors’ Role in Risk Oversight

Our board of directors, as a whole and through its committees, has responsibility for the oversight of risk management.  In its risk oversight role, our board of directors has the responsibility to satisfy itself that the risk management processes designed and implemented by management are adequate and functioning as designed.  Our board of directors oversees an enterprise-wide approach to risk management, designed to support the achievement of organizational objectives, including strategic objectives, to improve long-term organizational performance and enhance stockholder value. As noted above, the positions of Chairman of the Board, held by Mr. Puckett, and Chief Executive Officer, held by Mr. Stubbs, are held by different individuals and have been since the Bank was first formed. The board believes that separating the roles of Chairman of the Board and Chief Executive Officer is in the best interest of River Financial. Having a separate board chairman allows Mr. Stubbs to focus on day-to-day operations and enhances the ability of the board to fulfill its oversight role over management.

Additional Information Concerning Directors

Our directors serve one-year terms. With the exception of the legacy Keystone directors and executive officers, and Messrs. Moore and McLeod, none of the directors or executive officers were selected pursuant to any arrangement or understanding, other than with our directors and executive officers acting within their capacities as such. There are no family relationships among our directors and executive officers. None of our directors or executive officers serves as a director of any other company that has a class of securities registered under, or that is subject to the periodic reporting requirements of, the Exchange Act, or any investment company registered under the Investment Company Act of 1940 other than Brian L. McLeod as noted above.   Messrs. Moore and McLeod were added as directors in 2019 as a result of acquisitions.  None of our directors or executive officers has been involved in any legal proceedings during the past 10 years that are material to an evaluation of the ability or integrity of any of our directors or executive officers or in which such director or officer had or has a material interest adverse to us or any of our subsidiaries. The principal occupation and employment during the past five years of each of our directors and executive officers was carried on, in each case except as specifically identified above, with a corporation or organization that is not a parent, subsidiary or other affiliate of us. The stock ownership with respect to each of our directors and executive officers is set forth in the table entitled “Security Ownership of Certain Beneficial Owners and Management” under Item 12 below.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics (“Code”) that all of the bank’s employees, officers and directors must abide by.   The Code is approved on an annual basis, and a receipt of acknowledgment and understanding of the Code is required annually by the directors of the board and all bank employees. We will provide, free of charge, a copy of our code to any person upon request made in writing to Karen Thompson Smith, VP Shareholder Relations/Operations Supervisor, P.O. Box 680249, Prattville, Alabama 36068, or by email, ksmith@river.bank. The Code may also be found on our website at www.riverbankandtrust.com.

Item 11. Executive Compensation

Compensation of Executive Officers

Our executive compensation program is designed to attract, motivate, and retain high-quality leadership and incentivize our executive officers to achieve performance goals over the short- and long-term, which also aligns the interests of our executive officers with our stockholders. The following discussion relates to the compensation of our Chief Executive Officer (CEO), Jimmy Stubbs, our  President, Gerald R. Smith, Jr., our Chief Financial Officer (CFO), Kenneth H. Givens (retired effective June 4, 2021), our Chief Financial Officer (CFO), Jason B. Davis (effective June 4, 2021), and our Executive Vice President (EVP), Gene C. Crane, who are collectively referred to herein as our named executive officers of River Financial Corporation. Our Executive Committee and board of directors has historically reviewed and determined the compensation of our named executive officers on an annual basis.

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

SERP Arrangements.  The Bank has a non-qualified supplemental executive retirement plan (“SERP”) for each of its named executive officers.  The SERP is an employer paid deferred compensation agreement that provides a life-time supplemental retirement income to the employee based on certain vesting and other requirements.  The benefits are paid annually upon retirement provided the executive is in good standing with the Bank.     The approximate annual payments to each of the named executive officers at retirement would be $100 thousand for Mr. Stubbs, $75 thousand for Mr. Smith, $50 thousand for Mr. Givens, $50 thousand for Mr. Davis, and $50 thousand for Mr. Crane.

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

Summary Compensation Table

The following table sets forth, for the years ended December 31, 2021 and December 31, 2020, a summary of the compensation paid to or earned by our named executive officers from the Company.

				Non-Equity
			Option (1)	Incentive Plan	All Other (2)
Name and Principal Position	Year	Salary ($)	Awards ($)	Compensation ($)	Compensation ($)	Total ($)
James M. Stubbs	2021	$319,615	$-	$208,694	$41,021	$569,329
Chief Executive Officer	2020	$313,110	$-	$188,863	$29,183	$531,156
Gerald R. Smith, Jr	2021	$263,996	$-	$172,377	$42,162	$478,535
President	2020	$268,623	$-	$155,998	$38,913	$463,534
Kenneth H. Givens	2021	$104,582	$-	$43,974	$18,071	$166,627
Chief Financial Officer (Retired 6/4/2021)	2020	$205,843	$-	$82,774	$21,352	$309,969
Jason B. Davis	2021	$147,169	$2,372	$56,250	$18,186	$223,977
Chief Financial Officer (Effective 6/4/2021	2020	N/A	N/A	N/A	N/A	N/A
Gene Crane	2021	$203,077	$-	$102,000	$24,073	$329,150
Business Banking Manager	2020	N/A	N/A	N/A	N/A	N/A

(1)	Represents the aggregate grant date fair value of options and warrants calculated in accordance with FASB Topic 718 as set forth in footnote 1 of River’s financial statements.
(2)	All other compensation:
a.

All other compensation for Mr. Stubbs in 2021 includes director fees ($15,000), medical and dental insurance ($7,534), life insurance / accidental death & dismemberment ($1,098), long term disability ($336), company vehicle ($3,153), and company match on the 401(K) ($11,600).

b.

All other compensation for Mr. Stubbs in 2020 includes director fees ($15,000), life insurance / accidental death & dismemberment ($1,098), long term disability ($336), company vehicle ($1,349), and company match on the 401(K) ($11,400).

c.

All other compensation for Mr. Smith in 2021 includes director fees ($15,000), medical and dental insurance ($9,648), gap insurance ($1,779), life insurance/accidental death & dismemberment ($720), long term disability ($336), company vehicle ($3,080), and company match on the 401(K) ($11,600).

d.

All other compensation for Mr. Smith in 2020 includes director fees ($15,000), medical and dental insurance ($8,895), gap insurance ($1,545), life insurance/accidental death & dismemberment ($720), long term disability ($336), company vehicle ($1,415), and company match on the 401(K) ($11,004).

e.

All other compensation for Mr. Givens in 2021 includes medical and dental insurance ($5,067), gap insurance ($964), life insurance / accidental death & dismemberment ($300), long term disability ($140), and company match on the 401(K) ($11,600).

f.

All other compensation for Mr. Givens in 2020 includes medical and dental insurance ($8,895), gap insurance ($1,545), life insurance / accidental death and dismemberment ($720), long term disability ($336), and company match on the 401(K) ($9,857).

g.

All other compensation for Mr. Davis in 2021 includes medical and dental insurance ($8,173, gap insurance ($2,300), life insurance / accidental death and dismemberment ($990), long term disability ($336), and company match on the 401(K) ($6,387).

h.

All other compensation for Mr. Crane in 2021 includes medical and dental insurance ($9,008), gap insurance ($2,300), life insurance / accidental death and dismemberment ($1,098), long term disability ($336), and company match on the 401(K) ($11,331).

2006 & 2015 Incentive Stock Compensation Plans

General. The 2015 Incentive Stock Compensation (“Incentive Plan”) Plan was approved by our stockholders at a special called meeting on December 1, 2015. The purpose of the Incentive Plan is to promote the long-term success of the Company by providing financial incentives to eligible persons who are in positions to make significant contributions toward such success.  The Plan is designed to attract individuals of outstanding ability to employment with the Company, to encourage such persons to acquire a proprietary interest in the Company, and to render superior performance for the Company. The 2015 Incentive Plan provides for the grant of incentive and non-qualified stock options, stock appreciation rights, restricted and unrestricted stock awards, performance awards, and other stock-based awards to our employees, officers, and directors. The 2015 Incentive Plan reserved for issuance a total of 600,000 shares of our common stock, and the 2006 Incentive Plan reserved for issuance a total of 375,000 shares of our common stock, subject to adjustment in the event of a recapitalization, stock split or similar event. As of March 1, 2022, 354,129 shares of our common stock were subject to outstanding options under the 2006 and 2015 Incentive Plans and 183,500 additional shares of our common stock were reserved for issuance under the 2015 Incentive Plan. The 2006 Incentive Plan expired on April 3, 2016.

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

Outstanding Equity Awards at 2021 Fiscal Year-End

The following table sets forth information as of December 31, 2021, concerning outstanding equity awards previously granted to our named executive officers:

	OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
	Option / Warrant awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexerciseable (1)	Option exercise price ($)	Option grant date	Option expiration date	Vesting Period from grant date (Years)
James Stubbs	10,000	-	$12.47	3/13/2013	3/13/2023	5
	10,000	-	$15.00	1/14/2015	1/14/2025	5
	40,000	-	$16.00	1/20/2016	1/20/2026	5
	15,000	10,000	$27.00	11/1/2018	11/1/2028	5
	8,000	12,000	$27.73	11/1/2019	11/1/2029	5
	83,000	22,000

Ray Smith	22,000	-	$16.00	1/20/2016	1/20/2026	5
	20,000	-	$27.00	11/1/2018	11/1/2028	3
	9,999	5,001	$27.73	11/1/2019	11/1/2029	3
	51,999	5,001

Gene Crane	3,000	-	$13.60	4/26/2017	4/26/2027	5
	2,500	-	$12.47	4/26/2018	4/26/2028	5
	1,000	-	$15.00	1/16/2019	1/16/2029	5
	3,000	4,500	$27.00	4/26/2019	4/26/2029	5
	9,500	4,500

Jason Davis	800	200	$20.25	4/26/2017	4/26/2027	5
	600	400	$24.50	4/26/2018	4/26/2028	5
	1,200	1,800	$27.00	1/16/2019	1/16/2029	5
	400	600	$27.00	4/26/2019	4/26/2029	5
	1,000	1,500	$27.73	11/1/2019	11/1/2029	5
	200	800	$28.62	4/26/2020	4/26/2030	5
	-	1,000	$26.86	4/26/2021	4/26/2031	5
	4,200	6,300

Total	148,699	37,801

(1)

Unexerciseable options are subject to time-vesting requirements ranging from three to five years from the grant date.  Options subject to time-vesting period of 5 years and 3 years vest 20% and 33.33% per year, respectively, on the grant anniversary date.

Retirement Benefits

We maintain a tax-qualified 401(k) Employee Stock Ownership Plan, or the “ESOP”, in which our named executive officers participate, as well as any other eligible employees. The Plan allows participants to contribute up to 100% of their pay on a pre-tax basis into individual retirement accounts, subject to the maximum annual limits set by the IRS.  However, no more than 50% of the participant’s contribution can be invested in the company stock.  The Company’s matching employer contribution is in an amount equal to 100% of the first 3% and 50% up to the next 2% of each plan participant’s elective deferrals. The employer’s matching contributions are currently 100% invested in company stock, and are immediately 100% vested in order to maintain “safe harbor” status.

Director Compensation

Fees.  The Board may from time to time establish director fees for board and committee meetings to be paid to all directors, including directors who are employed by the Company.  Fees are normally paid in December of each year for such years in which services were performed.  Fees may be paid in cash or in Company common stock. River Financial Corporation Directors received a director’s fee of $15,000 in each of 2021 and 2020.

The following table shows fees paid to those persons who were directors of the Bank in 2021 and 2020.

		DIRECTOR COMPENSATION
Name		Year	Fees earned or paid in cash ($)	(1) (2) Stock Awards ($)	Total ($)
Larry Puckett	(3)	2021	$15,000	N/A	$15,000
Jimmy L. Ridling	(3)	2021	$15,000	N/A	$15,000
Lynn M. Carter		2021	$15,000	N/A	$15,000
Charles E. Herron	(3)	2021	$24	$14,976	$15,000
Jerry C. Kyser, Jr.		2021	$24	$14,976	$15,000
David R. Thrasher	(3)	2021	$15,000	N/A	$15,000
R. Shepherd Morris		2021	$15,000	N/A	$15,000
Bolling P. Starke, III		2021	$24	$14,976	$15,000
David B. Smith		2021	$15,000	N/A	$15,000
Vernon B. Taylor	(3)	2021	$24	$14,976	$15,000
Dorothy Sanford		2021	$15,000	N/A	$15,000
Adolph Weil, III		2021	$24	$14,976	$15,000
James M. Stubbs	(3)	2021	$15,000	N/A	$15,000
Gerald R. Smith, Jr	(3)	2021	$15,000	N/A	$15,000
Banks Herndon		2021	$15,000	N/A	$15,000
Boles Pegues		2021	$15,000	N/A	$15,000
Howard J. Porter, Jr.		2021	$24	$14,976	$15,000
John A. Freeman		2021	$15,000	N/A	$15,000
Charles Moore, III	(3)	2021	$24	$14,976	$15,000
John Y. Reynolds		2021	$15,000	N/A	$15,000
Brian McLeod	(3)	2021	$24	$14,976	$15,000
Robbin Thompson		2021	$24	$14,976	$15,000
Jonathan Traylor		2021	$15,000	N/A	$15,000
Lucian Newman		2021	$24	$14,976	$15,000
W. Murray Neighbors	(3)	2021	$24	$14,976	$15,000

Larry Puckett	(3)	2020	$15,000	N/A	$15,000
Jimmy L. Ridling	(3)	2020	$15,000	N/A	$15,000
Lynn M. Carter		2020	$15,000	N/A	$15,000
Charles E. Herron	(3)	2020	$23	$14,977	$15,000
Jerry C. Kyser, Jr.		2020	$23	$14,977	$15,000
David R. Thrasher	(3)	2020	$15,000	N/A	$15,000
R. Shepherd Morris		2020	$23	$14,977	$15,000
Bolling P. Starke, III		2020	$15,000	N/A	$15,000
David B. Smith		2020	$15,000	N/A	$15,000
Vernon B. Taylor	(3)	2020	$23	$14,977	$15,000
Dorothy Sanford		2020	$15,000	N/A	$15,000
Adolph Weil, III		2020	$23	$14,977	$15,000
James M. Stubbs	(3)	2020	$15,000	N/A	$15,000
Gerald R. Smith, Jr	(3)	2020	$15,000	N/A	$15,000
Banks Herndon		2020	$15,000	N/A	$15,000
Boles Pegues		2020	$15,000	N/A	$15,000
Howard J. Porter, Jr.		2020	$23	$14,977	$15,000
John A. Freeman		2020	$15,000	N/A	$15,000
Charles Moore, III	(3)	2020	$23	$14,977	$15,000
John Y. Reynolds		2020	$15,000	N/A	$15,000
Brian McLeod	(3)	2020	$23	$14,977	$15,000
Robbin Thompson		2020	$6,003	$8,997	$15,000
Jonathan Traylor		2020	$23	$14,977	$15,000
Lucian Newman		2020	$15,000	N/A	$15,000
W. Murray Neighbors	(3)	2020	$15,000	N/A	$15,000

(1) During 2019, the Company adopted a director fee compensation plan which allows directors to receive all or a portion of their director compensation in the form of Company stock.
(2) The aggregate grant date fair value is computed in accordance with FASB ASC Topic 718.
(3) Holding Company Director. $6,000 of compensation was paid from River Financial Corporation with the remainder paid from the Bank.

Change in Control Agreements

River Bank & Trust has change in control agreements with Jimmy Stubbs, Chief Executive Officer, Gerald R. Smith, President, Jason B. Davis, Executive Vice President and Chief Financial Offer, and Gene C. Crane, Executive Vice President and Business Banking Manager, and six other executive officers of the bank. Mr. Stubbs’ and Mr. Smith’s agreements are for a term of 36 months and renew annually, and the agreements for all other executive officers are for 24 months and renew annually.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 1, 2022 by:

•	each of our directors;

•	our Named Executive Officers listed in the Summary Compensation Table;

•	all of our current directors and executive officers as a group; and

•	each stockholder known by us to beneficially own more than 5% of our common stock

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. Shares of common stock that may be acquired by an individual or group within 60 days of March 1, 2022, pursuant to derivative securities, such as options or RSUs, are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table. Percentage of ownership is based on an aggregate of 6,634,027 shares of common stock outstanding as of March 1, 2022.

Except as indicated in footnotes to this table, we believe that the stockholders named in this table have sole voting and investment power with respect to all shares of common stock shown to be beneficially owned by them, based on information provided to us by such stockholder.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percentage of Outstanding Shares (1)
Named Directors & Executive Officers
Larry Puckett	132,000		1.99%
Jim Ridling	100,352		1.51%
Vernon B Taylor	140,717		2.12%
James M Stubbs	252,030	(2)	3.80%
Gerald R Smith, Jr	127,249	(3)	1.92%
W. Murray Neighbors	60,002		0.90%
John A. Freeman	25,496		0.38%
Kenneth H. Givens	6,261		0.09%
Charles E. Herron	151,578		2.28%
Brian McLeod	13,003		0.20%
Charles Moore, III	17,658		0.27%
Gene C. Crane	23,650	(4)	0.36%
Jason B. Davis	6,800	(5)	0.10%

Executive Officers and Directors as a Group	1,056,796		15.93%
5% Stockholders known by us	N/A

(1)

Based upon total outstanding shares as of March 1, 2022.  Percentages are calculated for each person assuming the exercise of options or warrants held by such person but that no other person exercises options or warrants.  For the directors and executive officers as a group, the percentage is determined by assuming that each director and executive officer exercises all options and warrants but that no other person exercises options or warrants.

(2)	James M. Stubbs’ ownership includes 83,000 vested options not yet exercised. Also includes 41,875 shares held in a trust where Mr. Stubbs is the trustee, but not the beneficiary of the trust.
(3)	Gerald R. Smith, Jr.’s ownership includes 39,999 vested options not yet exercised.
(4)	Gene C. Crane’s ownership includes 8,000 vested options not yet exercised.
(5)	Jason B. Davis’ ownership includes 4,800 vested options not yet exercised.

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

We have had in the past, and expect to have in the future, banking transactions in the ordinary course of business with our directors, officers, and principal stockholders, and their associates, on substantially the same terms, including interest rates and collateral, as those prevailing at the same time for comparable transactions with unrelated parties. Such transactions are not expected to involve more than the normal risks of collectability nor present other unfavorable features to us. Loans to individual directors and officers must also comply with our lending policies and statutory lending limits. See “Director Independence” above.

Item 14. Principal Accountant Fees and Services

During the period covering the fiscal years ended December 31, 2021 and 2020, Mauldin & Jenkins, LLC performed the following professional services. The retention of Mauldin & Jenkins, LLC was approved in advance by the audit committee.  In accordance with the Company’s audit committee procedures, the audit committee approved the retention of the independent accountants, the length of its engagement, and the services performed.  The independent Registered Public Accounting Firm is Mauldin & Jenkins, LLC (PCAOB Firm ID NO. 00669) located in Birmingham, Alabama.

Description	2021	2020
Audit Fees	$157,385	$147,170
Audit-Related Fees	$-	$-
Tax Fees	$9,200	$9,100
All Other Fees	$-	$-

Item 15. Index to Exhibits

Documents Filed as Part of this Report.

(1)	The following financial statements are incorporated by reference from Item 8 hereof:

•	Consolidated Balance Sheets as of December 31, 2021 and 2020;
•	Consolidated Statements of Income for the Years Ended December 31, 2021 and 2020;
•	Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2021 and 2020;
•	Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2021 and 2020;
•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2021 and 2020; and
•	Notes to Consolidated Financial Statements.

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

10.13

Loan and Security Agreement, dated August 9, 2021, between River Financial Corporation and ServisFirst Bank files as Exhibit 10.13 to the Registrant’s Form 10-Q, filed on November 9, 2021 and incorporated herein by reference.

21.1

Subsidiaries of River Financial Corporation, filed as Exhibit 21.1 to the Registrant’s Registration Statement on Form S-4, registration no. 333-205986 filed on July 31, 2015 and incorporated herein by reference.

23.1	Consent of Mauldin and Jenkins, LLC (Filed herewith)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended (Filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended (Filed herewith)

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Filed herewith)

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Incline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive File (embedded within the Inline XBRL document)

*	Management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary

Not applicable.

Signatures

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934 the registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Prattville, State of Alabama, on March 15, 2022.

RIVER FINANCIAL CORPORATION

By:	/s/ James M. Stubbs
James M. Stubbs
Chief Executive Officer
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange Act of 1994, this report has been signed by the following persons on behalf of the registrant and in the capacities on the dates indicated.

/s/ James M. Stubbs	CEO and Director	*
James M. Stubbs

/s/ Jason B. Davis	Chief Financial Officer	*
Jason B. Davis	(Principal Financial and Accounting Officer)

/s/ Larry Puckett	Director and Chairman of the Board	*
Larry Puckett

/s/ W. Murray Neighbors	Director and Vice Chairman of the Board	*
W. Murray Neighbors

/s/ Gerald R. Smith	Director and President	*
Gerald R. Smith

/s/ Vernon B. Taylor	Director	*
Vernon B. Taylor

/s/ Jimmy L. Ridling	Director	*
Jimmy L. Ridling

/s/ John A. Freeman	Director	*
John A. Freeman

/s/ Charles E. Herron	Director	*
Charles E. Herron

/s/ Charles Moore, III	Director	*
Charles Moore, III

/s/ Brian McLeod	Director	*
Brian McLeod

* March 15, 2022

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.

To date no annual report or proxy statement has been furnished to shareholders.  The registrant shall furnish to the Commission copies of its proxy statement when sent to security holders.