Form 10-Q
period 2022-03-31
River Financial Corp
filed 2022-05-10
CIK 1641601

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 2, 2022, the registrant had 6,634,027 shares of common stock, $1.00 par value per share, outstanding.

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

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

RIVER FINANCIAL CORPORATION

Consolidated Statements of Financial Condition

(in thousands except share data)

	March 31, 2022	December 31, 2021
	Unaudited	Audited
Assets
Cash and due from banks	$33,721	$15,756
Interest-bearing deposits in banks	53,358	36,706
Federal funds sold	-	9,500
Cash and cash equivalents	87,079	61,962

Certificates of deposit in banks	3,412	3,412
Securities held-to-maturity, at amortized cost	139,592	50,182
Securities available-for-sale, at fair value	765,547	876,759
Loans held for sale	8,212	15,501
Loans, net of unearned income and discounts	1,336,352	1,266,665
Less allowance for loan losses	(20,894)	(20,922)
Net loans	1,315,458	1,245,743
Premises and equipment, net	37,879	36,702
Accrued interest receivable	7,094	7,031
Bank owned life insurance	45,464	45,161
Foreclosed assets	342	256
Deferred income taxes, net	15,891	6,253
Core deposit intangible	2,749	2,985
Goodwill	27,817	27,817
Restricted equity securities	1,748	1,482
Other assets	12,775	14,434
Total assets	$2,471,059	$2,395,680
Liabilities and Shareholders' Equity
Noninterest-bearing deposits	$644,800	$610,002
Interest-bearing deposits	1,608,786	1,541,175
Total deposits	2,253,586	2,151,177
Securities sold under agreements to repurchase	9,920	9,754
Subordinated debentures, net of loan costs	39,362	39,344
Accrued interest payable and other liabilities	10,337	12,727
Total liabilities	2,313,205	2,213,002
Common stock related to 401(k) Employee Stock Ownership Plan	3,116	3,116
Stockholders' Equity
Common stock ($1 par value; 10,000,000 shares authorized; 6,634,135 and 6,570,385 shares issued; 6,634,027 and 6,568,285 shares outstanding, respectively)	6,634	6,570
Additional paid-in capital	103,272	101,583
Retained earnings	80,651	75,815
Accumulated other comprehensive loss	(31,346)	(1,222)
Unvested restricted stock	(1,353)	-
Treasury stock at cost (108 and 2,100 shares, respectively)	(4)	(68)
Common stock related to 401(k) Employee Stock Ownership Plan	(3,116)	(3,116)
Total stockholders' equity	154,738	179,562
Total equity	157,854	182,678
Total liabilities and stockholders' equity	$2,471,059	$2,395,680

The accompanying notes are an integral part of these financial statements.

RIVER FINANCIAL CORPORATION

Unaudited Consolidated Statements of Income

(in thousands except per share data)

	For the Three Months Ended:
	March 31,
	2022	2021
Interest income:
Loans, including fees	$15,471	$15,553
Taxable securities	3,173	1,363
Nontaxable securities	502	536
Federal funds sold	2	7
Other interest income	25	29
Total interest income	19,173	17,488
Interest expense:
Deposits	815	1,119
Short-term borrowings	4	3
Subordinated debentures	419	102
Note payable	-	246
Total interest expense	1,238	1,470
Net interest income	17,935	16,018
Provision for loan losses	-	1,186
Net interest income after provision for loan losses	17,935	14,832
Noninterest income:
Service charges and fees	1,603	1,342
Investment brokerage revenue	143	63
Mortgage operations	1,899	1,848
Bank owned life insurance income	303	269
Net (loss) gain on sales of investment securities	(588)	7
Other noninterest income	147	131
Total noninterest income	3,507	3,660
Noninterest expense:
Salaries and employee benefits	7,007	5,915
Occupancy expenses	645	574
Equipment rentals, depreciation, and maintenance	316	275
Telephone and communications	86	177
Advertising and business development	151	136
Data processing	849	664
Foreclosed assets, net	(2)	41
Federal deposit insurance and other regulatory assessments	365	293
Legal and other professional services	311	279
Other operating expenses	1,674	1,440
Total noninterest expense	11,402	9,794
Income before income taxes	10,040	8,698
Provision for income taxes	2,286	1,911
Net income	$7,754	$6,787

Basic net earnings per common share	$1.17	$1.04
Diluted net earnings per common share	$1.15	$1.03
Dividends per common share	$0.44	$0.40

The accompanying notes are an integral part of these financial statements.

RIVER FINANCIAL CORPORATION

Unaudited Consolidated Statements of Comprehensive (Loss) Income

(in thousands)

	For the Three Months Ended
	March 31,
	2022	2021
Net income	$7,754	$6,787
Other comprehensive loss, net of tax:
Investment securities available-for-sale:
Net unrealized losses	(40,813)	(6,387)
Income tax effect	10,249	1,604
Reclassification adjustments for net losses (gains) realized in net income	588	(7)
Income tax effect	(148)	2
Other comprehensive loss, net of tax	(30,124)	(4,788)
Comprehensive (loss) income	$(22,370)	$1,999

The accompanying notes are an integral part of these financial statements.

RIVER FINANCIAL CORPORATION

Unaudited Consolidated Statements of Changes in Stockholders' Equity

(in thousands except share and per share data)

				Accumulated			Common
		Additional		Other	Unvested		Stock	Total
	Common	Paid In	Retained	Comprehensive	Restricted	Treasury	Related to	Stockholders'
	Stock	Capital	Earnings	Loss	Stock	Stock	ESOP	Equity
Balance at December 31, 2021	$6,570	$101,583	$75,815	$(1,222)	$-	$(68)	$(3,116)	$179,562
Net income	-	-	7,754	-		-	-	7,754
Other comprehensive loss, net of tax	-	-	-	(30,124)		-	-	(30,124)
Exercise of stock options (18,000 shares)	18	280	-	-		-	-	298
Purchase of treasury stock (3,000 shares)	-	-	-	-		(102)	-	(102)
Restricted stock grants (45,750 shares)	46	1,382			(1,428)			-
Sale of treasury shares (4,992 shares)	-	(11)	-	-		166	-	155
Dividends declared ($0.44 per share)	-	-	(2,918)	-		-	-	(2,918)
Stock-based compensation expense	-	38	-	-	75	-	-	113
Balance at March 31, 2022	$6,634	$103,272	$80,651	$(31,346)	$(1,353)	$(4)	$(3,116)	$154,738

The accompanying notes are an integral part of these financial statements.

RIVER FINANCIAL CORPORATION

Unaudited Consolidated Statements of Cash Flows

(in thousands)

	For the Three Months
	Ended March 31,
	2022	2021
Cash Flows From Operating Activities:
Net Income	$7,754	$6,787
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	-	1,186
Provision for losses on foreclosed assets	-	30
Amortization of securities	1,173	1,705
Accretion of securities	(128)	(41)
Realized net loss (gain) on securities available-for-sale	588	(7)
Accretion of discount on acquired loans	(3)	(43)
Accretion of deferred loan fees / costs	(910)	(684)
Amortization of core deposit intangible asset	236	286
Amortization of debt issuance costs	18	-
Stock-based compensation expense	113	46
Bank owned life insurance income	(303)	(269)
Depreciation and amortization of premises and equipment	408	368
Gain on sales of foreclosed assets	(15)	(10)
Deferred income tax expense (benefit)	463	(657)
(Increase) decrease in operating assets and (decrease) increase in operating liabilities:
Loans held-for-sale	7,289	10,650
Accrued interest receivable	(63)	244
Other assets	1,659	1,199
Accrued interest payable and other liabilities	(2,390)	220
Net cash from operating activities	15,889	21,010
Cash Flows Used For Investing Activities:
Activity in securities available-for-sale:
Sales of securities available-for-sale	119,950	4,383
Maturities, payments, calls of securities available-for-sale	22,599	32,919
Purchases of securities available-for-sale	(151,184)	(196,006)
Activity in securities held-to-maturity:
Maturities, payments, calls of securities held-to-maturity	1,343	-
Purchases of securities held-to-maturity	(12,764)	-
Loan principal originations, net	(69,012)	(25,003)
Proceeds from sale of foreclosed assets	139	84
Purchases of premises and equipment	(1,585)	(1,237)
(Purchase) sale of restricted equity securities, net	(266)	295
Purchase of bank owned life insurance	-	(11,000)
Net cash used for investing activities	(90,780)	(195,565)
Cash Flows From Financing Activities:
Net increase in deposits	102,409	175,099
Net increase (decrease) in securities sold under agreements to repurchase	166	(202)
Proceeds from issuance of subordinated debt, net of loan costs	-	39,298
Repayment of note payable	-	(20,392)
Proceeds from exercise of common stock options and warrants	298	59
Purchase of treasury stock	(102)	-
Sale of treasury stock	155	762
Cash dividends	(2,918)	(2,612)
Net cash from financing activities	100,008	192,012
Net Change In Cash And Cash Equivalents	25,117	17,457
Cash and Cash Equivalents At Beginning Of Period	61,962	60,268
Cash and Cash Equivalents At End Of Period	$87,079	$77,725

Supplemental Disclosures Of Cash Flows Information:
Cash Payments For:
Interest paid to depositors	$842	$1,158
Interest paid on borrowings	$347	$463
Non-cash investing and financing activities:
Transfer of loans to foreclosed assets	$210	$41
Transfer of securities from available-for-sale to held-to-maturity	$78,047	$-
Restricted stock grant	$1,428	$-

The accompanying notes are an integral part of these financial statements.

River Financial Corporation

Notes to Unaudited Consolidated Financial Statements

(amounts in thousands, except share and per share data)

Note 1 – Basis of Presentation

General

The unaudited consolidated financial statements include the accounts of River Financial Corporation (“River” or the “Company”) and its wholly owned subsidiary, River Bank & Trust (“Bank”). The Bank provides a full range of commercial and consumer banking services primarily in the Montgomery, Alabama metropolitan area, Autauga, Baldwin, Chilton, Coffee, Elmore, Etowah, Houston, Lee, Madison, Mobile, Morgan and Tallapoosa counties and surrounding counties in Alabama.  The Bank is primarily regulated by the Federal Deposit Insurance Corporation (FDIC) and undergoes periodic examinations by this regulatory agency and the Alabama Banking Department.  The Company is regulated by the Federal Reserve Bank (FRB) and is also subject to periodic examinations.

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

These interim consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and, therefore, certain information and note disclosures normally presented in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) have been omitted or abbreviated. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes as of December 31, 2021, which are contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

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

Note 2 – Reclassifications

Certain prior period amounts have been reclassified to conform to the presentation used in 2022. These reclassifications had no material effect on the operations, financial condition or cash flows of the Company.

Note 3 – Earnings Per Share

Basic earnings per common share are computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per common share are computed by dividing net income by the effect of the issuance of potential common shares that are dilutive and by the sum of the weighted-average number of shares of common stock outstanding. All shares owned by the Company’s 401(k) Employee Stock Ownership Plan (ESOP) are included in the earnings per share calculations.

The reconciliation of the components of the basic and diluted earnings per share is as follows (amounts in thousands):

	For the Three Months
	Ended March 31,
	2022	2021
Net earnings available to common shareholders	$7,754	$6,787
Weighted average common shares outstanding	6,625,463	6,519,747
Dilutive effect of stock options	90,137	67,716
Diluted common shares	6,715,600	6,587,463
Basic earnings per common share	$1.17	$1.04
Diluted earnings per common share	$1.15	$1.03

Note 4 – Investment Securities

The following tables summarize the amortized cost and fair value of securities available-for-sale and securities held-to-maturity and the corresponding amounts of unrealized gains and losses recognized in accumulated other comprehensive loss at March 31, 2022 and December 31, 2021 (amounts in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2022:
Securities available-for-sale:
Residential mortgage-backed	$463,920	$3	$(27,198)	$436,725
U.S. treasury securities	151,257	-	(8,749)	142,508
U.S. govt. sponsored enterprises	91,326	182	(2,438)	89,070
State, county, and municipal	82,948	300	(3,314)	79,934
Corporate debt obligations	17,924	28	(642)	17,310
Total available-for-sale	$807,375	$513	$(42,341)	$765,547

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2022:
Securities held-to-maturity:
Residential mortgage-backed	$76,660	$-	$(7,069)	$69,591
State, county, and municipal	62,932	-	(5,999)	56,933
Total held-to-maturity	$139,592	$-	$(13,068)	$126,524

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2021:
Securities available-for-sale:
Residential mortgage-backed	$562,109	$1,512	$(6,063)	$557,558
U.S. treasury securities	151,331	-	(1,803)	149,528
U.S. govt. sponsored enterprises	54,005	555	(65)	54,495
State, county, and municipal	94,976	4,405	(127)	99,254
Corporate debt obligations	15,942	49	(67)	15,924
Total available-for-sale	$878,363	$6,521	$(8,125)	$876,759

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2021:
Securities held-to-maturity:
State, county, and municipal	$50,182	$139	$(156)	$50,165
Total held-to-maturity	$50,182	$139	$(156)	$50,165

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

The following tables summarize securities with unrealized and unrecognized losses as of March 31, 2022 and December 31, 2021 aggregated by major security type and length of time in a continuous unrealized or unrecognized loss position (amounts in thousands):

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2022:
Securities available-for-sale:
Residential mortgage-backed	$399,520	$24,289	$30,992	$2,909	$430,512	$27,198
U.S. treasury securities	142,508	8,749	-	-	142,508	8,749
U.S. govt. sponsored enterprises	68,351	2,438	-	-	68,351	2,438
State, county & municipal	57,143	2,980	2,941	334	60,084	3,314
Corporate debt obligations	15,353	642	-	-	15,353	642
Total available-for-sale	$682,875	$39,098	$33,933	$3,243	$716,808	$42,341

Securities held-to-maturity:
Residential mortgage-backed	$9,285	$635	$60,306	$6,434	$69,591	$7,069
State, county & municipal	51,589	5,999	-	-	51,589	5,999
Total held-to-maturity	$60,874	$6,634	$60,306	$6,434	$121,180	$13,068

December 31, 2021:
Securities available-for-sale:
Residential mortgage-backed	$442,210	$5,075	$33,032	$988	$475,242	$6,063
U.S. treasury securities	149,528	1,803	-	-	149,528	1,803
U.S. govt. sponsored enterprises	27,377	65	-	-	27,377	65
State, county & municipal	6,775	110	618	17	7,393	127
Corporate debt obligations	9,948	67	-	-	9,948	67
Total available-for-sale	$635,838	$7,120	$33,650	$1,005	$669,488	$8,125

Securities held-to-maturity:
State, county & municipal	$17,775	$156	$-	$-	$17,775	$156
Total held-to-maturity	$17,775	$156	$-	$-	$17,775	$156

As of March 31, 2022, management does not consider securities with unrealized losses to be other-than-temporarily impaired. The unrealized losses in each category have occurred as a result of changes in interest rates, market spreads and market conditions subsequent to purchase. The Company has the ability and intent to hold its securities for a period of time sufficient to allow for a recovery in fair value. There were no other-than-temporary impairments charged to earnings during the three months ended March 31, 2022 or 2021.  The Company owned a total of 313 securities with unrealized losses of $55.4 million at March 31, 2022. As of March 31, 2022 and December 31, 2021, securities with a carrying value of approximately $215.1 million and $205.3 million, respectively, were pledged to secure public deposits as required by law. At March 31, 2022 and December 31, 2021, the carrying value of securities pledged to secure repurchase agreements was approximately $17.0 million and $17.9 million, respectively.

During the three months ended March 31, 2022, the Company sold investment securities for proceeds of  $120.0 million and realized losses of $588 thousand.  During the three months ended March 31, 2021, the Company sold investment securities for proceeds of $4.4 million and realized gains of $7 thousand.

The amortized cost and estimated fair value of debt securities at March 31, 2022 and December 31, 2021, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities for residential mortgage backed securities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.  These securities are therefore not presented by maturity classification.

	March 31, 2022		December 31, 2021
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)		(In Thousands)
Securities available-for-sale
Less than 1 year	$9,501	$9,576	$11,573	$11,682
1 to 5 years	157,437	149,248	158,678	157,799
5 to 10 years	91,989	88,244	70,856	70,959
After 10 years	84,528	81,754	75,147	78,761
	343,455	328,822	316,254	319,201
Residential mortgage-backed securities	463,920	436,725	562,109	557,558
Total available-for-sale	$807,375	$765,547	$878,363	$876,759

	March 31, 2022		December 31, 2021
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)		(In Thousands)
Securities held-to-maturity
5 to 10 years	$5,150	$4,756	$1,132	$1,132
After 10 years	57,782	52,177	49,050	49,033
	62,932	56,933	50,182	50,165
Residential mortgage-backed securities	76,660	69,591	-	-
Total held-to-maturity	$139,592	$126,524	$50,182	$50,165

Note 5 – Loans, Allowance for Loan Losses and Credit Quality

Major classifications of loans at March 31, 2022 and December 31, 2021 are summarized as follows (amounts in thousands):

	March 31, 2022		December 31, 2021
	Amount	% of Total	Amount	% of Total
Residential real estate:
Closed-end 1-4 family - first lien	$342,343	26.0%	$317,754	25.5%
Closed-end 1-4 family - junior lien	5,541	0.4%	5,434	0.4%
Multi-family	10,027	0.8%	9,981	0.8%
Total residential real estate	357,911	27.2%	333,169	26.7%
Commercial real estate:
Nonfarm nonresidential	386,501	29.4%	350,373	28.1%
Farmland	45,828	3.5%	38,808	3.1%
Total commercial real estate	432,329	32.9%	389,181	31.2%
Construction and land development:
Residential	101,909	7.7%	90,924	7.3%
Other	106,548	8.1%	105,192	8.4%
Total construction and land development	208,457	15.8%	196,116	15.7%
Home equity lines of credit	51,764	3.9%	49,569	4.0%
Commercial loans:
Other commercial loans	189,932	14.4%	201,922	16.2%
Agricultural	35,037	2.7%	36,063	2.9%
State, county, and municipal loans	23,467	1.8%	23,939	2.0%
Total commercial loans	248,436	18.9%	261,924	21.1%
Consumer loans	43,058	3.3%	43,080	3.5%
Total gross loans	1,341,955	102.0%	1,273,039	102.2%
Allowance for loan losses	(20,894)	-1.6%	(20,922)	-1.7%
Net discounts	(363)	0.0%	(400)	0.0%
Net deferred loan fees	(5,240)	-0.4%	(5,974)	-0.5%
Net loans	$1,315,458	100.0%	$1,245,743	100.0%

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

	Real Estate Mortgage Loans
			Construction	Home Equity
			and Land	Lines
Allowance for Loan Losses	Residential	Commercial	Development	Of Credit	Commercial	Consumer	Total
Balance - December 31, 2021	$2,596	$8,038	$2,992	$396	$6,486	$414	$20,922
Provision (credit) for loan losses	112	251	(28)	17	(354)	2	-
Loan charge-offs	-	-	-	-	(62)	-	(62)
Loan recoveries	-	5	4	-	16	9	34
Balance - March 31, 2022	$2,708	$8,294	$2,968	$413	$6,086	$425	$20,894

Ending balance:
Individually evaluated for impairment	$42	$-	$115	$-	$48	$105	$310
Collectively evaluated for impairment	2,666	8,294	2,853	413	6,038	320	20,584
Total	$2,708	$8,294	$2,968	$413	$6,086	$425	$20,894

Loans:
Individually evaluated for impairment	$1,928	$5,780	$408	$102	$270	$106	$8,594
Collectively evaluated for impairment	355,972	426,549	208,042	51,662	248,166	42,952	1,333,343
Acquired loans with deteriorated credit quality	11	-	7	-	-	-	18
Total	$357,911	$432,329	$208,457	$51,764	$248,436	$43,058	$1,341,955

	Real Estate Mortgage Loans
			Construction	Home Equity
			and Land	Lines
Allowance for Loan Losses	Residential	Commercial	Development	Of Credit	Commercial	Consumer	Total
Balance - December 31, 2020	$1,676	$6,807	$1,749	$268	$5,897	$406	$16,803
Provision (credit) for loan losses	124	787	132	(13)	194	(38)	1,186
Loan charge-offs	-	-	-	-	(40)	(5)	(45)
Loan recoveries	-	31	-	-	38	15	84
Balance - March 31, 2021	$1,800	$7,625	$1,881	$255	$6,089	$378	$18,028

Ending balance:
Individually evaluated for impairment	$81	$-	$-	$-	$191	$77	$349
Collectively evaluated for impairment	1,719	7,625	1,881	255	5,898	301	17,679
Total	$1,800	$7,625	$1,881	$255	$6,089	$378	$18,028

Loans:
Individually evaluated for impairment	$957	$2,622	$267	$407	$291	$77	$4,621
Collectively evaluated for impairment	276,315	351,778	161,239	41,268	341,263	43,042	1,214,905
Acquired loans with deteriorated credit quality	259	843	18	-	-	4	1,124
Total	$277,531	$355,243	$161,524	$41,675	$341,554	$43,123	$1,220,650

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

We have received requests from our borrowers for loan and lease deferrals and modifications including the deferral of principal payments or the deferral of principal and interest payments for terms generally around 90-180 days. Requests are evaluated individually and approved modifications are based on the unique circumstances of each borrower.  In total, the Bank placed approximately $167 million of loans on a loan deferral plan as part of COVID-19 modifications.  As of March 31, 2022, approximately $270 thousand of these loans remain on deferral. In accordance with Section 4013 of the CARES Act and the interagency statement, we have not accounted for such loans as TDRs, nor have we designated them as past due or nonaccrual.  The risk ratings for these loans are evaluated regularly and evaluated for impairment if deemed necessary.

The following table presents impaired loans by class of loans as of March 31, 2022 (amounts in thousands).  Purchased credit-impaired loans are not included in these tables because they are carried at fair value and accordingly have no related associated allowance.

Nonaccruing Impaired Loans	Unpaid Principal Balance	Recorded Investment	Impaired Loans With No Allowance	Impaired Loans With Allowance	Allowance for Loan Losses
Mortgage loans on real estate:
Residential real estate	$1,143	$1,143	$1,040	$103	$33
Commercial real estate	1,115	1,115	1,115	-	-
Construction and land development	-	-	-	-	-
Total mortgage loans on real estate	2,258	2,258	2,155	103	33
Home equity lines of credit	-	-	-	-	-
Commercial loans	-	-	-	-	-
Consumer loans	55	55	-	55	55
Total Loans	$2,313	$2,313	$2,155	$158	$88

Accruing Impaired Loans	Unpaid Principal Balance	Recorded Investment	Impaired Loans With No Allowance	Impaired Loans With Allowance	Allowance for Loan Losses
Mortgage loans on real estate:
Residential real estate	$785	$785	$728	$57	$9
Commercial real estate	4,665	4,665	4,665	-	-
Construction and land development	408	408	-	408	115
Total mortgage loans on real estate	5,858	5,858	5,393	465	124
Home equity lines of credit	102	102	102	-	-
Commercial loans	270	270	222	48	48
Consumer loans	51	51	-	51	50
Total Loans	$6,281	$6,281	$5,717	$564	$222

Total Impaired Loans	Unpaid Principal Balance	Recorded Investment	Impaired Loans With No Allowance	Impaired Loans With Allowance	Allowance for Loan Losses
Mortgage loans on real estate:
Residential real estate	$1,928	$1,928	$1,768	$160	$42
Commercial real estate	5,780	5,780	5,780	-	-
Construction and land development	408	408	-	408	115
Total mortgage loans on real estate	8,116	8,116	7,548	568	157
Home equity lines of credit	102	102	102	-	-
Commercial loans	270	270	222	48	48
Consumer loans	106	106	-	106	105
Total Loans	$8,594	$8,594	$7,872	$722	$310

The following table presents impaired loans by class of loans as of December 31, 2021 (amounts in thousands).  Purchased credit-impaired loans are not included in these tables because they are carried at fair value and accordingly have no related associated allowance.

Nonaccruing Impaired Loans	Unpaid Principal Balance	Recorded Investment	Impaired Loans With No Allowance	Impaired Loans With Allowance	Allowance for Loan Losses
Mortgage loans on real estate:
Residential real estate	$707	$707	$609	$98	$54
Commercial real estate	885	885	885	-	-
Construction and land development	-	-	-	-	-
Total mortgage loans on real estate	1,592	1,592	1,494	98	54
Home equity lines of credit	201	201	201	-	-
Commercial loans	-	-	-	-	-
Consumer loans	65	65	-	65	64
Total Loans	$1,858	$1,858	$1,695	$163	$118

Accruing Impaired Loans	Unpaid Principal Balance	Recorded Investment	Impaired Loans With No Allowance	Impaired Loans With Allowance	Allowance for Loan Losses
Mortgage loans on real estate:
Residential real estate	$290	$290	$-	$290	$32
Commercial real estate	5,040	5,040	5,040	-	-
Construction and land development	469	469	61	408	104
Total mortgage loans on real estate	5,799	5,799	5,101	698	136
Home equity lines of credit	102	102	102	-	-
Commercial loans	345	345	231	114	116
Consumer loans	54	54	-	54	54
Total Loans	$6,300	$6,300	$5,434	$866	$306

Total Impaired Loans	Unpaid Principal Balance	Recorded Investment	Impaired Loans With No Allowance	Impaired Loans With Allowance	Allowance for Loan Losses
Mortgage loans on real estate:
Residential real estate	$997	$997	$609	$388	$86
Commercial real estate	5,925	5,925	5,925	-	-
Construction and land development	469	469	61	408	104
Total mortgage loans on real estate	7,391	7,391	6,595	796	190
Home equity lines of credit	303	303	303	-	-
Commercial loans	345	345	231	114	116
Consumer loans	119	119	-	119	118
Total Loans	$8,158	$8,158	$7,129	$1,029	$424

The following table presents the average recorded investment in impaired loans and the interest income recognized on impaired loans in the three months ended March 31, 2022 and 2021 by loan category (amounts in thousands).

	Three Months Ended			Three Months Ended
	March 31, 2022			March 31, 2021
	Average	Ending		Average	Ending
	Recorded	Recorded	Interest	Recorded	Recorded	Interest
	Investment	Investment	Income	Investment	Investment	Income
Mortgage loans on real estate:
Residential real estate	$1,462	$1,928	$5	$878	$957	$3
Commercial real estate	5,853	5,780	130	2,854	2,622	23
Construction and land development	439	408	5	349	267	-
Total mortgage loans on real estate	7,754	8,116	140	4,081	3,846	26
Home equity lines of credit	202	102	1	407	407	2
Commercial loans	307	270	4	293	291	2
Consumer loans	113	106	1	79	77	-
Total Loans	$8,376	$8,594	$146	$4,860	$4,621	$30

The following tables present the aging of loans and non-accrual loans as of March 31, 2022 and December 31, 2021, by class of loans (amounts in thousands).

	Accruing Loans
As of March 31, 2022	Current	30-89 Days Past Due	90+ Days Past Due	Nonaccrual Loans	Total Loans
Mortgage loans on real estate:
Residential real estate	$355,570	$901	$-	$1,440	$357,911
Commercial real estate	430,977	237	-	1,115	432,329
Construction and land development	208,046	401	-	10	208,457
Total mortgage loans on real estate	994,593	1,539	-	2,565	998,697
Home equity lines of credit	51,614	84	-	66	51,764
Commercial loans	248,156	265	-	15	248,436
Consumer loans	42,719	236	-	103	43,058
Total Loans	$1,337,082	$2,124	$-	$2,749	$1,341,955

	Accruing Loans
As of December 31, 2021	Current	30-89 Days Past Due	90+ Days Past Due	Nonaccrual Loans	Total Loans
Mortgage loans on real estate:
Residential real estate	$330,718	$1,439	$-	$1,012	$333,169
Commercial real estate	387,103	1,193	-	885	389,181
Construction and land development	195,778	327	-	11	196,116
Total mortgage loans on real estate	913,599	2,959	-	1,908	918,466
Home equity lines of credit	49,229	88	-	252	49,569
Commercial loans	261,620	304	-	-	261,924
Consumer loans	42,767	201	-	112	43,080
Total Loans	$1,267,215	$3,552	$-	$2,272	$1,273,039

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

As of March 31, 2022 and December 31, 2021, and based on the most recent analysis performed as of those dates, the risk category of loans by class of loans is as follows (amounts in thousands):

As of March 31, 2022	Pass	Special Mention	Substandard	Doubtful	Total
Mortgage loans on real estate:
Residential real estate	$352,208	$3,059	$2,644	$-	$357,911
Commercial real estate	420,422	5,968	5,939	-	432,329
Construction and land development	207,583	438	436	-	208,457
Total mortgage loans on real estate	980,213	9,465	9,019	-	998,697
Home equity lines of credit	51,390	148	226	-	51,764
Commercial loans	239,928	8,160	348	-	248,436
Consumer loans	42,651	183	224	-	43,058
Total Loans	$1,314,182	$17,956	$9,817	$-	$1,341,955

As of December 31, 2021	Pass	Special Mention	Substandard	Doubtful	Total
Mortgage loans on real estate:
Residential real estate	$328,342	$3,171	$1,656	$-	$333,169
Commercial real estate	374,152	8,967	6,062	-	389,181
Construction and land development	194,310	1,306	500	-	196,116
Total mortgage loans on real estate	896,804	13,444	8,218	-	918,466
Home equity lines of credit	49,158	-	411	-	49,569
Commercial loans	251,450	10,119	355	-	261,924
Consumer loans	42,665	169	246	-	43,080
Total Loans	$1,240,077	$23,732	$9,230	$-	$1,273,039

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

Investment Securities – Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange and U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter market funds. Level 2 securities include mortgage-backed securities issued by government sponsored enterprises and municipal bonds. Securities classified as Level 3 include asset-backed securities in less liquid markets.

Restricted equity securities – It is not practical to determine the fair value of restricted equity securities due to restrictions placed on transferability.

Loans and mortgage loans held for sale – The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. When a loan is identified as individually impaired, management measures impairment using one of three methods. These methods include collateral value, market value of similar debt, and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. As of March 31, 2022 and December 31, 2021, impaired loans were evaluated based on the fair value of the collateral. Impaired loans for which an allowance is established based on the fair value of collateral, or loans that were charged down according to the fair value of collateral, require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price, the Company records the impaired loan as nonrecurring Level 2. When the fair value is based on an appraised value, the Company records the impaired loan as nonrecurring Level 3.

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

Deposits – For disclosure purposes, the fair value for demand deposits, savings accounts, and certain money market deposits is the amount payable on demand at the reporting date. Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered for deposits of similar remaining maturities.

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

Assets and liabilities measured at fair value on a recurring basis – The only assets and liabilities measured at fair value on a recurring basis are our securities available-for-sale.  There were no transfers between levels during the period.  Information related to the Company’s assets and liabilities measured at fair value on a recurring basis at March 31, 2022 and December 31, 2021 is as follows: (amounts in thousands)

	Fair Value Measurements At Reporting Date Using:
March 31, 2022	Fair Value	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Securities available-for-sale:
Residential mortgage -backed	$436,725	$-	$436,725	$-
U.S. treasury securities	142,508	-	142,508	-
U.S. government sponsored enterprises	89,070	-	89,070	-
State, county, and municipal	79,934	-	79,934	-
Corporate debt obligations	17,310	-	17,310	-
Totals	$765,547	$-	$765,547	$-

	Fair Value Measurements At Reporting Date Using:
December 31, 2021	Fair Value	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Securities available-for-sale:
Residential mortgage -backed	$557,558	$-	$557,558	$-
U.S. treasury securities	149,528	-	149,528	-
U.S. government sponsored enterprises	54,495	-	54,495	-
State, county, and municipal	99,254	-	99,254	-
Corporate debt obligations	15,924	-	15,924	-
Totals	$876,759	$-	$876,759	$-

Assets measured at fair value on a nonrecurring basis – The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. GAAP. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a nonrecurring basis are included in the table below as of March 31, 2022 and December 31, 2021 (amounts in thousands):

	Fair Value Measurements At Reporting Date Using:
March 31, 2022	Fair Value	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$8,284	$-	$-	$8,284
Foreclosed assets	342	-	-	342
Totals	$8,626	$-	$-	$8,626

December 31, 2021	Fair Value	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$7,734	$-	$-	$7,734
Foreclosed assets	256	-	-	256
Totals	$7,990	$-	$-	$7,990

The Company has estimated the fair values of these assets using Level 3 inputs, specifically the appraised value of the collateral. Impaired loan balances represent those collateral dependent impaired loans where management has estimated the credit loss by comparing the loan’s carrying value against the expected realizable fair value of the impaired loan for the amount of the credit loss. For Level 3 assets measured at fair value on a non-recurring basis as of March 31, 2022 and December 31, 2021 for the valuation technique, we used appraisals.  For the significant unobservable input, we used appraisal discounts, and weighted average input of 15-20% was used for the period ended March 31, 2022 and December 31, 2021.

The estimated fair values, and related carrying or notional amounts, of the Company’s financial instruments as of March 31, 2022 and December 31, 2021 are as follows (amounts in thousands):

		Estimated Fair Value
March 31, 2022	Carrying Amount	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$87,079	$87,079	$-	$-
Certificates of deposit in banks	3,412	-	3,412	-
Securities held-to-maturity	139,592	-	126,524	-
Securities available-for-sale	765,547	-	765,547	-
Loans held-for-sale	8,212	-	8,212	-
Loans receivable	1,315,458	-	1,290,165	8,284
Accrued interest receivable	7,094	-	7,094	-
Bank owned life insurance	45,464	-	45,464	-
Restricted equity securities	1,748	-	-	1,748
Financial liabilities:
Deposits	2,253,586	-	2,143,625	-
Securities sold under agreements to repurchase	9,920	-	9,920	-
Subordinated debentures	39,362	-	40,114	-
Accrued interest payable	171	-	171	-

		Estimated Fair Value
December 31, 2021	Carrying Amount	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$61,962	$61,962	$-	$-
Certificates of deposit in banks	3,412	-	3,412	-
Securities held-to-maturity	50,182	-	50,165	-
Securities available-for-sale	876,759	-	876,759	-
Loans held-for-sale	15,501	-	15,501	-
Loans receivable	1,245,743	-	1,239,996	7,734
Accrued interest receivable	7,031	-	7,031	-
Bank owned life insurance	45,161	-	45,161	-
Restricted equity securities	1,482	-	-	1,482
Financial liabilities:
Deposits	2,151,177	-	2,087,357	-
Securities sold under agreements to repurchase	9,754	-	9,754	-
Subordinated debentures	39,344	-	40,900	-
Accrued interest payable	600	-	600	-

The estimated fair values of the standby letters of credit and loan commitments on which the committed interest rate is less than the current market rate are insignificant as of March 31, 2022 and December 31, 2021.

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

Note 8 – Defined Contribution Plan

The Company provides a 401(k) employee stock ownership plan (ESOP), which covers substantially all of the Company’s employees who are eligible, as to age and length of service. A participant may elect to make contributions up to $20.5 thousand and $19.5 thousand of the participant’s annual compensation in 2022 and 2021, respectively. The Company makes contributions up to 3% of each participant’s annual compensation and the Company matches 50% of the next 2% contributed by the employee. Contributions to the plan by the Company were approximately $194 thousand and $163 thousand for the three months ended March 31, 2022 and 2021, respectively. Outstanding shares of the Company’s common stock allocated to participants at March 31, 2022 and December 31, 2021 totaled 130,149 and 130,149 shares respectively, and there were no unallocated shares. These shares are treated as outstanding for purposes of calculating earnings per share and dividends on these shares are included in the Consolidated Statements of Stockholders’ Equity.

The Company’s ESOP includes a put option for shares of the Company’s common stock distributed from the ESOP. Shares are distributed from the ESOP primarily to separate vested participants and certain eligible participants who elect to diversify their account balances. Since the Company’s common stock is not currently traded on an established securities market, if the owners of distributed shares desire to sell their shares, the Company is required to purchase the shares at fair value during two put option periods following the distribution of the shares from the ESOP. The first put option period is within sixty days following the distribution of the shares from the ESOP.  The second put option period begins on the first day of the fifth month of the plan year for a sixty day period. The fair value of distributed shares subject to the put option totaled $0 as of March 31, 2022 and December 31, 2021. The cost of the ESOP shares totaled $3.12 million and $3.12 million as of March 31, 2022 and December 31, 2021, respectively. Due to the Company’s obligation under the put option, the distributed shares and ESOP shares are classified as temporary equity in the mezzanine section of the consolidated statements of financial condition and totaled $3.12 million and $3.12 million as of March 31, 2022 and December 31, 2021, respectively. The fair value of the ESOP shares totaled $4.72 million and $4.72 million as of March 31, 2022 and December 31, 2021, respectively.

Note 9 – Loans Held for Sale

The Company has entered into agreements with secondary market investors to deliver loans on a “best efforts delivery” basis. When a rate is committed to a borrower, it is based on the best price that day and locked with the investor for the customer for a thirty day period. In the event the loan is not delivered to the investor, the Company has no risk or exposure with the investor. The fair values of the Company’s agreements with investors and rate lock commitments to customers as of March 31, 2022 and December 31, 2021, respectively, were not material.

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

Lessee Accounting

Substantially all of the leases in which the Company is the lessee are comprised of real estate property for branches and office space with terms extending through 2036. Substantially all of our leases are classified as operating leases, and therefore, were previously not recognized on the Company’s consolidated statements of condition. With the adoption of Topic 842, operating lease agreements are required to be recognized on the consolidated statements of condition as a right-of-use (ROU) asset and a corresponding lease liability. The Company elected to use the optional transition method, which allowed for a modified retrospective method of adoption with an immaterial cumulative effect adjustment to retained earnings without restating comparable periods.  The Company also elected the relief package of practical expedients for which there is no requirement to reassess existence of leases, their classification, and initial direct costs.  The Company also applied the exemption for short-term leases with a term of less than one year and therefore we do not recognize a lease liability or right-of-use asset on the balance sheet but instead recognize lease payments as an expense over the lease term as appropriate.

The following table represents the consolidated statements of condition classification of the Company’s ROU assets and lease liabilities. The Company elected not to include short-term leases (i.e., leases with initial terms of twelve months or less), or equipment leases (deemed immaterial) on the consolidated statements of condition.

Lease Right-of-Use Assets	Classification on Consolidated Statement of Condition	March 31, 2022	December 31, 2021
Operating lease right-of-use assets	Other Assets	$3,488	$3,337

Lease Liabilities	Classification on Consolidated Statement of Condition	March 31, 2022	December 31, 2021
Operating lease liabilities	Accrued interest payable and other liabilities	$3,582	$3,424

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

	March 31, 2022	December 31, 2021
Weighted-average remaining lease term for operating leases	10.46 Years	10.62 Years
Weighted-average discount rate for operating leases	6.00%	6.00%

Future minimum payments for operating leases with initial or remaining terms of one year or more as of March 31, 2022 are as follows:

Operating Leases
April 1, 2022 - March 31, 2023	$557
April 1, 2023 - March 31, 2024	609
April 1, 2024 - March 31, 2025	527
April 1, 2025 - March 31, 2026	506
April 1, 2026 - March 31, 2027	440
Afterward	2,342
Total future minimum lease payments	4,981
Amounts representing interest	(1,399)
Present value of net future minimum lease payments	$3,582

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with our condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q, as well as our audited consolidated financial statements and related notes thereto for the year ended December 31, 2021, which are contained in the Annual Report on Form 10-K for the year ended December 31, 2021. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions that could cause actual results to differ materially from our expectations. Factors that could cause such differences are discussed in our 2021 Annual Report on Form 10-K under “Part I, Item 1A - Risk Factors.” We assume no obligation to update any of these forward-looking statements.

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

Paycheck Protection Program

The Bank has participated as a lender in the Small Business Administration’s (SBA) Paycheck Protection Program (PPP) as established by the Coronavirus Aid, Relief, and Economic Security (CARES) Act.  The PPP was established under the CARES Act to provide unsecured low interest rate loans to small businesses that have been impacted by the COVID-19 pandemic.  The PPP loans are 100% guaranteed by the SBA.  The loans have a fixed interest rate of 1% and payments of interest and principal are deferred until the earlier of the date the SBA remits the forgiveness amount to the lender, the forgiveness application is denied, or if no forgiveness application is filed, ten months from the end of the covered period. If originated before June 5, 2020, loans mature two years from origination, and if origination occurred on or after June 5, 2020, loans mature five years from origination.  PPP loans are forgiven by the SBA (which makes forgiveness payments directly to the lender) to the extent the borrower uses the proceeds of the loan for certain purposes (primarily to fund payroll costs) during a certain time period following origination and maintains certain employee and compensation levels.  Lenders receive processing fees from the SBA for originating the PPP loans which are based on a percentage of the loan amount.  On December 27, 2020, legislation was enacted that renewed the PPP and allocated additional appropriations for both new first-time PPP loans under the existing PPP and second-draw PPP loans for certain eligible borrowers that had previously received a PPP loan.  As of March 31, 2022, the Bank has approximately 693 PPP loans in the aggregate amount of approximately $31.9 million outstanding.

Our Business

We are a bank holding company headquartered in Prattville, Alabama. We engage in the business of banking through our wholly-owned banking subsidiary, River Bank & Trust, which we may refer to as the “Bank” or “River Bank.” Through the Bank, we provide a broad array of financial services to businesses, business owners, professionals, and consumers. As of March 31, 2022, we operated nineteen full-service banking offices in Alabama in the cities of Montgomery, Prattville, Millbrook, Wetumpka, Auburn, Opelika, Gadsden, Alexander City, Daphne, Clanton, Dothan, Enterprise, Mobile, and Decatur, Alabama.  We also have a loan production office in Huntsville, Alabama and Saraland, Alabama.

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

Overview of First Quarter 2022 Results

Net income was $7.8 million in the quarter ended March 31, 2022, compared with $6.8 million in the quarter ended March 31, 2021. Several significant measures from the 2022 first quarter include:

•	Net interest margin (taxable equivalent) of 3.22%, compared with 3.64% for the first quarter of 2021.
•	Net interest income increase of $1.9 million for the quarter ended March 31, 2022, representing a 11.97% rate of increase over the quarter ended March 31, 2021.
•	Annualized return on average earning assets for the quarter ended March 31, 2022 of 1.36% compared with 1.50% for the quarter ended March 31, 2021.
•	Annualized return on average equity for the quarter ended March 31, 2022 of 17.73% compared with 15.99% for the quarter ended March 31, 2021.
•	Loan increase of $69.7 million during the quarter ended March 31, 2022, representing a 22.01% annualized growth rate.
•	Securities decrease of $21.8 million during the quarter ended March 31, 2022, representing a 9.41% annualized decrease for the quarter.
•	Deposit increase of $102.4 million during the quarter ended March 31, 2022, representing a 19.04% annualized growth rate.
•	Stockholders’ equity decrease of $24.8 million during the quarter ended March 31, 2022 representing a 55.30% annualized decrease.

•	Book value per share of $23.79 at March 31, 2022, compared with $27.81 per share at December 31, 2021.
•	Tangible book value per share of $19.19 at March 31, 2022, compared with $23.12 at December 31, 2021.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared based on the application of certain accounting policies, the most significant of which are described in the notes to the financial statements for the year ended December 31, 2021, which are contained in our Annual Report filed on Form 10-K. Certain of these policies require numerous estimates and strategic or economic assumptions that may prove inaccurate or subject to variation and may significantly affect our reported results and financial position for the current period or future periods. The use of estimates, assumptions, and judgment is necessary when financial assets and liabilities are required to be recorded at or adjusted to reflect fair value. Assets carried at fair value inherently result in more financial statement volatility. Fair values and information used to record valuation adjustments for certain assets and liabilities are based on quoted market prices or are provided by other independent third-party sources, when available. When such information is not available, management estimates valuation adjustments. Changes in underlying factors, assumptions or estimates in any of these areas could have a material impact on our future financial condition and results of operations.

The following briefly describes the more complex policies involving a significant amount of judgments about valuation and the application of complex accounting standards and interpretations.

Allowance for Loan Losses

We record estimated probable inherent credit losses in the loan portfolio as an allowance for loan losses. The methodologies and assumptions for determining the adequacy of the overall allowance for loan losses involve significant judgments to be made by management. Some of the more critical judgments supporting our allowance for loan losses include judgments about: creditworthiness of borrowers, estimated value of underlying collateral, assumptions about cash flow, determination of loss factors for estimating credit losses, and the impact of current events, conditions and other factors impacting the level of inherent losses. Under different conditions or using different assumptions, the actual or estimated credit losses that we may ultimately realize may be different than our estimates. In determining the allowance, we estimate losses on individual impaired loans, or groups of loans that are not impaired, where the probable loss can be identified and reasonably estimated. On a quarterly basis, we assess the risk inherent in our loan portfolio based on qualitative and quantitative trends in the portfolio, including the internal risk classification of loans, historical loss rates, changes in the nature and volume of the loan portfolio, industry or borrower concentrations, delinquency trends, detailed reviews of significant loans with identified weaknesses and the impact of local, regional and national economic factors on the quality of the loan portfolio. Based on this analysis, we may record a provision for loan losses in order to maintain the allowance at appropriate levels. For a more complete discussion of the methodology employed to calculate the allowance for loan losses, see note 1 to our consolidated financial statements for the year ended December 31, 2021, which are contained in our Annual Report on Form 10-K.

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

Comparison of the Results of Operations for the three months ended March 31, 2022 and 2021

The following is a narrative discussion and analysis of significant changes in our results of operations for the three months ended March 31, 2022 compared to the three months ended March 31, 2021.

Net Income

During the three months ended March 31, 2022, our net income was $7.8 million, compared to $6.8 million for the three months ended March 31, 2021, an increase of $967 thousand, or 14.25%. The primary reason for the increase in net income for the first quarter of 2022 as compared to the first quarter of 2021 was an increase in net interest income. During the three months ended March 31, 2022, net interest income was $17.9 million compared to $16.0 million for the three months ended March 31, 2021, an increase of $1.9 million, or 11.97%. This increase is a result of higher levels of loan and securities volume and other earning assets from organic growth as well as the recognition of origination fee income from the SBA Paycheck Protection Program. We were also able to lower interest expense by reducing deposit rates despite a significant amount of deposit growth during the period. The provision for loan losses also decreased approximately $1.2 million from the first quarter of 2021 to the first quarter of 2022.  The decrease in the provision for loan loss was a result of improving economic conditions as the local economy has improved.  Total noninterest income for the first quarter of 2022 was $3.5 million compared to $3.7 million for the quarter ended March 31, 2021. This decrease in noninterest income was primarily the result of the $588 thousand loss on sale of investment securities for the first quarter of 2022 compared to a $7 thousand gain on sale of investment securities for the first quarter of 2021. Total noninterest expense in the first quarter of 2022 increased $1.6 million, or 16.42%, from the first quarter of 2021. The most significant increase was an increase of $1.1 million in salaries and employee benefits.

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

Comparison of net interest income for the three months ended March 31, 2022 and 2021

The following table shows, for the three months ended March 31, 2022 and 2021, the average balances of each principal category of our earning assets and interest bearing liabilities and the average taxable equivalent yields on assets and average costs of liabilities. These yields and costs are calculated by dividing the income or expense by the average daily balance of the associated assets or liabilities (amounts in thousands).

	Three Months Ended March 31, 2022			Three Months Ended March 31, 2021
		Interest			Interest
	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Yield/Rate	Balance	Expense	Yield/Rate
Interest earning assets
Loans	$1,288,772	$15,412	4.85%	$1,186,902	$15,493	5.29%
Mortgage loans held for sale	15,402	106	2.78%	22,997	113	1.99%
Investment securities:
Taxable securities	850,308	3,173	1.51%	447,447	1,363	1.24%
Tax-exempt securities	88,685	635	2.91%	88,808	677	3.09%
Interest bearing balances in other banks	32,710	25	0.31%	48,034	29	0.24%
Federal funds sold	5,593	2	0.18%	11,501	7	0.25%
Total interest earning assets	$2,281,470	$19,353	3.44%	$1,805,689	$17,682	3.97%

Interest bearing liabilities
Interest bearing transaction accounts	$527,314	$104	0.08%	$395,624	$82	0.08%
Savings and money market accounts	773,132	366	0.19%	579,361	380	0.27%
Time deposits	267,560	345	0.52%	277,970	657	0.96%
Short-term debt	10,014	4	0.17%	11,263	3	0.10%
Subordinated debt	40,000	419	4.25%	9,333	102	4.25%
Note payable	-	-	0.00%	16,453	246	6.18%
Total interest bearing liabilities	$1,618,020	$1,238	0.31%	$1,290,004	$1,470	0.46%
Noninterest-bearing funding of earning assets	663,450	-	0.00%	515,685	-	0.00%
Total cost of funding earning assets	$2,281,470	$1,238	0.22%	$1,805,689	$1,470	0.33%
Net interest rate spread			3.13%			3.51%
Net interest income/margin (taxable equivalent)		$18,115	3.22%		$16,212	3.64%
Tax equivalent adjustment		(180)			(194)
Net interest income/margin		$17,935	3.19%		$16,018	3.60%

The following table reflects, for the three months ended March 31, 2022 and 2021, the changes in our net interest income due to variances in the volume of interest earning assets and interest bearing liabilities and variances in the associated rates earned or paid on these assets and liabilities (amounts in thousands).

	Three Months Ended March 31, 2022 vs.
	Three Months Ended March 31, 2021
		Variance
		due to
	Volume	Yield/Rate	Total
Interest earning assets
Loans	$1,317	$(1,398)	$(81)
Mortgage loans held for sale	(37)	30	(7)
Investment securities:
Taxable securities	1,244	566	1,810
Tax-exempt securities	(3)	(39)	(42)
Interest bearing balances in other banks	(10)	6	(4)
Federal funds sold	(4)	(1)	(5)
Total interest earning assets	$2,507	$(836)	$1,671

Interest bearing liabilities
Interest bearing transaction accounts	$26	$(4)	$22
Savings and money market accounts	129	(143)	(14)
Time deposits	(25)	(287)	(312)
Short-term debt	(1)	2	1
Subordinated debentures	317	-	317
Note payable	(246)	-	(246)
Total interest bearing liabilities	$200	$(432)	$(232)

Net interest income
Net interest income (taxable equivalent)	$2,307	$(404)	$1,903
Taxable equivalent adjustment	4	10	14
Net interest income	$2,311	$(394)	$1,917

Total interest income for the three months ended March 31, 2022 was $19.2 million and total interest expense was $1.2 million, resulting in net interest income of $17.9 million for the period. For the same period of 2021, total interest income was $17.5 million and total interest expense was $1.5 million, resulting in net interest income of $16.0 million for the period. This represents a 11.97% increase in net interest income when comparing the same period from 2022 and 2021. When comparing the variances related to interest income for the three months ended March 31, 2022 and 2021, the increase was primarily attributed to increases in average volumes in loans and investment securities as well as from the recognition of origination fee income from the SBA Paycheck Protection Program. The volume related increase in interest income for the three months ended March 31, 2022 was accompanied by a decrease in the yield on loans and an increase in the yields on investment securities.  When comparing variances related to interest expense for the three months ended March 31, 2022 and 2021, the decrease primarily resulted from a decrease in deposit rates beginning in 2020 and continuing into 2021 and 2022. This decrease was partially offset by an increase in the average volume of non-maturity deposits and subordinated debentures.

Provision for Loan Losses

The provision for loan losses represents a charge to earnings necessary to establish an allowance for loan losses that, in management’s evaluation, is adequate to provide coverage for estimated losses on outstanding loans and to provide for uncertainties in the economy. As a result of evaluating the allowance for loan losses at March 31, 2022, management recorded no provision in the first quarter of 2022 compared to a provision of $1.2 million in the first quarter of 2021. The decrease in provision allocated was primarily due to continued improvement in economic conditions as the country recovers from the COVID-19 pandemic.

The allowance for loan losses is increased by a provision for loan losses, which is a charge to earnings, and it is decreased by loan charge-offs and increased by recoveries on loans previously charged off. In determining the adequacy of the allowance for loan losses, we consider our historical loan loss experience, the general economic environment, our overall portfolio composition and other relevant information. As these factors change, the level of loan loss provision changes.  When individual loans are evaluated for impairment and impairment is deemed necessary, a specific allowance is required for the impaired portion of the loan amount. Subsequent changes in the impairment amount will generally cause corresponding changes in the allowance related to the impaired loan and corresponding changes to the loan loss provision. As of March 31, 2022, the recorded allowance related to impaired loans was $310 thousand. As of March 31, 2021, the recorded allowance related to impaired loans was $349 thousand.

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

The following table sets forth the principal components of noninterest income for the periods indicated (amounts in thousands).

	For the Three Months
	Ended March 31,
	2022	2021
Service charges and fees	$1,603	$1,342
Investment brokerage revenue	143	63
Mortgage operations	1,899	1,848
Bank owned life insurance income	303	269
Net (loss) gain on sales of investment securities	(588)	7
Other noninterest income	147	131
Total noninterest income	$3,507	$3,660

Noninterest income for the three months ended March 31, 2022 was $3.5 million compared to $3.7 million for the same period in 2021.  The most significant increase was a $261 thousand increase in service charges and fees which was primarily a result of deposit growth while the most significant decrease was a $588 thousand loss on the sale of investment securities.

Noninterest Expense

Noninterest expenses consist primarily of salaries and employee benefits, building occupancy and equipment expenses, advertising and promotion expenses, data processing expenses, legal and professional services and miscellaneous other operating expenses.

The following table sets forth the principal components of noninterest expense for the periods indicated (amounts in thousands).

	For the Three Months
	Ended March 31,
	2022	2021
Salaries and employee benefits	$7,007	$5,915
Occupancy expenses	645	574
Equipment rentals, depreciation, and maintenance	316	275
Telephone and communications	86	177
Advertising and business development	151	136
Data processing	849	664
Foreclosed assets, net	(2)	41
Federal deposit insurance and other regulatory assessments	365	293
Legal and other professional services	311	279
Other operating expense	1,674	1,440
Total noninterest expense	$11,402	$9,794

Noninterest expense for the three months ended March 31, 2022 totaled $11.4 million compared with $9.8 million for the same period of 2021. The overall increase was primarily a result of increases in salaries and employee benefits. Salaries and employee benefits increased $1.1 million, or 18.46%, to $7.0 million in the first quarter of 2022 from $5.9 million in the first quarter of 2021. The number of full-time equivalent employees increased from approximately 237 at March 31, 2021 to approximately 281 at March 31, 2022 for an increase of approximately 18.57%.

Provision for Income Taxes

We recognized income tax expense of $2.3 million for the three months ended March 31, 2022, compared to $1.9 million for the three months ended March 31, 2021. The increase of approximately $375 thousand, or 19.62%, resulted from the increase in net income before taxes of $1.3 million in the first three months of 2022 as compared to the first three months of 2021. The effective tax rate for the three months ended March 31, 2022 was 22.8% compared to 22.0% for the same period in 2021. The effective tax rate is affected by levels of items of income that are not subject to federal and/or state taxation and by levels of items of expense that are not deductible for federal and/or state income tax purposes.

Comparison of Financial Condition at March 31, 2022 and December 31, 2021

Overview

Our total assets increased $75.4 million, or 3.15%, from December 31, 2021 to March 31, 2022. Loans, net of deferred fees and discounts, increased $69.7 million, or 5.50%, from December 31, 2021 to March 31, 2022. Securities available-for-sale decreased by $111.2 million, or 12.68%, and securities held-to-maturity increased by $89.4 million, or 178.17%, from December 31, 2021 to March 31, 2022, respectively. Cash and cash equivalents increased $25.1 million, or 40.54% from December 31, 2021 to March 31, 2022. Total deposits increased $102.4 million, or 4.76%, from December 31, 2021 to March 31, 2022 which funded our loan growth and purchase of securities.  Total stockholders’ equity decreased $24.8 million, or -13.82% from December 31, 2021 to March 31, 2022 primarily due to the change in accumulated other comprehensive loss of $30.1 million during the period.

Investment Securities

We use our securities portfolio primarily to enhance our overall yield on interest-earning assets and as a source of liquidity, as a tool to manage our balance sheet sensitivity and regulatory capital ratios, and as a base upon which to pledge assets for public deposits. When our liquidity position exceeds current needs and our expected loan demand, other investments are considered as a secondary earnings alternative. As investments mature, they are used to meet current cash needs, or they are reinvested to maintain our desired liquidity position. We have designated the majority of our securities as available-for-sale to provide flexibility, in case an immediate need for liquidity arises, and we believe that the composition of the portfolio offers needed flexibility in managing our liquidity position and interest rate sensitivity without adversely impacting our regulatory capital levels. In certain cases, we have designated securities as held-to-maturity to protect capital from changes in the value of the securities portfolio. Securities available-for-sale are reported at fair value with unrealized gains or losses reported as a separate component of other comprehensive loss, net of related deferred taxes while securities held-to-maturity are reported at amortized cost. Purchase premiums and discounts are recognized in income using the interest method over the terms of the securities.

During the three months ended March 31, 2022, we purchased investment securities totaling $163.9 million and sold investment securities with proceeds received of $120.0 million including net realized losses of $588 thousand.

The following tables summarize the amortized cost, gross unrealized gains, gross unrealized losses, and fair value of debt securities at March 31, 2022 and December 31, 2021 (amounts in thousands).

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2022:
Securities available-for-sale:
Residential mortgage-backed	$463,920	$3	$(27,198)	$436,725
U.S. treasury securities	151,257	-	(8,749)	142,508
U.S. govt. sponsored enterprises	91,326	182	(2,438)	89,070
State, county, and municipal	82,948	300	(3,314)	79,934
Corporate debt obligations	17,924	28	(642)	17,310
Total available-for-sale	$807,375	$513	$(42,341)	$765,547

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2022:
Securities held-to-maturity:
Residential mortgage-backed	$76,660	$-	$(7,069)	$69,591
State, county, and municipal	62,932	-	(5,999)	56,933
Total held-to-maturity	$139,592	$-	$(13,068)	$126,524

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2021:
Securities available-for-sale:
Residential mortgage-backed	$562,109	$1,512	$(6,063)	$557,558
U.S. treasury securities	151,331	-	(1,803)	149,528
U.S. govt. sponsored enterprises	54,005	555	(65)	54,495
State, county, and municipal	94,976	4,405	(127)	99,254
Corporate debt obligations	15,942	49	(67)	15,924
Total available-for-sale	$878,363	$6,521	$(8,125)	$876,759

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2021:
Securities held-to-maturity:
State, county, and municipal	$50,182	$139	$(156)	$50,165
Total held-to-maturity	$50,182	$139	$(156)	$50,165

Loans

Loans are the largest category of interest earning assets and typically provide higher yields than other types of interest earning assets. Associated with the higher loan yields are the inherent credit and liquidity risks which management attempts to control and counterbalance. Total loans averaged $1.29 billion during the three months ended March 31, 2022, or 56.5% of average interest earning assets, as compared to $1.19 billion, or 65.7% of average interest earning assets, for the three months ended March 31, 2021. At March 31, 2022, total loans, net of deferred loan fees and discounts, were $1.34 billion, compared to $1.27 billion at December 31, 2021, an increase of $69.7 million, or 5.50%.

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

The following table provides a summary of the loan portfolio as of March 31, 2022, and December 31, 2021.

	March 31, 2022		December 31, 2021
	Amount	% of Total	Amount	% of Total
Residential real estate:
Closed-end 1-4 family - first lien	$342,343	26.0%	$317,754	25.5%
Closed-end 1-4 family - junior lien	5,541	0.4%	5,434	0.4%
Multi-family	10,027	0.8%	9,981	0.8%
Total residential real estate	357,911	27.2%	333,169	26.7%
Commercial real estate:
Nonfarm nonresidential	386,501	29.4%	350,373	28.1%
Farmland	45,828	3.5%	38,808	3.1%
Total commercial real estate	432,329	32.9%	389,181	31.2%
Construction and land development:
Residential	101,909	7.7%	90,924	7.3%
Other	106,548	8.1%	105,192	8.4%
Total construction and land development	208,457	15.8%	196,116	15.7%
Home equity lines of credit	51,764	3.9%	49,569	4.0%
Commercial loans:
Other commercial loans	189,932	14.4%	201,922	16.2%
Agricultural	35,037	2.7%	36,063	2.9%
State, county, and municipal loans	23,467	1.8%	23,939	2.0%
Total commercial loans	248,436	18.9%	261,924	21.1%
Consumer loans	43,058	3.3%	43,080	3.5%
Total gross loans	1,341,955	102.0%	1,273,039	102.2%
Allowance for loan losses	(20,894)	-1.6%	(20,922)	-1.7%
Net discounts	(363)	0.0%	(400)	0.0%
Net deferred loan fees	(5,240)	-0.4%	(5,974)	-0.5%
Net loans	$1,315,458	100.0%	$1,245,743	100.0%

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

Real estate loans are the largest component of our loan portfolio and include residential real estate loans, commercial real estate loans, and construction and land development loans. At March 31, 2022, this category totaled $998.7 million, or 74.42% of total gross loans, compared to $918.5 million, or 72.15%, at December 31, 2021. Real estate loans increased $80.2 million, or 8.73%, during the period December 31, 2021 to March 31, 2022. Commercial loans decreased $13.5 million, or 5.15% during the same period. Our management team and lending officers have a great deal of experience and expertise in real estate lending and commercial lending.

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

The repayment of loans is a source of additional liquidity for us. The following table sets forth our variable rate and fixed rate loans maturing within specific intervals at March 31, 2022.

LOAN MATURITY AND SENSITIVITY TO CHANGES IN INTEREST RATES

		Over one	Over five
	One year	year through	years through	Over fifteen
Variable Rate Loans:	or less	five years	fifteen years	years	Total
Residential real estate:
Closed-end 1-4 family - first lien	$2,938	$471	$5,403	$113,344	$122,156
Closed-end 1-4 family - junior lien	260	-	-	299	559
Multi-family	315	280	318	-	913
Total residential real estate	3,513	751	5,721	113,643	123,628
Commercial real estate:
Nonfarm nonresidential	7,176	3,504	1,772	3,840	16,292
Farmland	1,648	3,572	-	-	5,220
Total commercial real estate	8,824	7,076	1,772	3,840	21,512
Construction and land development:
Residential	28,728	171	175	9,833	38,907
Other	7,550	5,077	3,737	306	16,670
Total construction and land development	36,278	5,248	3,912	10,139	55,577
Home equity lines of credit	4,793	3,678	42,230	35	50,736
Commercial loans:
Other commercial loans	38,229	15,812	6,576	-	60,617
Agricultural	24,565	41	-	-	24,606
State, county, and municipal loans	-	-	-	-	-
Total commercial loans	62,794	15,853	6,576	-	85,223
Consumer loans	1,069	893	73	-	2,035
Total gross variable rate loans	$117,271	$33,499	$60,284	$127,657	$338,711

		Over one	Over five
	One year	year through	years through	Over fifteen
Fixed Rate Loans:	or less	five years	fifteen years	years	Total
Residential real estate:
Closed-end 1-4 family - first lien	$22,190	$91,168	$61,019	$45,810	$220,187
Closed-end 1-4 family - junior lien	401	2,612	1,471	498	4,982
Multi-family	364	1,861	6,429	460	9,114
Total residential real estate	22,955	95,641	68,919	46,768	234,283
Commercial real estate:
Nonfarm nonresidential	36,357	157,500	172,857	3,495	370,209
Farmland	1,397	21,293	17,846	72	40,608
Total commercial real estate	37,754	178,793	190,703	3,567	410,817
Construction and land development:
Residential	60,664	1,151	1,015	172	63,002
Other	12,240	39,248	38,249	141	89,878
Total construction and land development	72,904	40,399	39,264	313	152,880
Home equity lines of credit	212	816	-	-	1,028
Commercial loans:
Other commercial loans	10,319	100,857	18,139	-	129,315
Agricultural	1,116	8,624	691	-	10,431
State, county, and municipal loans	2,306	2,623	14,214	4,324	23,467
Total commercial loans	13,741	112,104	33,044	4,324	163,213
Consumer loans	4,321	22,957	13,732	13	41,023
Total fixed rate gross loans	$151,887	$450,710	$345,662	$54,985	$1,003,244

		Over one	Over five
	One year	year through	years through	Over fifteen
Total Loans:	or less	five years	fifteen years	years	Total
Residential real estate:
Closed-end 1-4 family - first lien	$25,128	$91,639	$66,422	$159,154	$342,343
Closed-end 1-4 family - junior lien	661	2,612	1,471	797	5,541
Multi-family	679	2,141	6,747	460	10,027
Total residential real estate	26,468	96,392	74,640	160,411	357,911
Commercial real estate:
Nonfarm nonresidential	43,533	161,004	174,629	7,335	386,501
Farmland	3,045	24,865	17,846	72	45,828
Total commercial real estate	46,578	185,869	192,475	7,407	432,329
Construction and land development:
Residential	89,392	1,322	1,190	10,005	101,909
Other	19,790	44,325	41,986	447	106,548
Total construction and land development	109,182	45,647	43,176	10,452	208,457
Home equity lines of credit	5,005	4,494	42,230	35	51,764
Commercial loans:
Other commercial loans	48,548	116,669	24,715	-	189,932
Agricultural	25,681	8,665	691	-	35,037
State, county, and municipal loans	2,306	2,623	14,214	4,324	23,467
Total commercial loans	76,535	127,957	39,620	4,324	248,436
Consumer loans	5,390	23,850	13,805	13	43,058
Total gross loans	$269,158	$484,209	$405,946	$182,642	$1,341,955

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

The following table presents a summary of changes in the allowance for loan losses for the periods indicated (amounts in thousands).

	As of and for the
	Three Months Ended:
	March 31,	March 31,
	2022	2021
Allowance for loan losses at beginning of period	$20,922	$16,803
Charge-offs:
Mortgage loans on real estate:
Residential real estate	-	-
Commercial real estate	-	-
Construction and land development	-	-
Total mortgage loans on real estate	-	-
Home equity lines of credit	-	-
Commercial	62	40
Consumer	-	5
Total	62	45

Recoveries:
Mortgage loans on real estate:
Residential real estate	-	-
Commercial real estate	5	31
Construction and land development	4	-
Total mortgage loans on real estate	9	31
Home equity lines of credit	-	-
Commercial	16	38
Consumer	9	15
Total	34	84

Net charge-offs	28	(39)
Provision for loan losses	-	1,186
Allowance for loan losses at end of period	$20,894	$18,028

Total loans outstanding, net of deferred loan fees	1,336,352	1,212,310
Average loans outstanding, net of deferred loan fees	1,288,772	1,186,902
Allowance for loan losses to period end loans	1.56%	1.49%
Net charge-offs to average loans (annualized)	0.01%	-0.01%

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

	March 31, 2022		December 31, 2021
		Percent of		Percent of
	Amount	Total	Amount	Total
Mortgage loans on real estate:
Residential real estate	$2,708	13.0%	$2,596	12.4%
Commercial real estate	8,294	39.7%	8,038	38.4%
Construction and land development	2,968	14.2%	2,992	14.3%
Total mortgage loans on real estate	13,970	66.9%	13,626	65.1%
Home equity lines of credit	413	2.0%	396	1.9%
Commercial	6,086	29.1%	6,486	31.0%
Consumer	425	2.0%	414	2.0%
Total	$20,894	100.0%	$20,922	100.0%

Nonperforming Assets

The following table presents our nonperforming assets as of the dates indicated (amounts in thousands):

	March 31,		December 31,
	2022	2021	2021
Nonaccrual loans	$2,749	$4,654	$2,272
Accruing loans past due 90 days or more	-	174	-
Total nonperforming loans	2,749	4,828	2,272
Foreclosed assets	342	177	256
Total nonperforming assets	$3,091	$5,005	$2,528

Allowance for loan losses to period end loans	1.56%	1.49%	1.65%
Allowance for loan losses to period end nonperforming loans	760.06%	373.41%	920.86%
Net charge-offs (recoveries) to average loans (annualized)	0.01%	-0.01%	0.05%
Nonperforming assets to period end loans and foreclosed property	0.23%	0.41%	0.20%
Nonperforming loans to period end loans	0.21%	0.40%	0.18%
Nonperforming assets to total assets	0.13%	0.24%	0.11%
Period end loans	1,336,352	1,212,310	1,266,665
Period end total assets	2,471,059	2,058,927	2,395,680
Allowance for loan losses	20,894	18,028	20,922
Average loans for the period	1,288,772	1,186,902	1,217,901
Net charge-offs for the period	28	(39)	625
Period end loans plus foreclosed property	1,336,694	1,212,487	1,266,921

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

The following table details the composition of our deposit portfolio as of March 31, 2022, and December 31, 2021.

	March 31, 2022		December 31, 2021
		Percent of		Percent of
	Amount	Total	Amount	Total
Demand deposits, non-interest bearing	$644,800	28.6%	$610,002	28.4%
Demand deposits, interest bearing	544,048	24.1%	519,547	24.2%
Money market accounts	687,741	30.5%	623,763	29.0%
Savings deposits	125,456	5.6%	117,767	5.5%
Time certificates of $250 thousand or more	89,782	4.0%	106,271	4.9%
Other time certificates	161,759	7.2%	173,827	8.0%
Totals	$2,253,586	100.0%	$2,151,177	100.0%

Total deposits were $2.25 billion at March 31, 2022, an increase of $102.4 million from December 31, 2021 with the increase resulting mainly in the balances of money market accounts and demand deposit accounts. Some of our demand deposit accounts are seasonal and have expected balance fluctuations. The seasonality of these demand deposits is related to property tax collections and to agricultural production.

The following table presents the Bank’s time certificates of deposits by various maturities as of March 31, 2022 (amounts in thousands).

	All Time Deposits	Time Deposits $100 or more	Time Deposits less than $100
Three months or less	$76,951	$55,390	$21,561
Greater than three months through six months	58,698	42,380	16,318
Greater than six months through one year	62,155	39,790	22,365
Greater than one year through three years	32,766	21,935	10,831
Greater than three years	20,971	17,181	3,790
Total	$251,541	$176,676	$74,865

Other Funding Sources

We supplement our deposit funding with wholesale funding when needed for balance sheet planning and management or when the terms are attractive and will not disrupt our offering rates in our markets. A source we have used for wholesale funding is the Federal Home Loan Bank of Atlanta (FHLB). The line of credit with the FHLB is secured by pledges of various loans in our loan portfolio. At March 31, 2022, the FHLB line of credit available was $274.3 million and at December 31, 2021 it was $257.1 million. As of March 31, 2022 and December 31, 2021, we have no Federal Home Loan Bank advances outstanding.  We also have lines of credit for federal funds borrowings with other banks that totaled $68.5 million and $48.5 million at March 31, 2022 and December 31, 2021, respectively. Furthermore, we have pledged certain loans to the Federal Reserve Bank (FRB) to secure a line of credit. At March 31, 2022, the FRB line of credit available was $157.4 million and at December 31, 2021, the FRB line of credit available was $144.1 million. We have never drawn on the FRB line of credit and consider it a contingency line of credit to be used only for emergency liquidity management.

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

Cash and cash equivalents at March 31, 2022 and December 31, 2021, were $87.1 million and $62.0 million, respectively. Based on recorded cash and cash equivalents, management believes River Financial Corporation’s liquidity resources were sufficient at March 31, 2022 to fund loans and meet other cash needs as necessary.

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

Financial instruments whose contract amount represents credit risk at March 31, 2022 and December 31, 2021 were as follows  (amounts in thousands):

	March 31, 2022	December 31, 2021
Commitments to extend credit	$351,190	$328,646
Stand-by and performance letters of credit	3,519	2,426
Total	$354,709	$331,072

Contractual Obligations

While our liquidity monitoring and management considers both present and future demands for and sources of liquidity, the following table of contractual commitments focuses only on future obligations as of March 31, 2022 (amounts in thousands).

		Due after 1	Due after 3
	Due in 1	through	through	Due after
	year or less	3 years	5 years	5 years	Total
Deposits without a stated maturity	$2,002,045	$-	$-	$-	$2,002,045
Certificates of deposit of less than $100	60,244	10,831	3,790	-	74,865
Certificates of deposit of $100 or more	137,560	21,935	17,181	-	176,676
Securities sold under agreements to repurchase	9,920	-	-	-	9,920
Subordinated debt, net of loan costs	-	-	-	39,362	39,362
Operating leases	616	1,180	946	2,480	5,222
Total contractual obligations	$2,210,385	$33,946	$21,917	$41,842	$2,308,090

Capital Position and Dividends

At March 31, 2022 and December 31, 2021, total stockholders’ equity was $154.7 million and $179.6 million, respectively. The decrease of approximately $24.8 million resulted mainly from the net change in retained earnings and other comprehensive loss for the three months ended March 31, 2022. Retained earnings for the first three months of 2022 increased $4.8 million and other comprehensive loss decreased $30.1 million. The ratio of stockholders’ equity to total assets was 6.26% and 7.50% at March 31, 2022 and December 31, 2021, respectively.

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

Management believes, as of March 31, 2022, that the Bank meets all capital adequacy requirements to which it is subject. The following table presents the Bank’s capital amounts and ratios as of March 31, 2022 with the required minimum levels for capital adequacy purposes including the phase in of the capital conservation buffer under Basel III and minimum levels to be well capitalized (as defined) under the regulatory prompt corrective action regulations.

As of March 31, 2022:
					To Be Well Capitalized
			Required For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (To Risk-Weighted Assets)	$214,951	13.932%	$162,002	>= 10.500%	$154,288	>= 10.00%
Common Equity Tier 1 Capital (To Risk-Weighted Assets)	195,645	12.681%	108,002	>= 7.000%	100,287	>= 6.50%
Tier 1 Capital (To Risk-Weighted Assets)	195,645	12.681%	131,145	>= 8.500%	123,430	>= 8.00%
Tier 1 Capital (To Average Assets)	195,645	8.204%	95,390	>= 4.000%	119,238	>= 5.00%

Management believes, as of December 31, 2021, that the Bank met all capital adequacy requirements to which it was subject at the time. The following table presents the Bank’s capital amounts and ratios as of December 31, 2021 with the required minimum levels for capital adequacy purposes and minimum levels to be well capitalized (as defined) under the prompt corrective action regulations.

As of December 31, 2021:
					To Be Well Capitalized
			Required For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (To Risk-Weighted Assets)	$203,848	14.071%	$152,116	>= 10.500%	$144,872	>= 10.00%
Common Equity Tier 1 Capital (To Risk-Weighted Assets)	185,704	12.819%	101,410	>= 7.000%	94,167	>= 6.50%
Tier 1 Capital (To Risk-Weighted Assets)	185,704	12.819%	123,141	>= 8.500%	115,897	>= 8.00%
Tier 1 Capital (To Average Assets)	185,704	8.013%	92,707	>= 4.000%	115,884	>= 5.00%

River Financial Corporation’s principal source of funds for dividend payments and debt service is dividends received from River Bank. There are statutory limitations on the payment of dividends by River Bank to River Financial Corporation. As of March 31, 2022, the maximum amount the Bank could dividend to River Financial Corporation without prior regulatory authority approval was approximately $53.4 million. In addition to dividend restrictions, federal statutes prohibit unsecured loans from banks to bank holding companies.

During the three months ending March 31, 2022 there were 6,000 incentive stock options issued with a weighted average exercise price of $31.20 per share. During the same period, there were 18,000 incentive stock options exercised at a weighted average exercise price of $16.63 per share. A total of 335,229 incentive stock options were outstanding as of March 31, 2022 with a weighted average exercise price of $23.38 per share and a weighted average remaining life of 5.91 years.

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

The following table illustrates our interest rate sensitivity at March 31, 2022, assuming the relevant assets and liabilities are collected and paid, respectively, based upon historical experience rather than their stated maturities (amounts in thousands).

	0-1 Mos	1-3 Mos	3-12 Mos	1-2 Yrs	2-3 Yrs	>3 Yrs	Total
Interest earning assets
Loans	$261,148	$90,113	$250,444	$187,878	$141,865	$404,904	$1,336,352
Securities	46,216	22,896	55,107	63,016	76,315	641,589	905,139
Certificates of deposit in banks	249	249	245	2,217	-	452	3,412
Cash balances in banks	53,358	-	-	-	-	-	53,358
Federal funds sold	-	-	-	-	-	-	-
Total interest earning assets	$360,971	$113,258	$305,796	$253,111	$218,180	$1,046,945	$2,298,261

Interest bearing liabilities
Interest bearing transaction accounts	$112,953	$8,306	$37,377	$49,834	$49,834	$285,744	$544,048
Savings and money market accounts	253,211	18,504	83,268	111,024	111,024	236,166	813,197
Time deposits	23,941	53,647	118,688	21,302	11,134	22,829	251,541
Securities sold under agreements to repurchase	9,920	-	-	-	-	-	9,920
Subordinated debentures, net of loan costs	-	-	-	-	-	39,362	39,362
Total interest bearing liabilities	$400,025	$80,457	$239,333	$182,160	$171,992	$584,101	$1,658,068

Interest sensitive gap
Period gap	$(39,054)	$32,801	$66,463	$70,951	$46,188	$462,844	$640,193
Cumulative gap	$(39,054)	$(6,253)	$60,210	$131,161	$177,349	$640,193
Cumulative gap - Rate Sensitive Assets/ Rate Sensitive Liabilities	-1.7%	-0.3%	2.6%	5.7%	7.7%	27.9%

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

	Impact on net interest income
	As of	As of
	March 31, 2022	December 31, 2021
Change in prevailing rates:
+ 400 basis points	2.83%	2.18%
+ 300 basis points	2.16%	1.87%
+ 200 basis points	1.50%	1.45%
+ 100 basis points	0.83%	0.75%
+ 0 basis points	-	-
- 100 basis points	(1.97)%	(1.84)%
- 200 basis points	(2.96)%	(2.81)%
- 300 basis points	(3.92)%	(2.87)%
- 400 basis points	(3.92)%	(2.91)%

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This item is not applicable to smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company has carried out an evaluation under the supervision and with participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even the effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2022, the Company’s disclosure controls and procedures are effective in ensuring that material information relating to the Company required to be disclosed in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods and is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the three months ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time the Company is a party to legal proceedings.  At the present time the Company is not part of any proceeding which the Company deems to be material.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 that could materially affect the Company’s business, financial condition or future results as well as those in the Company’s Report on Form 10-Q for the quarter ended March 31, 2022. The risks described in the Company’s Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.

The risk factors in our Annual Report on Form 10-K for the year ended December 31, 2021 should be reviewed, especially in the context of the risk factors set forth below.

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

10.13

Loan and Security Agreement, dated August 9, 2021, between River Financial Corporation and ServisFirst Bank, included as Exhibit 10.13 in the River Financial Corporation Form 10-K, filed on March 15, 2022 and incorporated herein by reference.

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

RIVER FINANCIAL CORPORATION

Date: May 10, 2022	By:	/s/ James M. Stubbs
James M. Stubbs
Chief Executive Officer (principal executive officer)

Date: May 10, 2022	By:	/s/ Jason B. Davis
Jason B. Davis
Chief Financial Officer