Form 10-Q
period 2022-06-30
River Financial Corp
filed 2022-08-02
CIK 1641601

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 1, 2022, the registrant had 6,659,258 shares of common stock, $1.00 par value per share, outstanding.

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

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

RIVER FINANCIAL CORPORATION

Consolidated Statements of Financial Condition

(in thousands except share data)

	June 30, 2022	December 31, 2021
	Unaudited	Audited
Assets
Cash and due from banks	$28,758	$15,756
Interest-bearing deposits in banks	24,789	36,706
Federal funds sold	-	9,500
Cash and cash equivalents	53,547	61,962

Certificates of deposit in banks	2,914	3,412
Securities held-to-maturity, at amortized cost	137,635	50,182
Securities available-for-sale, at fair value	701,949	876,759
Loans held for sale	8,938	15,501
Loans, net of unearned income and discounts	1,454,484	1,266,665
Less allowance for loan losses	(21,777)	(20,922)
Net loans	1,432,707	1,245,743
Premises and equipment, net	38,655	36,702
Accrued interest receivable	7,101	7,031
Bank owned life insurance	45,771	45,161
Foreclosed assets	529	256
Deferred income taxes, net	25,946	6,253
Core deposit intangible	2,525	2,985
Goodwill	27,817	27,817
Restricted equity securities	2,398	1,482
Other assets	12,968	14,434
Total assets	$2,501,400	$2,395,680
Liabilities and Shareholders' Equity
Noninterest-bearing deposits	$665,435	$610,002
Interest-bearing deposits	1,620,428	1,541,175
Total deposits	2,285,863	2,151,177
Securities sold under agreements to repurchase	7,663	9,754
Federal Home Loan Bank advances	20,000	-
Subordinated debentures, net of loan costs	39,381	39,344
Accrued interest payable and other liabilities	12,411	12,727
Total liabilities	2,365,318	2,213,002
Common stock related to 401(k) Employee Stock Ownership Plan	3,638	3,116
Stockholders' Equity
Common stock ($1 par value; 10,000,000 shares authorized; 6,659,285 and 6,570,385 shares issued; 6,659,258 and 6,568,285 shares outstanding, respectively)	6,659	6,570
Additional paid-in capital	104,056	101,583
Retained earnings	88,159	75,815
Accumulated other comprehensive loss	(60,875)	(1,222)
Unvested restricted stock	(1,916)	-
Treasury stock at cost (27 and 2,100 shares, respectively)	(1)	(68)
Common stock related to 401(k) Employee Stock Ownership Plan	(3,638)	(3,116)
Total stockholders' equity	132,444	179,562
Total equity	136,082	182,678
Total liabilities and stockholders' equity	$2,501,400	$2,395,680

The accompanying notes are an integral part of these financial statements.

RIVER FINANCIAL CORPORATION

Unaudited Consolidated Statements of Income

(in thousands except per share data)

	For the Three Months Ended:		For the Six Months Ended:
	June 30,		June 30,
	2022	2021	2022	2021
Interest income:
Loans, including fees	$16,839	$15,476	$32,310	$31,029
Taxable securities	3,399	1,663	6,572	3,026
Nontaxable securities	425	534	927	1,070
Federal funds sold	-	7	2	14
Other interest income	60	32	85	61
Total interest income	20,723	17,712	39,896	35,200
Interest expense:
Deposits	773	1,039	1,588	2,158
Short-term borrowings	7	2	11	5
Federal Home Loan Bank advances	41	-	41	-
Subordinated debentures	418	423	837	529
Note payable	-	-	-	242
Total interest expense	1,239	1,464	2,477	2,934
Net interest income	19,484	16,248	37,419	32,266
Provision for loan losses	930	1,185	930	2,371
Net interest income after provision for loan losses	18,554	15,063	36,489	29,895
Noninterest income:
Service charges and fees	1,731	1,444	3,334	2,786
Investment brokerage revenue	260	62	403	125
Mortgage operations	1,402	1,560	3,301	3,408
Bank owned life insurance income	307	274	610	543
Net (loss) gain on sales of investment securities	(678)	-	(1,266)	7
Other noninterest income	276	85	423	216
Total noninterest income	3,298	3,425	6,805	7,085
Noninterest expense:
Salaries and employee benefits	7,483	6,649	14,490	12,564
Occupancy expenses	645	604	1,290	1,178
Equipment rentals, depreciation, and maintenance	363	289	679	564
Telephone and communications	125	136	211	313
Advertising and business development	225	176	376	312
Data processing	873	765	1,722	1,429
Foreclosed assets, net	(40)	45	(42)	86
Federal deposit insurance and other regulatory assessments	289	256	654	549
Legal and other professional services	296	344	607	623
Other operating expenses	1,897	1,519	3,571	2,959
Total noninterest expense	12,156	10,783	23,558	20,577
Income before income taxes	9,696	7,705	19,736	16,403
Provision for income taxes	2,188	1,677	4,474	3,588
Net income	$7,508	$6,028	$15,262	$12,815

Basic net earnings per common share	$1.13	$0.92	$2.30	$1.96
Diluted net earnings per common share	$1.11	$0.91	$2.27	$1.94
Dividends per common share	$-	$-	$0.44	$0.40

The accompanying notes are an integral part of these financial statements.

RIVER FINANCIAL CORPORATION

Unaudited Consolidated Statements of Comprehensive (Loss) Income

(in thousands)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net income	$7,508	$6,028	$15,262	$12,815
Other comprehensive (loss) income, net of tax:
Investment securities available-for-sale:
Net unrealized (losses) gains	(40,107)	246	(80,920)	(6,141)
Income tax effect	10,070	(61)	20,319	1,543
Reclassification adjustments for net losses (gains) realized in net income	678	-	1,266	(7)
Income tax effect	(170)	-	(318)	2
Other comprehensive (loss) income, net of tax	(29,529)	185	(59,653)	(4,603)
Comprehensive (loss) income	$(22,021)	$6,213	$(44,391)	$8,212

The accompanying notes are an integral part of these financial statements.

RIVER FINANCIAL CORPORATION

Unaudited Consolidated Statements of Changes in Stockholders' Equity

(in thousands except share and per share data)

				Accumulated			Common
		Additional		Other	Unvested		Stock	Total
	Common	Paid In	Retained	Comprehensive	Restricted	Treasury	Related to	Stockholders'
	Stock	Capital	Earnings	Loss	Stock	Stock	ESOP	Equity
Balance at December 31, 2021	$6,570	$101,583	$75,815	$(1,222)	$-	$(68)	$(3,116)	$179,562
Net income	-	-	15,262	-	-	-	-	15,262
Other comprehensive loss, net of tax	-	-	-	(59,653)	-	-	-	(59,653)
Exercise of stock options (23,150 shares)	23	398	-	-	-	-	-	421
Purchase of treasury stock (17,305 shares)	-	-	-	-	-	(619)	-	(619)
Restricted stock grants (65,750 shares)	66	2,009	-	-	(2,075)	-	-	-
Sale of treasury shares (19,378 shares)	-	(9)	-	-	-	686	-	677
Dividends declared ($0.44 per share)	-	-	(2,918)	-	-	-	-	(2,918)
Stock-based compensation expense	-	75	-	-	159	-	-	234
Change for ESOP related shares	-	-	-	-		-	(522)	(522)
Balance at June 30, 2022	$6,659	$104,056	$88,159	$(60,875)	$(1,916)	$(1)	$(3,638)	$132,444

The accompanying notes are an integral part of these financial statements.

RIVER FINANCIAL CORPORATION

Unaudited Consolidated Statements of Cash Flows

(in thousands)

	For the Six Months
	Ended June 30,
	2022	2021
Cash Flows From Operating Activities:
Net Income	$15,262	$12,815
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	930	2,371
Provision for losses on foreclosed assets	-	60
Amortization of securities	2,231	3,617
Accretion of securities	(261)	(83)
Realized net loss (gain) on securities available-for-sale	1,266	(7)
Accretion of discount on acquired loans	(6)	(50)
Accretion of deferred loan fees / costs	(1,881)	(1,452)
Amortization of core deposit intangible asset	460	558
Amortization of debt issuance costs	37	-
Stock-based compensation expense	234	92
Bank owned life insurance income	(610)	(543)
Depreciation and amortization of premises and equipment	857	732
Gain on sales of foreclosed assets	(80)	(10)
Deferred income tax expense (benefit)	308	(1,070)
(Increase) decrease in operating assets and (decrease) increase in operating liabilities:
Loans held-for-sale	6,563	6,823
Accrued interest receivable	(70)	97
Other assets	1,466	(1,566)
Accrued interest payable and other liabilities	(316)	751
Net cash from operating activities	26,390	23,135
Cash Flows Used For Investing Activities:
Maturity of certificate of deposit	498	495
Activity in securities available-for-sale:
Sales of securities available-for-sale	154,392	4,383
Maturities, payments, calls of securities available-for-sale	42,212	64,570
Purchases of securities available-for-sale	(182,601)	(365,717)
Activity in securities held-to-maturity:
Maturities, payments, calls of securities held-to-maturity	3,228	-
Purchases of securities held-to-maturity	(12,764)	-
Loan principal originations, net	(186,644)	(40,380)
Proceeds from sale of foreclosed assets	444	141
Purchases of premises and equipment	(2,810)	(2,697)
(Purchase) sale of restricted equity securities, net	(916)	295
Purchase of bank owned life insurance	-	(11,000)
Net cash used for investing activities	(184,961)	(349,910)
Cash Flows From Financing Activities:
Net increase in deposits	134,686	338,378
Net decrease in securities sold under agreements to repurchase	(2,091)	(3,167)
Proceeds from Federal Home Loan Bank advances	30,000	-
Repayment of Federal Home Loan Bank advances	(10,000)	-
Proceeds from issuance of subordinated debt, net of loan costs	-	39,316
Repayment of note payable	-	(20,392)
Proceeds from exercise of common stock options and warrants	421	137
Purchase of treasury stock	(619)	(440)
Sale of treasury stock	677	1,181
Cash dividends	(2,918)	(2,612)
Net cash from financing activities	150,156	352,401
Net Change In Cash And Cash Equivalents	(8,415)	25,626
Cash and Cash Equivalents At Beginning Of Period	61,962	60,268
Cash and Cash Equivalents At End Of Period	$53,547	$85,894

Supplemental Disclosures Of Cash Flows Information:
Cash Payments For:
Interest paid to depositors	$1,632	$2,224
Interest paid on borrowings	$412	$461
Income taxes	$820	$5,630
Non-cash investing and financing activities:
Transfer of loans to foreclosed assets	$637	$625
Transfer of securities from available-for-sale to held-to-maturity	$78,047	$-

The accompanying notes are an integral part of these financial statements.

River Financial Corporation

Notes to Unaudited Consolidated Financial Statements

(amounts in thousands, except share and per share data)

Note 1 – Basis of Presentation

General

The unaudited consolidated financial statements include the accounts of River Financial Corporation (“River” or the “Company”) and its wholly owned subsidiary, River Bank & Trust (“Bank”). The Bank provides a full range of commercial and consumer banking services primarily in the Montgomery, Alabama metropolitan area, Autauga, Baldwin, Chilton, Coffee, Elmore, Etowah, Houston, Jefferson, Lee, Madison, Mobile, Morgan and Tallapoosa counties and surrounding counties in Alabama. The Bank is primarily regulated by the Federal Deposit Insurance Corporation (FDIC) and undergoes periodic examinations by this regulatory agency and the Alabama Banking Department. The Company is regulated by the Federal Reserve Bank (FRB) and is also subject to periodic examinations.

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

The reconciliation of the components of the basic and diluted earnings per share is as follows (amounts in thousands):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2022	2021	2022	2021
Net earnings available to common shareholders	$7,508	$6,028	$15,262	$12,815
Weighted average common shares outstanding	6,631,472	6,531,352	6,628,484	6,525,581
Dilutive effect of stock options	107,901	77,364	99,890	71,437
Diluted common shares	6,739,373	6,608,716	6,728,374	6,597,018
Basic earnings per common share	$1.13	$0.92	$2.30	$1.96
Diluted earnings per common share	$1.11	$0.91	$2.27	$1.94

Note 4 – Investment Securities

The following tables summarize the amortized cost and fair value of securities available-for-sale and securities held-to-maturity and the corresponding amounts of unrealized gains and losses recognized in accumulated other comprehensive loss at June 30, 2022 and December 31, 2021 (amounts in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2022:
Securities available-for-sale:
Residential mortgage-backed	$462,947	$-	$(51,950)	$410,997
U.S. treasury securities	146,133	-	(12,570)	133,563
U.S. govt. sponsored enterprises	73,957	26	(4,538)	69,445
State, county, and municipal	82,262	7	(10,992)	71,277
Corporate debt obligations	17,906	24	(1,263)	16,667
Total available-for-sale	$783,205	$57	$(81,313)	$701,949

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2022:
Securities held-to-maturity:
Residential mortgage-backed	$74,716	$-	$(12,281)	$62,435
State, county, and municipal	62,919	-	(11,645)	51,274
Total held-to-maturity	$137,635	$-	$(23,926)	$113,709

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2021:
Securities available-for-sale:
Residential mortgage-backed	$562,109	$1,512	$(6,063)	$557,558
U.S. treasury securities	151,331	-	(1,803)	149,528
U.S. govt. sponsored enterprises	54,005	555	(65)	54,495
State, county, and municipal	94,976	4,405	(127)	99,254
Corporate debt obligations	15,942	49	(67)	15,924
Total available-for-sale	$878,363	$6,521	$(8,125)	$876,759

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2021:
Securities held-to-maturity:
State, county, and municipal	$50,182	$139	$(156)	$50,165
Total held-to-maturity	$50,182	$139	$(156)	$50,165

The Company reassessed classification of certain investments and effective February 2022 the Company transferred $78 million of residential mortgage-backed securities from available-for-sale to held-to-maturity. The transfer occurred at fair value. The related unrealized loss included in accumulated other comprehensive income remained in accumulated other comprehensive income, to be amortized out of accumulated other comprehensive income with an offsetting entry to interest income as a yield adjustment through earnings over the remaining term of the securities. No gain or loss was recorded at the time of transfer.

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

The following tables summarize securities with unrealized and unrecognized losses as of June 30, 2022 and December 31, 2021 aggregated by major security type and length of time in a continuous unrealized or unrecognized loss position (amounts in thousands):

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2022:
Securities available-for-sale:
Residential mortgage-backed	$383,097	$47,566	$27,900	$4,384	$410,997	$51,950
U.S. treasury securities	133,563	12,570	-	-	133,563	12,570
U.S. govt. sponsored enterprises	58,853	4,538	-	-	58,853	4,538
State, county & municipal	65,335	10,329	2,608	663	67,943	10,992
Corporate debt obligations	13,738	1,236	473	27	14,211	1,263
Total available-for-sale	$654,586	$76,239	$30,981	$5,074	$685,567	$81,313

Securities held-to-maturity:
Residential mortgage-backed	$8,381	$1,367	$54,054	$10,914	$62,435	$12,281
State, county & municipal	45,929	11,645	-	-	45,929	11,645
Total held-to-maturity	$54,310	$13,012	$54,054	$10,914	$108,364	$23,926

December 31, 2021:
Securities available-for-sale:
Residential mortgage-backed	$442,210	$5,075	$33,032	$988	$475,242	$6,063
U.S. treasury securities	149,528	1,803	-	-	149,528	1,803
U.S. govt. sponsored enterprises	27,377	65	-	-	27,377	65
State, county & municipal	6,775	110	618	17	7,393	127
Corporate debt obligations	9,948	67	-	-	9,948	67
Total available-for-sale	$635,838	$7,120	$33,650	$1,005	$669,488	$8,125

Securities held-to-maturity:
State, county & municipal	$17,775	$156	$-	$-	$17,775	$156
Total held-to-maturity	$17,775	$156	$-	$-	$17,775	$156

As of June 30, 2022, management does not consider securities with unrealized losses to be other-than-temporarily impaired. The unrealized losses in each category have occurred as a result of changes in interest rates, market spreads and market conditions subsequent to purchase. The Company has the ability and intent to hold its securities for a period of time sufficient to allow for a recovery in fair value. There were no other-than-temporary impairments charged to earnings during the six months ended June 30, 2022 or 2021. The Company owned a total of 334 securities with unrealized losses of $105.2 million at June 30, 2022. As of June 30, 2022 and December 31, 2021, securities with a carrying value of approximately $220.8 million and $205.3 million, respectively, were pledged to secure public deposits as required by law. At June 30, 2022 and December 31, 2021, the carrying value of securities pledged to secure repurchase agreements was approximately $14.9 million and $17.9 million, respectively.

During the six months ended June 30, 2022, the Company sold investment securities for proceeds of $154.4 million and realized losses of $1.3 million. During the six months ended June 30, 2021, the Company sold investment securities for proceeds of $4.4 million and realized gains of $7 thousand.

The amortized cost and estimated fair value of debt securities at June 30, 2022 and December 31, 2021, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities for residential mortgage backed securities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties. These securities are therefore not presented by maturity classification.

	June 30, 2022		December 31, 2021
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)		(In Thousands)
Securities available-for-sale
Less than 1 year	$1,135	$1,137	$11,573	$11,682
1 to 5 years	146,430	134,246	158,678	157,799
5 to 10 years	88,144	81,233	70,856	70,959
After 10 years	84,549	74,336	75,147	78,761
	320,258	290,952	316,254	319,201
Residential mortgage-backed securities	462,947	410,997	562,109	557,558
Total available-for-sale	$783,205	$701,949	$878,363	$876,759

	June 30, 2022		December 31, 2021
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)		(In Thousands)
Securities held-to-maturity
5 to 10 years	$5,150	$4,359	$1,132	$1,132
After 10 years	57,769	46,915	49,050	49,033
	62,919	51,274	50,182	50,165
Residential mortgage-backed securities	74,716	62,435	-	-
Total held-to-maturity	$137,635	$113,709	$50,182	$50,165

Note 5 – Loans, Allowance for Loan Losses and Credit Quality

Major classifications of loans at June 30, 2022 and December 31, 2021 are summarized as follows (amounts in thousands):

	June 30, 2022		December 31, 2021
	Amount	% of Total	Amount	% of Total
Residential real estate:
Closed-end 1-4 family - first lien	$408,551	28.5%	$317,754	25.5%
Closed-end 1-4 family - junior lien	6,867	0.5%	5,434	0.4%
Multi-family	7,957	0.6%	9,981	0.8%
Total residential real estate	423,375	29.6%	333,169	26.7%
Commercial real estate:
Nonfarm nonresidential	397,341	27.7%	350,373	28.1%
Farmland	45,357	3.2%	38,808	3.1%
Total commercial real estate	442,698	30.9%	389,181	31.2%
Construction and land development:
Residential	115,995	8.1%	90,924	7.3%
Other	125,089	8.7%	105,192	8.4%
Total construction and land development	241,084	16.8%	196,116	15.7%
Home equity lines of credit	53,167	3.7%	49,569	4.0%
Commercial loans:
Other commercial loans	181,086	12.6%	201,922	16.2%
Agricultural	39,991	2.8%	36,063	2.9%
State, county, and municipal loans	33,268	2.3%	23,939	2.0%
Total commercial loans	254,345	17.7%	261,924	21.1%
Consumer loans	45,161	3.2%	43,080	3.5%
Total gross loans	1,459,830	101.9%	1,273,039	102.2%
Allowance for loan losses	(21,777)	-1.5%	(20,922)	-1.7%
Net discounts	(331)	0.0%	(400)	0.0%
Net deferred loan fees	(5,015)	-0.4%	(5,974)	-0.5%
Net loans	$1,432,707	100.0%	$1,245,743	100.0%

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

	Real Estate Mortgage Loans
			Construction	Home Equity
			and Land	Lines
Allowance for Loan Losses	Residential	Commercial	Development	Of Credit	Commercial	Consumer	Total
Balance - December 31, 2021	$2,596	$8,038	$2,992	$396	$6,486	$414	$20,922
Provision (credit) for loan losses	1,062	265	361	66	(824)	-	930
Loan charge-offs	(42)	-	-	-	(148)	-	(190)
Loan recoveries	-	63	5	-	34	13	115
Balance - June 30, 2022	$3,616	$8,366	$3,358	$462	$5,548	$427	$21,777

Ending balance:
Individually evaluated for impairment	$8	$244	$2	$-	$43	$48	$345
Collectively evaluated for impairment	3,608	8,122	3,356	462	5,505	379	21,432
Total	$3,616	$8,366	$3,358	$462	$5,548	$427	$21,777

Loans:
Individually evaluated for impairment	$779	$5,261	$-	$103	$257	$48	$6,448
Collectively evaluated for impairment	422,586	437,437	241,078	53,064	254,088	45,113	1,453,366
Acquired loans with deteriorated credit quality	10	-	6	-	-	-	16
Total	$423,375	$442,698	$241,084	$53,167	$254,345	$45,161	$1,459,830

	Real Estate Mortgage Loans
			Construction	Home Equity
			and Land	Lines
Allowance for Loan Losses	Residential	Commercial	Development	Of Credit	Commercial	Consumer	Total
Balance - December 31, 2020	$1,676	$6,807	$1,749	$268	$5,897	$406	$16,803
Provision (credit) for loan losses	340	1,350	347	39	328	(33)	2,371
Loan charge-offs	(101)	(177)	-	-	(84)	(29)	(391)
Loan recoveries	-	35	4	-	65	26	130
Balance - June 30, 2021	$1,915	$8,015	$2,100	$307	$6,206	$370	$18,913

Ending balance:
Individually evaluated for impairment	$63	$-	$-	$-	$189	$71	$323
Collectively evaluated for impairment	1,852	8,015	2,100	307	6,017	299	18,590
Total	$1,915	$8,015	$2,100	$307	$6,206	$370	$18,913

Loans:
Individually evaluated for impairment	$773	$2,650	$-	$301	$286	$71	$4,081
Collectively evaluated for impairment	285,163	383,690	164,184	43,878	312,829	41,994	1,231,738
Acquired loans with deteriorated credit quality	224	138	15	-	-	4	381
Total	$286,160	$386,478	$164,199	$44,179	$313,115	$42,069	$1,236,200

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

Treatment of Pandemic-related Loan Modifications Pursuant to the CARES Act and Interagency Statement

Section 4013 of the CARES Act, enacted on March 27, 2020, provided that, from the period beginning March 1, 2020 until the earlier of December 31, 2020 or the date that is 60 days after the date on which the national emergency concerning the COVID-19 pandemic declared by the President of the United States under the National Emergencies Act terminates (the “applicable period”), we may elect to suspend GAAP for loan modifications related to the pandemic that would otherwise be categorized as troubled debt restructurings (TDR) and suspend any determination of a loan modified as a result of the effects of the pandemic as being a TDR, including impairment for accounting purposes. The suspension is applicable for the term of the loan modification that occurs during the applicable period for a loan that was not more than 30 days past due as of December 31, 2019. The suspension is not applicable to any adverse impact on the credit of a borrower that is not related to the pandemic.

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

We have received requests from our borrowers for loan and lease deferrals and modifications including the deferral of principal payments or the deferral of principal and interest payments for terms generally around 90-180 days. Requests are evaluated individually and approved modifications are based on the unique circumstances of each borrower. In total, the Bank placed approximately $167 million of loans on a loan deferral plan as part of COVID-19 modifications. As of June 30, 2022, approximately $321 thousand of these loans remain on deferral. In accordance with Section 4013 of the CARES Act and the interagency statement, we have not accounted for such loans as TDRs, nor have we designated them as past due or nonaccrual. The risk ratings for these loans are evaluated regularly and evaluated for impairment if deemed necessary.

The following table presents impaired loans by class of loans as of June 30, 2022 (amounts in thousands). Purchased credit-impaired loans are not included in these tables because they are carried at fair value and accordingly have no related associated allowance.

Nonaccruing Impaired Loans	Unpaid Principal Balance	Recorded Investment	Impaired Loans With No Allowance	Impaired Loans With Allowance	Allowance for Loan Losses
Mortgage loans on real estate:
Residential real estate	$334	$334	$334	$-	$-
Commercial real estate	635	635	400	235	244
Construction and land development	-	-	-	-	-
Total mortgage loans on real estate	969	969	734	235	244
Home equity lines of credit	103	103	103	-	-
Commercial loans	-	-	-	-	-
Consumer loans	-	-	-	-	-
Total Loans	$1,072	$1,072	$837	$235	$244

Accruing Impaired Loans	Unpaid Principal Balance	Recorded Investment	Impaired Loans With No Allowance	Impaired Loans With Allowance	Allowance for Loan Losses
Mortgage loans on real estate:
Residential real estate	$445	$445	$389	$56	$8
Commercial real estate	4,626	4,626	4,626	-	-
Construction and land development	-	-	-	-	2
Total mortgage loans on real estate	5,071	5,071	5,015	56	10
Home equity lines of credit	-	-	-	-	-
Commercial loans	257	257	215	42	43
Consumer loans	48	48	-	48	48
Total Loans	$5,376	$5,376	$5,230	$146	$101

Total Impaired Loans	Unpaid Principal Balance	Recorded Investment	Impaired Loans With No Allowance	Impaired Loans With Allowance	Allowance for Loan Losses
Mortgage loans on real estate:
Residential real estate	$779	$779	$723	$56	$8
Commercial real estate	5,261	5,261	5,026	235	244
Construction and land development	-	-	-	-	2
Total mortgage loans on real estate	6,040	6,040	5,749	291	254
Home equity lines of credit	103	103	103	-	-
Commercial loans	257	257	215	42	43
Consumer loans	48	48	-	48	48
Total Loans	$6,448	$6,448	$6,067	$381	$345

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

The following table presents the average recorded investment in impaired loans and the interest income recognized on impaired loans in the six months ended June 30, 2022 and 2021 by loan category (amounts in thousands).

	Six Months Ended			Six Months Ended
	June 30, 2022			June 30, 2021
	Average	Ending		Average	Ending
	Recorded	Recorded	Interest	Recorded	Recorded	Interest
	Investment	Investment	Income	Investment	Investment	Income
Mortgage loans on real estate:
Residential real estate	$1,234	$779	$16	$843	$773	$6
Commercial real estate	5,655	5,261	259	2,786	2,650	46
Construction and land development	292	-	8	233	-	-
Total mortgage loans on real estate	7,181	6,040	283	3,862	3,423	52
Home equity lines of credit	169	103	-	372	301	4
Commercial loans	291	257	8	291	286	4
Consumer loans	91	48	2	77	71	-
Total Loans	$7,732	$6,448	$293	$4,602	$4,081	$60

The following tables present the aging of loans and non-accrual loans as of June 30, 2022 and December 31, 2021, by class of loans (amounts in thousands).

	Accruing Loans
As of June 30, 2022	Current	30-89 Days Past Due	90+ Days Past Due	Nonaccrual Loans	Total Loans
Mortgage loans on real estate:
Residential real estate	$422,187	$533	$-	$655	$423,375
Commercial real estate	442,063	-	-	635	442,698
Construction and land development	240,705	369	-	10	241,084
Total mortgage loans on real estate	1,104,955	902	-	1,300	1,107,157
Home equity lines of credit	52,905	94	-	168	53,167
Commercial loans	253,875	470	-	-	254,345
Consumer loans	44,585	557	-	19	45,161
Total Loans	$1,456,320	$2,023	$-	$1,487	$1,459,830

	Accruing Loans
As of December 31, 2021	Current	30-89 Days Past Due	90+ Days Past Due	Nonaccrual Loans	Total Loans
Mortgage loans on real estate:
Residential real estate	$330,718	$1,439	$-	$1,012	$333,169
Commercial real estate	387,103	1,193	-	885	389,181
Construction and land development	195,778	327	-	11	196,116
Total mortgage loans on real estate	913,599	2,959	-	1,908	918,466
Home equity lines of credit	49,229	88	-	252	49,569
Commercial loans	261,620	304	-	-	261,924
Consumer loans	42,767	201	-	112	43,080
Total Loans	$1,267,215	$3,552	$-	$2,272	$1,273,039

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

As of June 30, 2022 and December 31, 2021, and based on the most recent analysis performed as of those dates, the risk category of loans by class of loans is as follows (amounts in thousands):

As of June 30, 2022	Pass	Special Mention	Substandard	Doubtful	Total
Mortgage loans on real estate:
Residential real estate	$419,087	$2,873	$1,415	$-	$423,375
Commercial real estate	432,053	5,226	5,419	-	442,698
Construction and land development	240,944	114	26	-	241,084
Total mortgage loans on real estate	1,092,084	8,213	6,860	-	1,107,157
Home equity lines of credit	52,862	80	225	-	53,167
Commercial loans	246,448	7,635	262	-	254,345
Consumer loans	44,644	294	223	-	45,161
Total Loans	$1,436,038	$16,222	$7,570	$-	$1,459,830

As of December 31, 2021	Pass	Special Mention	Substandard	Doubtful	Total
Mortgage loans on real estate:
Residential real estate	$328,342	$3,171	$1,656	$-	$333,169
Commercial real estate	374,152	8,967	6,062	-	389,181
Construction and land development	194,310	1,306	500	-	196,116
Total mortgage loans on real estate	896,804	13,444	8,218	-	918,466
Home equity lines of credit	49,158	-	411	-	49,569
Commercial loans	251,450	10,119	355	-	261,924
Consumer loans	42,665	169	246	-	43,080
Total Loans	$1,240,077	$23,732	$9,230	$-	$1,273,039

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

Loans and mortgage loans held for sale – The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. When a loan is identified as individually impaired, management measures impairment using one of three methods. These methods include collateral value, market value of similar debt, and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. As of June 30, 2022 and December 31, 2021, impaired loans were evaluated based on the fair value of the collateral. Impaired loans for which an allowance is established based on the fair value of collateral, or loans that were charged down according to the fair value of collateral, require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price, the Company records the impaired loan as nonrecurring Level 2. When the fair value is based on an appraised value, the Company records the impaired loan as nonrecurring Level 3.

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

Assets and liabilities measured at fair value on a recurring basis – The only assets and liabilities measured at fair value on a recurring basis are our securities available-for-sale. There were no transfers between levels during the period. Information related to the Company’s assets and liabilities measured at fair value on a recurring basis at June 30, 2022 and December 31, 2021 is as follows: (amounts in thousands)

	Fair Value Measurements At Reporting Date Using:
June 30, 2022	Fair Value	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Securities available-for-sale:
Residential mortgage -backed	$410,997	$-	$410,997	$-
U.S. treasury securities	133,563	-	133,563	-
U.S. government sponsored enterprises	69,445	-	69,445	-
State, county, and municipal	71,277	-	71,277	-
Corporate debt obligations	16,667	-	16,667	-
Totals	$701,949	$-	$701,949	$-

	Fair Value Measurements At Reporting Date Using:
December 31, 2021	Fair Value	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Securities available-for-sale:
Residential mortgage -backed	$557,558	$-	$557,558	$-
U.S. treasury securities	149,528	-	149,528	-
U.S. government sponsored enterprises	54,495	-	54,495	-
State, county, and municipal	99,254	-	99,254	-
Corporate debt obligations	15,924	-	15,924	-
Totals	$876,759	$-	$876,759	$-

Assets measured at fair value on a nonrecurring basis – The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. GAAP. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a nonrecurring basis are included in the table below as of June 30, 2022 and December 31, 2021 (amounts in thousands):

	Fair Value Measurements At Reporting Date Using:
June 30, 2022	Fair Value	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$6,103	$-	$-	$6,103
Foreclosed assets	529	-	-	529
Totals	$6,632	$-	$-	$6,632

December 31, 2021	Fair Value	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$7,734	$-	$-	$7,734
Foreclosed assets	256	-	-	256
Totals	$7,990	$-	$-	$7,990

The Company has estimated the fair values of these assets using Level 3 inputs, specifically the appraised value of the collateral. Impaired loan balances represent those collateral dependent impaired loans where management has estimated the credit loss by comparing the loan’s carrying value against the expected realizable fair value of the impaired loan for the amount of the credit loss. For Level 3 assets measured at fair value on a non-recurring basis as of June 30, 2022 and December 31, 2021 for the valuation technique, we used appraisals. For the significant unobservable input, we used appraisal discounts, and weighted average input of 15-20% was used for the period ended June 30, 2022 and December 31, 2021.

The estimated fair values, and related carrying or notional amounts, of the Company’s financial instruments as of June 30, 2022 and December 31, 2021 are as follows (amounts in thousands):

		Estimated Fair Value
June 30, 2022	Carrying Amount	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$53,547	$53,547	$-	$-
Certificates of deposit in banks	2,914	-	2,914	-
Securities held-to-maturity	137,635	-	113,709	-
Securities available-for-sale	701,949	-	701,949	-
Loans held-for-sale	8,938	-	8,938	-
Loans receivable	1,432,707	-	1,392,376	6,103
Accrued interest receivable	7,101	-	7,101	-
Bank owned life insurance	45,771	-	45,771	-
Restricted equity securities	2,398	-	-	2,398
Financial liabilities:
Deposits	2,285,863	-	2,129,003	-
Securities sold under agreements to repurchase	7,663	-	7,663	-
Federal Home Loan Bank advances	20,000	-	19,992	-
Subordinated debentures	39,381	-	35,946	-
Accrued interest payable	556	-	556	-

		Estimated Fair Value
December 31, 2021	Carrying Amount	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$61,962	$61,962	$-	$-
Certificates of deposit in banks	3,412	-	3,412	-
Securities held-to-maturity	50,182	-	50,165	-
Securities available-for-sale	876,759	-	876,759	-
Loans held-for-sale	15,501	-	15,501	-
Loans receivable	1,245,743	-	1,239,996	7,734
Accrued interest receivable	7,031	-	7,031	-
Bank owned life insurance	45,161	-	45,161	-
Restricted equity securities	1,482	-	-	1,482
Financial liabilities:
Deposits	2,151,177	-	2,087,357	-
Securities sold under agreements to repurchase	9,754	-	9,754	-
Subordinated debentures	39,344	-	40,900	-
Accrued interest payable	600	-	600	-

The estimated fair values of the standby letters of credit and loan commitments on which the committed interest rate is less than the current market rate are insignificant as of June 30, 2022 and December 31, 2021.

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

Note 8 – Defined Contribution Plan

The Company provides a 401(k) employee stock ownership plan (ESOP), which covers substantially all of the Company’s employees who are eligible, as to age and length of service. A participant may elect to make contributions up to $20.5 thousand and $19.5 thousand of the participant’s annual compensation in 2022 and 2021, respectively. The Company makes contributions up to 3% of each participant’s annual compensation and the Company matches 50% of the next 2% contributed by the employee. Contributions to the plan by the Company were approximately $371 thousand and $300 thousand for the six months ended June 30, 2022 and 2021, respectively. Outstanding shares of the Company’s common stock allocated to participants at June 30, 2022 and December 31, 2021 totaled 144,535 and 130,149 shares respectively, and there were no unallocated shares. These shares are treated as outstanding for purposes of calculating earnings per share and dividends on these shares are included in the Consolidated Statements of Stockholders’ Equity.

The Company’s ESOP includes a put option for shares of the Company’s common stock distributed from the ESOP. Shares are distributed from the ESOP primarily to separate vested participants and certain eligible participants who elect to diversify their account balances. Since the Company’s common stock is not currently traded on an established securities market, if the owners of distributed shares desire to sell their shares, the Company is required to purchase the shares at fair value during two put option periods following the distribution of the shares from the ESOP. The first put option period is within sixty days following the distribution of the shares from the ESOP. The second put option period begins on the first day of the fifth month of the plan year for a sixty day period. The fair value of distributed shares subject to the put option totaled $0 as of June 30, 2022 and December 31, 2021. The cost of the ESOP shares totaled $3.64 million and $3.64 million as of June 30, 2022 and December 31, 2021, respectively. Due to the Company’s obligation under the put option, the distributed shares and ESOP shares are classified as temporary equity in the mezzanine section of the consolidated statements of financial condition and totaled $3.64 million and $3.64 million as of June 30, 2022 and December 31, 2021, respectively. The fair value of the ESOP shares totaled $5.06 million and $4.72 million as of June 30, 2022 and December 31, 2021, respectively.

Note 9 – Loans Held for Sale

The Company has entered into agreements with secondary market investors to deliver loans on a “best efforts delivery” basis. When a rate is committed to a borrower, it is based on the best price that day and locked with the investor for the customer for a thirty day period. In the event the loan is not delivered to the investor, the Company has no risk or exposure with the investor. The fair values of the Company’s agreements with investors and rate lock commitments to customers as of June 30, 2022 and December 31, 2021, respectively, were not material.

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

Lease Right-of-Use Assets	Classification on Consolidated Statement of Condition	June 30, 2022	December 31, 2021
Operating lease right-of-use assets	Other Assets	$3,536	$3,337

Lease Liabilities	Classification on Consolidated Statement of Condition	June 30, 2022	December 31, 2021
Operating lease liabilities	Accrued interest payable and other liabilities	$3,652	$3,424

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

	June 30, 2022	December 31, 2021
Weighted-average remaining lease term for operating leases	10.31 Years	10.62 Years
Weighted-average discount rate for operating leases	6.00%	6.00%

Future minimum payments for operating leases with initial or remaining terms of one year or more as of June 30, 2022 are as follows:

Operating Leases
July 1, 2022 - June 30, 2023	$577
July 1, 2023 - June 30, 2024	620
July 1, 2024 - June 30, 2025	497
July 1, 2025 - June 30, 2026	495
July 1, 2026 - June 30, 2027	426
Afterward	2,382
Total future minimum lease payments	4,997
Amounts representing interest	(1,345)
Present value of net future minimum lease payments	$3,652

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

Paycheck Protection Program

The Bank has participated as a lender in the Small Business Administration’s (SBA) Paycheck Protection Program (PPP) as established by the Coronavirus Aid, Relief, and Economic Security (CARES) Act. The PPP was established under the CARES Act to provide unsecured low interest rate loans to small businesses that have been impacted by the COVID-19 pandemic. The PPP loans are 100% guaranteed by the SBA. The loans have a fixed interest rate of 1% and payments of interest and principal are deferred until the earlier of the date the SBA remits the forgiveness amount to the lender, the forgiveness application is denied, or if no forgiveness application is filed, ten months from the end of the covered period. If originated before June 5, 2020, loans mature two years from origination, and if origination occurred on or after June 5, 2020, loans mature five years from origination. PPP loans are forgiven by the SBA (which makes forgiveness payments directly to the lender) to the extent the borrower uses the proceeds of the loan for certain purposes (primarily to fund payroll costs) during a certain time period following origination and maintains certain employee and compensation levels. Lenders receive processing fees from the SBA for originating the PPP loans which are based on a percentage of the loan amount. On December 27, 2020, legislation was enacted that renewed the PPP and allocated additional appropriations for both new first-time PPP loans under the existing PPP and second-draw PPP loans for certain eligible borrowers that had previously received a PPP loan. As of June 30, 2022, the Bank has approximately 305 PPP loans in the aggregate amount of approximately $12.4 million outstanding. At December 31, 2021, the Bank had approximately 2,520 PPP loans in the aggregate amount of approximately $141.7 million outstanding.

Our Business

We are a bank holding company headquartered in Prattville, Alabama. We engage in the business of banking through our wholly-owned banking subsidiary, River Bank & Trust, which we may refer to as the “Bank” or “River Bank.” Through the Bank, we provide a broad array of financial services to businesses, business owners, professionals, and consumers. As of June 30, 2022, we operated twenty full-service banking offices in Alabama in the cities of Montgomery, Prattville, Millbrook, Wetumpka, Auburn, Opelika, Gadsden, Alexander City, Daphne, Clanton, Dothan, Enterprise, Mobile, Decatur, and Huntsville, Alabama. We also have two offices approved for full-service banking operations in Birmingham and Saraland, Alabama.

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

Overview of Second Quarter 2022 Results

Net income was $7.5 million in the quarter ended June 30, 2022, compared with $6.0 million in the quarter ended June 30, 2021. Several significant measures from the 2022 second quarter include:

•
Net interest margin (taxable equivalent) of 3.34%, compared with 3.33% for the second quarter of 2021.
•
Net interest income increase of $3.3 million for the quarter ended June 30, 2022, representing a 19.92% rate of increase over the quarter ended June 30, 2021.
•
Annualized return on average earning assets for the quarter ended June 30, 2022 of 1.27% compared with 1.22% for the quarter ended June 30, 2021.
•
Annualized return on average equity for the quarter ended June 30, 2022 of 20.56% compared with 14.14% for the quarter ended June 30, 2021.
•
Loan increase of $118.1 million during the quarter ended June 30, 2022, representing a 35.36% annualized growth rate.
•
Securities decrease of $65.6 million during the quarter ended June 30, 2022, representing a 28.97% annualized decrease for the quarter.
•
Deposit increase of $32.3 million during the quarter ended June 30, 2022, representing a 5.73% annualized growth rate.
•
Stockholders’ equity decrease of $22.3 million during the quarter ended June 30, 2022 representing a 57.63% annualized decrease.

•
Book value per share of $20.44 at June 30, 2022, compared with $27.81 per share at December 31, 2021.
•
Tangible book value per share of $15.88 at June 30, 2022, compared with $23.12 at December 31, 2021.

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

Comparison of the Results of Operations for the three and six months ended June 30, 2022 and 2021

The following is a narrative discussion and analysis of significant changes in our results of operations for the three and six months ended June 30, 2022 compared to the three and six months ended June 30, 2021.

Net Income

During the three months ended June 30, 2022, our net income was $7.5 million, compared to $6.0 million for the three months ended June 30, 2021, an increase of $1.5 million, or 24.55%. The primary reason for the increase in net income for the second quarter of 2022 as compared to the second quarter of 2021 was an increase in net interest income. During the three months ended June 30, 2022, net interest income was $19.5 million compared to $16.2 million for the three months ended June 30, 2021, an increase of $3.3 million, or 19.92%. This increase is a result of higher levels of loan and securities volume and other earning assets from organic growth. The provision for loan losses also decreased approximately $255 thousand from the second quarter of 2021 to the second quarter of 2022. The decrease in the provision for loan loss was a result of improving economic conditions as the local economy has improved. Total noninterest income for the second quarter of 2022 was $3.3 million compared to $3.4 million for the quarter ended June 30, 2021. This decrease in noninterest income was primarily the result of the $678 thousand loss on sale of investment securities for the second quarter of 2022. Total noninterest expense in the second quarter of 2022 increased $1.4 million, or 12.73%, from the second quarter of 2021. The most significant increase was an increase of $834 thousand in salaries and employee benefits.

During the six months ended June 30, 2022, our net income was $15.3 million, compared to $12.8 million for the six months ended June 30, 2021, an increase of $2.5 million, or 19.09%. The primary reason for the increase in net income for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021 was an increase in net interest income and a decrease in interest expense. During this period in 2022, net interest income was $37.4 million compared to $32.3 million for the same period in 2021, an increase of $5.1 million, or 15.97%. This increase is a result of higher levels of loan and securities volume and other earning assets from organic growth. The provision for loan losses also decreased approximately $1.4 million from the second quarter of 2021 to the second quarter of 2022. The decrease in the provision for loan loss was a result of improving economic conditions as the local economy has improved. Total noninterest income for the first six months of 2022 was $6.8 million compared to $7.1 million in the first six months of 2021. This decrease was primarily the result of the $1.3 million loss on sale of investment securities for the six months ended June 30, 2022 as compared to the $7 thousand gain on sale of investment securities for the six months ended June 30, 2021. Total noninterest expense in the first six months of 2022 increased $3.0 million, or 14.49%, from the first six months of 2021. The most significant increase was an increase of $1.9 million in salaries and employee benefits.

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

Comparison of net interest income for the three months ended June 30, 2022 and 2021

The following table shows, for the three months ended June 30, 2022 and 2021, the average balances of each principal category of our earning assets and interest bearing liabilities and the average taxable equivalent yields on assets and average costs of liabilities. These yields and costs are calculated by dividing the income or expense by the average daily balance of the associated assets or liabilities (amounts in thousands).

	Three Months Ended June 30, 2022			Three Months Ended June 30, 2021
		Interest			Interest
	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Yield/Rate	Balance	Expense	Yield/Rate
Interest earning assets
Loans	$1,386,522	$16,793	4.86%	$1,219,256	$15,425	5.07%
Mortgage loans held for sale	12,372	104	3.36%	21,654	110	2.02%
Investment securities:
Taxable securities	862,231	3,399	1.58%	579,588	1,663	1.15%
Tax-exempt securities	78,708	543	2.76%	89,162	683	3.07%
Interest bearing balances in other banks	24,180	60	0.99%	62,201	32	0.22%
Federal funds sold	-	-	0.00%	11,501	7	0.25%
Total interest earning assets	$2,364,013	$20,899	3.55%	$1,983,362	$17,920	3.62%

Interest bearing liabilities
Interest bearing transaction accounts	$537,029	$107	0.08%	$440,410	$82	0.07%
Savings and money market accounts	815,461	391	0.19%	621,493	380	0.25%
Time deposits	244,844	275	0.45%	287,051	577	0.83%
Short-term debt	10,734	7	0.23%	11,173	2	0.10%
Subordinated debt	40,000	418	4.20%	39,984	423	4.25%
Note payable	-	-	0.00%	-	-	0.00%
Total interest bearing liabilities	$1,664,552	$1,239	0.30%	$1,400,111	$1,464	0.42%
Noninterest-bearing funding of earning assets	699,461	-	0.00%	583,251	-	0.00%
Total cost of funding earning assets	$2,364,013	$1,239	0.21%	$1,983,362	$1,464	0.30%
Net interest rate spread			3.25%			3.20%
Net interest income/margin (taxable equivalent)		$19,660	3.34%		$16,456	3.33%
Tax equivalent adjustment		(176)			(208)
Net interest income/margin		$19,484	3.31%		$16,248	3.28%

The following table reflects, for the three months ended June 30, 2022 and 2021, the changes in our net interest income due to variances in the volume of interest earning assets and interest bearing liabilities and variances in the associated rates earned or paid on these assets and liabilities (amounts in thousands).

	Three Months Ended June 30, 2022 vs.
	Three Months Ended June 30, 2021
		Variance
		due to
	Volume	Yield/Rate	Total
Interest earning assets
Loans	$2,094	$(726)	$1,368
Mortgage loans held for sale	(47)	41	(6)
Investment securities:
Taxable securities	812	924	1,736
Tax-exempt securities	(79)	(61)	(140)
Interest bearing balances in other banks	(18)	46	28
Federal funds sold	(7)	-	(7)
Total interest earning assets	$2,755	$224	$2,979

Interest bearing liabilities
Interest bearing transaction accounts	$17	$8	$25
Savings and money market accounts	121	(110)	11
Time deposits	(72)	(230)	(302)
Short-term debt	1	4	5
Subordinated debentures	-	(5)	(5)
Total interest bearing liabilities	$67	$(292)	$(225)

Net interest income
Net interest income (taxable equivalent)	$2,688	$516	$3,204
Taxable equivalent adjustment	12	20	32
Net interest income	$2,700	$536	$3,236

Total interest income for the three months ended June 30, 2022 was $20.7 million and total interest expense was $1.2 million, resulting in net interest income of $19.5 million for the period. For the same period of 2021, total interest income was $17.7 million and total interest expense was $1.5 million, resulting in net interest income of $16.2 million for the period. This represents a 19.92% increase in net interest income when comparing the same period from 2022 and 2021. When comparing the variances related to interest income for the three months ended June 30, 2022 and 2021, the increase was primarily attributed to increases in average volumes in loans and investment securities. The volume related increase in interest income for the three months ended June 30, 2022 was accompanied by a decrease in the yield on loans and an increase in the yields on investment securities. When comparing variances related to interest expense for the three months ended June 30, 2022 and 2021, the decrease primarily resulted from a decrease in deposit rates continuing into 2021 and 2022. This decrease was partially offset by an increase in the average volume of non-maturity deposits.

Comparison of net interest income for the six months ended June 30, 2022 and 2021

The following table shows, for the six months ended June 30, 2022 and 2021, the average balances of each principal category of our earning assets and interest bearing liabilities and the average taxable equivalent yields on assets and average costs of liabilities. These yields and costs are calculated by dividing the income or expense by the average daily balance of the associated assets or liabilities.

	Six Months Ended June 30, 2022			Six Months Ended June 30, 2021
		Interest			Interest
	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Yield/Rate	Balance	Expense	Yield/Rate
Interest earning assets
Loans	$1,337,917	$32,206	4.85%	$1,203,169	$30,919	5.18%
Mortgage loans held for sale	13,879	209	3.04%	22,322	222	2.01%
Investment securities:
Taxable securities	856,302	6,572	1.55%	513,883	3,026	1.19%
Tax-exempt securities	83,669	1,177	2.84%	88,986	1,360	3.08%
Interest bearing balances in other banks	28,421	85	0.60%	55,157	61	0.22%
Federal funds sold	2,780	2	0.15%	11,500	14	0.25%
Total interest earning assets	$2,322,968	$40,251	3.50%	$1,895,017	$35,602	3.80%

Interest bearing liabilities
Interest bearing transaction accounts	$532,198	$211	0.08%	$418,141	$176	0.08%
Savings and money market accounts	794,413	758	0.19%	600,535	733	0.25%
Time deposits	256,139	619	0.49%	282,536	1,249	0.89%
Securities sold under repurchase agreements	10,376	11	0.21%	11,218	5	0.09%
Federal Home Loan Bank advances	8,287	41	1.00%	-	-	0.00%
Subordinated debentures	40,000	837	4.22%	22,865	529	4.67%
Note payable	-	-	0.00%	9,338	242	5.23%
Total interest bearing liabilities	$1,641,413	$2,477	0.30%	$1,344,633	$2,934	0.44%
Noninterest-bearing funding of earning assets	681,555	-	0.00%	550,384	-	0.00%
Total cost of funding earning assets	$2,322,968	$2,477	0.22%	$1,895,017	$2,934	0.31%
Net interest rate spread			3.20%			3.36%
Net interest income/margin (taxable equivalent)		$37,774	3.28%		$32,668	3.48%
Tax equivalent adjustment		(355)			(402)
Net interest income/margin		$37,419	3.25%		$32,266	3.43%

The following table reflects, for the six months ended June 30, 2022 and 2021, the changes in our net interest income due to variances in the volume of interest earning assets and interest bearing liabilities and variances in the associated rates earned or paid on these assets and liabilities.

	Six Months Ended June 30, 2022 vs.
	Six Months Ended June 30, 2021
		Variance
		due to
	Volume	Yield/Rate	Total
Interest earning assets
Loans	$3,476	$(2,189)	$1,287
Mortgage loans held for sale	(85)	72	(13)
Investment securities:
Taxable securities	2,017	1,529	3,546
Tax-exempt securities	(79)	(104)	(183)
Interest bearing balances in other banks	(28)	52	24
Federal funds sold	(8)	(4)	(12)
Total interest earning assets	$5,293	$(644)	$4,649

Interest bearing liabilities
Interest bearing transaction accounts	$52	$(17)	$35
Savings and money market accounts	241	(216)	25
Time deposits	(118)	(512)	(630)
Short-term debt	-	6	6
Federal Home Loan Bank advances	-	41	41
Subordinated debentures	393	(85)	308
Note payable	(242)	-	(242)
Total interest bearing liabilities	$326	$(783)	$(457)

Net interest income
Net interest income (taxable equivalent)	$4,967	$139	$5,106
Taxable equivalent adjustment	16	31	47
Net interest income	$4,983	$170	$5,153

Total interest income for the six months ended June 30, 2022 was $39.9 million and total interest expense was $2.5 million, resulting in net interest income of $37.4 million for the period. For the same period of 2021, total interest income was $35.2 million and total interest expense was $2.9 million, resulting in net interest income of $32.3 million for the period. This represents a 15.97% increase in net interest income when comparing the same period from 2022 and 2021. When comparing the variances related to interest income for the six months ended June 30, 2022 and 2021, the increase was primarily attributed to increases in average volumes in loans and investment securities as well as from the recognition of origination fee income from the SBA Paycheck Protection Program. The volume related increase in interest income for the period was partially offset by a decrease in the yield on loans. When comparing variances related to interest expense for the six months ended June 30, 2022 and 2021, the decrease resulted primarily from a decrease in deposits rates. The decrease in deposit rates was partially offset by an increase in the average volume of non-maturity deposits and subordinated debentures.

Provision for Loan Losses

The provision for loan losses represents a charge to earnings necessary to establish an allowance for loan losses that, in management’s evaluation, is adequate to provide coverage for estimated losses on outstanding loans and to provide for uncertainties in the economy. As a result of evaluating the allowance for loan losses at June 30, 2022, management recorded a provision of $930 thousand in the second quarter of 2022 compared to a provision of $1.2 million in the second quarter of 2021. The decrease in provision allocated was primarily due to continued improvement in economic conditions as the country recovers from the COVID-19 pandemic.

The allowance for loan losses is increased by a provision for loan losses, which is a charge to earnings, and it is decreased by loan charge-offs and increased by recoveries on loans previously charged off. In determining the adequacy of the allowance for loan losses, we consider our historical loan loss experience, the general economic environment, our overall portfolio composition and other relevant information. As these factors change, the level of loan loss provision changes. When individual loans are evaluated for impairment and impairment is deemed necessary, a specific allowance is required for the impaired portion of the loan amount. Subsequent changes in the impairment amount will generally cause corresponding changes in the allowance related to the impaired loan and corresponding changes to the loan loss provision. As of June 30, 2022, the recorded allowance related to impaired loans was $345 thousand. As of June 30, 2021, the recorded allowance related to impaired loans was $323 thousand.

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

The following table sets forth the principal components of noninterest income for the periods indicated (amounts in thousands).

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2022	2021	2022	2021
Service charges and fees	$1,731	$1,444	$3,334	$2,786
Investment brokerage revenue	260	62	403	125
Mortgage operations	1,402	1,560	3,301	3,408
Bank owned life insurance income	307	274	610	543
Net (loss) gain on sales of investment securities	(678)	-	(1,266)	7
Other noninterest income	276	85	423	216
Total noninterest income	$3,298	$3,425	$6,805	$7,085

Noninterest income for the three months ended June 30, 2022 was $3.3 million compared to $3.4 million for the same period in 2021. The most significant increase was a $287 thousand increase in service charges and fees which was primarily a result of deposit growth while the most significant decrease was a $678 thousand loss on the sale of investment securities.

Noninterest income for the six months ended June 30, 2022 was $6.8 million compared to $7.1 million for the same period of 2021. The most significant increase was a $548 thousand increase in service charges and fees while the most significant decrease was a $1.3 million loss on the sale of investment securities.

Noninterest Expense

Noninterest expenses consist primarily of salaries and employee benefits, building occupancy and equipment expenses, advertising and promotion expenses, data processing expenses, legal and professional services and miscellaneous other operating expenses.

The following table sets forth the principal components of noninterest expense for the periods indicated (amounts in thousands).

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2022	2021	2022	2021
Salaries and employee benefits	$7,483	$6,649	$14,490	$12,564
Occupancy expenses	645	604	1,290	1,178
Equipment rentals, depreciation, and maintenance	363	289	679	564
Telephone and communications	125	136	211	313
Advertising and business development	225	176	376	312
Data processing	873	765	1,722	1,429
Foreclosed assets, net	(40)	45	(42)	86
Federal deposit insurance and other regulatory assessments	289	256	654	549
Legal and other professional services	296	344	607	623
Other operating expense	1,897	1,519	3,571	2,959
Total noninterest expense	$12,156	$10,783	$23,558	$20,577

Noninterest expense for the three months ended June 30, 2022 totaled $12.2 million compared with $10.8 million for the same period of 2021. The overall increase was primarily a result of increases in salaries and employee benefits. Salaries and employee benefits increased $834 thousand, or 12.54%, to $7.5 million in the second quarter of 2022 from $6.6 million in the second quarter of 2021. The number of full-time equivalent employees increased from approximately 252 at June 30, 2021 to approximately 290 at June 30, 2022 for an increase of approximately 15.08%.

Noninterest expense for the six months ended June 30, 2022 totaled $23.6 million compared with $20.6 million for the same period of 2021. The increase was primarily a result of increases in salaries and employee benefits expense. Salaries and employee benefits increased $1.9 million, or 15.33%, to $14.5 million in the first six months of 2022 from $12.6 million in the first six months of 2021.

Provision for Income Taxes

We recognized income tax expense of $2.2 million for the three months ended June 30, 2022, compared to $1.7 million for the three months ended June 30, 2021. The effective tax rate for the three months ended June 30, 2022 was 22.6% compared to 21.8% for the same period in 2021. The effective tax rate is affected by levels of items of income that are not subject to federal and/or state taxation and by levels of items of expense that are not deductible for federal and/or state income tax purposes.

We recognized income tax expense of $4.5 million for the six months ended June 30, 2022, compared to $3.6 million for the six months ended June 30, 2021. The increase of approximately $886 thousand, or 24.69%, resulted from the increase in net income before taxes of $3.3 million in the first six months of 2022 as compared to the first six months of 2021. The effective tax rate for the six months ended June 30, 2022 was 22.7% compared to 21.9% for the same period in 2021. The effective tax rate is affected by levels of items of income that are not subject to federal and/or state taxation and by levels of items of expense that are not deductible for federal and/or state income tax purposes.

Comparison of Financial Condition at June 30, 2022 and December 31, 2021

Overview

Our total assets increased $105.7 million, or 4.41%, from December 31, 2021 to June 30, 2022. Loans, net of deferred fees and discounts, increased $187.8 million, or 14.83%, from December 31, 2021 to June 30, 2022. Securities available-for-sale decreased by $174.8 million, or 19.94%, and securities held-to-maturity increased by $87.5 million, or 174.27%, from December 31, 2021 to June 30, 2022, respectively. Cash and cash equivalents decreased $8.4 million, or 13.58% from December 31, 2021 to June 30, 2022. Total deposits increased $134.7 million, or 6.26%, from December 31, 2021 to June 30, 2022 which funded a majority of our loan growth. Total stockholders’ equity decreased $47.2 million, or -26.24% from December 31, 2021 to June 30, 2022 primarily due to the change in accumulated other comprehensive loss of $59.7 million during the period..

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

During the six months ended June 30, 2022, we purchased investment securities totaling $195.4 million and sold investment securities with proceeds received of $154.4 million including net realized losses of $1.3 million.

The following tables summarize the amortized cost, gross unrealized gains, gross unrealized losses, and fair value of debt securities at June 30, 2022 and December 31, 2021 (amounts in thousands).

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2022:
Securities available-for-sale:
Residential mortgage-backed	$462,947	$-	$(51,950)	$410,997
U.S. treasury securities	146,133	-	(12,570)	133,563
U.S. govt. sponsored enterprises	73,957	26	(4,538)	69,445
State, county, and municipal	82,262	7	(10,992)	71,277
Corporate debt obligations	17,906	24	(1,263)	16,667
Total available-for-sale	$783,205	$57	$(81,313)	$701,949

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2022:
Securities held-to-maturity:
Residential mortgage-backed	$74,716	$-	$(12,281)	$62,435
State, county, and municipal	62,919	-	(11,645)	51,274
Total held-to-maturity	$137,635	$-	$(23,926)	$113,709

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2021:
Securities available-for-sale:
Residential mortgage-backed	$562,109	$1,512	$(6,063)	$557,558
U.S. treasury securities	151,331	-	(1,803)	149,528
U.S. govt. sponsored enterprises	54,005	555	(65)	54,495
State, county, and municipal	94,976	4,405	(127)	99,254
Corporate debt obligations	15,942	49	(67)	15,924
Total available-for-sale	$878,363	$6,521	$(8,125)	$876,759

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2021:
Securities held-to-maturity:
State, county, and municipal	$50,182	$139	$(156)	$50,165
Total held-to-maturity	$50,182	$139	$(156)	$50,165

Loans

Loans are the largest category of interest earning assets and typically provide higher yields than other types of interest earning assets. Associated with the higher loan yields are the inherent credit and liquidity risks which management attempts to control and counterbalance. Total loans averaged $1.39 billion during the three months ended June 30, 2022, or 58.7% of average interest earning assets, as compared to $1.22 billion, or 61.5% of average interest earning assets, for the three months ended June 30, 2021. At June 30, 2022, total loans, net of deferred loan fees and discounts, were $1.45 billion, compared to $1.27 billion at December 31, 2021, an increase of $187.8 million, or 14.83%.

The organic, or non-acquired, growth in our loan portfolio is attributable both to our ability to attract new customers and to our ability to benefit from the overall growth in our markets. We seek to build relationships with new customers, maintain and even improve our relationships with existing customers, and encourage our bankers to be involved in their communities. We expect our bankers to recognize business development efforts and to maintain healthy relationships with clients, and our philosophy is to be responsive to customer needs by providing decisions in a timely manner. In addition to our business development efforts, many of the markets that we serve have shown signs of economic recovery over the last few years.

The following table provides a summary of the loan portfolio as of June 30, 2022, and December 31, 2021.

	June 30, 2022		December 31, 2021
	Amount	% of Total	Amount	% of Total
Residential real estate:
Closed-end 1-4 family - first lien	$408,551	28.5%	$317,754	25.5%
Closed-end 1-4 family - junior lien	6,867	0.5%	5,434	0.4%
Multi-family	7,957	0.6%	9,981	0.8%
Total residential real estate	423,375	29.6%	333,169	26.7%
Commercial real estate:
Nonfarm nonresidential	397,341	27.7%	350,373	28.1%
Farmland	45,357	3.2%	38,808	3.1%
Total commercial real estate	442,698	30.9%	389,181	31.2%
Construction and land development:
Residential	115,995	8.1%	90,924	7.3%
Other	125,089	8.7%	105,192	8.4%
Total construction and land development	241,084	16.8%	196,116	15.7%
Home equity lines of credit	53,167	3.7%	49,569	4.0%
Commercial loans:
Other commercial loans	181,086	12.6%	201,922	16.2%
Agricultural	39,991	2.8%	36,063	2.9%
State, county, and municipal loans	33,268	2.3%	23,939	2.0%
Total commercial loans	254,345	17.7%	261,924	21.1%
Consumer loans	45,161	3.2%	43,080	3.5%
Total gross loans	1,459,830	101.9%	1,273,039	102.2%
Allowance for loan losses	(21,777)	-1.5%	(20,922)	-1.7%
Net discounts	(331)	0.0%	(400)	0.0%
Net deferred loan fees	(5,015)	-0.4%	(5,974)	-0.5%
Net loans	$1,432,707	100.0%	$1,245,743	100.0%

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

Real estate loans are the largest component of our loan portfolio and include residential real estate loans, commercial real estate loans, and construction and land development loans. At June 30, 2022, this category totaled $1.1 billion, or 75.84% of total gross loans, compared to $918.5 million, or 72.15%, at December 31, 2021. Real estate loans increased $188.7 million, or 20.54%, during the period December 31, 2021 to June 30, 2022. Commercial loans decreased $7.6 million, or 2.89% during the same period. Our management team and lending officers have a great deal of experience and expertise in real estate lending and commercial lending.

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

The repayment of loans is a source of additional liquidity for us. The following table sets forth our variable rate and fixed rate loans maturing within specific intervals at June 30, 2022.

LOAN MATURITY AND SENSITIVITY TO CHANGES IN INTEREST RATES

		Over one	Over five
	One year	year through	years through	Over fifteen
Variable Rate Loans:	or less	five years	fifteen years	years	Total
Residential real estate:
Closed-end 1-4 family - first lien	$2,469	$354	$5,375	$147,949	$156,147
Closed-end 1-4 family - junior lien	389	12	-	296	697
Multi-family	237	262	307	-	806
Total residential real estate	3,095	628	5,682	148,245	157,650
Commercial real estate:
Nonfarm nonresidential	6,626	4,293	1,742	687	13,348
Farmland	1,750	3,055	-	-	4,805
Total commercial real estate	8,376	7,348	1,742	687	18,153
Construction and land development:
Residential	29,115	375	376	15,057	44,923
Other	10,065	5,817	4,017	382	20,281
Total construction and land development	39,180	6,192	4,393	15,439	65,204
Home equity lines of credit	4,545	2,957	43,818	64	51,384
Commercial loans:
Other commercial loans	41,835	12,059	8,985	-	62,879
Agricultural	29,001	28	-	-	29,029
State, county, and municipal loans	-	-	-	-	-
Total commercial loans	70,836	12,087	8,985	-	91,908
Consumer loans	1,118	1,293	70	-	2,481
Total gross variable rate loans	$127,150	$30,505	$64,690	$164,435	$386,780

		Over one	Over five
	One year	year through	years through	Over fifteen
Fixed Rate Loans:	or less	five years	fifteen years	years	Total
Residential real estate:
Closed-end 1-4 family - first lien	$16,080	$97,476	$67,436	$71,412	$252,404
Closed-end 1-4 family - junior lien	782	3,148	1,656	584	6,170
Multi-family	191	1,770	4,787	403	7,151
Total residential real estate	17,053	102,394	73,879	72,399	265,725
Commercial real estate:
Nonfarm nonresidential	25,841	153,981	198,854	5,317	383,993
Farmland	2,354	19,913	18,214	71	40,552
Total commercial real estate	28,195	173,894	217,068	5,388	424,545
Construction and land development:
Residential	67,165	1,482	1,881	544	71,072
Other	13,136	45,206	45,533	933	104,808
Total construction and land development	80,301	46,688	47,414	1,477	175,880
Home equity lines of credit	198	885	700	-	1,783
Commercial loans:
Other commercial loans	10,092	88,340	19,775	-	118,207
Agricultural	1,371	8,663	928	-	10,962
State, county, and municipal loans	2,304	5,880	20,104	4,980	33,268
Total commercial loans	13,767	102,883	40,807	4,980	162,437
Consumer loans	4,037	23,793	14,709	141	42,680
Total fixed rate gross loans	$143,551	$450,537	$394,577	$84,385	$1,073,050

		Over one	Over five
	One year	year through	years through	Over fifteen
Total Loans:	or less	five years	fifteen years	years	Total
Residential real estate:
Closed-end 1-4 family - first lien	$18,549	$97,830	$72,811	$219,361	$408,551
Closed-end 1-4 family - junior lien	1,171	3,160	1,656	880	6,867
Multi-family	428	2,032	5,094	403	7,957
Total residential real estate	20,148	103,022	79,561	220,644	423,375
Commercial real estate:
Nonfarm nonresidential	32,467	158,274	200,596	6,004	397,341
Farmland	4,104	22,968	18,214	71	45,357
Total commercial real estate	36,571	181,242	218,810	6,075	442,698
Construction and land development:
Residential	96,280	1,857	2,257	15,601	115,995
Other	23,201	51,023	49,550	1,315	125,089
Total construction and land development	119,481	52,880	51,807	16,916	241,084
Home equity lines of credit	4,743	3,842	44,518	64	53,167
Commercial loans:
Other commercial loans	51,927	100,399	28,760	-	181,086
Agricultural	30,372	8,691	928	-	39,991
State, county, and municipal loans	2,304	5,880	20,104	4,980	33,268
Total commercial loans	84,603	114,970	49,792	4,980	254,345
Consumer loans	5,155	25,086	14,779	141	45,161
Total gross loans	$270,701	$481,042	$459,267	$248,820	$1,459,830

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

The following table presents a summary of changes in the allowance for loan losses for the periods indicated (amounts in thousands).

	As of and for the		As of and for the
	Three Months Ended:		Six Months Ended:
	June 30,	June 30,	June 30,	June 30,
	2022	2021	2022	2021
Allowance for loan losses at beginning of period	$20,894	$18,028	$20,922	$16,803
Charge-offs:
Mortgage loans on real estate:
Residential real estate	42	101	42	101
Commercial real estate	-	177	-	177
Construction and land development	-	-	-	-
Total mortgage loans on real estate	42	278	42	278
Home equity lines of credit	-	-	-	-
Commercial	86	44	148	84
Consumer	-	24	-	29
Total	128	346	190	391

Recoveries:
Mortgage loans on real estate:
Residential real estate	-	-	-	-
Commercial real estate	58	4	63	35
Construction and land development	1	4	5	4
Total mortgage loans on real estate	59	8	68	39
Home equity lines of credit	-	-	-	-
Commercial	18	27	34	65
Consumer	4	11	13	26
Total	81	46	115	130

Net charge-offs	47	300	75	261
Provision for loan losses	930	1,185	930	2,371
Allowance for loan losses at end of period	$21,777	$18,913	$21,777	$18,913

Total loans outstanding, net of deferred loan fees	1,454,484	1,227,578	1,454,484	1,227,578
Average loans outstanding, net of deferred loan fees	1,386,522	1,219,256	1,337,917	1,203,169
Allowance for loan losses to period end loans	1.50%	1.54%	1.50%	1.54%
Net charge-offs to average loans (annualized)	0.01%	0.10%	0.01%	0.04%

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

	June 30, 2022		December 31, 2021
		Percent of		Percent of
	Amount	Total	Amount	Total
Mortgage loans on real estate:
Residential real estate	$3,616	16.6%	$2,596	12.4%
Commercial real estate	8,366	38.4%	8,038	38.4%
Construction and land development	3,358	15.4%	2,992	14.3%
Total mortgage loans on real estate	15,340	70.4%	13,626	65.1%
Home equity lines of credit	462	2.1%	396	1.9%
Commercial	5,548	25.5%	6,486	31.0%
Consumer	427	2.0%	414	2.0%
Total	$21,777	100.0%	$20,922	100.0%

Nonperforming Assets

The following table presents our nonperforming assets as of the dates indicated (amounts in thousands):

	June 30,		December 31,
	2022	2021	2021
Nonaccrual loans	$1,487	$2,875	$2,272
Accruing loans past due 90 days or more	-	101	-
Total nonperforming loans	1,487	2,976	2,272
Foreclosed assets	529	674	256
Total nonperforming assets	$2,016	$3,650	$2,528

Allowance for loan losses to period end loans	1.50%	1.54%	1.65%
Allowance for loan losses to period end nonperforming loans	1464.49%	635.52%	920.86%
Net charge-offs (recoveries) to average loans (annualized)	0.01%	0.04%	0.05%
Nonperforming assets to period end loans and foreclosed property	0.14%	0.30%	0.20%
Nonperforming loans to period end loans	0.10%	0.24%	0.18%
Nonperforming assets to total assets	0.08%	0.16%	0.11%
Period end loans	1,454,484	1,227,578	1,266,665
Period end total assets	2,501,400	2,226,103	2,395,680
Allowance for loan losses	21,777	18,913	20,922
Average loans for the period	1,337,917	1,203,169	1,217,901
Net charge-offs for the period	75	261	625
Period end loans plus foreclosed property	1,455,013	1,228,252	1,266,921

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

The following table details the composition of our deposit portfolio as of June 30, 2022, and December 31, 2021.

	June 30, 2022		December 31, 2021
		Percent of		Percent of
	Amount	Total	Amount	Total
Demand deposits, non-interest bearing	$665,435	29.1%	$610,002	28.4%
Demand deposits, interest bearing	537,810	23.5%	519,547	24.2%
Money market accounts	719,625	31.5%	623,763	29.0%
Savings deposits	126,999	5.6%	117,767	5.5%
Time certificates of $250 thousand or more	83,612	3.7%	106,271	4.9%
Other time certificates	152,382	6.6%	173,827	8.0%
Totals	$2,285,863	100.0%	$2,151,177	100.0%

Total deposits were $2.29 billion at June 30, 2022, an increase of $134.7 million from December 31, 2021 with the increase resulting mainly in the balances of money market accounts and demand deposit accounts. Some of our demand deposit accounts are seasonal and have expected balance fluctuations. The seasonality of these demand deposits is related to property tax collections and to agricultural production.

The following table presents the Bank’s time certificates of deposits by various maturities as of June 30, 2022 (amounts in thousands).

	All Time Deposits	Time Deposits $100 or more	Time Deposits less than $100
Three months or less	$60,942	$44,110	$16,832
Greater than three months through six months	61,374	43,740	17,634
Greater than six months through one year	62,640	41,408	21,232
Greater than one year through three years	35,451	23,813	11,638
Greater than three years	15,587	12,080	3,507
Total	$235,994	$165,151	$70,843

Other Funding Sources

We supplement our deposit funding with wholesale funding when needed for balance sheet planning and management or when the terms are attractive and will not disrupt our offering rates in our markets. A source we have used for wholesale funding is the Federal Home Loan Bank of Atlanta (FHLB). The line of credit with the FHLB is secured by pledges of various loans in our loan portfolio. At June 30, 2022, the FHLB line of credit available was $294.4 million and at December 31, 2021 it was $257.1 million. As of June 30, 2022 and December 31, 2021, we had $20 million and no Federal Home Loan Bank advances outstanding, respectively. We also have lines of credit for federal funds borrowings with other banks that totaled $78.5 million and $48.5 million at June 30, 2022 and December 31, 2021, respectively. Furthermore, we have pledged certain loans to the Federal Reserve Bank (FRB) to secure a line of credit. At June 30, 2022, the FRB line of credit available was $166.1 million and at December 31, 2021, the FRB line of credit available was $144.1 million. We have never drawn on the FRB line of credit and consider it a contingency line of credit to be used only for emergency liquidity management.

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

Cash and cash equivalents at June 30, 2022 and December 31, 2021, were $53.5 million and $62.0 million, respectively. Based on recorded cash and cash equivalents, management believes River Financial Corporation’s liquidity resources were sufficient at June 30, 2022 to fund loans and meet other cash needs as necessary.

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

Financial instruments whose contract amount represents credit risk at June 30, 2022 and December 31, 2021 were as follows (amounts in thousands):

	June 30, 2022	December 31, 2021
Commitments to extend credit	$369,313	$328,646
Stand-by and performance letters of credit	3,931	2,426
Total	$373,244	$331,072

Contractual Obligations

While our liquidity monitoring and management considers both present and future demands for and sources of liquidity, the following table of contractual commitments focuses only on future obligations as of June 30, 2022 (amounts in thousands).

		Due after 1	Due after 3
	Due in 1	through	through	Due after
	year or less	3 years	5 years	5 years	Total
Deposits without a stated maturity	$2,049,869	$-	$-	$-	$2,049,869
Certificates of deposit of less than $100	55,698	11,638	3,507	-	70,843
Certificates of deposit of $100 or more	129,258	23,813	12,080	-	165,151
Securities sold under agreements to repurchase	7,663	-	-	-	7,663
Federal Home Loan Bank advances	20,000	-	-	-	20,000
Subordinated debt, net of loan costs	-	-	-	39,381	39,381
Operating leases	629	1,151	921	2,379	5,080
Total contractual obligations	$2,263,117	$36,602	$16,508	$41,760	$2,357,987

Capital Position and Dividends

At June 30, 2022 and December 31, 2021, total stockholders’ equity was $132.4 million and $179.6 million, respectively. The decrease of approximately $47.2 million resulted mainly from the net change in retained earnings and accumulated other comprehensive loss for the six months ended June 30, 2022. Retained earnings for the first six months of 2022 increased $12.3 million and accumulated other comprehensive loss decreased $59.7 million. The ratio of stockholders’ equity to total assets was 5.29% and 7.50% at June 30, 2022 and December 31, 2021, respectively.

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

Management believes, as of June 30, 2022, that the Bank meets all capital adequacy requirements to which it is subject. The following table presents the Bank’s capital amounts and ratios as of June 30, 2022 with the required minimum levels for capital adequacy purposes including the phase in of the capital conservation buffer under Basel III and minimum levels to be well capitalized (as defined) under the regulatory prompt corrective action regulations.

As of June 30, 2022:
					To Be Well Capitalized
			Required For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (To Risk-Weighted Assets)	$224,764	13.440%	$175,602	>= 10.500%	$167,240	>= 10.00%
Common Equity Tier 1 Capital (To Risk-Weighted Assets)	203,848	12.189%	117,068	>= 7.000%	108,706	>= 6.50%
Tier 1 Capital (To Risk-Weighted Assets)	203,848	12.189%	142,155	>= 8.500%	133,793	>= 8.00%
Tier 1 Capital (To Average Assets)	203,848	8.363%	97,506	>= 4.000%	121,882	>= 5.00%

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

River Financial Corporation’s principal source of funds for dividend payments and debt service is dividends received from River Bank. There are statutory limitations on the payment of dividends by River Bank to River Financial Corporation. As of June 30, 2022, the maximum amount the Bank could dividend to River Financial Corporation without prior regulatory authority approval was approximately $55.9 million. In addition to dividend restrictions, federal statutes prohibit unsecured loans from banks to bank holding companies.

During the six months ending June 30, 2022 there were 13,000 incentive stock options issued with a weighted average exercise price of $31.82 per share. During the same period, there were 23,150 incentive stock options exercised at a weighted average exercise price of $18.24 per share. A total of 337,079 incentive stock options were outstanding as of June 30, 2022 with a weighted average exercise price of $23.56 per share and a weighted average remaining life of 5.74 years.

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

The following table illustrates our interest rate sensitivity at June 30, 2022, assuming the relevant assets and liabilities are collected and paid, respectively, based upon historical experience rather than their stated maturities (amounts in thousands).

	0-1 Mos	1-3 Mos	3-12 Mos	1-2 Yrs	2-3 Yrs	>3 Yrs	Total
Interest earning assets
Loans	$258,179	$86,708	$246,871	$205,848	$159,424	$497,454	$1,454,484
Securities	38,324	19,852	47,319	58,120	70,268	605,701	839,584
Certificates of deposit in banks	-	-	495	1,967	-	452	2,914
Cash balances in banks	24,789	-	-	-	-	-	24,789
Total interest earning assets	$321,292	$106,560	$294,685	$265,935	$229,692	$1,103,607	$2,321,771

Interest bearing liabilities
Interest bearing transaction accounts	$111,668	$8,218	$36,984	$49,314	$49,314	$282,312	$537,810
Savings and money market accounts	263,468	18,964	85,341	113,792	113,792	251,267	846,624
Time deposits	23,630	38,151	121,466	23,030	12,294	17,423	235,994
Securities sold under agreements to repurchase	7,663	-	-	-	-	-	7,663
Federal Home Loan Bank advances	20,000	-	-	-	-	-	20,000
Subordinated debentures, net of loan costs	-	-	-	-	-	39,381	39,381
Total interest bearing liabilities	$426,429	$65,333	$243,791	$186,136	$175,400	$590,383	$1,687,472

Interest sensitive gap
Period gap	$(105,137)	$41,227	$50,894	$79,799	$54,292	$513,224	$634,299
Cumulative gap	$(105,137)	$(63,910)	$(13,016)	$66,783	$121,075	$634,299
Cumulative gap - Rate Sensitive Assets/ Rate Sensitive Liabilities	-4.5%	-2.8%	-0.6%	2.9%	5.2%	27.3%

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

	Impact on net interest income
	As of	As of
	June 30, 2022	December 31, 2021
Change in prevailing rates:
+ 400 basis points	0.37%	2.18%
+ 300 basis points	0.31%	1.87%
+ 200 basis points	0.25%	1.45%
+ 100 basis points	0.13%	0.75%
+ 0 basis points	-	-
- 100 basis points	(2.88)%	(1.84)%
- 200 basis points	(7.65)%	(2.81)%
- 300 basis points	(9.73)%	(2.87)%
- 400 basis points	(6.90)%	(2.91)%

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This item is not applicable to smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company has carried out an evaluation under the supervision and with participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even the effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2022, the Company’s disclosure controls and procedures are effective in ensuring that material information relating to the Company required to be disclosed in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods and is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the six months ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of August 2, 2022, we are a defendant in legal proceedings regarding a breach of contract dispute. Based upon a review by legal counsel and the development of these matters to date, management is of the opinion that the ultimate aggregate liability, if any, will not have a material adverse effect on the Company's financial position or results of operations.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 that could materially affect the Company’s business, financial condition or future results as well as those in the Company’s Report on Form 10-Q for the quarter ended June 30, 2022. The risks described in the Company’s Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In June 2022, the Company sold 14,386 shares of its common stock for a cash total of $521,493 thousand to its employee stock ownership plan. The Company relied upon exemptions from registration under SEC Rule 701 and Rule 147A.

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

RIVER FINANCIAL CORPORATION

Date: August 2, 2022	By:	/s/ James M. Stubbs
James M. Stubbs
Chief Executive Officer (principal executive officer)

Date: August 2, 2022	By:	/s/ Jason B. Davis
Jason B. Davis
Chief Financial Officer