Form 10-Q
period 2022-09-30
River Financial Corp
filed 2022-11-08
CIK 1641601

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 1, 2022, the registrant had 6,654,343 shares of common stock, $1.00 par value per share, outstanding.

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

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

RIVER FINANCIAL CORPORATION

Consolidated Statements of Financial Condition

(in thousands except share data)

	September 30, 2022	December 31, 2021
	Unaudited	Audited
Assets
Cash and due from banks	$36,691	$15,756
Interest-bearing deposits in banks	212	36,706
Federal funds sold	-	9,500
Cash and cash equivalents	36,903	61,962

Certificates of deposit in banks	2,915	3,412
Securities held-to-maturity, at amortized cost	132,835	50,182
Securities available-for-sale, at fair value	662,210	876,759
Loans held for sale	8,044	15,501
Loans, net of unearned income and discounts	1,647,386	1,266,665
Less allowance for loan losses	(23,091)	(20,922)
Net loans	1,624,295	1,245,743
Premises and equipment, net	39,749	36,702
Accrued interest receivable	8,195	7,031
Bank owned life insurance	46,083	45,161
Foreclosed assets	514	256
Deferred income taxes, net	32,863	6,253
Core deposit intangible	2,315	2,985
Goodwill	27,817	27,817
Restricted equity securities	2,398	1,482
Other assets	12,607	14,434
Total assets	$2,639,743	$2,395,680
Liabilities and Shareholders' Equity
Noninterest-bearing deposits	$687,205	$610,002
Interest-bearing deposits	1,746,653	1,541,175
Total deposits	2,433,858	2,151,177
Securities sold under agreements to repurchase	6,951	9,754
Federal Home Loan Bank advances	20,000	-
Federal funds purchased	1,883	-
Subordinated debentures, net of loan costs	39,400	39,344
Accrued interest payable and other liabilities	13,135	12,727
Total liabilities	2,515,227	2,213,002
Common stock related to 401(k) Employee Stock Ownership Plan	3,638	3,116
Stockholders' Equity
Common stock ($1 par value; 10,000,000 shares authorized; 6,660,285 and 6,570,385 shares issued; 6,656,593 and 6,568,285 shares outstanding, respectively)	6,660	6,570
Additional paid-in capital	104,122	101,583
Retained earnings	95,026	75,815
Accumulated other comprehensive loss	(79,334)	(1,222)
Unvested restricted stock	(1,823)	-
Treasury stock at cost (3,692 and 2,100 shares, respectively)	(135)	(68)
Common stock related to 401(k) Employee Stock Ownership Plan	(3,638)	(3,116)
Total stockholders' equity	120,878	179,562
Total equity	124,516	182,678
Total liabilities and stockholders' equity	$2,639,743	$2,395,680

The accompanying notes are an integral part of these financial statements.

RIVER FINANCIAL CORPORATION

Unaudited Consolidated Statements of Income

(in thousands except per share data)

	For the Three Months Ended:		For the Nine Months Ended:
	September 30,		September 30,
	2022	2021	2022	2021
Interest income:
Loans, including fees	$18,972	$15,956	$51,282	$46,988
Taxable securities	3,481	2,093	10,053	5,119
Nontaxable securities	434	540	1,361	1,610
Federal funds sold	-	7	2	21
Other interest income	114	34	199	95
Total interest income	23,001	18,630	62,897	53,833
Interest expense:
Deposits	1,310	978	2,898	3,139
Short-term borrowings	14	3	25	8
Federal Home Loan Bank advances	19	-	60	-
Subordinated debentures	419	410	1,256	939
Note payable	-	-	-	242
Total interest expense	1,762	1,391	4,239	4,328
Net interest income	21,239	17,239	58,658	49,505
Provision for loan losses	1,330	1,187	2,260	3,558
Net interest income after provision for loan losses	19,909	16,052	56,398	45,947
Noninterest income:
Service charges and fees	1,787	1,527	5,121	4,313
Investment brokerage revenue	116	70	519	195
Mortgage operations	908	1,946	4,209	5,354
Bank owned life insurance income	312	292	922	835
Net (loss) gain on sales of investment securities	(796)	-	(2,062)	7
Other noninterest income	129	95	552	311
Total noninterest income	2,456	3,930	9,261	11,015
Noninterest expense:
Salaries and employee benefits	8,108	7,117	22,598	19,681
Occupancy expenses	764	598	2,054	1,776
Equipment rentals, depreciation, and maintenance	410	240	1,089	804
Telephone and communications	132	132	343	445
Advertising and business development	311	196	687	508
Data processing	913	740	2,635	2,169
Foreclosed assets, net	22	50	(20)	136
Federal deposit insurance and other regulatory assessments	248	331	902	880
Legal and other professional services	376	309	983	932
Other operating expenses	2,219	1,552	5,790	4,511
Total noninterest expense	13,503	11,265	37,061	31,842
Income before income taxes	8,862	8,717	28,598	25,120
Provision for income taxes	1,995	1,884	6,469	5,472
Net income	$6,867	$6,833	$22,129	$19,648

Basic net earnings per common share	$1.03	$1.04	$3.33	$3.01
Diluted net earnings per common share	$1.01	$1.03	$3.28	$2.97
Dividends per common share	$-	$-	$0.44	$0.40

The accompanying notes are an integral part of these financial statements.

RIVER FINANCIAL CORPORATION

Unaudited Consolidated Statements of Comprehensive (Loss) Income

(in thousands)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net income	$6,867	$6,833	$22,129	$19,648
Other comprehensive (loss) income, net of tax:
Investment securities available-for-sale:
Net unrealized (losses) gains	(25,445)	1,752	(106,365)	(4,389)
Income tax effect	6,390	(440)	26,709	1,103
Reclassification adjustments for net losses (gains) realized in net income	796	-	2,062	(7)
Income tax effect	(199)	-	(518)	2
Other comprehensive (loss) income, net of tax	(18,458)	1,312	(78,112)	(3,291)
Comprehensive (loss) income	$(11,591)	$8,145	$(55,983)	$16,357

The accompanying notes are an integral part of these financial statements.

RIVER FINANCIAL CORPORATION

Unaudited Consolidated Statements of Changes in Stockholders' Equity

(in thousands except share and per share data)

				Accumulated			Common
		Additional		Other	Unvested		Stock	Total
	Common	Paid In	Retained	Comprehensive	Restricted	Treasury	Related to	Stockholders'
	Stock	Capital	Earnings	Loss	Stock	Stock	ESOP	Equity
Balance at December 31, 2021	$6,570	$101,583	$75,815	$(1,222)	$-	$(68)	$(3,116)	$179,562
Net income	-	-	22,129	-	-	-	-	22,129
Other comprehensive loss, net of tax	-	-	-	(78,112)	-	-	-	(78,112)
Exercise of stock options (24,150 shares)	24	425	-	-	-	-	-	449
Purchase of treasury stock (20,970 shares)	-	-	-	-	-	(753)	-	(753)
Restricted stock grants (65,750 shares)	66	2,009	-	-	(2,075)	-	-	-
Sale of treasury shares (19,378 shares)	-	(9)	-	-	-	686	-	677
Dividends declared ($0.44 per share)	-	-	(2,918)	-	-	-	-	(2,918)
Stock-based compensation expense	-	114	-	-	252	-	-	366
Change for ESOP related shares	-	-	-	-	-	-	(522)	(522)
Balance at September 30, 2022	$6,660	$104,122	$95,026	$(79,334)	$(1,823)	$(135)	$(3,638)	$120,878

The accompanying notes are an integral part of these financial statements.

RIVER FINANCIAL CORPORATION

Unaudited Consolidated Statements of Cash Flows

(in thousands)

	For the Nine Months
	Ended September 30,
	2022	2021
Cash Flows From Operating Activities:
Net Income	$22,129	$19,648
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	2,260	3,558
Provision for losses on foreclosed assets	15	90
Amortization of securities	3,179	5,621
Accretion of securities	(380)	(136)
Realized net loss (gain) on securities available-for-sale	2,062	(7)
Accretion of discount on acquired loans	(13)	(54)
Accretion of deferred loan fees / costs	(2,941)	(2,280)
Amortization of core deposit intangible asset	670	819
Amortization of debt issuance costs	56	-
Stock-based compensation expense	366	140
Bank owned life insurance income	(922)	(835)
Depreciation and amortization of premises and equipment	1,361	1,100
Gain on sales of foreclosed assets	(80)	(10)
Deferred income tax benefit	(420)	(1,295)
(Increase) decrease in operating assets and (decrease) increase in operating liabilities:
Loans held-for-sale	7,457	5,973
Accrued interest receivable	(1,164)	(146)
Other assets	1,827	(4,322)
Accrued interest payable and other liabilities	408	1,498
Net cash from operating activities	35,870	29,362
Cash Flows Used For Investing Activities:
Maturity of certificate of deposit	497	495
Activity in securities available-for-sale:
Sales of securities available-for-sale	168,627	4,383
Maturities, payments, calls of securities available-for-sale	55,391	100,461
Purchases of securities available-for-sale	(193,401)	(470,758)
Activity in securities held-to-maturity:
Maturities, payments, calls of securities held-to-maturity	4,880	-
Purchases of securities held-to-maturity	(12,764)	(10,937)
Loan principal originations, net	(378,495)	(49,758)
Proceeds from sale of foreclosed assets	444	141
Purchases of premises and equipment	(4,408)	(4,208)
(Purchase) sale of restricted equity securities, net	(916)	295
Purchase of bank owned life insurance	-	(15,000)
Net cash used for investing activities	(360,145)	(444,886)
Cash Flows From Financing Activities:
Net increase in deposits	282,681	413,625
Net decrease in securities sold under agreements to repurchase	(2,803)	(4,221)
Proceeds from Federal Home Loan Bank advances	50,000	-
Repayment of Federal Home Loan Bank advances	(30,000)	-
Proceeds from issuance of subordinated debt, net of loan costs	-	39,325
Repayment of note payable	-	(20,392)
Federal funds purchased	1,883	-
Proceeds from exercise of common stock options and warrants	449	589
Purchase of treasury stock	(753)	(824)
Sale of treasury stock	677	1,181
Cash dividends	(2,918)	(2,612)
Net cash from financing activities	299,216	426,671
Net Change In Cash And Cash Equivalents	(25,059)	11,147
Cash and Cash Equivalents At Beginning Of Period	61,962	60,268
Cash and Cash Equivalents At End Of Period	$36,903	$71,415

Supplemental Disclosures Of Cash Flows Information:
Cash Payments For:
Interest paid to depositors	$2,875	$3,228
Interest paid on borrowings	$1,263	$1,332
Income taxes	$3,020	$9,020
Non-cash investing and financing activities:
Transfer of loans to foreclosed assets	$637	$630
Transfer of securities from available-for-sale to held-to-maturity	$74,964	$-

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly River Financial Corporation’s consolidated statements of financial condition, statements of income, statements of comprehensive (loss) income, statements of changes in stockholders’ equity and statements of cash flows for the periods presented, and all such adjustments are of a normal recurring nature. All material intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the entire year.

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

The reconciliation of the components of the basic and diluted earnings per share is as follows (amounts in thousands):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2022	2021	2022	2021
Net earnings available to common shareholders	$6,867	$6,833	$22,129	$19,648
Weighted average common shares outstanding	6,658,353	6,545,008	6,638,550	6,532,128
Dilutive effect of stock options	124,679	84,163	108,609	72,895
Diluted common shares	6,783,032	6,629,171	6,747,159	6,605,023
Basic earnings per common share	$1.03	$1.04	$3.33	$3.01
Diluted earnings per common share	$1.01	$1.03	$3.28	$2.97

Note 4 – Investment Securities

The following tables summarize the amortized cost and fair value of securities available-for-sale and securities held-to-maturity and the corresponding amounts of unrealized gains and losses recognized in accumulated other comprehensive loss at September 30, 2022 and December 31, 2021 (amounts in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2022:
Securities available-for-sale:
Residential mortgage-backed	$457,382	$-	$(65,359)	$392,023
U.S. treasury securities	131,036	-	(14,843)	116,193
U.S. govt. sponsored enterprises	73,454	18	(6,649)	66,823
State, county, and municipal	85,268	-	(14,214)	71,054
Corporate debt obligations	17,890	19	(1,792)	16,117
Total available-for-sale	$765,030	$37	$(102,857)	$662,210

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2022:
Securities held-to-maturity:
Residential mortgage-backed	$69,929	$-	$(14,232)	$55,697
State, county, and municipal	62,906	-	(14,147)	48,759
Total held-to-maturity	$132,835	$-	$(28,379)	$104,456

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2021:
Securities available-for-sale:
Residential mortgage-backed	$562,109	$1,512	$(6,063)	$557,558
U.S. treasury securities	151,331	-	(1,803)	149,528
U.S. govt. sponsored enterprises	54,005	555	(65)	54,495
State, county, and municipal	94,976	4,405	(127)	99,254
Corporate debt obligations	15,942	49	(67)	15,924
Total available-for-sale	$878,363	$6,521	$(8,125)	$876,759

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2021:
Securities held-to-maturity:
State, county, and municipal	$50,182	$139	$(156)	$50,165
Total held-to-maturity	$50,182	$139	$(156)	$50,165

The Company reassessed classification of certain investments and effective February 2022 the Company transferred $75 million of residential mortgage-backed securities from available-for-sale to held-to-maturity. The transfer occurred at fair value. The related unrealized loss of $3.4 million included in accumulated other comprehensive (loss) income remained in accumulated other comprehensive (loss) income, to be amortized out of accumulated other comprehensive (loss) income with an offsetting entry to interest income as a yield adjustment through earnings over the remaining term of the securities. No gain or loss was recorded at the time of transfer.

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

The following tables summarize securities with unrealized and unrecognized losses as of September 30, 2022 and December 31, 2021 aggregated by major security type and length of time in a continuous unrealized or unrecognized loss position (amounts in thousands):

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2022:
Securities available-for-sale:
Residential mortgage-backed	$222,740	$33,318	$169,283	$32,041	$392,023	$65,359
U.S. treasury securities	30,286	3,763	85,907	11,080	116,193	14,843
U.S. govt. sponsored enterprises	56,067	6,469	2,320	180	58,387	6,649
State, county & municipal	65,440	12,344	5,614	1,870	71,054	14,214
Corporate debt obligations	9,898	1,276	4,764	516	14,662	1,792
Total available-for-sale	$384,431	$57,170	$267,888	$45,687	$652,319	$102,857

Securities held-to-maturity:
Residential mortgage-backed	$7,709	$1,670	$47,988	$12,562	$55,697	$14,232
State, county & municipal	38,013	11,428	5,401	2,719	43,414	14,147
Total held-to-maturity	$45,722	$13,098	$53,389	$15,281	$99,111	$28,379

December 31, 2021:
Securities available-for-sale:
Residential mortgage-backed	$442,210	$5,075	$33,032	$988	$475,242	$6,063
U.S. treasury securities	149,528	1,803	-	-	149,528	1,803
U.S. govt. sponsored enterprises	27,377	65	-	-	27,377	65
State, county & municipal	6,775	110	618	17	7,393	127
Corporate debt obligations	9,948	67	-	-	9,948	67
Total available-for-sale	$635,838	$7,120	$33,650	$1,005	$669,488	$8,125

Securities held-to-maturity:
State, county & municipal	$17,775	$156	$-	$-	$17,775	$156
Total held-to-maturity	$17,775	$156	$-	$-	$17,775	$156

As of September 30, 2022, management does not consider securities with unrealized losses to be other-than-temporarily impaired. The unrealized losses in each category have occurred as a result of changes in interest rates, market spreads and market conditions subsequent to purchase. The Company has the ability and intent to hold its securities for a period of time sufficient to allow for a recovery in fair value. There were no other-than-temporary impairments charged to earnings during the nine months ended September 30, 2022 or 2021. The Company owned a total of 344 securities with unrealized losses of $131.2 million at September 30, 2022. As of September 30, 2022 and December 31, 2021, securities with a carrying value of approximately $238.1 million and $205.3 million, respectively, were pledged to secure public deposits as required by law. At September 30, 2022 and December 31, 2021, the carrying value of securities pledged to secure repurchase agreements was approximately $16.4 million and $17.9 million, respectively.

During the nine months ended September 30, 2022, the Company sold investment securities for proceeds of $168.6 million and realized losses of $2.1 million. During the nine months ended September 30, 2021, the Company sold investment securities for proceeds of $4.4 million and realized gains of $7 thousand.

The amortized cost and estimated fair value of debt securities at September 30, 2022 and December 31, 2021, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities for residential mortgage backed securities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties. These securities are therefore not presented by maturity classification.

	September 30, 2022		December 31, 2021
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)		(In Thousands)
Securities available-for-sale
Less than 1 year	$1,055	$1,050	$11,573	$11,682
1 to 5 years	131,320	116,893	158,678	157,799
5 to 10 years	87,732	77,955	70,856	70,959
After 10 years	87,541	74,289	75,147	78,761
	307,648	270,187	316,254	319,201
Residential mortgage-backed securities	457,382	392,023	562,109	557,558
Total available-for-sale	$765,030	$662,210	$878,363	$876,759

	September 30, 2022		December 31, 2021
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)		(In Thousands)
Securities held-to-maturity
5 to 10 years	$5,150	$4,164	$1,132	$1,132
After 10 years	57,756	44,595	49,050	49,033
	62,906	48,759	50,182	50,165
Residential mortgage-backed securities	69,929	55,697	-	-
Total held-to-maturity	$132,835	$104,456	$50,182	$50,165

Note 5 – Loans, Allowance for Loan Losses and Credit Quality

Major classifications of loans at September 30, 2022 and December 31, 2021 are summarized as follows (amounts in thousands):

	September 30, 2022		December 31, 2021
	Amount	% of Total	Amount	% of Total
Residential real estate:
Closed-end 1-4 family - first lien	$500,927	30.8%	$317,754	25.5%
Closed-end 1-4 family - junior lien	8,627	0.5%	5,434	0.4%
Multi-family	14,192	0.9%	9,981	0.8%
Total residential real estate	523,746	32.2%	333,169	26.7%
Commercial real estate:
Nonfarm nonresidential	456,055	28.1%	350,373	28.1%
Farmland	51,551	3.2%	38,808	3.1%
Total commercial real estate	507,606	31.3%	389,181	31.2%
Construction and land development:
Residential	116,903	7.2%	90,924	7.3%
Other	127,039	7.8%	105,192	8.4%
Total construction and land development	243,942	15.0%	196,116	15.7%
Home equity lines of credit	60,736	3.7%	49,569	4.0%
Commercial loans:
Other commercial loans	185,351	11.4%	201,922	16.2%
Agricultural	47,762	2.9%	36,063	2.9%
State, county, and municipal loans	36,549	2.3%	23,939	2.0%
Total commercial loans	269,662	16.6%	261,924	21.1%
Consumer loans	47,362	2.9%	43,080	3.5%
Total gross loans	1,653,054	101.7%	1,273,039	102.2%
Allowance for loan losses	(23,091)	-1.4%	(20,922)	-1.7%
Net discounts	(297)	0.0%	(400)	0.0%
Net deferred loan fees	(5,371)	-0.3%	(5,974)	-0.5%
Net loans	$1,624,295	100.0%	$1,245,743	100.0%

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

	Real Estate Mortgage Loans
			Construction	Home Equity
			and Land	Lines
Allowance for Loan Losses	Residential	Commercial	Development	Of Credit	Commercial	Consumer	Total
Balance - December 31, 2021	$2,596	$8,038	$2,992	$396	$6,486	$414	$20,922
Provision (credit) for loan losses	1,940	1,285	317	93	(1,378)	3	2,260
Loan charge-offs	(42)	-	-	-	(205)	(22)	(269)
Loan recoveries	-	63	5	41	50	19	178
Balance - September 30, 2022	$4,494	$9,386	$3,314	$530	$4,953	$414	$23,091

Ending balance:
Individually evaluated for impairment	$20	$230	$-	$-	$40	$50	$340
Collectively evaluated for impairment	4,474	9,156	3,314	530	4,913	364	22,751
Total	$4,494	$9,386	$3,314	$530	$4,953	$414	$23,091

Loans:
Individually evaluated for impairment	$1,320	$4,564	$203	$104	$40	$50	$6,281
Collectively evaluated for impairment	522,426	503,042	243,732	60,632	269,622	47,312	1,646,766
Acquired loans with deteriorated credit quality	-	-	7	-	-	-	7
Total	$523,746	$507,606	$243,942	$60,736	$269,662	$47,362	$1,653,054

	Real Estate Mortgage Loans
			Construction	Home Equity
			and Land	Lines
Allowance for Loan Losses	Residential	Commercial	Development	Of Credit	Commercial	Consumer	Total
Balance - December 31, 2020	$1,676	$6,807	$1,749	$268	$5,897	$406	$16,803
Provision (credit) for loan losses	529	1,767	815	79	452	(84)	3,558
Loan charge-offs	(105)	(181)	(2)	-	(254)	(56)	(598)
Loan recoveries	60	35	7	-	122	60	284
Balance - September 30, 2021	$2,160	$8,428	$2,569	$347	$6,217	$326	$20,047

Ending balance:
Individually evaluated for impairment	$33	$-	$-	$-	$186	$66	$285
Collectively evaluated for impairment	2,127	8,428	2,569	347	6,031	260	19,762
Total	$2,160	$8,428	$2,569	$347	$6,217	$326	$20,047

Loans:
Individually evaluated for impairment	$658	$2,020	$-	$303	$186	$66	$3,233
Collectively evaluated for impairment	311,407	380,839	182,094	47,639	276,598	42,714	1,241,291
Acquired loans with deteriorated credit quality	183	12	11	-	-	-	206
Total	$312,248	$382,871	$182,105	$47,942	$276,784	$42,780	$1,244,730

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

We have received requests from our borrowers for loan and lease deferrals and modifications including the deferral of principal payments or the deferral of principal and interest payments for terms generally around 90-180 days. Requests are evaluated individually and approved modifications are based on the unique circumstances of each borrower. In total, the Bank placed approximately $167 million of loans on a loan deferral plan as part of COVID-19 modifications. As of September 30, 2022, however, none of these loans remain on deferral. In accordance with Section 4013 of the CARES Act and the interagency statement, we have not accounted for such loans as TDRs, nor have we designated them as past due or nonaccrual. The risk ratings for these loans are evaluated regularly and evaluated for impairment if deemed necessary.

The following table presents impaired loans by class of loans as of September 30, 2022 (amounts in thousands). Purchased credit-impaired loans are not included in these tables because they are carried at fair value and accordingly have no related associated allowance.

Nonaccruing Impaired Loans	Unpaid Principal Balance	Recorded Investment	Impaired Loans With No Allowance	Impaired Loans With Allowance	Allowance for Loan Losses
Mortgage loans on real estate:
Residential real estate	$242	$242	$242	$-	$-
Commercial real estate	612	612	382	230	230
Construction and land development	-	-	-	-	-
Total mortgage loans on real estate	854	854	624	230	230
Home equity lines of credit	104	104	104	-	-
Commercial loans	-	-	-	-	-
Consumer loans	-	-	-	-	-
Total Loans	$958	$958	$728	$230	$230

Accruing Impaired Loans	Unpaid Principal Balance	Recorded Investment	Impaired Loans With No Allowance	Impaired Loans With Allowance	Allowance for Loan Losses
Mortgage loans on real estate:
Residential real estate	$1,078	$1,078	$1,023	$55	$20
Commercial real estate	3,952	3,952	3,952	-	-
Construction and land development	203	203	203	-	-
Total mortgage loans on real estate	5,233	5,233	5,178	55	20
Home equity lines of credit	-	-	-	-	-
Commercial loans	40	40	-	40	40
Consumer loans	50	50	-	50	50
Total Loans	$5,323	$5,323	$5,178	$145	$110

Total Impaired Loans	Unpaid Principal Balance	Recorded Investment	Impaired Loans With No Allowance	Impaired Loans With Allowance	Allowance for Loan Losses
Mortgage loans on real estate:
Residential real estate	$1,320	$1,320	$1,265	$55	$20
Commercial real estate	4,564	4,564	4,334	230	230
Construction and land development	203	203	203	-	-
Total mortgage loans on real estate	6,087	6,087	5,802	285	250
Home equity lines of credit	104	104	104	-	-
Commercial loans	40	40	-	40	40
Consumer loans	50	50	-	50	50
Total Loans	$6,281	$6,281	$5,906	$375	$340

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

The following table presents the average recorded investment in impaired loans and the interest income recognized on impaired loans in the nine months ended September 30, 2022 and 2021 by loan category (amounts in thousands).

	Nine Months Ended			Nine Months Ended
	September 30, 2022			September 30, 2021
	Average	Ending		Average	Ending
	Recorded	Recorded	Interest	Recorded	Recorded	Interest
	Investment	Investment	Income	Investment	Investment	Income
Mortgage loans on real estate:
Residential real estate	$1,256	$1,320	$36	$796	$658	$9
Commercial real estate	5,382	4,564	381	2,594	2,020	66
Construction and land development	270	203	11	175	-	-
Total mortgage loans on real estate	6,908	6,087	428	3,565	2,678	75
Home equity lines of credit	153	104	-	355	303	6
Commercial loans	228	40	9	264	186	5
Consumer loans	81	50	4	74	66	-
Total Loans	$7,370	$6,281	$441	$4,258	$3,233	$86

The following tables present the aging of loans and non-accrual loans as of September 30, 2022 and December 31, 2021, by class of loans (amounts in thousands).

	Accruing Loans
As of September 30, 2022	Current	30-89 Days Past Due	90+ Days Past Due	Nonaccrual Loans	Total Loans
Mortgage loans on real estate:
Residential real estate	$522,296	$609	$117	$724	$523,746
Commercial real estate	506,994	-	-	612	507,606
Construction and land development	243,612	321	-	9	243,942
Total mortgage loans on real estate	1,272,902	930	117	1,345	1,275,294
Home equity lines of credit	60,279	303	-	154	60,736
Commercial loans	269,429	161	24	48	269,662
Consumer loans	47,133	215	-	14	47,362
Total Loans	$1,649,743	$1,609	$141	$1,561	$1,653,054

	Accruing Loans
As of December 31, 2021	Current	30-89 Days Past Due	90+ Days Past Due	Nonaccrual Loans	Total Loans
Mortgage loans on real estate:
Residential real estate	$330,718	$1,439	$-	$1,012	$333,169
Commercial real estate	387,103	1,193	-	885	389,181
Construction and land development	195,778	327	-	11	196,116
Total mortgage loans on real estate	913,599	2,959	-	1,908	918,466
Home equity lines of credit	49,229	88	-	252	49,569
Commercial loans	261,620	304	-	-	261,924
Consumer loans	42,767	201	-	112	43,080
Total Loans	$1,267,215	$3,552	$-	$2,272	$1,273,039

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

As of September 30, 2022 and December 31, 2021, and based on the most recent analysis performed as of those dates, the risk category of loans by class of loans is as follows (amounts in thousands):

As of September 30, 2022	Pass	Special Mention	Substandard	Doubtful	Total
Mortgage loans on real estate:
Residential real estate	$519,131	$2,539	$2,076	$-	$523,746
Commercial real estate	498,040	4,847	4,719	-	507,606
Construction and land development	243,670	45	227	-	243,942
Total mortgage loans on real estate	1,260,841	7,431	7,022	-	1,275,294
Home equity lines of credit	60,525	-	211	-	60,736
Commercial loans	262,366	7,205	91	-	269,662
Consumer loans	46,928	236	198	-	47,362
Total Loans	$1,630,660	$14,872	$7,522	$-	$1,653,054

As of December 31, 2021	Pass	Special Mention	Substandard	Doubtful	Total
Mortgage loans on real estate:
Residential real estate	$328,342	$3,171	$1,656	$-	$333,169
Commercial real estate	374,152	8,967	6,062	-	389,181
Construction and land development	194,310	1,306	500	-	196,116
Total mortgage loans on real estate	896,804	13,444	8,218	-	918,466
Home equity lines of credit	49,158	-	411	-	49,569
Commercial loans	251,450	10,119	355	-	261,924
Consumer loans	42,665	169	246	-	43,080
Total Loans	$1,240,077	$23,732	$9,230	$-	$1,273,039

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

Loans and mortgage loans held for sale – The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. When a loan is identified as individually impaired, management measures impairment using one of three methods. These methods include collateral value, market value of similar debt, and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. As of September 30, 2022 and December 31, 2021, impaired loans were evaluated based on the fair value of the collateral. Impaired loans for which an allowance is established based on the fair value of collateral, or loans that were charged down according to the fair value of collateral, require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price, the Company records the impaired loan as nonrecurring Level 2. When the fair value is based on an appraised value, the Company records the impaired loan as nonrecurring Level 3.

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

Assets and liabilities measured at fair value on a recurring basis – The only assets and liabilities measured at fair value on a recurring basis are our securities available-for-sale. There were no transfers between levels during the period. Information related to the Company’s assets and liabilities measured at fair value on a recurring basis at September 30, 2022 and December 31, 2021 is as follows: (amounts in thousands)

	Fair Value Measurements At Reporting Date Using:
September 30, 2022	Fair Value	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Securities available-for-sale:
Residential mortgage -backed	$392,023	$-	$392,023	$-
U.S. treasury securities	116,193	-	116,193	-
U.S. government sponsored enterprises	66,823	-	66,823	-
State, county, and municipal	71,054	-	71,054	-
Corporate debt obligations	16,117	-	16,117	-
Totals	$662,210	$-	$662,210	$-

	Fair Value Measurements At Reporting Date Using:
December 31, 2021	Fair Value	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Securities available-for-sale:
Residential mortgage -backed	$557,558	$-	$557,558	$-
U.S. treasury securities	149,528	-	149,528	-
U.S. government sponsored enterprises	54,495	-	54,495	-
State, county, and municipal	99,254	-	99,254	-
Corporate debt obligations	15,924	-	15,924	-
Totals	$876,759	$-	$876,759	$-

Assets measured at fair value on a nonrecurring basis – The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. GAAP. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a nonrecurring basis are included in the table below as of September 30, 2022 and December 31, 2021 (amounts in thousands):

	Fair Value Measurements At Reporting Date Using:
September 30, 2022	Fair Value	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$5,941	$-	$-	$5,941
Foreclosed assets	514	-	-	514
Totals	$6,455	$-	$-	$6,455

December 31, 2021	Fair Value	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$7,734	$-	$-	$7,734
Foreclosed assets	256	-	-	256
Totals	$7,990	$-	$-	$7,990

The Company has estimated the fair values of these assets using Level 3 inputs, specifically the appraised value of the collateral. Impaired loan balances represent those collateral dependent impaired loans where management has estimated the credit loss by comparing the loan’s carrying value against the expected realizable fair value of the impaired loan for the amount of the credit loss. For Level 3 assets measured at fair value on a non-recurring basis as of September 30, 2022 and December 31, 2021 for the valuation technique, we used appraisals. For the significant unobservable input, we used appraisal discounts, and weighted average input of 15-20% was used for the period ended September 30, 2022 and December 31, 2021.

The estimated fair values, and related carrying or notional amounts, of the Company’s financial instruments as of September 30, 2022 and December 31, 2021 are as follows (amounts in thousands):

		Estimated Fair Value
September 30, 2022	Carrying Amount	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$36,903	$36,903	$-	$-
Certificates of deposit in banks	2,915	-	2,915	-
Securities held-to-maturity	132,835	-	104,456	-
Securities available-for-sale	662,210	-	662,210	-
Loans held-for-sale	8,044	-	8,044	-
Loans receivable	1,624,295	-	1,551,133	5,941
Accrued interest receivable	8,195	-	8,195	-
Bank owned life insurance	46,083	-	46,083	-
Restricted equity securities	2,398	-	-	2,398
Financial liabilities:
Deposits	2,433,858	-	2,210,622	-
Securities sold under agreements to repurchase	6,951	-	6,951	-
Federal Home Loan Bank advances	20,000	-	20,002	-
Federal funds purchased	1,883		1,883
Subordinated debentures	39,400	-	34,799	-
Accrued interest payable	211	-	211	-

		Estimated Fair Value
December 31, 2021	Carrying Amount	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$61,962	$61,962	$-	$-
Certificates of deposit in banks	3,412	-	3,412	-
Securities held-to-maturity	50,182	-	50,165	-
Securities available-for-sale	876,759	-	876,759	-
Loans held-for-sale	15,501	-	15,501	-
Loans receivable	1,245,743	-	1,239,996	7,734
Accrued interest receivable	7,031	-	7,031	-
Bank owned life insurance	45,161	-	45,161	-
Restricted equity securities	1,482	-	-	1,482
Financial liabilities:
Deposits	2,151,177	-	2,087,357	-
Securities sold under agreements to repurchase	9,754	-	9,754	-
Subordinated debentures	39,344	-	40,900	-
Accrued interest payable	600	-	600	-

The estimated fair values of the standby letters of credit and loan commitments on which the committed interest rate is less than the current market rate are insignificant as of September 30, 2022 and December 31, 2021.

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

Note 8 – Defined Contribution Plan

The Company provides a 401(k) employee stock ownership plan (ESOP), which covers substantially all of the Company’s employees who are eligible, as to age and length of service. A participant may elect to make contributions up to $20.5 thousand and $19.5 thousand of the participant’s annual compensation in 2022 and 2021, respectively. The Company makes contributions up to 3% of each participant’s annual compensation and the Company matches 50% of the next 2% contributed by the employee. Contributions to the plan by the Company were approximately $561 thousand and $439 thousand for the nine months ended September 30, 2022 and 2021, respectively. Outstanding shares of the Company’s common stock allocated to participants at September 30, 2022 and December 31, 2021 totaled 144,535 and 130,149 shares respectively, and there were no unallocated shares. These shares are treated as outstanding for purposes of calculating earnings per share and dividends on these shares are included in the Consolidated Statements of Stockholders’ Equity.

The Company’s ESOP includes a put option for shares of the Company’s common stock distributed from the ESOP. Shares are distributed from the ESOP primarily to separate vested participants and certain eligible participants who elect to diversify their account balances. Since the Company’s common stock is not currently traded on an established securities market, if the owners of distributed shares desire to sell their shares, the Company is required to purchase the shares at fair value during two put option periods following the distribution of the shares from the ESOP. The first put option period is within sixty days following the distribution of the shares from the ESOP. The second put option period begins on the first day of the fifth month of the plan year for a sixty day period. The fair value of distributed shares subject to the put option totaled $0 as of September 30, 2022 and December 31, 2021. The cost of the ESOP shares totaled $3.64 million and $3.12 million as of September 30, 2022 and December 31, 2021, respectively. Due to the Company’s obligation under the put option, the distributed shares and ESOP shares are classified as temporary equity in the mezzanine section of the consolidated statements of financial condition and totaled $3.64 million and $3.12 million as of September 30, 2022 and December 31, 2021, respectively. The fair value of the ESOP shares totaled $5.06 million and $4.72 million as of September 30, 2022 and December 31, 2021, respectively.

Note 9 – Loans Held for Sale

The Company has entered into agreements with secondary market investors to deliver loans on a “best efforts delivery” basis. When a rate is committed to a borrower, it is based on the best price that day and locked with the investor for the customer for a thirty day period. In the event the loan is not delivered to the investor, the Company has no risk or exposure with the investor. The fair values of the Company’s agreements with investors and rate lock commitments to customers as of September 30, 2022 and December 31, 2021, respectively, were not material.

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

Lease Right-of-Use Assets	Classification on Consolidated Statement of Condition	September 30, 2022	December 31, 2021
Operating lease right-of-use assets	Other Assets	$3,437	$3,337

Lease Liabilities	Classification on Consolidated Statement of Condition	September 30, 2022	December 31, 2021
Operating lease liabilities	Accrued interest payable and other liabilities	$3,563	$3,424

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

	September 30, 2022	December 31, 2021
Weighted-average remaining lease term for operating leases	10.16 Years	10.62 Years
Weighted-average discount rate for operating leases	6.00%	6.00%

Future minimum payments for operating leases with initial or remaining terms of one year or more as of September 30, 2022 are as follows:

Operating Leases
October 1, 2022 - September 30, 2023	$587
October 1, 2023 - September 30, 2024	589
October 1, 2024 - September 30, 2025	500
October 1, 2025 - September 30, 2026	477
October 1, 2026 - September 30, 2027	419
Afterward	2,281
Total future minimum lease payments	4,853
Amounts representing interest	(1,290)
Present value of net future minimum lease payments	$3,563

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

Paycheck Protection Program

The Bank has participated as a lender in the Small Business Administration’s (SBA) Paycheck Protection Program (PPP) as established by the Coronavirus Aid, Relief, and Economic Security (CARES) Act. The PPP was established under the CARES Act to provide unsecured low interest rate loans to small businesses that have been impacted by the COVID-19 pandemic. The PPP loans are 100% guaranteed by the SBA. The loans have a fixed interest rate of 1% and payments of interest and principal are deferred until the earlier of the date the SBA remits the forgiveness amount to the lender, the forgiveness application is denied, or if no forgiveness application is filed, ten months from the end of the covered period. If originated before June 5, 2020, loans mature two years from origination, and if origination occurred on or after June 5, 2020, loans mature five years from origination. PPP loans are forgiven by the SBA (which makes forgiveness payments directly to the lender) to the extent the borrower uses the proceeds of the loan for certain purposes (primarily to fund payroll costs) during a certain time period following origination and maintains certain employee and compensation levels. Lenders receive processing fees from the SBA for originating the PPP loans which are based on a percentage of the loan amount. On December 27, 2020, legislation was enacted that renewed the PPP and allocated additional appropriations for both new first-time PPP loans under the existing PPP and second-draw PPP loans for certain eligible borrowers that had previously received a PPP loan. As of September 30, 2022, the Bank has approximately 93 PPP loans in the aggregate amount of approximately $4.4 million outstanding. At December 31, 2021, the Bank had approximately 2,520 PPP loans in the aggregate amount of approximately $141.7 million outstanding.

Our Business

We are a bank holding company headquartered in Prattville, Alabama. We engage in the business of banking through our wholly-owned banking subsidiary, River Bank & Trust, which we may refer to as the “Bank” or “River Bank.” Through the Bank, we provide a broad array of financial services to businesses, business owners, professionals, and consumers. As of September 30, 2022, we operated twenty full-service banking offices in Alabama in the cities of Montgomery, Prattville, Millbrook, Wetumpka, Auburn, Opelika, Gadsden, Alexander City, Daphne, Clanton, Dothan, Enterprise, Mobile, Decatur, and Huntsville, Alabama. We also have two offices approved for full-service banking operations in Birmingham and Saraland, Alabama.

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

Overview of Third Quarter 2022 Results

Net income was $6.87 million in the quarter ended September 30, 2022, compared with $6.83 million in the quarter ended September 30, 2021. Several significant measures from the 2022 third quarter include:

•
Net interest margin (taxable equivalent) of 3.43%, compared with 3.26% for the third quarter of 2021.
•
Net interest income increase of $4.0 million for the quarter ended September 30, 2022, representing a 23.20% rate of increase over the quarter ended September 30, 2021.
•
Annualized return on average earning assets for the quarter ended September 30, 2022 of 1.11% compared with 1.29% for the quarter ended September 30, 2021.
•
Annualized return on average equity for the quarter ended September 30, 2022 of 19.23% compared with 15.76% for the quarter ended September 30, 2021.
•
Loan increase of $192.9 million during the quarter ended September 30, 2022, representing a 53.05% annualized growth rate.
•
Securities decrease of $44.5 million during the quarter ended September 30, 2022, representing a -21.22% annualized decrease for the quarter.
•
Deposit increase of $148.0 million during the quarter ended September 30, 2022, representing a 25.90% annualized growth rate.
•
Stockholders’ equity decrease of $11.6 million during the quarter ended September 30, 2022 representing a -34.93% annualized decrease.

•
Book value per share of $18.71 at September 30, 2022, compared with $27.81 per share at December 31, 2021.
•
Tangible book value per share of $14.18 at September 30, 2022, compared with $23.12 at December 31, 2021.

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

Comparison of the Results of Operations for the three and nine months ended September 30, 2022 and 2021

The following is a narrative discussion and analysis of significant changes in our results of operations for the three and nine months ended September 30, 2022 compared to the three and nine months ended September 30, 2021.

Net Income

During the three months ended September 30, 2022, our net income was $6.87 million, compared to $6.83 million for the three months ended September 30, 2021, an increase of $34.0 thousand, or 0.50%. The primary reason for the increase in net income for the third quarter of 2022 as compared to the third quarter of 2021 was an increase in net interest income. During the three months ended September 30, 2022, net interest income was $21.2 million compared to $17.2 million for the three months ended September 30, 2021, an increase of $4.0 million, or 23.20%. This increase is a result of higher levels of loan and securities volume and other earning assets from organic growth. The provision for loan losses also increased approximately $143 thousand from the third quarter of 2021 to the third quarter of 2022. The increase in the provision for loan loss was a result of the loan growth during the third quarter of 2022 . Total noninterest income for the third quarter of 2022 was $2.5 million compared to $3.9 million for the quarter ended September 30, 2021. This decrease in noninterest income was primarily the result of the $796 thousand loss on sale of investment securities and a $1.04 million decrease in mortgage operations revenue for the third quarter of 2022. Total noninterest expense in the third quarter of 2022 increased $2.2 million, or 19.87%, from the third quarter of 2021. The most significant increase was an increase of $991 thousand in salaries and employee benefits.

During the nine months ended September 30, 2022, our net income was $22.1 million, compared to $19.7 million for the nine months ended September 30, 2021, an increase of $2.6 million, or 12.63%. The primary reason for the increase in net income for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021 was an increase in net interest income. During this period in 2022, net interest income was $58.7 million compared to $49.5 million for the same period in 2021, an increase of $9.2 million, or 18.49%. This increase is a result of higher levels of loan and securities volume and other earning assets from organic growth. The provision for loan losses decreased approximately $1.3 million from the third quarter of 2021 to the third quarter of 2022. The decrease in the provision for loan loss was a result of improving economic conditions as the local economy has improved. Total noninterest income for the first nine months of 2022 was $9.3 million compared to $11.0 million in the first nine months of 2021. This decrease was primarily the result of the $2.1 million loss on sale of investment securities for the nine months ended September 30, 2022 as compared to the $7 thousand gain on sale of investment securities for the nine months ended September 30, 2021. There was also a decrease of $1.1 million in mortgage operations revenue. Total noninterest expense in the first nine months of 2022 increased $5.2 million, or 16.39%, from the first nine months of 2021. The most significant increase was an increase of $2.9 million in salaries and employee benefits.

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

Comparison of net interest income for the three months ended September 30, 2022 and 2021

The following table shows, for the three months ended September 30, 2022 and 2021, the average balances of each principal category of our earning assets and interest bearing liabilities and the average taxable equivalent yields on assets and average costs of liabilities. These yields and costs are calculated by dividing the income or expense by the average daily balance of the associated assets or liabilities (amounts in thousands).

	Three Months Ended September 30, 2022			Three Months Ended September 30, 2021
		Interest			Interest
	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Yield/Rate	Balance	Expense	Yield/Rate
Interest earning assets
Loans	$1,539,788	$18,948	4.88%	$1,224,244	$15,901	5.15%
Mortgage loans held for sale	10,591	92	3.44%	23,743	103	1.84%
Investment securities:
Taxable securities	827,568	3,481	1.67%	716,354	2,093	1.16%
Tax-exempt securities	78,861	562	2.83%	90,603	697	3.05%
Interest bearing balances in other banks	21,671	114	2.10%	55,351	34	0.24%
Federal funds sold	-	-	0.00%	10,349	7	0.25%
Total interest earning assets	$2,478,479	$23,197	3.71%	$2,120,644	$18,835	3.52%

Interest bearing liabilities
Interest bearing transaction accounts	$536,614	$177	0.13%	$478,154	$98	0.08%
Savings and money market accounts	851,386	525	0.24%	686,134	355	0.21%
Time deposits	288,240	608	0.84%	290,339	525	0.72%
Short-term debt	9,846	14	0.59%	10,143	3	0.11%
Federal Home Loan Bank advances	6,304	19	1.17%	-	-	0.00%
Subordinated debt	40,000	419	4.16%	39,327	410	4.13%
Total interest bearing liabilities	$1,732,390	$1,762	0.40%	$1,504,097	$1,391	0.37%
Noninterest-bearing funding of earning assets	746,089	-	0.00%	616,547	-	0.00%
Total cost of funding earning assets	$2,478,479	$1,762	0.28%	$2,120,644	$1,391	0.26%
Net interest rate spread			3.31%			3.15%
Net interest income/margin (taxable equivalent)		$21,435	3.43%		$17,444	3.26%
Tax equivalent adjustment		(196)			(205)
Net interest income/margin		$21,239	3.40%		$17,239	3.23%

The following table reflects, for the three months ended September 30, 2022 and 2021, the changes in our net interest income due to variances in the volume of interest earning assets and interest bearing liabilities and variances in the associated rates earned or paid on these assets and liabilities (amounts in thousands).

	Three Months Ended September 30, 2022 vs.
	Three Months Ended September 30, 2021
		Variance
		due to
	Volume	Yield/Rate	Total
Interest earning assets
Loans	$4,095	$(1,048)	$3,047
Mortgage loans held for sale	(54)	43	(11)
Investment securities:
Taxable securities	324	1,064	1,388
Tax-exempt securities	(91)	(44)	(135)
Interest bearing balances in other banks	(22)	102	80
Federal funds sold	(7)	-	(7)
Total interest earning assets	$4,245	$117	$4,362

Interest bearing liabilities
Interest bearing transaction accounts	$12	$67	$79
Savings and money market accounts	87	83	170
Time deposits	1	82	83
Short-term debt	(1)	12	11
Subordinated debentures	7	2	9
Total interest bearing liabilities	$106	$265	$371

Net interest income
Net interest income (taxable equivalent)	$4,139	$(148)	$3,991
Taxable equivalent adjustment	-	9	9
Net interest income	$4,139	$(139)	$4,000

Total interest income for the three months ended September 30, 2022 was $23.0 million and total interest expense was $1.8 million, resulting in net interest income of $21.2 million for the period. For the same period of 2021, total interest income was $18.6 million and total interest expense was $1.4 million, resulting in net interest income of $17.2 million for the period. This represents a 23.20% increase in net interest income when comparing the same period from 2022 and 2021. When comparing the variances related to interest income for the three months ended September 30, 2022 and 2021, the increase was primarily attributed to increases in average volumes in loans and investment securities. The volume related increase in interest income for the three months ended September 30, 2022 was accompanied by a decrease in the yield on loans and an increase in the yields on investment securities. When comparing variances related to interest expense for the three months ended September 30, 2022 and 2021, the increase primarily resulted from an increase in deposit rates in 2022.

Comparison of net interest income for the nine months ended September 30, 2022 and 2021

The following table shows, for the nine months ended September 30, 2022 and 2021, the average balances of each principal category of our earning assets and interest bearing liabilities and the average taxable equivalent yields on assets and average costs of liabilities. These yields and costs are calculated by dividing the income or expense by the average daily balance of the associated assets or liabilities.

	Nine Months Ended September 30, 2022			Nine Months Ended September 30, 2021
		Interest			Interest
	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Yield/Rate	Balance	Expense	Yield/Rate
Interest earning assets
Loans	$1,405,947	$51,153	4.86%	$1,210,272	$46,817	5.17%
Mortgage loans held for sale	12,771	301	3.15%	22,801	332	1.95%
Investment securities:
Taxable securities	846,619	10,053	1.59%	582,115	5,119	1.18%
Tax-exempt securities	82,049	1,739	2.83%	89,531	2,055	3.07%
Interest bearing balances in other banks	26,147	199	1.02%	55,222	95	0.23%
Federal funds sold	1,842	2	0.15%	11,111	21	0.25%
Total interest earning assets	$2,375,375	$63,447	3.58%	$1,971,052	$54,439	3.70%

Interest bearing liabilities
Interest bearing transaction accounts	$533,687	$387	0.10%	$438,365	$275	0.08%
Savings and money market accounts	813,613	1,282	0.21%	629,382	1,088	0.23%
Time deposits	266,957	1,229	0.62%	285,165	1,776	0.83%
Securities sold under repurchase agreements	10,197	25	0.33%	10,856	8	0.10%
Federal Home Loan Bank advances	7,619	60	1.05%	-	-	0.00%
Subordinated debentures	40,000	1,256	4.20%	27,450	939	4.57%
Note payable	-	-	0.00%	6,537	242	4.95%
Total interest bearing liabilities	$1,672,073	$4,239	0.34%	$1,397,755	$4,328	0.41%
Noninterest-bearing funding of earning assets	703,302	-	0.00%	573,297	-	0.00%
Total cost of funding earning assets	$2,375,375	$4,239	0.24%	$1,971,052	$4,328	0.29%
Net interest rate spread			3.24%			3.29%
Net interest income/margin (taxable equivalent)		$59,208	3.33%		$50,111	3.40%
Tax equivalent adjustment		(550)			(606)
Net interest income/margin		$58,658	3.30%		$49,505	3.36%

The following table reflects, for the nine months ended September 30, 2022 and 2021, the changes in our net interest income due to variances in the volume of interest earning assets and interest bearing liabilities and variances in the associated rates earned or paid on these assets and liabilities.

	Nine Months Ended September 30, 2022 vs.
	Nine Months Ended September 30, 2021
		Variance
		due to
	Volume	Yield/Rate	Total
Interest earning assets
Loans	$7,596	$(3,260)	$4,336
Mortgage loans held for sale	(146)	115	(31)
Investment securities:
Taxable securities	2,338	2,596	4,934
Tax-exempt securities	(169)	(147)	(316)
Interest bearing balances in other banks	(50)	154	104
Federal funds sold	(11)	(8)	(19)
Total interest earning assets	$9,558	$(550)	$9,008

Interest bearing liabilities
Interest bearing transaction accounts	$56	$56	$112
Savings and money market accounts	316	(122)	194
Time deposits	(110)	(437)	(547)
Short-term debt	(1)	18	17
Federal Home Loan Bank advances	-	60	60
Subordinated debentures	428	(111)	317
Note payable	(242)	-	(242)
Total interest bearing liabilities	$447	$(536)	$(89)

Net interest income
Net interest income (taxable equivalent)	$9,111	$(14)	$9,097
Taxable equivalent adjustment	15	41	56
Net interest income	$9,126	$27	$9,153

Total interest income for the nine months ended September 30, 2022 was $62.9 million and total interest expense was $4.2 million, resulting in net interest income of $58.7 million for the period. For the same period of 2021, total interest income was $53.8 million and total interest expense was $4.3 million, resulting in net interest income of $49.5 million for the period. This represents a 18.49% increase in net interest income when comparing the same period from 2022 and 2021. When comparing the variances related to interest income for the nine months ended September 30, 2022 and 2021, the increase was primarily attributed to increases in average volumes in loans and investment securities as well as from the recognition of origination fee income from the SBA Paycheck Protection Program. The volume related increase in interest income for the period was partially offset by a decrease in the yield on loans. When comparing variances related to interest expense for the nine months ended September 30, 2022 and 2021, the decrease resulted primarily from a decrease in deposits rates. The decrease in deposit rates was partially offset by an increase in the average volume of non-maturity deposits and subordinated debentures.

Provision for Loan Losses

The provision for loan losses represents a charge to earnings necessary to establish an allowance for loan losses that, in management’s evaluation, is adequate to provide coverage for estimated losses on outstanding loans and to provide for uncertainties in the economy. As a result of evaluating the allowance for loan losses at September 30, 2022, management recorded a provision of $1.3 million in the third quarter of 2022 compared to a provision of $1.2 million in the third quarter of 2021. The increase in provision allocated was primarily due to continued loan growth in new markets for the Bank..

The allowance for loan losses is increased by a provision for loan losses, which is a charge to earnings, and it is decreased by loan charge-offs and increased by recoveries on loans previously charged off. In determining the adequacy of the allowance for loan losses, we consider our historical loan loss experience, the general economic environment, our overall portfolio composition and other relevant information. As these factors change, the level of loan loss provision changes. When individual loans are evaluated for impairment and impairment is deemed necessary, a specific allowance is required for the impaired portion of the loan amount. Subsequent changes in the impairment amount will generally cause corresponding changes in the allowance related to the impaired loan and corresponding changes to the loan loss provision. As of September 30, 2022, the recorded allowance related to impaired loans was $340 thousand. As of September 30, 2021, the recorded allowance related to impaired loans was $285 thousand.

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

The following table sets forth the principal components of noninterest income for the periods indicated (amounts in thousands).

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2022	2021	2022	2021
Service charges and fees	$1,787	$1,527	$5,121	$4,313
Investment brokerage revenue	116	70	519	195
Mortgage operations	908	1,946	4,209	5,354
Bank owned life insurance income	312	292	922	835
Net (loss) gain on sales of investment securities	(796)	-	(2,062)	7
Other noninterest income	129	95	552	311
Total noninterest income	$2,456	$3,930	$9,261	$11,015

Noninterest income for the three months ended September 30, 2022 was $2.5 million compared to $3.9 million for the same period in 2021. The most significant increase was a $260 thousand increase in service charges and fees which was primarily a result of deposit growth while the most significant decreases were a $796 thousand loss on the sale of investment securities and a $1 million decrease in mortgage operations revenue.

Noninterest income for the nine months ended September 30, 2022 was $9.3 million compared to $11.0 million for the same period of 2021. The most significant increase was a $808 thousand increase in service charges and fees while the most significant decreases were a $2.1 million loss on the sale of investment securities and a $1.2 million decrease in mortgage operations revenue.

Noninterest Expense

Noninterest expenses consist primarily of salaries and employee benefits, building occupancy and equipment expenses, advertising and promotion expenses, data processing expenses, legal and professional services and miscellaneous other operating expenses.

The following table sets forth the principal components of noninterest expense for the periods indicated (amounts in thousands).

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2022	2021	2022	2021
Salaries and employee benefits	$8,108	$7,117	$22,598	$19,681
Occupancy expenses	764	598	2,054	1,776
Equipment rentals, depreciation, and maintenance	410	240	1,089	804
Telephone and communications	132	132	343	445
Advertising and business development	311	196	687	508
Data processing	913	740	2,635	2,169
Foreclosed assets, net	22	50	(20)	136
Federal deposit insurance and other regulatory assessments	248	331	902	880
Legal and other professional services	376	309	983	932
Other operating expense	2,219	1,552	5,790	4,511
Total noninterest expense	$13,503	$11,265	$37,061	$31,842

Noninterest expense for the three months ended September 30, 2022 totaled $13.5 million compared with $11.3 million for the same period of 2021. The overall increase was primarily a result of increases in salaries and employee benefits. Salaries and employee benefits increased $991 thousand, or 13.92%, to $8.1 million in the third quarter of 2022 from $7.1 million in the third quarter of 2021. The number of full-time equivalent employees increased from approximately 259 at September 30, 2021 to approximately 304 at September 30, 2022 for an increase of approximately 17.37%.

Noninterest expense for the nine months ended September 30, 2022 totaled $37.1 million compared with $31.8 million for the same period of 2021. The increase was primarily a result of increases in salaries and employee benefits expense. Salaries and employee benefits increased $2.9 million, or 14.82%, to $22.6 million in the first nine months of 2022 from $19.7 million in the first nine months of 2021.

Provision for Income Taxes

We recognized income tax expense of $2.0 million for the three months ended September 30, 2022, compared to $1.9 million for the three months ended September 30, 2021. The effective tax rate for the three months ended September 30, 2022 was 22.5% compared to 21.6% for the same period in 2021. The effective tax rate is affected by levels of items of income that are not subject to federal and/or state taxation and by levels of items of expense that are not deductible for federal and/or state income tax purposes.

We recognized income tax expense of $6.5 million for the nine months ended September 30, 2022, compared to $5.5 million for the nine months ended September 30, 2021. The increase of approximately $997 thousand, or 18.22%, resulted from the increase in net income before taxes of $3.5 million in the first nine months of 2022 as compared to the first nine months of 2021. The effective tax rate for the nine months ended September 30, 2022 was 22.6% compared to 21.8% for the same period in 2021. The effective tax rate is affected by levels of items of income that are not subject to federal and/or state taxation and by levels of items of expense that are not deductible for federal and/or state income tax purposes.

Comparison of Financial Condition at September 30, 2022 and December 31, 2021

Overview

Our total assets increased $244.1 million, or 10.19%, from December 31, 2021 to September 30, 2022. Loans, net of deferred fees and discounts, increased $380.7 million, or 30.06%, from December 31, 2021 to September 30, 2022. Securities available-for-sale decreased by $214.5 million, or -24.47%, and securities held-to-maturity increased by $82.7 million, or 164.71%, from December 31, 2021 to September 30, 2022, respectively. Cash and cash equivalents decreased $25.1 million, or -40.44% from December 31, 2021 to September 30, 2022. Total deposits increased $282.7 million, or 13.14%, from December 31, 2021 to September 30, 2022 which funded a majority of our loan growth. Total stockholders’ equity decreased $58.7 million, or -32.68% from December 31, 2021 to September 30, 2022 primarily due to the change in accumulated other comprehensive loss of $78.1 million during the period.

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

During the nine months ended September 30, 2022, we purchased investment securities totaling $206.2 million and sold investment securities with proceeds received of $168.6 million including net realized losses of $2.1 million.

The following tables summarize the amortized cost, gross unrealized gains, gross unrealized losses, and fair value of debt securities at September 30, 2022 and December 31, 2021 (amounts in thousands).

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2022:
Securities available-for-sale:
Residential mortgage-backed	$457,382	$-	$(65,359)	$392,023
U.S. treasury securities	131,036	-	(14,843)	116,193
U.S. govt. sponsored enterprises	73,454	18	(6,649)	66,823
State, county, and municipal	85,268	-	(14,214)	71,054
Corporate debt obligations	17,890	19	(1,792)	16,117
Total available-for-sale	$765,030	$37	$(102,857)	$662,210

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2022:
Securities held-to-maturity:
Residential mortgage-backed	$69,929	$-	$(14,232)	$55,697
State, county, and municipal	62,906	-	(14,147)	48,759
Total held-to-maturity	$132,835	$-	$(28,379)	$104,456

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2021:
Securities available-for-sale:
Residential mortgage-backed	$562,109	$1,512	$(6,063)	$557,558
U.S. treasury securities	151,331	-	(1,803)	149,528
U.S. govt. sponsored enterprises	54,005	555	(65)	54,495
State, county, and municipal	94,976	4,405	(127)	99,254
Corporate debt obligations	15,942	49	(67)	15,924
Total available-for-sale	$878,363	$6,521	$(8,125)	$876,759

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2021:
Securities held-to-maturity:
State, county, and municipal	$50,182	$139	$(156)	$50,165
Total held-to-maturity	$50,182	$139	$(156)	$50,165

Loans

Loans are the largest category of interest earning assets and typically provide higher yields than other types of interest earning assets. Associated with the higher loan yields are the inherent credit and liquidity risks which management attempts to control and counterbalance. Total loans averaged $1.54 billion during the three months ended September 30, 2022, or 62.1% of average interest earning assets, as compared to $1.22 billion, or 57.7% of average interest earning assets, for the three months ended September 30, 2021. At September 30, 2022, total loans, net of deferred loan fees and discounts, were $1.65 billion, compared to $1.27 billion at December 31, 2021, an increase of $380.7 million, or 30.06%.

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

The following table provides a summary of the loan portfolio as of September 30, 2022, and December 31, 2021.

	September 30, 2022		December 31, 2021
	Amount	% of Total	Amount	% of Total
Residential real estate:
Closed-end 1-4 family - first lien	$500,927	30.8%	$317,754	25.5%
Closed-end 1-4 family - junior lien	8,627	0.5%	5,434	0.4%
Multi-family	14,192	0.9%	9,981	0.8%
Total residential real estate	523,746	32.2%	333,169	26.7%
Commercial real estate:
Nonfarm nonresidential	456,055	28.1%	350,373	28.1%
Farmland	51,551	3.2%	38,808	3.1%
Total commercial real estate	507,606	31.3%	389,181	31.2%
Construction and land development:
Residential	116,903	7.2%	90,924	7.3%
Other	127,039	7.8%	105,192	8.4%
Total construction and land development	243,942	15.0%	196,116	15.7%
Home equity lines of credit	60,736	3.7%	49,569	4.0%
Commercial loans:
Other commercial loans	185,351	11.4%	201,922	16.2%
Agricultural	47,762	2.9%	36,063	2.9%
State, county, and municipal loans	36,549	2.3%	23,939	2.0%
Total commercial loans	269,662	16.6%	261,924	21.1%
Consumer loans	47,362	2.9%	43,080	3.5%
Total gross loans	1,653,054	101.7%	1,273,039	102.2%
Allowance for loan losses	(23,091)	-1.4%	(20,922)	-1.7%
Net discounts	(297)	0.0%	(400)	0.0%
Net deferred loan fees	(5,371)	-0.3%	(5,974)	-0.5%
Net loans	$1,624,295	100.0%	$1,245,743	100.0%

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

Real estate loans are the largest component of our loan portfolio and include residential real estate loans, commercial real estate loans, and construction and land development loans. At September 30, 2022, this category totaled $1.3 billion, or 77.15% of total gross loans, compared to $918.5 million, or 72.15%, at December 31, 2021. Real estate loans increased $356.8 million, or 38.85%, during the period December 31, 2021 to September 30, 2022. Commercial loans increased $7.7 million, or 2.95% during the same period. Our management team and lending officers have a great deal of experience and expertise in real estate lending and commercial lending.

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

The repayment of loans is a source of additional liquidity for us. The following table sets forth our variable rate and fixed rate loans maturing within specific intervals at September 30, 2022.

LOAN MATURITY AND SENSITIVITY TO CHANGES IN INTEREST RATES

		Over one	Over five
	One year	year through	years through	Over fifteen
Variable Rate Loans:	or less	five years	fifteen years	years	Total
Residential real estate:
Closed-end 1-4 family - first lien	$2,378	$881	$4,819	$209,584	$217,662
Closed-end 1-4 family - junior lien	119	-	-	293	412
Multi-family	261	-	296	-	557
Total residential real estate	2,758	881	5,115	209,877	218,631
Commercial real estate:
Nonfarm nonresidential	5,617	7,437	5,078	383	18,515
Farmland	499	1,883	-	-	2,382
Total commercial real estate	6,116	9,320	5,078	383	20,897
Construction and land development:
Residential	25,954	-	561	18,874	45,389
Other	14,890	3,485	235	552	19,162
Total construction and land development	40,844	3,485	796	19,426	64,551
Home equity lines of credit	4,076	5,566	49,489	-	59,131
Commercial loans:
Other commercial loans	38,622	13,171	10,449	-	62,242
Agricultural	33,744	174	-	-	33,918
State, county, and municipal loans	-	-	-	-	-
Total commercial loans	72,366	13,345	10,449	-	96,160
Consumer loans	1,649	809	61	-	2,519
Total gross variable rate loans	$127,809	$33,406	$70,988	$229,686	$461,889

		Over one	Over five
	One year	year through	years through	Over fifteen
Fixed Rate Loans:	or less	five years	fifteen years	years	Total
Residential real estate:
Closed-end 1-4 family - first lien	$17,231	$110,231	$73,148	$82,655	$283,265
Closed-end 1-4 family - junior lien	952	4,484	2,198	581	8,215
Multi-family	351	1,943	10,942	399	13,635
Total residential real estate	18,534	116,658	86,288	83,635	305,115
Commercial real estate:
Nonfarm nonresidential	28,591	164,351	235,673	8,925	437,540
Farmland	1,668	25,879	21,551	71	49,169
Total commercial real estate	30,259	190,230	257,224	8,996	486,709
Construction and land development:
Residential	64,879	4,019	821	1,795	71,514
Other	13,498	55,188	38,243	948	107,877
Total construction and land development	78,377	59,207	39,064	2,743	179,391
Home equity lines of credit	162	743	700	-	1,605
Commercial loans:
Other commercial loans	10,289	89,559	23,261	-	123,109
Agricultural	1,569	10,233	2,042	-	13,844
State, county, and municipal loans	2,155	11,590	18,557	4,247	36,549
Total commercial loans	14,013	111,382	43,860	4,247	173,502
Consumer loans	3,533	25,106	16,066	138	44,843
Total fixed rate gross loans	$144,878	$503,326	$443,202	$99,759	$1,191,165

		Over one	Over five
	One year	year through	years through	Over fifteen
Total Loans:	or less	five years	fifteen years	years	Total
Residential real estate:
Closed-end 1-4 family - first lien	$19,609	$111,112	$77,967	$292,239	$500,927
Closed-end 1-4 family - junior lien	1,071	4,484	2,198	874	8,627
Multi-family	612	1,943	11,238	399	14,192
Total residential real estate	21,292	117,539	91,403	293,512	523,746
Commercial real estate:
Nonfarm nonresidential	34,208	171,788	240,751	9,308	456,055
Farmland	2,167	27,762	21,551	71	51,551
Total commercial real estate	36,375	199,550	262,302	9,379	507,606
Construction and land development:
Residential	90,833	4,019	1,382	20,669	116,903
Other	28,388	58,673	38,478	1,500	127,039
Total construction and land development	119,221	62,692	39,860	22,169	243,942
Home equity lines of credit	4,238	6,309	50,189	-	60,736
Commercial loans:
Other commercial loans	48,911	102,730	33,710	-	185,351
Agricultural	35,313	10,407	2,042	-	47,762
State, county, and municipal loans	2,155	11,590	18,557	4,247	36,549
Total commercial loans	86,379	124,727	54,309	4,247	269,662
Consumer loans	5,182	25,915	16,127	138	47,362
Total gross loans	$272,687	$536,732	$514,190	$329,445	$1,653,054

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

The following table presents a summary of changes in the allowance for loan losses for the periods indicated (amounts in thousands).

	As of and for the		As of and for the
	Three Months Ended:		Nine Months Ended:
	September 30,	September 30,	September 30,	September 30,
	2022	2021	2022	2021
Allowance for loan losses at beginning of period	$21,777	$18,913	$20,922	$16,803
Charge-offs:
Mortgage loans on real estate:
Residential real estate	-	4	42	105
Commercial real estate	-	4	-	181
Construction and land development	-	2	-	2
Total mortgage loans on real estate	-	10	42	288
Home equity lines of credit	-	-	-	-
Commercial	57	170	205	254
Consumer	22	27	22	56
Total	79	207	269	598

Recoveries:
Mortgage loans on real estate:
Residential real estate	-	60	-	60
Commercial real estate	-	-	63	35
Construction and land development	-	3	5	7
Total mortgage loans on real estate	-	63	68	102
Home equity lines of credit	41	-	41	-
Commercial	16	57	50	122
Consumer	6	34	19	60
Total	63	154	178	284

Net charge-offs	16	53	91	314
Provision for loan losses	1,330	1,187	2,260	3,558
Allowance for loan losses at end of period	$23,091	$20,047	$23,091	$20,047

Total loans outstanding, net of deferred loan fees	1,647,386	1,237,731	1,647,386	1,237,731
Average loans outstanding, net of deferred loan fees	1,539,788	1,224,244	1,405,947	1,210,272
Allowance for loan losses to period end loans	1.40%	1.62%	1.40%	1.62%
Net charge-offs to average loans (annualized)	0.00%	0.02%	0.01%	0.03%

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

	September 30, 2022		December 31, 2021
		Percent of		Percent of
	Amount	Total	Amount	Total
Mortgage loans on real estate:
Residential real estate	$4,494	19.5%	$2,596	12.4%
Commercial real estate	9,386	40.6%	8,038	38.4%
Construction and land development	3,314	14.4%	2,992	14.3%
Total mortgage loans on real estate	17,194	74.5%	13,626	65.1%
Home equity lines of credit	530	2.3%	396	1.9%
Commercial	4,953	21.4%	6,486	31.0%
Consumer	414	1.8%	414	2.0%
Total	$23,091	100.0%	$20,922	100.0%

Nonperforming Assets

The following table presents our nonperforming assets as of the dates indicated (amounts in thousands):

	September 30,		December 31,
	2022	2021	2021
Nonaccrual loans	$1,561	$2,515	$2,272
Accruing loans past due 90 days or more	141	123	-
Total nonperforming loans	1,702	2,638	2,272
Foreclosed assets	514	650	256
Total nonperforming assets	$2,216	$3,288	$2,528

Allowance for loan losses to period end loans	1.40%	1.62%	1.65%
Allowance for loan losses to period end nonperforming loans	1356.70%	759.93%	920.86%
Net charge-offs (recoveries) to average loans (annualized)	0.01%	0.03%	0.05%
Nonperforming assets to period end loans and foreclosed property	0.13%	0.27%	0.20%
Nonperforming loans to period end loans	0.10%	0.21%	0.18%
Nonperforming assets to total assets	0.08%	0.14%	0.11%
Period end loans	1,647,386	1,237,731	1,266,665
Period end total assets	2,639,743	2,309,314	2,395,680
Allowance for loan losses	23,091	20,047	20,922
Average loans for the period	1,405,947	1,210,272	1,217,901
Net charge-offs for the period	91	314	625
Period end loans plus foreclosed property	1,647,900	1,238,381	1,266,921

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

The following table details the composition of our deposit portfolio as of September 30, 2022, and December 31, 2021.

	September 30, 2022		December 31, 2021
		Percent of		Percent of
	Amount	Total	Amount	Total
Demand deposits, non-interest bearing	$687,205	28.2%	$610,002	28.4%
Demand deposits, interest bearing	558,888	23.0%	519,547	24.2%
Money market accounts	700,831	28.8%	623,763	29.0%
Savings deposits	126,617	5.2%	117,767	5.5%
Time certificates of $250 thousand or more	107,600	4.4%	106,271	4.9%
Other time certificates	252,717	10.4%	173,827	8.0%
Totals	$2,433,858	100.0%	$2,151,177	100.0%

Total deposits were $2.43 billion at September 30, 2022, an increase of $282.7 million from December 31, 2021 with the increase resulting mainly in the balances of money market accounts and demand deposit accounts. Some of our demand deposit accounts are seasonal and have expected balance fluctuations. The seasonality of these demand deposits is related to property tax collections and to agricultural production.

The following table presents the Bank’s time certificates of deposits by various maturities as of September 30, 2022 (amounts in thousands).

	All Time Deposits	Time Deposits $100 or more	Time Deposits less than $100
Three months or less	$92,367	$31,011	$61,356
Greater than three months through six months	66,154	48,806	17,348
Greater than six months through one year	95,447	70,336	25,111
Greater than one year through three years	84,289	60,761	23,528
Greater than three years	22,060	17,337	4,723
Total	$360,317	$228,251	$132,066

Other Funding Sources

We supplement our deposit funding with wholesale funding when needed for balance sheet planning and management or when the terms are attractive and will not disrupt our offering rates in our markets. A source we have used for wholesale funding is the Federal Home Loan Bank of Atlanta (FHLB). The line of credit with the FHLB is secured by pledges of various loans in our loan portfolio. At September 30, 2022, the FHLB line of credit available was $328.9 million and at December 31, 2021 it was $257.1 million. As of September 30, 2022 and December 31, 2021, we had $20 million and no Federal Home Loan Bank advances outstanding, respectively. We also have lines of credit for federal funds borrowings with other banks that totaled $88.5 million and $48.5 million at September 30, 2022 and December 31, 2021, respectively. Furthermore, we have pledged certain loans to the Federal Reserve Bank (FRB) to secure a line of credit. At September 30, 2022, the FRB line of credit available was $155.6 million and at December 31, 2021, the FRB line of credit available was $144.1 million.

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

Cash and cash equivalents at September 30, 2022 and December 31, 2021, were $36.9 million and $62.0 million, respectively. Based on recorded cash and cash equivalents, management believes River Financial Corporation’s liquidity resources were sufficient at September 30, 2022 to fund loans and meet other cash needs as necessary.

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

Financial instruments whose contract amount represents credit risk at September 30, 2022 and December 31, 2021 were as follows (amounts in thousands):

	September 30, 2022	December 31, 2021
Commitments to extend credit	$406,716	$328,646
Stand-by and performance letters of credit	4,582	2,426
Total	$411,298	$331,072

Contractual Obligations

While our liquidity monitoring and management considers both present and future demands for and sources of liquidity, the following table of contractual commitments focuses only on future obligations as of September 30, 2022 (amounts in thousands).

		Due after 1	Due after 3
	Due in 1	through	through	Due after
	year or less	3 years	5 years	5 years	Total
Deposits without a stated maturity	$2,073,541	$-	$-	$-	$2,073,541
Certificates of deposit of less than $100	103,815	23,528	4,524	199	132,066
Certificates of deposit of $100 or more	150,153	60,761	15,850	1,487	228,251
Securities sold under agreements to repurchase	6,951	-	-	-	6,951
Federal Home Loan Bank advances	20,000	-	-	-	20,000
Federal funds purchased	1,883	-	-	-	1,883
Subordinated debt, net of loan costs	-	-	-	39,400	39,400
Operating leases	636	1,119	904	2,278	4,937
Total contractual obligations	$2,356,979	$85,408	$21,278	$43,364	$2,507,029

Capital Position and Dividends

At September 30, 2022 and December 31, 2021, total stockholders’ equity was $120.9 million and $179.6 million, respectively. The decrease of approximately $58.7 million resulted mainly from the net change in retained earnings and accumulated other comprehensive loss for the nine months ended September 30, 2022. Retained earnings for the first nine months of 2022 increased $19.2 million and accumulated other comprehensive loss decreased $78.1 million. The ratio of stockholders’ equity to total assets was 4.58% and 7.50% at September 30, 2022 and December 31, 2021, respectively.

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

Management believes, as of September 30, 2022, that the Bank meets all capital adequacy requirements to which it is subject. The following table presents the Bank’s capital amounts and ratios as of September 30, 2022 with the required minimum levels for capital adequacy purposes including the phase in of the capital conservation buffer under Basel III and minimum levels to be well capitalized (as defined) under the regulatory prompt corrective action regulations.

As of September 30, 2022:
					To Be Well Capitalized
			Required For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (To Risk-Weighted Assets)	$234,423	12.724%	$193,447	>= 10.500%	$184,235	>= 10.00%
Common Equity Tier 1 Capital (To Risk-Weighted Assets)	211,393	11.474%	128,964	>= 7.000%	119,753	>= 6.50%
Tier 1 Capital (To Risk-Weighted Assets)	211,393	11.474%	156,600	>= 8.500%	147,388	>= 8.00%
Tier 1 Capital (To Average Assets)	211,393	8.319%	101,640	>= 4.000%	127,050	>= 5.00%

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

River Financial Corporation’s principal source of funds for dividend payments and debt service is dividends received from River Bank. There are statutory limitations on the payment of dividends by River Bank to River Financial Corporation. As of September 30, 2022, the maximum amount the Bank could dividend to River Financial Corporation without prior regulatory authority approval was approximately $58.8 million. In addition to dividend restrictions, federal statutes prohibit unsecured loans from banks to bank holding companies.

During the nine months ending September 30, 2022 there were 22,500 incentive stock options issued with a weighted average exercise price of $32.94 per share. During the same period, there were 24,150 incentive stock options exercised at a weighted average exercise price of $18.63 per share. A total of 345,579 incentive stock options were outstanding as of September 30, 2022 with a weighted average exercise price of $23.85 per share and a weighted average remaining life of 5.61 years.

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

The following table illustrates our interest rate sensitivity at September 30, 2022, assuming the relevant assets and liabilities are collected and paid, respectively, based upon historical experience rather than their stated maturities (amounts in thousands).

	0-1 Mos	1-3 Mos	3-12 Mos	1-2 Yrs	2-3 Yrs	>3 Yrs	Total
Interest earning assets
Loans	$263,136	$81,399	$261,143	$235,149	$188,581	$617,978	$1,647,386
Securities	37,865	19,025	46,695	61,145	60,313	570,002	795,045
Certificates of deposit in banks	-	-	723	1,740	-	452	2,915
Cash balances in banks	212	-	-	-	-	-	212
Total interest earning assets	$301,213	$100,424	$308,561	$298,034	$248,894	$1,188,432	$2,445,558

Interest bearing liabilities
Interest bearing transaction accounts	$115,841	$8,158	$36,708	$48,944	$48,944	$300,293	$558,888
Savings and money market accounts	257,172	17,876	80,445	107,262	107,262	257,431	827,448
Time deposits	29,831	73,214	201,614	22,073	18,633	14,952	360,317
Securities sold under agreements to repurchase	6,951	-	-	-	-	-	6,951
Federal Home Loan Bank advances	20,000	-	-	-	-	-	20,000
Subordinated debentures, net of loan costs	-	-	-	-	-	39,400	39,400
Total interest bearing liabilities	$431,678	$99,248	$318,767	$178,279	$174,839	$612,076	$1,814,887

Interest sensitive gap
Period gap	$(130,465)	$1,176	$(10,206)	$119,755	$74,055	$576,356	$630,671
Cumulative gap	$(130,465)	$(129,289)	$(139,495)	$(19,740)	$54,315	$630,671
Cumulative gap - Rate Sensitive Assets/ Rate Sensitive Liabilities	-5.3%	-5.3%	-5.7%	-0.8%	2.2%	25.8%

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

	Impact on net interest income
	As of	As of
	September 30, 2022	December 31, 2021
Change in prevailing rates:
+ 400 basis points	(3.69)%	2.18%
+ 300 basis points	(2.72)%	1.87%
+ 200 basis points	(1.76)%	1.45%
+ 100 basis points	(0.87)%	0.75%
+ 0 basis points	-	-
- 100 basis points	(0.18)%	(1.84)%
- 200 basis points	(1.89)%	(2.81)%
- 300 basis points	(4.84)%	(2.87)%
- 400 basis points	(6.94)%	(2.91)%

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This item is not applicable to smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company has carried out an evaluation under the supervision and with participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even the effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2022, the Company’s disclosure controls and procedures are effective in ensuring that material information relating to the Company required to be disclosed in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods and is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the nine months ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of November 3, 2022, we are a defendant in legal proceedings regarding a breach of contract dispute. Based upon a review by legal counsel and the development of these matters to date, management is of the opinion that the ultimate aggregate liability, if any, will not have a material adverse effect on the Company's financial position or results of operations.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 that could materially affect the Company’s business, financial condition or future results as well as those in the Company’s Report on Form 10-Q for the quarter ended September 30, 2022. The risks described in the Company’s Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.

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

RIVER FINANCIAL CORPORATION

Date: November 8, 2022	By:	/s/ James M. Stubbs
James M. Stubbs
Chief Executive Officer (principal executive officer)

Date: November 8, 2022	By:	/s/ Jason B. Davis
Jason B. Davis
Chief Financial Officer