Form 10-K
period 2022-12-31
River Financial Corp
filed 2023-03-14
CIK 1641601

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes ☐ No ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflec the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executiveoﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the aggregate market value of the voting common equity held by non-affiliates of the registrant as of June 30 2022: There is no public market for registrant’s common stock. The registrant had total revenue of less than $100 million in 2022.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding at March 1, 2023
Common stock, par value $1.00 per share	6,673,385 shares

Auditor Firm Id:	669	Auditor Name:	Mauldin & Jenkins, LLC	Auditor Location:	Birmingham, Alabama, USA

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

We operate one subsidiary bank, River Bank & Trust. Through the Bank, we provide a broad array of financial services to businesses, business owners, and professionals. We operate twenty-one full-service banking offices, located in Montgomery, Prattville, Millbrook, Wetumpka, Auburn, Opelika, Alexander City, Dothan, Enterprise, Daphne, Clanton, Mobile, Gadsden, Decatur, and Huntsville, Alabama. We also have one office approved for full-service banking operations in Birmingham, Alabama. Our market areas generally include the Montgomery, Auburn-Opelika, Gadsden, Dothan, Mobile, Huntsville, and Birmingham Metropolitan Statistical Areas.

As of December 31, 2022, we had total assets of $2.83 billion, total loans of $1.80 billion, total deposits of $2.51 billion, and total shareholders’ equity of $134.0 million.

We operate our banking business through 22 offices, including the approved for full-servince banking operations location in Birmingham, across seven regions in Alabama. Those regions are designated as “River” (including Montgomery, with six offices), “East Alabama” (including Auburn, Opelika and Gadsden with five offices), “Coastal” (including Mobile and Baldwin County with three offices), “Peach” (including Clanton in the central part of the state, with two offices), “Wiregrass” (including Dothan in the Southeast corner of the state with three offices), “North Alabama” (including Decatur and Huntsville with two offices), and "Birmingham (including Birmingham with one office). See “Properties” below.

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

Deposits

Our principal sources of funds are core deposits, including demand deposits, interest-bearing transaction accounts, money market accounts, savings deposits, and certificates of deposit. As of December 31, 2022, our deposit composition was as follows:

Retail Time Deposits 13%
Demand Deposits 27%
Jumbo Time Deposits 5%
Money Market & Savings 31%
NOW 24%

Deposit rates are reviewed weekly by senior management. Management believes that the rates that we offer are competitive with those offered by other institutions in our market areas. We also focus on customer service to attract and retain deposits.

Transaction accounts include demand deposits and NOW accounts, which customers use for cash management and which provide us with a source of fee income, as well as a low-cost source of funds. Time and savings accounts also provide a relatively stable and low-cost source of funds. Our primary source of funds is NOW accounts. Certificates of deposit in excess of $250,000 are held primarily by customers in our market areas. We utilize brokered certificates of deposit to supplement our market funding sources when funding needs or pricing warrants the use of wholesale funding.

Lending

We offer a range of lending services, including real estate, consumer, and commercial loans, to individuals, small businesses, and other organizations located in or conducting a substantial portion of their business in our market areas. Our total loans, net of unearned income, at December 31, 2022, were approximately $1.80 billion, or approximately 63.6% of total assets. The interest rates charged on loans vary with the degree of risk, maturity, and amount of the loan and are further subject to competitive pressures, money market rates, availability of funds, and government regulations.

As of December 31, 2022, our loan portfolio composition was classified as follows: (percent of gross loans)

Real Estate Loans. Loans secured by real estate are the primary component of our loan portfolio, constituting approximately $1.4 billion, or 77.6%, of total loans, net of unearned income, at December 31, 2022. We originate consumer and commercial loans for the purpose of acquiring real estate that are secured by such real estate (CRE). We also often take real estate as an additional source of collateral to secure commercial and industrial (C&I) loans. Such loans are classified as real estate loans rather than commercial and industrial loans if the real estate collateral is considered significant as a secondary source of repayment for the loan. Loans are typically made on a recourse basis supported by financial statements and a review of the repayment ability of the borrower(s) and/or guarantor(s). Origination fees are charged for many loans secured by real estate.

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

Home Equity Lines of Credit: We originate home equity lines of credit secured by residential property. The loans are typically made on a variable rate basis with maturities up to 10 years. At December 31, 2022, home equity lines of credit constituted $64.2 million, or 3.6% of our loan portfolio.

Commercial and Industrial Loans. We make loans for commercial purposes in various lines of business. These loans are typically made on terms up to 7 years at fixed or variable rates and are secured by various types of collateral, including accounts receivable, inventory, or, in the case of equipment loans, the financed equipment. We attempt to reduce our credit risk on commercial loans by underwriting the loan based on the borrower’s cash flow and its ability to service the debt from earnings, and by limiting the loan-to-value ratio. Historically, we have typically loaned up to 80% on loans secured by accounts receivable, up to 50% on loans secured by inventory (which are typically also secured by accounts receivable), and up to 100% on loans secured by equipment. We also make some unsecured commercial loans. Commercial and industrial loans constituted $291.0 million, or 16.4% of our loan portfolio, at December 31, 2022. Interest rates are negotiable based upon the borrower’s financial condition, credit history, management stability and collateral.

Consumer Loans. Consumer lending includes installment lending to individuals in our market areas and generally consists of loans to purchase automobiles and other consumer durable goods. Consumer loans constituted $49.6 million, or 2.8% of our loan portfolio, at December 31, 2022. Consumer loans are underwritten based on the borrower’s income, current debt level, past credit history and collateral. Consumer rates are both variable and fixed, with terms negotiable. Terms generally range from one to five years depending on the nature and condition of the collateral. Periodic amortization, generally monthly, is typically required.

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

Employees

As of December 31, 2022, we had approximately 305 full-time and 14 part-time employees. None of these employees are party to a collective bargaining agreement.

The Company emphasizes a “deposit first” philosophy to provide not only a direct and practical service to its customers but also to provide a stable and adequate funding source for its loans. The Company seeks employees who are familiar with the Company’s operations in its 22 offices across seven regions in Alabama, including operations in 7 of the top 10 MSAs in Alabama. The Company seeks to provide a “one customer at a time” approach to growth and emphasizes the need for employees, especially its relationship managers and office managers, to have a thorough knowledge of local markets and customers to enhance its conservative lending function.

SUPERVISION AND REGULATION

General

We are extensively regulated under both federal and state law. These laws restrict permissible activities and investments and require compliance with various consumer protection provisions applicable to lending, deposit, brokerage, and fiduciary activities. They also impose capital adequacy requirements and conditions on a bank holding company’s ability to repurchase stock or to receive dividends from its subsidiary bank. We are subject to comprehensive examination and supervision by the Federal Reserve and Alabama Banking Department, and River Bank and Trust is subject to comprehensive examination and supervision by the Federal Deposit Insurance Corporation (FDIC) and the Alabama State Banking Department. These regulatory agencies generally have broad discretion to impose restrictions and limitations on our operations. This supervisory framework could materially impact the conduct and profitability of our activities.

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

As of December 31, 2022, the Company and the Bank qualify for the CBLR framework. Management does not intend to utilize the CBLR framework.

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

Concentrated Commercial Real Estate Lending Regulations

The federal bank regulatory agencies have promulgated guidance governing financial institutions with concentrations in commercial real estate lending. The guidance provides that a bank has a concentration in commercial real estate lending if (i) total reported loans for construction, land development, and other land represent 100% or more of total capital or (ii) total reported loans secured by multifamily and nonfarm nonresidential properties and loans for construction, land development, and other land represent 300% or more of total capital and the bank’s commercial real estate loan portfolio has increased 50% or more during the prior 36 months. Owner occupied loans are excluded from this second category. If a concentration is present, management must employ heightened risk management practices that address, among other things, board and management oversight and strategic planning, portfolio management, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing, and maintenance of increased capital levels as needed to support the level of commercial real estate lending. At December 31, 2022, the Bank did not have a concentration in commercial real estate as defined by the regulatory guidance.

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

Website Information

We maintain a website at www.riverbankandtrust.com through which we make available, free of charge under the tab “Investor Relations,” our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act as soon as reasonably practicable after such material is electronically filed with the SEC. These reports are also available on the SEC’s website, www.sec.gov. We also include our Code of Business Conduct and Ethics under the tab "Investor Relations" of our website. We will provide paper copies of these reports to stockholders free of charge upon written request to: River Financial Corporation, Attention: Corporate Secretary, P.O. Box 680249, Alabama 36068. Information on, or accessible through, our website is not part of this Annual Report on Form 10-K. We have included our website address only as an inactive textual reference and do not intend it to be an active link to our website.

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

As a result of the COVID-19 pandemic, we have instituted procedures, consistent with federal, state and local government guidelines, to institute social distancing among employees and customers, including employees working from home. A majority of employees are no longer working from home. We believe these measures have been undertaken to date with minimal negative effects on our operations and have been well received by employees and customers. We believe our daily operations and services to customers have not been materially interrupted in an adverse way, but we cannot be certain of the long-term effects of such procedures.

Because of the potential negative effects of the COVID-19 pandemic on the economy, including rising unemployment and closings of non-essential businesses during the pandemic, we may experience an adverse effect on our loans.

Rising unemployment, the closing, even if temporary, of non-essential businesses, and the overall negative effect on the economy could result in the inability of some of our customers to meet their loan obligations to our Bank. Loan modifications and payment deferrals provide our borrowers with temporary relief, but such relief may be insufficient, depending on the length and severity of the COVID-19 pandemic and its effects on the economy. In addition to loan deferrals and modifications, we participated in certain government programs designed to bolster the economy during the pandemic, such as the PPP, which was intended to fund borrowers’ payrolls and certain operating expenses, not to support existing borrowers’ loans. Our customers’ participation in other government programs also may stabilize their cash flows during any continuation of the pandemic, but may not prevent significant loan delinquencies and losses. In addition, we have loans which are not covered by any government guarantee protection program. Thus, we could experience various impairments of such loans, including a delay in payments of principal and interest, the inability of borrowers to pay the loans in full, the loss in value of collateral securing such loans, and the inability to sell such collateral at a reasonable price if the collateral is taken in foreclosure. All of the foregoing could have adverse consequences on our income and eventually on our capital.

Although we are participating in certain government programs to assist customers and borrowers, we may nevertheless incur long-term adverse results.

We have received requests from our borrowers for loan and lease deferrals and modifications including the deferral of principal payments or the deferral of principal and interest payments for terms generally 90-180 days. Requests are evaluated individually and approved modifications are based on the unique circumstances of each borrower. We are committed to working with our clients to allow time to work through the challenges of the lingering pandemic. In keeping with guidance from regulators, we have also worked with COVID -19 affected customers to waive fees from a variety of sources, such as but not limited to, insufficient funds and overdraft fees, ATM fees, account maintenance fees, etc. We are unable to project the materiality of such an impact, but recognize the breadth of the economic impact is likely to impact our fee income in future periods. Thus, it is uncertain what future impact these measures related to COVID-19 difficulties will have on our financial condition, results of operations and reserve for loan and lease losses.

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

A continuation of the COVID-19 pandemic, or a major resurgence of the pandemic, could have longer adverse effects on our capital, income and relationships with customers. There could be longer term effects which are unforeseen at the present time.

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

Our commercial banking operations are concentrated in Alabama. As of December 31, 2022, most of our total loans were to borrowers located in Alabama, primarily central and south Alabama. As a result, our financial condition and results of operations and cash flows are affected by changes in the economic conditions of the state or the regions of which it is a part. Our success depends to a significant extent upon the business activity, population, income levels, deposits, and real estate activity in this market. Although our customers’ business and financial interests may extend outside these areas, adverse economic conditions that affect those areas could reduce our growth rate, affect the ability of our customers to repay their loans, affect the value of collateral underlying loans, impact our ability to attract deposits, and generally affect our financial conditions and results of operations. Because of our geographic concentration, we may be less able than other regional or national financial institutions to diversify our credit risks across multiple markets.

Our small to medium-sized business and entrepreneurial customers may have fewer financial resources than larger entities to weather a downturn in the economy, which may impair a borrower’s ability to repay a loan, and such impairment could adversely affect our financial condition and results of operations.

We focus our business development and marketing strategy primarily to serve the banking and financial services needs of small to medium-sized businesses and entrepreneurs. These customers may have fewer financial resources in terms of capital or borrowing capacity than larger entities. If economic conditions negatively impact the Alabama market generally, and small to medium-sized businesses are adversely affected, our financial condition and results of operations may be negatively affected.

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

Income associated with interest-earning assets and costs associated with interest-bearing liabilities may not be affected uniformly by fluctuations in interest rates. The magnitude and duration of changes in interest rates are events over which we have no control, and such changes may have an adverse effect on our net interest income. Prepayment and early withdrawal levels, which are also impacted by changes in interest rates, can significantly affect our assets and liabilities. For example, an increase in interest rates could, among other things, reduce the demand for loans and decrease loan repayment rates. Such an increase could also adversely affect the ability of our floating-rate borrowers to meet their higher payment obligations, which could in turn lead to an increase in non-performing assets and net charge-offs. Conversely, a decrease in the general level of interest rates could affect us by, among other things, leading to greater competition for deposits and incentivizing borrowers to prepay or refinance at lower interest rates their loans more quickly or frequently than they otherwise would. The primary tool that management uses to measure interest rate risk is a simulation model that evaluates the impact of varying levels of prevailing interest rates and the impact on net interest income and the economic value of equity. As of December 31, 2022, this simulation analysis indicated that if prevailing interest rates immediately decreased by 300 basis points, we would expect net interest income to increase by approximately $1.7 million, or 2.0% over the next 12 months, and an increase in the economic value of equity of $81.1 million, or 27.3%. We believe that this is unlikely based on current interest rate levels. Conversely, if prevailing interest rates immediately increased by 300 basis points, we would expect net interest income to decrease by approximately 8.9 million, or 10.5%, over the next 12 months, and a decrease in the economic value of equity of $109.9 million, or 37.0%. However, fluctuations in interest rates affect different classes of income-earning assets differently, and there can be no assurance as to the actual effect on our results of operations should such an increase or decrease occur.

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

We are subject to risk due to increasing interest rates.

Beginning March 2020, we were in a low interest rate environment. In March 2020, the target federal funds rate decreased 150 bps to a range of 0.00% to 0.25% and remained at that rate until March 2022, when the Federal Reserve began increasing the target federal funds rate. The Federal Reserve increased the target federal funds rate by 25 bps in March 2022; 50 bps in May 2022; 75 bps in each of June, July, September, and November 2022; and 50 bps in December 2022, resulting in a range of 4.25% to 4.50% as of December 31, 2022. The Federal Reserve has also indicated an intent to raise interest rates additionally in 2023.

Our costs of funds may increase as a result of increasing interest rates. Additionally, our deposits may face competitive pressures. Additionally, increasing rates to combat inflation may negatively impact the economies generally, which can impact loan activity.

A significant portion of our loan portfolio is secured by real estate, and events that negatively impact the real estate market could negatively impact our business.

A significant portion of our loan portfolio is secured by either residential or commercial real estate. As of December 31, 2022, we had approximately $596.6 million in residential real estate loans and $551.5 million in commercial real estate loans outstanding, representing approximately 33.5% and 31.0%, respectively, of our total loans outstanding on that date.

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

The Financial Accounting Standards Board (“FASB”) issued a new accounting standard to replace the methodology under GAAP for establishing allowances for loan and lease losses, which generally considers only past events and current conditions. The new forward-looking methodology reflects the expected credit losses over the lives of financial assets, starting when such assets are first originated or acquired. This standard, referred to as Current Expected Credit Loss, or CECL, became effective for us beginning January 1, 2023. The CECL standard requires us to record, at the time of origination, credit losses expected throughout the life of the asset portfolio on loans and held-to-maturity securities, as opposed to the current practice of recording losses when it is probable that a loss event has occurred. The Company does not currently believe the CECL standard will have a material impact on its accounting. The Company does not anticipate the adoption of the CECL standard to materially affect how we determine allowance for loan losses and will not require us to significantly increase the allowance. Moreover, the CECL standard may create more volatility in the level of the allowance. The impact of adoption will not be significant to the Company's regulatory capital. The Company will finalize the adoption of CECL during the first quarter of 2023. If we are required to materially increase the level of the allowance for any reason, such increase could adversely affect our business, financial condition and results of operations.

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

Difficulties arising in the integration process may reduce the expected economic benefits.

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

The banking and financial services industries are undergoing rapid technological changes, with frequent introductions of new technology-driven products and services. In addition to enhancing our service to customers, the effective use of technology increases efficiency and enables us to reduce costs. Our future success will depend, in part, upon our ability to address the needs of our customers by using technology to provide products and services that enhance customer convenience and create additional efficiencies in operations. Many of our competitors have greater resources to invest in technological improvements, and we may not be able to effectively implement new technology-driven products and services, which could reduce our ability to effectively compete. We also rely on software developed by third-party vendors to process various transactions. In some cases, we have contracted with third parties to run their proprietary software on our behalf. These systems include, but are not limited to, general ledger, payroll, employee benefits, loan and deposit processing, and securities portfolio accounting. While we perform a review of controls instituted by the applicable vendors over these programs in accordance with industry standards and perform our own testing of user controls, we must rely on the continued maintenance of controls by these third-party vendors, including safeguards over the security of customer data.

We use information technology in our operations and offer online banking services to our customers. Unauthorized access to our technology as a result of a cyber-attack or otherwise could expose us to reputational harm and litigation and adversely affect our ability to attract and retain customers.

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

Risks Related to the Regulation of the Banking Industry

We are subject to extensive regulation in the conduct of our business, which imposes additional costs and reduces our profitability.

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

We also may be required to invest significant management attention and resources to evaluate and make any changes necessary to comply with applicable laws and regulations. This allocation of resources, as well as any failure to comply with applicable requirements, may negatively impact our financial condition and results of operations.

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

We are required by federal and state regulatory authorities to maintain adequate capital levels to support our operations. New regulations implementing minimum capital standards could require financial institutions to maintain higher minimum capital ratios and may place a greater emphasis on common equity as a component of “Tier 1 capital,” which consists generally of shareholders’ equity and qualifying preferred stock, less certain goodwill items and other intangible assets. In order to support our operations and comply with regulatory standards, we may need to raise capital in the future. Our ability to raise additional capital will depend on conditions in the capital markets at that time, which are outside of our control, on our financial performance. Institutions that seek acquisitions are expected to maintain capital substantially above regulatory minimums. Accordingly, we cannot assure you of our ability to raise additional capital, if needed, on favorable terms. The capital and credit markets have experienced significant volatility in recent years. In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers’ underlying financial strength. If we cannot raise additional capital when needed, our financial condition and results of operations may be adversely affected, and we could be subject to regulatory enforcement action, including receivership. Furthermore, our issuance of additional shares of our common stock could dilute the economic ownership interest of our stockholders.

We are subject to numerous laws designed to protect consumers, including the Community Reinvestment Act and fair lending laws, and failure to comply with these laws could lead to a wide variety of sanctions.

The Community Reinvestment Act, or CRA, the Equal Credit Opportunity Act, the Fair Housing Act, and other fair lending laws and regulations impose nondiscriminatory lending requirements on financial institutions. The U.S. Department of Justice and other federal agencies are responsible for enforcing these laws and regulations. A successful regulatory challenge to an institution’s performance under the CRA or fair lending laws and regulations could result in a wide variety of sanctions, including damages and civil money penalties, injunctive relief and restrictions on mergers and acquisitions, expansion and entering new business lines. Private parties may also have the ability to challenge an institution’s performance under fair lending laws in private class action litigation. Such actions could have a material adverse effect on our business, financial condition, results of operations, and future prospects.

We are subject to the Bank Secrecy Act and other anti-money laundering statutes and regulations, and any deemed deficiency by us with respect to these laws could result in significant liability.

The Bank Secrecy Act, the USA PATRIOT Act of 2001, and other laws and regulations require financial institutions, among other duties, to institute and maintain an effective anti- money laundering program and file suspicious activity and currency transaction reports when appropriate. In addition to other bank regulatory agencies, the federal Financial Crimes Enforcement Network of the Department of the Treasury is authorized to impose significant civil money penalties for violations of those requirements and has recently engaged in coordinated enforcement efforts with the state and federal banking regulators, as well as the U.S. Department of Justice, Consumer Financial Protection Bureau, Drug Enforcement Administration, and Internal Revenue Service. We are also subject to increased scrutiny of compliance with the rules enforced by the Office of Foreign Assets Control of the Department of the Treasury regarding, among other things, the prohibition of transacting business with, and the need to freeze assets of, certain persons and organizations identified as a threat to the national security, foreign policy, or economy of the United States. If we are deemed deficient in these areas, we could be subject to fines and regulatory actions, which may include restrictions on our ability to pay dividends and the necessity to obtain regulatory approvals to proceed with certain aspects of our business plan, including our acquisition plans. Failure to maintain and implement adequate programs to combat money laundering and terrorist financing could also have serious reputational consequences for us as well as a material adverse effect on our business, financial condition, results of operations, and future prospects.

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

The holders of our common stock will receive dividends if and when declared by our board of directors out of legally available funds. Any future determination relating to the payment of dividends will be made at the discretion of our board of directors and will depend on a number of factors, including the future earnings of RB&T, capital requirements, financial condition, future prospects, regulatory restrictions, and other factors that our board of directors may deem relevant.

River Financial Corporation's principal business operations are conducted through RB&T. Cash available to pay dividends to our stockholders is derived primarily, if not entirely, from dividends paid by our bank to us. The ability of RB&T to pay dividends to us, as well as our ability to pay dividends to our stockholders, will continue to be subject to, and limited by, certain legal and regulatory restrictions. Further, any lenders making loans to us may impose financial covenants that may be more restrictive with respect to dividend payments than the regulatory requirements. Federal and state banking laws restrict the payment of dividends by banks to their holding companies, and RB&T is subject to these restrictions in paying dividends to us. Because our ability to receive dividends or loans from RB&T is restricted, our ability to pay dividends to our stockholders is also restricted.

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

Economic recession or other economic problems, including those affecting our markets and regions, but also those affecting the U.S. or world economies, could have a material adverse impact on our loan production and performance. If economic conditions deteriorate, or if there are negative developments affecting the domestic and international credit markets, the value of our loans and investments may be harmed, which in turn would have an adverse effect on our financial performance. In addition, we cannot provide any assurance that we would benefit from any market growth or favorable economic conditions, either in our primary market areas or nationally, even if they do occur.

Difficult conditions in the market for financial products and services may materially and adversely affect our business and results of operations.

Dramatic declines in the housing market during recent years, along with increasing foreclosures and unemployment, resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities and major commercial and investment banks. These write-downs, initially of mortgage-backed securities but spreading to credit default swaps and other derivative securities, caused many financial institutions to seek additional capital, to merge with larger and stronger institutions, and, in some cases, to fail. This market turmoil and tightening of credit led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility, and widespread reduction of business activity generally. Although conditions have improved, a return of these trends could have a material adverse effect on our business and operations. Negative market developments may affect consumer confidence levels and may cause adverse changes in payment patterns, causing increases in delinquencies and default rates, which may impact our charge-offs and provisions for loan and credit losses. Economic deterioration that affects household and/or corporate incomes could also result in reduced demand for credit or our fee-based products and services.

External economic factors, such as changes in monetary policy and inflation and deflation, may have an adverse effect on our business, financial condition and results of operations.

Our financial condition and results of operations are affected by credit policies of monetary authorities, particularly the Board of Governors of the Federal Reserve System (the "Federal Reserve"). Actions by monetary and fiscal authorities, including the Federal Reserve, could lead to inflation, deflation, or other economic phenomena that could adversely affect our financial performance. The primary impact of inflation on our operations most likely will be reflected in increased operating costs. Conversely, deflation generally will tend to erode collateral values and diminish loan quality. Virtually all of our assets and liabilities are monetary in nature. As a result, interest rates have a more significant impact on our performance than general levels of inflation or deflation. Interest rates do not necessarily move in the same direction or by the same magnitude as the prices of goods and services.

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

The following table summarizes pertinent details of the Company’s main and banking offices as of December 31, 2022:

Office Address	Owned/Leased

2611 Legends Drive	Owned
Prattville, AL 36066

612 South Memorial Drive	Leased
Prattville, AL 36067

7075 Halcyon Park Drive	Leased
Montgomery, AL 36117

309 Maxwell Boulevard	Leased
Montgomery, AL 36104

10 Cambridge Drive	Owned
Wetumpka, AL 36092

3617 U.S. Highway 280	Owned
Alexander City, AL 35010

2394 East University Drive	Owned
Auburn, AL 36830

1804 Thomason Drive	Owned
Opelika, AL 36801

244 South 3rd Street Gadsden, AL 35901	Owned

3111 Alabama Highway 14 Millbrook, AL 36054	Owned

620 Second Avenue North Clanton, AL 35046	Owned

2040 7th Street South Clanton, AL 35045	Owned

1301 US-98 Daphne, AL 36526	Owned

1479 West Main Street Dothan, AL 36302	Owned

3850 West Main Street Dothan, AL 36305	Owned

306 South Main Street Enterprise, AL 36330	Owned

4630 Bit and Spur Road Mobile, AL 36608	Leased

254 Moulton Street East Decatur, AL 35601	Leased
1192 South Donahue Drive Auburn, AL 36830	Owned

401 Holmes Avenue Huntsville, AL 35801	Leased

33 Shell Street, Suite 33 Saraland, AL 36571	Leased

1425 Montgomery Highway, Suite 151 Vestavia Hills, AL 35216	Leased

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

PART II

Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for Our Common Stock

There is currently no established public trading market for shares of our common stock. We do not make a market in our securities, nor do we attempt to negotiate prices for trades of such securities. When made, sales are normally undertaken in privately negotiated transactions, sometimes at prices of which we are unaware. As of March 1, 2023, there were approximately 1,009 registered holders of our common stock.

The last known privately negotiated trade of our common stock of which management is aware occurred on February 28, 2023 at a price of $38.00 per share. During the last year we are aware of privately negotiated trades of stock with prices ranging from $26.78 to $39.00 per share. The trades at the lower end of the range involved smaller numbers of shares that were traded over-the-counter on the pink sheets. The weighted average trade price for the year was $34.18.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information about River Financial Corporation’s shares of common stock that may be issued upon exercise of options, warrants, and rights under all of our existing equity compensation plans as of March 1, 2023.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options and Rights	Weighted – Average Exercise Price of Outstanding Options and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column)
Equity compensation plans approved by Security Holders (1)	18,500	$15.19	-
Equity compensation plans approved by Security Holders (2)	308,979	$25.46	156,000
Total	327,479
(1)
These shares reserved for issuance under the 2006 Equity Incentive Compensation Plan.
(2)
These shares reserved for issuance under the 2015 Equity Incentive Compensation Plan.

For a further description of these and other plans, see footnote (12) to the financial statements at Item 8 hereof, and Item 11 hereof.

Recent Sales of Unregistered Securities

In 2022 and 2021, the Company sold 27,428 and 47,846 shares of its common stock for a cash total of approximately $978 thousand and 1.4 million, respectively, to its employee stock ownership plan. The Company relied upon exemptions from registration under SEC 147A.

Purchases of Equity Securities by the Registrant and Affiliated Purchasers

We made no repurchases of our equity securities, and no “affiliated purchasers” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934) purchased any shares of our equity securities during the fourth quarter of the fiscal year ended December 31, 2022.

Dividends

The holders of our common stock receive dividends if and when declared by our board of directors out of legally available funds. Any future determination of the payment of dividends will be made at the discretion of our board of directors and will depend on a number of factors, including our future earnings, capital requirements, financial condition, future prospects, regulatory restrictions, and other factors that our board of directors may deem relevant. We expect future dividends to be paid on a comparable basis.

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

The dividends paid per share on common stock for 2022 and 2021 were $0.44 cents per share and $0.40 cents per share respectively, and we expect comparable dividends to be paid in 2023.

Item 6. Selected Financial Data.

SUMMARY CONSOLIDATED FINANCIAL DATA

	Years Ended December 31,
(Dollars in thousands, except per share information)	2022	2021
Summary of Operations:
Total interest income	$88,874	$71,798
Total interest expense	9,985	5,649
Net interest income	78,889	66,149
Provision for loan losses	3,840	4,744
Net interest income after provision for loan losses	75,049	61,405
Noninterest income	12,241	14,542
Noninterest expense	51,413	43,748
Income before income taxes	35,877	32,199
Income tax expense	7,948	7,163
Net income	27,929	25,036
Share and per common share data:
Basic net income per share	$4.21	$3.83
Diluted net income per share	$4.14	$3.79
Common equity per common share outstanding	$20.76	$27.81
Tangible common equity per common share outstanding	$19.59	$27.13
Dividends per common share	$0.44	$0.40
Actual common shares outstanding	6,656,386	6,568,285
Weighted average common shares outstanding	6,641,358	6,537,505
Diluted weighted average common shares outstanding	6,749,424	6,613,227
Balance Sheet Data:
Total assets	$2,833,382	$2,395,680
Securities	797,468	926,941
Loans, net of unearned income	1,803,127	1,266,665
Allowance for loan losses	24,310	20,922
Deposits	2,514,199	2,151,177
Securities sold under agreements to repurchase	8,181	9,754
Federal Home Loan Bank advances	95,000	-
Federal Reserve Bank discount window borrowings	25,000	-
Subordinated debentures, net of loan costs	39,419	39,344
Total stockholders’ equity	134,026	179,562
Average total assets	2,541,665	2,173,282
Average loans	1,486,478	1,217,901
Average interest earning assets	2,312,198	2,036,175
Average deposits	2,319,182	1,942,034
Average interest bearing deposits	1,660,532	1,395,136
Average interest bearing liabilities	1,725,007	1,442,187
Average total stockholders’ equity	146,247	176,314

SUMMARY CONSOLIDATED FINANCIAL DATA (continued)

	Years Ended December 31,
	2022	2021
Selected Financial Ratios:
(ratios are annualized where applicable)
Return on average assets	1.10%	1.15%
Return on average equity	19.10%	14.20%
Average equity to average total assets	5.75%	8.11%
Dividend payout (1)	10.45%	10.43%
Efficiency ratio (2)	56.42%	54.22%
Net interest margin (3)	3.41%	3.25%
Net interest spread (4)	3.30%	3.17%
Capital Ratios:
Tier 1 leverage ratio (5)	8.12%	8.01%
Common equity tier 1 (CET1) risk-based capital (5)	11.06%	12.82%
Tier 1 risk-based capital (5)	11.06%	12.82%
Total risk-based capital (5)	12.30%	14.07%
Asset Quality Ratios:
(ratios are annualized where applicable)
Net charge-offs to average loans	0.03%	0.05%
Allowance to period end loans	1.35%	1.65%
Allowance for loan losses to non-performing loans	1627.18%	920.86%
Non-performing assets to total assets	0.07%	0.11%
Other Data:
Banking locations	22	18
Full-time equivalent employees	312	270

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and related notes thereto and other financial information appearing elsewhere in this document. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions that could cause actual results to differ materially from our expectations. Factors that could cause such differences are discussed in the sections entitled “Special Note Regarding Forward-Looking Statements” and “Risk Factors.” We assume no obligation to update any of these forward-looking statements

The following discussion pertains to our historical results, on a consolidated basis. However, because we conduct all of our material business operations through our subsidiaries, the discussion and analysis relates to activities primarily conducted at the subsidiary level.

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

Paycheck Protection Program

The Bank participated as a lender in the Small Business Administration’s (SBA) Paycheck Protection Program (PPP) as established by the Coronavirus Aid, Relief, and Economic Security (CARES) Act. The PPP was established under the CARES Act to provide unsecured low interest rate loans to small businesses that were impacted by the COVID-19 pandemic. The PPP loans are 100% guaranteed by the SBA. The loans have a fixed interest rate of 1% and payments of interest and principal are deferred until the earlier of the date SBA remits the forgiveness amount to the lender, the forgiveness application is denied, or if no forgiveness application is filed, ten months from the end of the covered period. If originated before June 5, 2020, loans matured two years from origination and if origination occurred after June 5, 2020, loans mature five years from origination. PPP loans are forgiven by the SBA (which makes forgiveness payments directly to the lender) to the extent the borrower used the proceeds of the loan for certain purposes (primarily to fund payroll costs) during a certain time period following origination and maintained certain employee and compensation levels. Lenders receive processing fees from the SBA for originating the PPP loans which were based on a percentage of the loan amount. On December 27, 2020, legislation was enacted that renewed the PPP and allocated additional appropriations for both new first time PPP loans under the existing PPP and second draw PPP loans for certain eligible borrowers that had previously received a PPP loan. As of December 31, 2022, the Bank has made approximately 3,995 PPP loans in the aggregate amount of approximately $251.5 million with approximately $781 thousand still outstanding.

Our Business

We are a bank holding company headquartered in Prattville, Alabama. We operate one subsidiary bank – River Bank and Trust (“RB&T” or the “Bank”). Through the Bank, we provide a broad array of financial services to businesses, business owners and professionals through twenty-one full-service banking offices in Alabama.

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

Overview of 2022 Results

•
Our net income was $27.9 million in 2022, compared with $25.0 million in 2021. The largest contributing factors leading to the increase in net income and other highlights include the following: Average interest earning assets in 2022 were $2.31 billion compared to $2.04 billion in 2021. The higher level of interest earning assets led to an increase in net interest income from $66.1 million in 2021 to $78.9 million in 2022.
•
Average loans outstanding in 2022 were $1.49 billion, approximately 22.05% higher than $1.22 billion in average loans outstanding in 2021. The higher average balance for total loans outstanding was the primary reason for the increase of $12.8 million in our net interest income. Organic growth and entry into in new markets were reasons for the increase in average loans outstanding.
•
The effective yield on our loan portfolio decreased from 5.07% in 2021 to 4.91% in 2022. The decrease in the yield was mainly attributable to the Paycheck Protection Program loans that remained on the books during 2022 which carry an interest rate of 1.00% which is well below the average yield on other loans.
•
Average total investment securities in 2022 were $789.7 million compared to $723.2 million in 2021. In the first quarter of the year, deposits outpaced loan growth with excess cash being deployed to purchase investment securities. In the last three quarters of 2022, any excess cash was used to fund our robust loan growth.
•
Average non-interest bearing deposits grew from $546.9 million in 2021 to $658.7 million in 2022. The increase resulted from organic growth as well as the influx of liquidity from government stimulus.
•
Our higher net interest income was partially offset by higher operating expenses, which grew to $51.4 million in 2022 from $43.7 million in 2021. The increase in noninterest expense came from organic growth with most of the increase in salaries and employee benefits.
•
Our noninterest income decreased from $14.5 million in 2021 to $12.2 million in 2022. The decrease primarily resulted from a decrease in income from mortgage operations due to higher interest rates in 2022.

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

Allowance for Loan Losses

We record estimated probable inherent credit losses in the loan portfolio as an allowance for loan losses. The methodologies and assumptions for determining the adequacy of the overall allowance for loan losses involve significant judgments to be made by management. Some of the more critical judgments supporting RFC’s allowance for loan losses include judgments about: creditworthiness of borrowers, estimated value of underlying collateral, assumptions about cash flow, determination of loss factors for estimated credit losses, and the impact of current events, conditions, and other factors impacting the level of inherent losses. Under different conditions or using different assumptions, the actual or estimated credit losses ultimately realized by RFC may be different than management’s estimates provided in our Consolidated Financial Statements included elsewhere in this Form 10-K. For a more complete discussion of the methodology employed to calculate the allowance for loan losses, see Note 1 to our Consolidated Financial Statements for the year ended December 31, 2022, which is included elsewhere in this document.

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

Comparison of Results of Operations for the years ended December 31, 2022 and 2021

The following is a narrative discussion and analysis of significant changes in our results of operations for the years ended December 31, 2022 and 2021.

Net Income

2022 vs. 2021

During the year ended December 31, 2022, our net income was $27.9 million, compared to $25.0 million for the year ended December 31, 2021, an increase of 11.56%. The primary reason for the increase in net income in 2022 compared to 2021 was an increase in net interest income from $66.1 million in 2021 to $78.9 million in 2022 for an increase of $12.8 million, or 19.26%. Our net interest margin increased from 3.25% in 2021 to 3.41% in 2022. Loans also increased slightly as a percentage of total interest earning assets to 64.3% in 2022 compared to 59.8% in 2021.

Noninterest income decreased from $14.5 million in 2021 to $12.2 million in 2022, or -15.82%. The decrease resulted from an increase in losses on sales of investment securities and a decrease in income from mortgage operations.

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

The following table shows, for the years 2022 and 2021, the average balance of each principal category of our assets and liabilities and the average yields on assets and average costs of liabilities. Such yields and costs are calculated by dividing income or expense by the average daily balances of the associated assets or liabilities.

AVERAGE BALANCE SHEETS & NET INTEREST INCOME

	Year Ended December 31, 2022			Year Ended December 31, 2021
	Average Balance	Interest Income/ Expense	Average Yield/Rate	Average Balance	Interest Income/ Expense	Average Yield/Rate
Interest earning assets
Loans	$1,486,478	$72,970	4.91%	$1,217,901	$61,808	5.07%
Mortgage loans held for sale	11,480	347	3.02%	23,144	442	1.91%
Investment securities:
Taxable securities	713,652	13,679	1.92%	627,642	7,409	1.18%
Tax-exempt securities	76,013	2,287	3.01%	95,545	2,745	2.87%
Interest bearing balances in other banks	23,196	314	1.35%	61,238	134	0.22%
Federal funds sold	1,379	2	0.15%	10,705	26	0.24%
Total interest earning assets	$2,312,198	$89,599	3.88%	$2,036,175	$72,564	3.56%
Interest bearing liabilities
Interest bearing transaction accounts	$547,713	$1,153	0.21%	$459,228	$382	0.08%
Savings and money market accounts	805,320	3,338	0.41%	650,394	1,432	0.22%
Time deposits	307,499	3,310	1.08%	285,514	2,221	0.78%
Securities sold under agreement to repurchase	9,136	46	0.50%	10,847	11	0.10%
Federal Home Loan Bank advances	8,849	184	2.08%	-	-	0.00%
Federal Reserve Bank discount window borrowings	5,890	231	3.92%	-	-	0.00%
Federal funds purchased	1,215	44	3.62%	11	-	0.00%
Note payable	-	-	0.00%	3,229	222	6.88%
Subordinated debentures, net of loan costs	39,385	1,679	4.26%	32,964	1,381	4.19%
Total interest bearing liabilities	$1,725,007	$9,985	0.58%	$1,442,187	$5,649	0.39%
Noninterest-bearing funding of earning assets	587,191	-	0.00%	593,988	-	0.00%
Total cost of funding earning assets	$2,312,198	$9,985	0.43%	$2,036,175	$5,649	0.28%
Net interest rate spread			3.30%			3.17%
Net interest income/margin (taxable equivalent)		$79,614	3.45%		$66,915	3.28%
Tax equivalent adjustment		(725)			(766)
Net interest income/margin		$78,889	3.41%		$66,149	3.25%

Comparison of net interest income for the years ended December 31, 2022 and 2021

Net interest income increased $12.8 million, or 19.26%, to $78.9 million for the year ended December 31, 2022, compared to $66.1 million for 2021. The increase was due to an increase in interest income of $17.1 million, resulting from higher levels of loan volume. The increase in interest income was primarily due to a 22.05% increase in average loans outstanding during 2022 compared to 2021. The resulting net interest margin increased to 3.41% for 2022 from 3.25% for 2021. During 2022, non-interest bearing deposits averaged $658.7 million, compared to $546.9 million during 2021, an increase of $111.8 million, or 20.43%. The average cost of funds also increased from 0.39% in 2021 to 0.58% in 2022.

Interest-earning assets averaged $2.31 billion for 2022, compared to $2.04 billion for 2021, an increase of $276.0 million, or 13.56%. Average loans increased $268.6 million during 2022 to $1.49 billion from $1.22 billion in 2021. The mix of average earning assets also shifted from investment securities to loans. As a percentage of average total earning assets, average loans increased from 59.8% in 2021 to 64.3% in 2022. The yield on average interest-earning assets increased 32 basis points to 3.88% during 2022, compared to 3.56% for 2021. The yield on earning assets increased primarily due to the increase in interest rates from 2021 to 2022 . During 2022, loan yields decreased 16 basis points to 4.91%, but that was offset by significant growth in loan average volume.

Interest-bearing liabilities averaged $1.73 billion for 2022, compared to $1.44 billion for 2021, an increase of $282.8 million. The increase in average volume occurred from organic growth as well as the influx of liquidity from government stimulus. The average rate paid on interest-bearing liabilities was 0.58% for 2022, compared to 0.39% for 2021. During recent years, we have benefited from the historically low interest rates and repriced time deposits at maturity at the lower current market rates, and we have also lowered rates on other deposit accounts to lower market rates where possible. However, the increase in total interest expense from $5.6 million in 2021 to $10.0 million in 2022 was mainly attributable to the steady increase in our cost of funds as a result of market conditions where deposit rates had to be increased to keep up with market demands.

The following table reflects, for the years 2022 and 2021, the changes in our net interest income due to changes in the volume of earning assets and interest-bearing liabilities and the associated rates earned or paid on the assets and liabilities.

	Year Ended December 31, 2022 vs. Year Ended December 31, 2021
	Volume	Variance due to Yield/Rate	Total
Interest earning assets
Loans	$13,540	$(2,378)	$11,162
Mortgage loans held for sale	(222)	127	(95)
Investment securities:
Taxable securities	989	5,281	6,270
Tax-exempt securities	(564)	106	(458)
Interest bearing balances in other banks	(82)	262	180
Federal funds sold	(23)	(1)	(24)
Total interest earning assets	$13,638	$3,397	$17,035
Interest bearing liabilities
Interest bearing transaction accounts	$71	$700	$771
Savings and money market accounts	341	1,565	1,906
Time deposits	171	918	1,089
Securities sold under agreement to repurchase	(2)	37	35
Federal Home Loan Bank advances	-	184	184
Federal Reserve Bank discount window borrowings	-	231	231
Federal funds purchased	-	44	44
Note payable	(222)	-	(222)
Subordinated debentures, net of loan costs	269	29	298
Total interest bearing liabilities	$628	$3,708	$4,336
Net interest income
Net interest income (taxable equivalent)	$13,010	$(311)	$12,699
Taxable equivalent adjustment	74	(33)	41
Net interest income	$13,084	$(344)	$12,740

Provision for Loan Losses

During the year ended December 31, 2022, we recorded a provision for loan losses of $3.8 million compared to $4.7 million during the year ended December 31, 2021. The decrease in the provision for loan losses resulted from the fact that potential credit concerns as a result of the pandemic did not materialize. Net loan charge-offs decreased from $625 thousand in 2021 to $452 thousand in 2022. The allowance for loan losses is increased by a provision for loan losses, which is a charge to earnings, and is decreased by charge-offs and increased by loan recoveries. In determining the adequacy of our allowance for loan losses, we consider our historical loan loss experience, the general economic environment, the overall portfolio composition, and other information. As these factors change, the level of loan loss provision changes. When individual loans are evaluated for impairment, and impairment is deemed necessary, the impaired portion of the loan amount is generally charged off. As of December 31, 2022 and 2021, $605 thousand and $424 thousand of our allowance was related to impaired loans, respectively.

Noninterest Income

In addition to net interest margin, we generate other types of recurring noninterest income from our operations. Our banking operations generate revenue from service charges and fees on deposit accounts. We have a mortgage division that generates revenue from originating and selling mortgages and from the sale of non-deposit investment products through an arrangement with a registered broker-dealer with which we have a revenue-sharing arrangement. In addition to these types of recurring noninterest income, the Bank owns insurance on several key employees and records income on the increase in the cash surrender value of these policies.

The following table sets forth the principal components of noninterest income for the periods indicated.

	For the Year Ended December 31,
	2022	2021
Service charges and fees	$6,814	$5,922
Investment brokerage revenue	643	285
Mortgage operations	4,739	7,389
Bank owned life insurance income	1,226	1,139
Net gains (losses) on sale of investment securities	(2,066)	(608)
Other noninterest income	885	415
Total noninterest income	$12,241	$14,542

Noninterest income for the years ended December 31, 2022 and 2021 was $12.2 million and $14.5 million, respectively. The primary reason for the decrease in noninterest income was from the decrease in income from our mortgage operations and increase in losses on sales of investment securities. Service charges and fees continued to be one of our largest sources of noninterest income in 2022 with $6.8 million compared to $5.9 million in 2021. These service charges and fees are primarily generated by checking and savings accounts. Our mortgage operations produced noninterest income in 2022 of $4.7 million compared to $7.4 million in 2021. The significant decrease in mortgage operations revenue was due to higher mortgage rates than in previous years.

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

The following table presents the primary components of noninterest expense for the periods indicated.

	For the Years Ended December 31,
	2022	2021
Salaries and employee benefits	$30,758	$27,190
Occupancy expenses	2,946	2,428
Equipment rentals, depreciation, and maintenance	1,596	1,118
Telephone and communications	469	662
Advertising and business development	1,131	764
Data processing	3,992	3,268
Foreclosed assets, net	(2)	(72)
Federal deposit insurance and other regulatory assessments	1,324	1,298
Legal and other professional services	809	841
Other operating expense	8,390	6,251
Total noninterest expense	$51,413	$43,748

Noninterest expense for the years ended December 31, 2022 and 2021 was $51.4 million and $43.7 million, respectively, an increase of $7.7 million, or 17.52%. The largest component of noninterest expense was salaries and employee benefits. Salaries and benefits increased approximately $3.6 million mainly due to the addition of new employees across our seven regions and an expanding mortgage department. The increase in other operating expense was due to the growth in new markets during the year.

Income Tax Provision

Income tax expense of $7.9 million and $7.2 million was recognized during the years ended December 31, 2022 and 2021, respectively. The increase in income tax expense during 2022 was mainly due to the increase in net income. The effective tax rate for the year 2022 was 22.2% compared to 22.2% for the year 2021. The effective tax rates are affected by items of income and expense that are not subject to federal and state taxation.

Comparison of Balance Sheets at December 31, 2022 and 2021

Overview

Our total assets increased $437.7 million, or 18.27%, from $2.40 billion at December 31, 2021, to $2.83 billion at December 31, 2022. Net loans increased by $533.1 million during 2022 and investment securities decreased $129.5 million in 2022. Cash and cash equivalents increased by $12.9 million during 2022.

Deposits at December 31, 2022 totaled $2.51 billion, an increase of $363.0 million as compared to December 31, 2021. Noninterest-bearing deposits increased $63.0 million in 2022 and interest-bearing deposits increased $300.0 million. Our deposits increased during 2022 from organic deposit growth.

Loans

Loans are our largest category of earning assets and typically provide higher yields than other types of earning assets. Associated with the higher loan yields are the inherent credit and liquidity risks that we attempt to control and counterbalance. Total loans averaged $1.49 billion during the year ended December 31, 2022, or 64.3% of average earning assets, as compared to $1.22 billion or 59.8% of average earning assets, for the year ended December 31, 2021. At December 31, 2022, total loans, net of unearned income, were $1.8 billion, compared to $1.3 billion at December 31, 2021, an increase of $536.5 million, or 42.35%.

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

The table below provides a summary of the loan portfolio composition as of the periods indicated.

COMPOSITION OF LOAN PORTFOLIO

	December 31, 2022		December 31, 2021
	Amount	% of Total	Amount	% of Total
Residential real estate:
Closed-end 1-4 family - first lien	$573,033	32.2%	$317,754	25.5%
Closed-end 1-4 family - junior lien	9,422	0.5%	5,434	0.4%
Multi-family	14,106	0.8%	9,981	0.8%
Total residential real estate	596,561	33.5%	333,169	26.7%
Commercial real estate:
Nonfarm nonresidential	497,766	28.0%	350,373	28.1%
Farmland	53,691	3.0%	38,808	3.1%
Total commercial real estate	551,457	31.0%	389,181	31.2%
Construction and land development:
Residential	121,363	6.8%	90,924	7.3%
Other	135,127	7.6%	105,192	8.4%
Total construction and land development	256,490	14.4%	196,116	15.7%
Home equity lines of credit	64,215	3.6%	49,569	4.0%
Commercial loans:
Other commercial loans	193,053	10.9%	201,922	16.2%
Agricultural	56,946	3.2%	36,063	2.9%
State, county, and municipal loans	40,964	2.3%	23,939	2.0%
Total commercial loans	290,963	16.4%	261,924	21.1%
Consumer loans	49,592	2.8%	43,080	3.5%
Total gross loans	1,809,278	101.7%	1,273,039	102.2%
Allowance for loan losses	(24,310)	-1.4%	(20,922)	-1.7%
Net discounts	(279)	0.0%	(400)	0.0%
Net deferred loan fees	(5,872)	-0.3%	(5,974)	-0.5%
Net loans	$1,778,817	100.0%	$1,245,743	100.0%

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

The principal component of our loan portfolio is real estate mortgage loans on residential and commercial properties. At December 31, 2022, this category totaled $1.2 billion and represented 68.1% of the total loan portfolio, compared to $771.9 million, or 61.9% of the total loan portfolio at year-end 2021. Residential real estate loans increased $263.4 million in 2022, or 79.1%, and commercial real estate loans increased $162.3 million, or 41.7%. Home equity lines of credit increased $14.6 million, or 29.5%.

Real estate construction loans totaled $256.5 million at December 31, 2022, an increase of $60.4 million, or 30.8%, over $196.1 million at December 31, 2021. This loan type accounted for 14.4% and 15.7% of our total loan portfolio at December 31, 2022 and December 31, 2021, respectively.

Commercial and industrial loans totaled $291.0 million at December 31, 2022, compared to $261.9 million at December 31, 2021, an increase of $29.0 million, or 11.1% during 2022.

The repayment of loans is a source of additional liquidity for us. The following table sets forth our variable rate and fixed rate loans maturing within specific intervals at December 31, 2022.

LOAN MATURITY AND SENSITIVITY TO CHANGES IN INTEREST RATES

		Over one	Over five
	One year	year through	years through	Over fifteen
Variable Rate Loans:	or less	five years	fifteen years	years	Total
Residential real estate:
Closed-end 1-4 family - first lien	$1,756	$1,004	$5,309	$265,493	$273,562
Closed-end 1-4 family - junior lien	53	-	-	291	344
Multi-family	353	-	285	-	638
Total residential real estate	2,162	1,004	5,594	265,784	274,544
Commercial real estate:
Nonfarm nonresidential	5,002	9,523	5,061	378	19,964
Farmland	645	2,018	-	-	2,663
Total commercial real estate	5,647	11,541	5,061	378	22,627
Construction and land development:
Residential	24,109	-	698	31,597	56,404
Other	13,733	5,284	190	56	19,263
Total construction and land development	37,842	5,284	888	31,653	75,667
Home equity lines of credit	5,074	7,153	48,520	-	60,747
Commercial loans:
Other commercial loans	43,572	12,435	1,157	-	57,164
Agricultural	40,957	185	-	-	41,142
State, county, and municipal loans	-	-	-	-	-
Total commercial loans	84,529	12,620	1,157	-	98,306
Consumer loans	1,439	865	59	-	2,363
Total gross variable rate loans	$136,693	$38,467	$61,279	$297,815	$534,254

		Over one	Over five
	One year	year through	years through	Over fifteen
Fixed Rate Loans:	or less	five years	fifteen years	years	Total
Residential real estate:
Closed-end 1-4 family - first lien	$18,164	$118,121	$76,700	$86,486	$299,471
Closed-end 1-4 family - junior lien	1,210	5,599	1,692	577	9,078
Multi-family	358	8,688	3,887	535	13,468
Total residential real estate	19,732	132,408	82,279	87,598	322,017
Commercial real estate:
Nonfarm nonresidential	29,692	190,403	248,758	8,949	477,802
Farmland	1,500	27,936	21,522	70	51,028
Total commercial real estate	31,192	218,339	270,280	9,019	528,830
Construction and land development:
Residential	60,696	1,963	673	1,627	64,959
Other	15,082	62,668	37,055	1,059	115,864
Total construction and land development	75,778	64,631	37,728	2,686	180,823
Home equity lines of credit	229	1,127	2,112	-	3,468
Commercial loans:
Other commercial loans	13,384	93,932	28,573	-	135,889
Agricultural	1,513	12,197	2,094	-	15,804
State, county, and municipal loans	3,578	9,663	23,514	4,209	40,964
Total commercial loans	18,475	115,792	54,181	4,209	192,657
Consumer loans	4,851	25,886	16,355	137	47,229
Total fixed rate gross loans	$150,257	$558,183	$462,935	$103,649	$1,275,024

		Over one	Over five
	One year	year through	years through	Over fifteen
Total Loans:	or less	five years	fifteen years	years	Total
Residential real estate:
Closed-end 1-4 family - first lien	$19,920	$119,125	$82,009	$351,979	$573,033
Closed-end 1-4 family - junior lien	1,263	5,599	1,692	868	9,422
Multi-family	711	8,688	4,172	535	14,106
Total residential real estate	21,894	133,412	87,873	353,382	596,561
Commercial real estate:
Nonfarm nonresidential	34,694	199,926	253,819	9,327	497,766
Farmland	2,145	29,954	21,522	70	53,691
Total commercial real estate	36,839	229,880	275,341	9,397	551,457
Construction and land development:
Residential	84,805	1,963	1,371	33,224	121,363
Other	28,815	67,952	37,245	1,115	135,127
Total construction and land development	113,620	69,915	38,616	34,339	256,490
Home equity lines of credit	5,303	8,280	50,632	-	64,215
Commercial loans:
Other commercial loans	56,956	106,367	29,730	-	193,053
Agricultural	42,470	12,382	2,094	-	56,946
State, county, and municipal loans	3,578	9,663	23,514	4,209	40,964
Total commercial loans	103,004	128,412	55,338	4,209	290,963
Consumer loans	6,290	26,751	16,414	137	49,592
Total gross loans	$286,950	$596,650	$524,214	$401,464	$1,809,278

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

The following tables summarize the amortized cost and fair value of securities available-for-sale and held-to-maturity at December 31, 2022 and 2021.

INVESTMENT SECURITIES

	December 31, 2022		December 31, 2021
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Securities available for sale:
Residential mortgage-backed	$449,348	$390,037	$562,109	$557,558
U.S. treasury securities	130,971	117,629	151,331	149,528
U.S. govt. sponsored enterprises	72,889	66,362	54,005	54,495
State, county, and municipal	87,347	75,863	94,976	99,254
Corporate debt obligations	17,873	15,996	15,942	15,924
Totals	$758,428	$665,887	$878,363	$876,759

	December 31, 2022		December 31, 2021
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Securities held-to-maturity:
Residential mortgage-backed	$68,688	$56,064	$-	$-
State, county, and municipal	62,893	49,213	50,182	50,165
Totals	$131,581	$105,277	$50,182	$50,165

The following tables show the scheduled maturity and average yields of our securities at December 31, 2022.

INVESTMENT SECURITIES MATURITY DISTRIBUTION AND YIELDS

			After one year but		After five years but
	Within one year		within five years		within ten years		After ten years		Other securities
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Securities available for sale:
U.S. govt. sponsored enterprises	$-	---%	$15,775	1.06%	$39,541	2.27%	$11,046	3.92%	$-	---%
State, county, and municipal	55	2.75%	447	2.16%	7,807	2.22%	67,554	2.90%	-	---%
U.S. treasury securities	-	---%	109,036	1.00%	8,593	1.55%	-	---%	-	---%
Corporate debt obligations	999	5.31%	2,201	2.81%	12,796	3.59%	-	---%	-	---%
Residential mortgage-backed	-	---%	-	---%	-	---%	-	---%	390,037	2.19%
Totals	$1,054	5.18%	$127,459	1.04%	$68,737	2.42%	$78,600	3.05%	$390,037	2.19%

			After one year but		After five years but
	Within one year		within five years		within ten years		After ten years		Other securities
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Securities held-to-maturity:
State, county, and municipal	$-	---%	$-	---%	$10,208	2.05%	$52,685	2.36%	$-	---%
Residential mortgage-backed	-	---%	-	---%	-	---%	-	---%	68,688	1.54%
Totals	$-	---%	$-	---%	$10,208	---%	$52,685	---%	$68,688	---%

We invest primarily in mortgage-backed securities, municipal securities, and obligations of government-sponsored entities and agencies of the United States, though we may in some situations also invest in direct obligations of the United States or obligations guaranteed as to the principal and interest by the United States. All of our mortgage-backed securities are residential securities issued by the Federal National Mortgage Association (FNMA) and the Federal Home Loan Mortgage Corporation (FHLMC). During 2021, we used most of our excess liquidity to invest in securities, as our loan demand had not kept up with our deposit growth. During 2022, we used most of our excess liquidity to fund loan growth, as our deposit growth had not kept up with our robust loan growth.

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

The following table presents a summary of changes in the allowance for loan losses for the periods and dates indicated.

ALLOWANCE FOR LOAN LOSSES

	Year Ended:
	December 31,	December 31,
Amounts in thousands, (except percentages)	2022	2021
Allowance for loan losses at beginning of period	$20,922	$16,803
Charge-offs:
Mortgage loans on real estate:
Residential	42	127
Commercial real estate	-	241
Construction and land development	-	2
Equity lines of credit	14	-
Total mortgage loans on real estate	56	370
Commercial	595	514
Consumer	28	103
Total charge-offs	679	987
Recoveries:
Mortgage loans on real estate:
Residential	-	60
Commercial real estate	62	35
Construction and land development	5	11
Equity lines of credit	41	-
Total mortgage loans on real estate	108	106
Commercial	98	189
Consumer	21	67
Total recoveries	227	362
Net charge-offs	452	625
Provision for loan losses	3,840	4,744
Allowance for loan losses at end of period	$24,310	$20,922
Total loans outstanding, net of deferred loan fees and discounts	$1,803,127	$1,266,665
Average loans outstanding, net of deferred loan fees	$1,486,478	$1,217,901
Allowance for loan losses to period end loans	1.35%	1.65%
Net charge-offs to average loans (annualized)	0.03%	0.05%

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

	As of December 31, 2022				As of December 31, 2021
	Keystone Bank	Peoples Southern Bank	Trinity Bank	Total	Keystone Bank	Peoples Southern Bank	Trinity Bank	Total
Acquired loan portfolio at year-end	$4,060	$7,673	$13,783	$25,516	$7,379	$12,320	$30,194	$49,893
Remaining accretable loan discount at year-end	33	41	205	279	48	71	281	400
Discount accretion recognized in interest income on loans	15	30	76	121	57	92	461	610

Overall, asset quality indicators have continued to improve, and, as a result, provision expense has been minimal for the Bank’s loan portfolio. During the years ended December 31, 2022 and 2021, we recorded provision expense of $3.8 million and $4.7 million, respectively.

Allocation of Our Allowance for Loan Losses

While no portion of our allowance for loan losses is in any way restricted to any individual loan or group of loans and the entire allowance is available to absorb losses from any and all loans, the following table represents management’s allocation of our allowance for loan losses to specific loan categories for the periods indicated.

ALLOCATION OF ALLOWANCE FOR LOAN LOSSES

	As of December 31,
	2022		2021
	Amount	Percent of Allowance in each Category to Total Allowance	Amount	Percent of Allowance in each Category to Total Allowance
Residential real estate	$5,088	20.9%	$2,596	12.4%
Commercial real estate	10,057	41.4%	8,038	38.4%
Construction and land development	3,377	13.9%	2,992	14.3%
Home equity lines of credit	562	2.3%	396	1.9%
Commercial	4,778	19.7%	6,486	31.0%
Consumer	448	1.8%	414	2.0%
Total	$24,310	100.0%	$20,922	100.0%

Nonperforming Assets

The following table presents our nonperforming assets for the dates indicated.

NONPERFORMING ASSETS

	December 31,
	2022	2021
Nonaccrual loans	$1,356	$2,272
Accruing loans past due 90 days or more	138	-
Total nonperforming loans	1,494	2,272
Foreclosed assets	609	256
Total nonperforming assets	$2,103	$2,528
Allowance for loan losses to period end loans	1.35%	1.65%
Allowance for loan losses to period end nonperforming loans	1627.18%	920.86%
Net charge-offs to average loans (annualized)	0.03%	0.05%
Nonperforming assets to period end loans and foreclosed property	0.12%	0.20%
Nonperforming loans to period end loans	0.08%	0.18%
Nonperforming assets to total assets	0.07%	0.11%
Period end loans	1,803,127	1,266,665
Period end total assets	2,833,382	2,395,680
Allowance for loan losses	24,310	20,922
Average loans for the period	1,486,478	1,217,901
Net charge-offs for the period	452	625
Period end loans plus foreclosed property	1,803,736	1,266,921

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

Total nonperforming assets decreased $425 thousand to $2.1 million at December 31, 2022, from $2.5 million at December 31, 2021. Total nonperforming assets as a percentage of total assets decreased 0.04% from 0.11% at December 31, 2021 to 0.07% at December 31, 2022. Improving asset quality has been and will continue to be a primary focus of management.

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

The following table details the composition of our deposit portfolio as of the dates indicated.

COMPOSITION OF DEPOSITS

	December 31, 2022		December 31, 2021
		Percent of		Percent of
	Amount	Total	Amount	Total
Demand deposits, noninterest-bearing	$672,956	26.8%	$610,002	28.4%
Demand deposits, interest-bearing	610,944	24.3%	519,547	24.2%
Money market accounts	664,855	26.4%	623,763	29.0%
Savings deposits	120,030	4.8%	117,767	5.5%
Time certificates of $250 or more	125,661	5.0%	106,271	4.9%
Other time certificates	319,753	12.7%	173,827	8.0%
Totals	$2,514,199	100.0%	$2,151,177	100.0%

Total deposits were $2.51 billion at December 31, 2022, an increase of $363.0 million, or 16.9%, from $2.15 billion at December 31, 2021. Noninterest-bearing demand deposits and interest-bearing demand deposits increased a combined total of $154.4 million, or 13.7% from December 31, 2021 to December 31, 2022. These two categories of deposits are our least expensive source of funding for interest-earning assets.

The following table details the maturities of our time deposits which consist entirely of certificates of deposit.

MATURITIES OF CERTIFICATES OF DEPOSIT

		CDs	CDs
		$100	Less Than
	All CDs	or more	$100
Three months or less	$144,368	$97,378	$46,990
Greater than three months through six months	116,411	92,128	24,283
Greater than six months through one year	106,807	81,293	25,514
Greater than one year through three years	68,547	49,891	18,656
Greater than three years	9,281	6,468	2,813
Total	$445,414	$327,158	$118,256

Deposit growth has benefited to a large extent from uncertainty in the financial markets, which has increased the liquidity of many banks as consumers and businesses look for safe places for liquidity, thereby increasing bank deposits.

Other Funding Sources

We supplement our deposit funding with wholesale funding when needed for balance sheet planning or when the terms are attractive and will not disrupt our offering rates in our markets. A source that we have used for wholesale funding is the Federal Home Loan Bank of Atlanta (FHLBA). At December 31, 2022 the Bank had $95 million of borrowings outstanding with FHLBA. There were no borrowings outstanding with FHLBA as of December 31, 2021. Another source that we have used for wholesale funding is the Federal Reserve Bank discount window. At December 31, 2022 the Bank had $25 million of borrowings outstanding with the Federal Reserve Bank discount window. There were no borrowings outstanding with the Federal Reserve Bank discount window as of December 31, 2021.

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

Funds are available from a number of basic banking activity sources, including the core deposit base, the repayment and maturity of loans, and investment security cash flows. Other funding sources include federal funds purchased, brokered certificates of deposit, borrowings from the FHLBA, and borrowings from the Federal Reserve Bank discount window.

Cash and cash equivalents at December 31, 2022 and 2021 were $74.8 million and $62.0 million, respectively. Based on the recorded cash and cash equivalents, our liquidity resources were sufficient at December 31, 2022 to fund loans and meet other cash needs as necessary.

Contractual Obligations

While our liquidity monitoring and management considers both present and future demands for and sources of liquidity, the following table of contractual commitments focuses only on future obligations.

		Due after 1	Due after 3
	Due in 1	through	through	Due after
	year or less	3 years	5 years	5 years	Total
Federal Home Loan Bank advances	$95,000	$-	$-	$-	$95,000
Federal Reserve Bank discount window borrowings	25,000	-	-	-	25,000
Certificates of deposit of less than $100	96,787	18,656	2,813	-	118,256
Certificates of deposit of $100 or more	270,799	49,891	6,468	-	327,158
Securities sold under agreements to repurchase	8,181	-	-	-	8,181
Subordinated debentures, net of loan costs	-	-	-	39,419	39,419
Operating leases	775	1,307	871	2,180	5,133
Total contractual obligations	$496,542	$69,854	$10,152	$41,599	$618,147

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

Our off-balance sheet arrangements are summarized in the following table for the periods indicated.

CREDIT EXTENSION COMMITMENTS

	December 31, 2022	December 31, 2021
Commitments to extend credit	$420,670	$328,646
Stand-by and performance letters of credit	5,027	2,426
Total	$425,697	$331,072

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

The following table illustrates our interest rate sensitivity at December 31, 2022, assuming that the relevant assets and liabilities are collected and paid, respectively, based upon historical experience rather than their stated maturities.

INTEREST SENSITIVITY ANALYSIS

	0-1 Mos	1-3 Mos	3-12 Mos	1-2 Yrs	2-3 Yrs	>3 Yrs	Total
Interest earning assets
Loans	$281,949	$87,219	$270,945	$260,046	$207,006	$695,962	$1,803,127
Securities	37,634	19,290	46,298	60,744	69,938	563,564	797,468
Certificates of deposit in banks	(32)	245	2,218	-	1,250	484	4,165
Interest bearing deposits in banks	42,874	-	-	-	-	-	42,874
Total interest earning assets	$362,425	$106,754	$319,461	$320,790	$278,194	$1,260,010	$2,647,634
Interest bearing liabilities
Interest bearing transaction accounts	$188,452	$8,934	$40,203	$53,606	$53,606	$266,143	$610,944
Savings and money market accounts	452,082	10,316	46,425	61,898	61,898	152,266	784,885
Time deposits	65,142	79,478	221,886	52,142	15,901	10,865	445,414
Securities sold under agreements to repurchase	8,181	-	-	-	-	-	8,181
Federal Home Loan Bank Advances	-	-	40,000	55,000	-	-	95,000
Federal Reserve Bank discount window borrowings	25,000	-	-	-	-	-	25,000
Subordinated debt, net of loan costs	-	-	-	-	-	39,419	39,419
Total interest bearing liabilities	$738,857	$98,728	$348,514	$222,646	$131,405	$468,693	$2,008,843
Interest sensitive gap
Period gap	$(376,432)	$8,026	$(29,053)	$98,144	$146,789	$791,317	$638,791
Cumulative gap	$(376,432)	$(368,406)	$(397,459)	$(299,315)	$(152,526)	$638,791
Cumulative gap - Rate Sensitive Assets/ Rate
Sensitive Liabilities	(14.2)%	(13.9)%	(15.0)%	(11.3)%	(5.8)%	24.1%

We generally benefit from increasing market rates of interest when we have an asset-sensitive gap (a positive number) and generally benefit from decreasing market interest rates when we are liability-sensitive (a negative number). As shown in the table above, we are liability-sensitive on a cumulative basis through three years. The interest sensitivity analysis presents only a static view of the timing and repricing opportunities, without taking into consideration that changes in interest rates do not affect all assets and liabilities equally. For example, rates paid on a substantial portion of core deposits may change contractually within a relatively short time frame, but those are viewed by management as significantly less interest-sensitive than market- based rates such as those paid on non-core deposits. For this and other reasons, management relies more upon the simulation analysis (as noted above) in managing interest rate risk. Net interest income may be impacted by other significant factors in a given interest rate environment, including changes in the volume and mix of earning assets and interest-bearing liabilities.

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

MARKET RISK

	Impact on net interest income
	As of December 31, 2022	As of December 31, 2021
Change in prevailing rates:
+ 400 basis points	(14.25)%	2.18%
+ 300 basis points	(10.55)%	1.87%
+ 200 basis points	(6.96)%	1.45%
+ 100 basis points	(3.49)%	0.75%
+ 0 basis points	-	-
- 100 basis points	2.68%	(1.84)%
- 200 basis points	4.58%	(2.81)%
- 300 basis points	2.00%	(2.87)%
- 400 basis points	(3.21)%	(2.91)%

Capital Resources

Total stockholders’ equity at December 31, 2022 was $134.0 million, or 4.7% of total assets. At December 31, 2021, total stockholders’ equity was $179.6 million, or 7.5% of total assets. The decrease in shareholders’ equity for 2022 was mainly attributable to a $70.3 million decrease in other comprehensive income. The decrease from other comprehensive income was partially offset by net income of $27.9 million.

The bank regulatory agencies have established risk-based capital requirements for banks. These guidelines are intended to provide an additional measure of a bank’s capital adequacy by assigning weighted levels of risk to asset categories. Banks are also required to systematically maintain capital against “off-balance sheet” activities such as loans sold with recourse, loan commitments, guarantees, and standby letters of credit. These guidelines are intended to strengthen the quality of capital by increasing the emphasis on common equity and restricting the amount of loan loss reserves and other forms of equity, such as preferred stock, that may be included in capital. Certain items, such as goodwill and other intangible assets, are deducted from total capital in arriving at the various regulatory capital measures such as Tier 1 capital and total risk-based capital. Our objective is to maintain the Bank’s current status as a “well-capitalized institution,” as that term is defined by the Bank’s regulators. As of December 31, 2022, RB&T was “well-capitalized” under the regulatory framework for prompt corrective action.

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

The following table presents the Bank’s capital amounts and ratios with the required minimum levels for capital adequacy purposes including the phase in of the capital conservation buffer under Basel III and minimum levels to be well capitalized (as defined) under the regulatory prompt corrective action regulations. The following table contains selected capital ratios at December 31, 2022 and 2021 for the Bank.

CAPITAL ADEQUACY ANALYSIS

As of December 31, 2022:	Actual		Required For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (To Risk-Weighted Assets)	$242,168	12.296%	$206,789	>= 10.500%	$196,942	>= 10.000%
Common Equity Tier 1 Capital (To Risk- weighted Assets)	217,858	11.062%	137,860	>= 7.000%	128,013	>= 6.500%
Tier 1 Capital (To Risk-Weighted Assets)	217,858	11.062%	167,401	>= 8.500%	157,554	>= 8.000%
Tier 1 Capital (To Average Assets)	217,858	8.120%	107,315	>= 4.000%	134,144	>= 5.000%

As of December 31, 2021:	Actual		Required For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (To Risk-Weighted Assets)	$203,848	14.071%	$152,116	>= 10.500%	$144,872	>= 10.00%
Common Equity Tier 1 Capital (To Risk- weighted Assets)	185,704	12.819%	101,410	>= 7.000%	94,167	>= 6.50%
Tier 1 Capital (To Risk-Weighted Assets)	185,704	12.819%	123,141	>= 8.500%	115,897	>= 8.00%
Tier 1 Capital (To Average Assets)	185,704	8.013%	92,707	>= 4.000%	115,884	>= 5.00%

The Bank’s Total Capital ratio and Tier 1 Capital (To Risk-weighted Assets) ratio decreased from year-end 2021 to year-end 2022, however, the ratios remain well above the levels for the Bank to be deemed well-capitalized.

Banking regulations limit the amount of dividends that a bank may pay without approval of the regulatory authorities. These restrictions are based on the bank’s level of regulatory classified assets, prior years’ net earnings and ratio of equity capital to assets. As of December 31, 2022, the maximum amount of dividend the Bank could declare payable to the Company was approximately $60.6 million.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable. However, see Item 8 “Interest Sensitivity and Market Risk”

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

River Financial Corporation and Subsidiary

Prattville, Alabama

Opinion on the Financial Statements

We have audited the accompanying statements of consolidated financial condition of River Financial Corporation and Subsidiary (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of income, comprehensive (loss) income, changes in stockholders’ equity, and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Allowance for Loan Losses

Description of the Matter

The Company’s loan portfolio totaled $1.80 billion as of December 31, 2022, and the associated allowance for loan losses (ALL) was $24.3 million. As discussed in Notes 1 and 4 to the consolidated financial statements, the ALL is established to absorb probable credit losses inherent in the Company’s loan portfolio. Management’s estimate for the probable credit losses is established through quantitative, as well as qualitative, factors. The Company attributes portions of the allowance to loans that it evaluates individually and determines to be impaired. For non-impaired loans, the ALL is estimated based on historical default and/or loss information for pools of loans with similar risk characteristics and product types. The Company’s methodology for determining the appropriate ALL also considers the imprecision inherent in the estimation process. As a result, management adjusts the ALL for consideration of the potential impact of qualitative factors, which include levels of and trends in delinquencies and impaired loans (including TDRs); levels of and trends in charge-offs and recoveries; migration of loans to the classification of special mention, substandard, or doubtful; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures, and practices; experience, ability, and depth of lending management and other relevant staff; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentration.

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

Birmingham, Alabama

March 14, 2023

RIVER FINANCIAL CORPORATION

Consolidated Statements of Financial Condition

(in thousands except share data)

Assets	December 31, 2022	December 31, 2021
Cash and due from banks	$31,952	$15,756
Interest-bearing deposits in banks	42,874	36,706
Federal funds sold	-	9,500
Cash and cash equivalents	74,826	61,962
Certificates of deposit in banks	4,165	3,412
Securities held-to-maturity, at amortized cost	131,581	50,182
Securities available-for-sale	665,887	876,759
Loans held for sale	3,413	15,501
Loans, net of unearned income	1,803,127	1,266,665
Less allowance for loan losses	(24,310)	(20,922)
Net loans	1,778,817	1,245,743
Premises and equipment, net	40,213	36,702
Accrued interest receivable	10,083	7,031
Bank owned life insurance	46,395	45,161
Foreclosed assets	609	256
Deferred income taxes	30,540	6,253
Core deposit intangible	2,116	2,985
Goodwill	27,817	27,817
Restricted equity securities, at cost	5,685	1,482
Other assets	11,235	14,434
Total assets	$2,833,382	$2,395,680
Liabilities and Stockholders' Equity
Noninterest-bearing deposits	$672,956	$610,002
Interest bearing deposits	1,841,243	1,541,175
Total deposits	2,514,199	2,151,177
Securities sold under agreements to repurchase	8,181	9,754
Federal Home Loan Bank advances	95,000	-
Federal Reserve Bank discount window borrowings	25,000	-
Subordinated debentures, net of loan costs	39,419	39,344
Accrued interest payable and other liabilities	13,397	12,727
Total liabilities	2,695,196	2,213,002
Common stock related to 401(k) Employee Stock Ownership Plan	4,160	3,116
Stockholders' Equity
Common stock ($1 par value; 10,000,000 shares authorized; 6,665,585 and 6,570,385 shares issued; 6,656,386 and 6,568,285 shares outstanding, respectively)	6,666	6,570
Additional paid-in capital	104,294	101,583
Retained earnings	100,826	75,815
Accumulated other comprehensive loss	(71,564)	(1,222)
Unvested restricted stock	(1,730)	-
Treasury stock at cost (9,199 and 2,100 shares, respectively)	(306)	(68)
Common stock related to 401(k) Employee Stock Ownership Plan	(4,160)	(3,116)
Total stockholders' equity	134,026	179,562
Total equity	138,186	182,678
Total liabilities and stockholders' equity	$2,833,382	$2,395,680

The accompanying notes are an integral part of these financial statements.

RIVER FINANCIAL CORPORATION

Consolidated Statements of Income

(in thousands except per share data)

	For the Years Ended
	December 31,
	2022	2021
Interest income:
Loans, including fees	$73,071	$62,056
Taxable securities	13,679	7,409
Tax-exempt securities	1,808	2,173
Federal funds sold	2	26
Other interest income	314	134
Total interest income	88,874	71,798
Interest expense:
Deposits	7,801	4,035
Securities sold under agreements to repurchase	46	11
Federal Home Loan Bank advances	184	-
Federal Reserve Bank discount window borrowings	231	-
Federal funds purchased	44	-
Note payable	-	222
Subordinated debentures	1,679	1,381
Total interest expense	9,985	5,649
Net interest income	78,889	66,149
Provision for loan losses	3,840	4,744
Net interest income after provision for loan losses	75,049	61,405
Noninterest income:
Service charges and fees	6,814	5,922
Investment brokerage revenue	643	285
Mortgage operations	4,739	7,389
Bank owned life insurance income	1,226	1,139
Net losses on sales of investment securities	(2,066)	(608)
Other noninterest income	885	415
Total noninterest income	12,241	14,542
Noninterest expense:
Salaries and employee benefits	30,758	27,190
Occupancy expenses	2,946	2,428
Equipment rentals, depreciation, and maintenance	1,596	1,118
Telephone and communications	469	662
Advertising and business development	1,131	764
Data processing	3,992	3,268
Foreclosed assets, net	(2)	(72)
Federal deposit insurance and other regulatory assessments	1,324	1,298
Legal and other professional services	809	841
Other operating expense	8,390	6,251
Total noninterest expense	51,413	43,748
Income before income taxes	35,877	32,199
Provision for income taxes	7,948	7,163
Net income	$27,929	$25,036
Basic net earnings per common share	$4.21	$3.83
Diluted net earnings per common share	$4.14	$3.79

The accompanying notes are an integral part of these financial statements.

RIVER FINANCIAL CORPORATION

Consolidated Statements of Comprehensive (Loss) Income

(in thousands)

	For the Years Ended
	December 31,
	2022	2021
Net income	$27,929	$25,036
Other comprehensive loss, net of tax:
Investment securities available-for-sale:
Net unrealized losses	(93,003)	(13,336)
Income tax effect	23,353	3,349
Reclassification adjustments for net losses realized in net income	2,062	608
Income tax effect	(518)	(153)
Reclassification adjustment for accretion of unrealized holding loss included in accumulated other comprehensive income from the transfer of securities from available-for-sale to held-to-maturity	(2,986)	-
Income tax effect	750	-
Other comprehensive loss	(70,342)	(9,532)
Comprehensive (loss) income	$(42,413)	$15,504

The accompanying notes are an integral part of these financial statements.

RIVER FINANCIAL CORPORATION

Consolidated Statements of Changes in Stockholders' Equity

(in thousands except share and per share data)

	Common Stock	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unvested Restricted Stock	Treasury Stock	Common Stock Related to ESOP	Total Stockholders' Equity
Balance at December 31, 2020	$6,529	$100,707	$53,391	$8,310	$-	$(757)	$(1,732)	$166,448
Net income	-	-	25,036	-	-	-	-	25,036
Other comprehensive loss	-	-	-	(9,532)	-	-	-	(9,532)
Exercise of stock options and warrants (41,621 shares)	41	689	-	-	-	-	-	730
Purchase of treasury shares (27,285 shares)	-	-	-	-	-	(845)	-	(845)
Sale of treasury shares (52,925 shares)	-	7	-	-	-	1,534	-	1,541
Dividends declared ($0.40 per share)	-	-	(2,612)	-	-	-	-	(2,612)
Stock compensation expense	-	180	-	-	-	-	-	180
Change for ESOP related shares	-	-	-	-	-	-	(1,384)	(1,384)
Balance at December 31, 2021	6,570	101,583	75,815	(1,222)	-	(68)	(3,116)	179,562
Net income	-	-	27,929	-	-	-	-	27,929
Other comprehensive loss	-	-	-	(70,342)	-	-	-	(70,342)
Exercise of stock options and warrants (29,450 shares)	30	544	-	-	-	-	-	574
Purchase of treasury shares (39,519 shares)	-	-	-	-	-	(1,365)	-	(1,365)
Sale of treasury shares (32,420 shares)	-	7	-	-	-	1,127	-	1,134
Restricted stock grants (65,750 shares)	66	2,008			(2,074)			-
Dividends declared ($0.44 per share)	-	-	(2,918)	-	-	-	-	(2,918)
Stock compensation expense	-	152	-	-	344	-	-	496
Change for ESOP related shares	-	-	-	-	-	-	(1,044)	(1,044)
Balance at December 31, 2022	$6,666	$104,294	$100,826	$(71,564)	$(1,730)	$(306)	$(4,160)	$134,026

The accompanying notes are an integral part of these financial statements.

RIVER FINANCIAL CORPORATION

Consolidated Statements of Cash Flows

(in thousands)

	For the Years Ended December 31,
	2022	2021
Cash Flows From Operating Activities:
Net Income	$27,929	$25,036
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	3,840	4,744
Provision for losses on foreclosed assets	30	120
Amortization of securities	4,011	7,277
Accretion of securities	(497)	(226)
Accretion of acquired loans	(279)	(400)
Realized net loss on securities available-for-sale	2,066	608
Accretion of deferred loan fees	(4,002)	(2,970)
Amortization of core deposit intangible	869	1,067
Amortization of debt issuance costs	75	-
Stock compensation expense	496	180
Bank owned life insurance income	(1,226)	(1,139)
Depreciation and amortization of premises and equipment	2,029	1,510
Gain on sales of foreclosed assets	(80)	(267)
Deferred income tax benefit	(702)	(1,432)
(Increase) decrease in operating assets and (decrease) increase in operating liabilities:
Loans held-for-sale	12,088	8,503
Accrued interest receivable	(3,052)	(232)
Other assets	3,206	(4,504)
Accrued interest payable and other liabilities	666	3,936
Net cash from operating activities	47,467	41,811
Cash Flows Used For Investing Activities:
Maturities of certificates of deposit	497	749
Purchases of certificates of deposit	(1,250)	-
Activity in securities available-for-sale:
Sales of securities available-for-sale	168,627	162,185
Maturities, payments, calls of securities available-for-sale	65,905	131,928
Purchases of securities available-for-sale	(197,977)	(697,987)
Activity in securities held-to-maturity:
Maturities, payments, calls of securities held-to-maturity	6,175
Purchases of securities held-to-maturity	(12,764)	(50,186)
Loan principal originations, net	(533,391)	(77,969)
Proceeds from sales of foreclosed assets	444	761
Purchases of premises and equipment	(5,540)	(5,712)
Purchases of restricted equity securities, net	(4,203)	(295)
Purchase of bank owned life insurance	-	(15,000)
Net cash used for investing activities	(513,477)	(551,526)
Cash Flows From Financing Activities:
Net increase in deposits	363,022	497,542
Net decrease in securities sold under agreements to repurchase	(1,573)	(3,899)
Proceeds from issuance of subordinated debt, net of loan costs	-	39,344
Proceeds from Federal Home Loan Bank advances	145,000	-
Repayment of Federal Home Loan Bank advances	(50,000)	-
Proceeds from Federal Reserve Bank discount window borrowings	25,000	-
Repayment of note payable	-	(20,392)
Proceeds from exercise of stock options	574	730
Purchase of treasury shres	(1,365)	(845)
Sale of treasury shares	1,134	1,541
Cash dividends	(2,918)	(2,612)
Net cash from financing activities	478,874	511,409
Net Change In Cash And Cash Equivalents	12,864	1,694
Cash and Cash Equivalents At Beginning Of Period	61,962	60,268
Cash and Cash Equivalents At End Of Period	$74,826	$61,962

Supplemental Disclosures Of Cash Flows Information:
Cash Payments For:
Interest paid to depositors	$7,604	$4,141
Interest paid on borrowings	$199	$447
Income taxes	$4,805	$9,587
Non-cash investing and financing activities:
Transfer of loans to foreclosed assets	$747	$630

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

Cash and Cash Equivalents

Cash and cash equivalents include cash, amounts due from banks, interest-bearing deposits with the Federal Reserve Bank of Atlanta (FRB), Federal Home Loan Bank (FHLB), correspondent banks, and federal funds sold. Generally, federal funds are sold for one-day periods. The Company is required to maintain average reserve balances with the FRB or in cash. At December 31, 2022 and 2021, the Company had no reserve requirement.

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

Management evaluates securities for other-than-temporary impairment on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. For debt securities in an unrealized loss position, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. A decline in the market value of any investment below cost that is deemed other- than-temporary is charged to earnings for the decline in value deemed to be credit related and a new cost basis in the security is established. The decline in value attributed to non-credit related factors is recognized in other comprehensive loss.

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

Concentrations of Credit Risk

The Company originates primarily commercial, commercial real estate, residential real estate, and consumer loans to customers in its primary market areas in Alabama listed above. The ability of the majority of the Company’s customers to honor their contractual loan obligations is dependent on the economy in these areas. Approximately 81% percent of the Company’s loan portfolio is secured by real estate, of which the majority is secured by real estate in the Company’s market areas. The Company, according to regulatory restrictions, may not generally extend credit to any single borrower or group of related borrowers on a secured basis in excess of 20% of capital, as defined, or $48 million, or on an unsecured basis in excess of 10% of capital, as defined, or $24 million. However, the Company has established internal policies that may further limit the extension of credit to any single borrower or group of related borrowers depending on their credit worthiness.

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

Mortgage Loans Held-for-Sale

Mortgage loans held-for-sale are carried at the lower of aggregate cost or estimated market value. Gains and losses on loans held-for-sale are included in the determination of income for the period in which the sales occur. At December 31, 2022 and 2021, the cost of loans held-for-sale approximates the market value.

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

Accumulated Other Comprehensive (Loss) Income

At December 31, 2022 and 2021, accumulated other comprehensive loss income consisted of net unrealized losses on investment securities available-for-sale.

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

Gains and Losses from Sales of Foreclosed Assets – the performance obligation in the sale of other real estate owned typically will be the delivery of control over the property to the buyer. If the Company is not providing the financing of the sale, the transaction price is typically identified in the purchase and sale agreement. However, if the Company provides seller financing, the Company must determine a transaction price, depending on if the sale contract is at market terms and taking into account the credit risk inherent in the arrangement.

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

Net Earnings per Common Share

Basic earnings per common share are computed by dividing net income by the weighted-average number of shares of common stock outstanding during the year. Diluted earnings per common share are computed by dividing net income by the effect of the issuance of potential common shares that are dilutive and by the sum of the weighted-average number of shares of common stock outstanding. Anti-dilutive potential common shares are excluded from the diluted earnings per share computation. At December 31, 2022 and 2021, there were no antidilutive potential common shares.

The reconciliation of the components of basic and diluted earnings per share is as follows (amounts in thousands, except per share amounts):

	For the Year Ended December 31,
	2022	2021
Net income available to common shareholders	$27,929	$25,036
Weighted average common shares outstanding	6,641,358	6,537,505
Dilutive effect of stock options and restricted stock	108,066	75,722
Diluted common shares	6,749,424	6,613,227
Basic earnings per common share	$4.21	$3.83
Diluted earnings per common share	$4.14	$3.79

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

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The new guidance will apply to most financial assets measured at amortized cost and certain other instruments including loans, debt securities held to maturity, net investments in leases and off-balance-sheet credit exposures. The guidance will replace the current incurred loss accounting model that delays recognition of a loss until it is probable a loss has been incurred with an expected loss model that reflects expected credit losses based upon a broader range of estimates including consideration of past events, current conditions and supportable forecasts. The guidance also eliminates the current accounting model for purchased credit impaired loans and debt securities. For securities available for sale, credit losses are to be recognized as allowances rather than reductions in the amortized cost of the securities, which will require re-measurement of the related allowance at each reporting period. The guidance includes enhanced disclosure requirements intended to help financial statement users better understand estimates and judgments used in estimating credit losses. The guidance was previously effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. During 2019, the FASB approved to delay the implementation date for this ASU for small SEC reporting companies, from the first quarter of 2020 to the first quarter of 2023. Our implementation efforts continued throughout 2018, assessing credit loss forecasting models and processes against the new guidance. In the first quarter of 2019 we began running the expected loss model along with our current model. The Company does not anticipate the adoption of the CECL standard to materially affect how we determine allowance for loan losses and will not require us to significantly increase the allowance

(2) Reclassifications

Certain prior period amounts have been reclassified to conform to the presentation used in 2022. These reclassifications had no material effect on the operations, financial condition or cash flows of the Company.

(3) Investment Securities

The following table summarizes the amortized cost and fair value of securities available-for-sale and securities held-to-maturity and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss). Investment securities available-for-sale and held-to-maturity at December 31, 2022 and 2021 are as follows (amounts in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2022:
Securities available-for-sale:
Residential mortgage-backed	$449,348	$-	$(59,311)	$390,037
U.S. treasuries	130,971	-	(13,342)	117,629
U.S. govt. sponsored enterprises	72,889	-	(6,527)	66,362
State, county, and municipal	87,347	71	(11,555)	75,863
Corporate debt obligations	17,873	16	(1,893)	15,996
Totals	$758,428	$87	$(92,628)	$665,887

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2022:
Securities held-to-maturity:
Residential mortgage-backed	$68,688	$-	$(12,624)	$56,064
State, county, and municipal	62,893	-	(13,680)	49,213
Totals	$131,581	$-	$(26,304)	$105,277

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2021:
Securities available-for-sale:
Residential mortgage-backed	$562,109	$1,512	$(6,063)	$557,558
U.S. treasuries	151,331	-	(1,803)	149,528
U.S. govt. sponsored enterprises	54,005	555	(65)	54,495
State, county, and municipal	94,976	4,405	(127)	99,254
Corporate debt obligations	15,942	49	(67)	15,924
Totals	$878,363	$6,521	$(8,125)	$876,759

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2021:
Securities held-to-maturity:
State, county, and municipal	$50,182	$139	$(156)	$50,165
Totals	$50,182	$139	$(156)	$50,165

The Company reassessed classification of certain investments and effective February 2022 the Company transferred $75 million of residential mortgage-backed securities from available-for-sale to held-to-maturity. The transfer occurred at fair value. The related unrealized loss of $3.4 million included in accumulated other comprehensive income (loss) remained in accumulated other comprehensive income (loss), to be amortized out of accumulated other comprehensive income (loss) with an offsetting entry to interest income as a yield adjustment through earnings over the remaining term of the securities. No gain or loss was recorded at the time of transfer.

The following tables summarize securities with unrealized and unrecognized losses at December 31, 2022 and 2021, aggregated by major security type and length of time in a continuous unrealized or unrecognized loss position (amounts in thousands):

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2022:
Securities available-for-sale:
Residential mortgage-backed	$133,675	$15,215	$253,994	$44,096	$387,669	$59,311
U.S. treasuries	-	-	117,629	13,342	117,629	13,342
U.S. govt. sponsored enterprises	32,695	2,449	33,523	4,078	66,218	6,527
State, county & municipal	53,744	7,250	17,905	4,305	71,649	11,555
Corporate debt obligations	3,190	310	11,352	1,583	14,542	1,893
Totals	$223,304	$25,224	$434,403	$67,404	$657,707	$92,628
December 31, 2021:
Securities available-for-sale:
Residential mortgage-backed	$442,210	$5,075	$33,032	$988	$475,242	$6,063
U.S. treasuries	149,528	1,803	-	-	149,528	1,803
U.S. govt. sponsored enterprises	27,377	65	-	-	27,377	65
State, county & municipal	6,775	110	618	17	7,393	127
Corporate debt obligations	9,948	67	-	-	9,948	67
Totals	$635,838	$7,120	$33,650	$1,005	$669,488	$8,125

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2022:
Securities held-to-maturity:
Residential mortgage-backed	$-	$-	$56,064	$12,624	$56,064	$12,624
State, county & municipal	10,057	2,706	33,811	10,974	43,868	13,680
Totals	$10,057	$2,706	$89,875	$23,598	$99,932	$26,304
December 31, 2021:
Securities held-to-maturity:
State, county & municipal	$17,775	$156	$-	$-	$17,775	$156
Totals	$17,775	$156	$-	$-	$17,775	$156

At December 31, 2022, three hundred forty-six out of three hundred fifty-four securities were in a loss position due primarily to changing interest rates. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysts’ reports. As management had the ability and intent to hold debt securities until maturity, no declines were deemed to be other than temporary as of December 31, 2022 and 2021.

The proceeds and gross gains and gross losses from sales of securities available-for-sale for the years ended December 31, 2022 and 2021 are as follows (in thousands):

	Year ended December 31:
	2022	2021
Realized Gains (Losses)-Securities Sales:
Gross gains	$1,351	$700
Gross losses	(3,417)	(1,308)
Investment securities losses, net	$(2,066)	$(608)
Proceeds from sales of investment securities	$168,627	$162,185

At December 31, 2022 and 2021, securities with a carrying value of approximately $242.3 million and $205.3 million, respectively, were pledged to secure public deposits as required by law. At December 31, 2022 and 2021, the carrying value of securities pledged to secure repurchase agreements was approximately $16.2 million and $17.9, respectively.

The amortized cost and estimated fair value of debt securities at December 31, 2022 and 2021, by contractual maturity, are shown below (in thousands). Expected maturities will differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	December 31, 2022		December 31, 2021
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Securities available-for-sale
Less than 1 year	$1,055	$1,054	$11,573	$11,682
1 to 5 years	141,565	127,459	158,678	157,799
5 to 10 years	77,174	68,737	70,856	70,959
After 10 years	89,286	78,600	75,147	78,761
	309,080	275,850	316,254	319,201
Residential mortgage-backed securities	449,348	390,037	562,109	557,558
Totals	$758,428	$665,887	$878,363	$876,759

	December 31, 2022		December 31, 2021
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Securities held-to-maturity
5 to 10 years	$10,208	$8,118	$1,132	$1,132
After 10 years	52,685	41,095	49,050	49,033
	62,893	49,213	50,182	50,165
Residential mortgage-backed securities	68,688	56,064	-	-
Totals	$131,581	$105,277	$50,182	$50,165

(4) Loans

Major classifications of loans at December 31, 2022 and 2021 are summarized as follows (in thousands):

	December 31, 2022		December 31, 2021
	Amount	% of Total	Amount	% of Total
Residential real estate:
Closed-end 1-4 family - first lien	$573,033	32.2%	$317,754	25.5%
Closed-end 1-4 family - junior lien	9,422	0.5%	5,434	0.4%
Multi-family	14,106	0.8%	9,981	0.8%
Total residential real estate	596,561	33.5%	333,169	26.7%
Commercial real estate:
Nonfarm nonresidential	497,766	28.0%	350,373	28.1%
Farmland	53,691	3.0%	38,808	3.1%
Total commercial real estate	551,457	31.0%	389,181	31.2%
Construction and land development:
Residential	121,363	6.8%	90,924	7.3%
Other	135,127	7.6%	105,192	8.4%
Total construction and land development	256,490	14.4%	196,116	15.7%
Home equity lines of credit	64,215	3.6%	49,569	4.0%
Commercial loans:
Other commercial loans	193,053	10.9%	201,922	16.2%
Agricultural	56,946	3.2%	36,063	2.9%
State, county, and municipal loans	40,964	2.3%	23,939	2.0%
Total commercial loans	290,963	16.4%	261,924	21.1%
Consumer loans	49,592	2.8%	43,080	3.5%
Total gross loans	1,809,278	101.7%	1,273,039	102.2%
Allowance for loan losses	(24,310)	-1.4%	(20,922)	-1.7%
Net discounts	(279)	0.0%	(400)	0.0%
Net deferred loan fees	(5,872)	-0.3%	(5,974)	-0.5%
Net loans	$1,778,817	100.0%	$1,245,743	100.0%

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

The following tables present the activity in the allowance for loan losses by portfolio segment. It also includes the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of December 31, 2022 and 2021 (amounts in thousands). The acquired loans are not included in the allowance for loan losses calculation, as these loans are recorded at fair value and there has been no further indication of credit deterioration that would require an additional provision.

	Real Estate Mortgage Loans
Allowance for Loan Losses	Residential	Commercial	Construction and Land Development	Home Equity Lines Of Credit	Commercial	Consumer	Total
Balance - December 31, 2021	$2,596	$8,038	$2,992	$396	$6,486	$414	$20,922
Provision (credit) for loan losses	2,534	1,957	380	139	(1,211)	41	3,840
Loan charge-offs	(42)	-	-	(14)	(595)	(28)	(679)
Loan recoveries	-	62	5	41	98	21	227
Balance - December 31, 2022	$5,088	$10,057	$3,377	$562	$4,778	$448	24,310
Ending balance:
Individually evaluated for impairment	$-	$241	$-	$-	$317	$47	$605
Collectively evaluated for impairment	$5,088	$9,816	$3,377	$562	$4,461	$401	$23,705
Loans:
Individually evaluated for impairment	$1,251	$6,777	$190	$-	$595	$47	$8,860
Collectively evaluated for impairment	$595,293	$544,672	$256,275	$64,215	$290,325	$49,506	$1,800,286
Acquired loans with deteriorated credit quality	$17	$8	$25	$-	$43	$39	$132
Percent of loans in each category to total loans	33.0%	30.5%	14.2%	3.5%	16.1%	2.7%	100.0%

	Real Estate Mortgage Loans
Allowance for Loan Losses	Residential	Commercial	Construction and Land Development	Home Equity Lines Of Credit	Commercial	Consumer	Total
Balance - December 31, 2020	$1,676	$6,807	$1,749	$268	$5,897	$406	$16,803
Provision for loan losses	987	1,437	1,234	128	914	44	4,744
Loan charge-offs	(127)	(241)	(2)	-	(514)	(103)	(987)
Loan recoveries	60	35	11	-	189	67	362
Balance - December 31, 2021	$2,596	$8,038	$2,992	$396	$6,486	$414	$20,922
Ending balance:
Individually evaluated for impairment	$86	$-	$104	$-	$116	$118	$424
Collectively evaluated for impairment	$2,510	$8,038	$2,888	$396	$6,370	$296	$20,498
Loans:
Individually evaluated for impairment	$997	$5,925	$469	$303	$345	$119	$8,158
Collectively evaluated for impairment	$332,130	$383,234	$195,618	$49,266	$261,535	$42,946	$1,264,729
Acquired loans with deteriorated credit quality	$42	$22	$29	$-	$44	$15	$152
Percent of loans in each category to total loans	26.2%	30.7%	15.4%	3.9%	20.6%	3.4%	100.0%

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

Treatment of Pandemic-related Loan Modifications Pursuant to the CARES Act and Interagency Statement

Section 4013 of the CARES Act, enacted on March 27, 2020, provided that, from the period beginning March 1, 2020 until the earlier of December 31, 2020 or the date that is 60 days after the date on which the national emergency concerning the COVID-19 pandemic declared by the President of the United States under the National Emergencies Act terminates (the “applicable period”), we may elect to suspend GAAP for loan modifications related to the pandemic that would otherwise be categorized as troubled debt restructurings (TDR) and suspend any determination of a loan modified as a result of the effects of the pandemic as being a TDR, including impairment for accounting purposes. The suspension was applicable for the term of the loan modification that occurred during the applicable period for a loan that was not more than 30 days past due as of December 31, 2019. The suspension was not applicable to any adverse impact on the credit of a borrower that was not related to the pandemic.

In addition, our banking regulators and other financial regulators, on March 22, 2020 and revised April 7, 2020, issued a joint interagency statement titled the “Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus” that encouraged financial institutions to work prudently with borrowers who were unable to meet their contractual payment obligations due to the effects of the COVID-19 pandemic. Pursuant to the interagency statement, loan modifications that did not meet the conditions of Section 4013 of the CARES Act may still qualify as a modification that does not need to be accounted for as a TDR. Specifically, the agencies confirmed with the staff of the Financial Accounting Standards Board that short-term modifications made in good faith in response to the pandemic to borrowers who were current prior to any relief were not TDRs under GAAP. This included short-term (e.g. six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or delays in payment that were insignificant. Borrowers considered current were those that were less than 30 days past due on their contractual payments at the time a modification program was implemented. Appropriate allowances for loan and lease losses were expected to be maintained. With regard to loans not otherwise reportable as past due, financial institutions were not expected to designate loans with deferrals granted due to the pandemic as past due because of the deferral. The interagency statement also stated that during short-term pandemic-related loan modifications, these loans generally should not be reported as nonaccrual.

We have received requests from our borrowers for loan and lease deferrals and modifications including the deferral of principal payments or the deferral of principal and interest payments for terms generally 90-180 days. Requests are evaluated individually and approved modifications are based on the unique circumstances of each borrower. In total, the Bank had placed approximately $167 million of loans on a loan deferral plan as part of COVID-19 modifications. As of December 31, 2022, none of these loans remain on deferral. In accordance with Section 4013 of the CARES Act and the interagency statement, we have not accounted for such loans as TDRs, nor have we designated them as past due or nonaccrual.

The following tables present impaired loans by class of loans as of December 31, 2022 and 2021 (amounts in thousands). The purchased credit-impaired loans are not included in these tables because they are carried at fair value and accordingly have no related associated allowance.

December 31, 2022
Nonaccruing Impaired Loans	Unpaid Principal Balance	Recorded Investment	Impaired Loans With No Allowance	Impaired Loans With Allowance	Allowance for Loan Losses
Mortgage loans on real estate:
Residential	$239	$239	$239	$-	$-
Commercial real estate	599	599	373	226	241
Construction and land development	-	-	-	-	-
Total mortgage loans on real estate	838	838	612	226	241
Home equity lines of credit	-	-	-	-	-
Commercial loans	-	-	-	-	-
Consumer loans	-	-	-	-	-
Total Loans	$838	$838	$612	$226	$241

Accruing Impaired Loans	Unpaid Principal Balance	Recorded Investment	Impaired Loans With No Allowance	Impaired Loans With Allowance	Allowance for Loan Losses
Mortgage loans on real estate:
Residential	$1,012	$1,012	$1,012	$-	$-
Commercial real estate	6,178	6,178	6,178	-	-
Construction and land development	190	190	190	-	-
Total mortgage loans on real estate	7,380	7,380	7,380	-	-
Home equity lines of credit	-	-	-	-	-
Commercial loans	595	595	-	595	317
Consumer loans	47	47	-	47	47
Total Loans	$8,022	$8,022	$7,380	$642	$364

Total Impaired Loans	Unpaid Principal Balance	Recorded Investment	Impaired Loans With No Allowance	Impaired Loans With Allowance	Allowance for Loan Losses
Mortgage loans on real estate:
Residential	$1,251	$1,251	$1,251	$-	$-
Commercial real estate	6,777	6,777	6,551	226	241
Construction and land development	190	190	190	-	-
Total mortgage loans on real estate	8,218	8,218	7,992	226	241
Home equity lines of credit	-	-	-	-	-
Commercial loans	595	595	-	595	317
Consumer loans	47	47	-	47	47
Total Loans	$8,860	$8,860	$7,992	$868	$605

December 31, 2021
Nonaccruing Impaired Loans	Unpaid Principal Balance	Recorded Investment	Impaired Loans With No Allowance	Impaired Loans With Allowance	Allowance for Loan Losses
Mortgage loans on real estate:
Residential	$707	$707	$609	$98	$54
Commercial real estate	885	885	885	-	-
Construction and land development	-	-	-	-	-
Total mortgage loans on real estate	1,592	1,592	1,494	98	54
Home equity lines of credit	201	201	201	-	-
Commercial loans	-	-	-	-	-
Consumer loans	65	65	-	65	64
Total Loans	$1,858	$1,858	$1,695	$163	$118

Accruing Impaired Loans	Unpaid Principal Balance	Recorded Investment	Impaired Loans With No Allowance	Impaired Loans With Allowance	Allowance for Loan Losses
Mortgage loans on real estate:
Residential	$290	$290	$-	$290	$32
Commercial real estate	5,040	5,040	5,040	-	-
Construction and land development	469	469	61	408	104
Total mortgage loans on real estate	5,799	5,799	5,101	698	136
Home equity lines of credit	102	102	102	-	-
Commercial loans	345	345	231	114	116
Consumer loans	54	54	-	54	54
Total Loans	$6,300	$6,300	$5,434	$866	$306

Total Impaired Loans	Unpaid Principal Balance	Recorded Investment	Impaired Loans With No Allowance	Impaired Loans With Allowance	Allowance for Loan Losses
Mortgage loans on real estate:
Residential	$997	$997	$609	$388	$86
Commercial real estate	5,925	5,925	5,925	-	-
Construction and land development	469	469	61	408	104
Total mortgage loans on real estate	7,391	7,391	6,595	796	190
Home equity lines of credit	303	303	303	-	-
Commercial loans	345	345	231	114	116
Consumer loans	119	119	-	119	118
Total Loans	$8,158	$8,158	$7,129	$1,029	$424

The following table presents the average recorded investment in impaired loans and the interest income recognized on impaired loans in the years ended December 31, 2022 and 2021 by loan category (in thousands).

	Year Ended December 31, 2022		Year Ended December 31, 2021
	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income
Mortgage loans on real estate:
Residential real estate	$1,255	$32	$836	$15
Commercial real estate	5,661	294	3,261	285
Construction and land development	254	6	234	21
Total mortgage loans on real estate	7,170	332	4,331	321
Home equity lines of credit	122	-	344	5
Commercial loans	301	29	280	17
Consumer loans	74	3	83	2
Total Loans	$7,667	$364	$5,038	$345

For the years ended December 31, 2022 and 2021, the Bank did not recognize a material amount of interest income on impaired loans.

The following tables present the aging of the recorded investment in past due loans and non-accrual loan balances as of December 31, 2022 and 2021 by class of loans (amounts in thousands).

	Accruing Loans
		30-89 Days	90+ Days	Nonaccrual
As of December 31, 2022	Current	Past Due	Past Due	Loans	Total Loans
Mortgage loans on real estate:
Residential	$594,055	$1,737	$72	$697	$596,561
Commercial real estate	545,354	5,504	-	599	551,457
Construction and land development	255,989	492	-	9	256,490
Total mortgage loans on real estate	1,395,398	7,733	72	1,305	1,404,508
Home equity lines of credit	64,016	150	-	49	64,215
Commercial loans	290,485	412	66	-	290,963
Consumer loans	49,251	339	-	2	49,592
Total Loans	$1,799,150	$8,634	$138	$1,356	$1,809,278

	Accruing Loans
		30-89 Days	90+ Days	Nonaccrual
As of December 31, 2021	Current	Past Due	Past Due	Loans	Total Loans
Mortgage loans on real estate:
Residential	$330,718	$1,439	$-	$1,012	$333,169
Commercial real estate	387,103	1,193	-	885	389,181
Construction and land development	195,778	327	-	11	196,116
Total mortgage loans on real estate	913,599	2,959	-	1,908	918,466
Home equity lines of credit	49,229	88	-	252	49,569
Commercial loans	261,620	304	-	-	261,924
Consumer loans	42,767	201	-	112	43,080
Total Loans	$1,267,215	$3,552	$-	$2,272	$1,273,039

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

As of December 31, 2022 and 2021, and based on the most recent analyses performed, the risk category of loans by class of loans is as follows (amounts in thousands):

		Special
As of December 31, 2022	Pass	Mention	Substandard	Doubtful	Total
Mortgage loans on real estate:
Residential	$591,882	$2,648	$2,031	$-	$596,561
Commercial real estate	539,777	4,706	6,974	-	551,457
Construction and land development	256,200	77	213	-	256,490
Total mortgage loans on real estate	1,387,859	7,431	9,218	-	1,404,508
Home equity lines of credit	63,861	212	142	-	64,215
Commercial loans	283,359	7,008	596	-	290,963
Consumer loans	49,206	238	148	-	49,592
Total Loans	$1,784,285	$14,889	$10,104	$-	$1,809,278

		Special
As of December 31, 2021	Pass	Mention	Substandard	Doubtful	Total
Mortgage loans on real estate:
Residential	$328,342	$3,171	$1,656	$-	$333,169
Commercial real estate	374,152	8,967	6,062	-	389,181
Construction and land development	194,310	1,306	500	-	196,116
Total mortgage loans on real estate	896,804	13,444	8,218	-	918,466
Home equity lines of credit	49,158	-	411	-	49,569
Commercial loans	251,450	10,119	355	-	261,924
Consumer loans	42,665	169	246	-	43,080
Total Loans	$1,240,077	$23,732	$9,230	$-	$1,273,039

Troubled Debt Restructurings (TDRs):

At December 31, 2022 and 2021, loans totaling $1.0 million and $1.7 million, respectively, were classified as TDRs and impaired. The restructuring of a loan is considered a TDR if both (i) the borrower is experiencing financial difficulties and (ii) the Company has granted a concession. The Company restructured 3 loans totaling $551 thousand in 2022 and 3 loans totaling $148 thousand in 2021.

During the year ended December 31, 2022 there was 1 residential real estate loan with a balance of $67 thousand and 1 consumer loan with a balance of $50 that were modified within the previous twelve months that were in default of their modified terms. During the year ended December 31, 2021 there was 1 residential real estate loan with a balance of $105 thousand and 1 consumer loan with a balance of $5 thousand that were modified within the previous twelve months that were in default of their modified terms.

(5) Premises and Equipment

Major classifications of premises and equipment as of December 31, 2022 and 2021 are summarized as follows (amounts in thousands):

	December 31,
	2022	2021
Land and improvements	$10,639	$8,456
Buildings and improvements	27,921	30,327
Leasehold improvements	2,679	675
Furniture, equipment, and vehicle	10,564	7,140
Total	51,803	46,598
Accumulated depreciation	(11,590)	(9,896)
Premises and equipment, net	$40,213	$36,702

Depreciation expense amounted to approximately $2.0 million in 2022 and $1.5 million in 2021.

(6) Foreclosed assets

Other real estate and certain other assets acquired in foreclosure are carried at the lower of the recorded investment in the loan or fair value less estimated costs to sell the property. There was a total of approximately $466 thousand in residential real estate foreclosures for December 31, 2022 and $115 thousand residential in real estate foreclosures for December 31, 2021. An analysis of foreclosed properties for the years ended December 31, 2022 and 2021 follows (in thousands).

	Year ended December 31,
	2022	2021
Balance at beginning of year	$256	$240
Transfers from loans	747	630
Foreclosed property sold	(364)	(494)
Write-down of foreclosed property	(30)	(120)
Balance at end of year	$609	$256

Expenses applicable to foreclosed assets for the years ended December 31, 2022 and 2021 include the following (amounts in thousands).

	Year ended December 31,
	2022	2021
Net gain on sales of foreclosed assets	$(80)	$(267)
Write-down of foreclosed property	30	120
Operating expenses, net of rental income	48	75
Total	$(2)	$(72)

(7) Deposits

The following table sets forth the major classifications of deposits at December 31, 2022 and 2021 (in thousands):

	December 31,
	2022	2021
Demand deposits, non-interest bearing	$672,956	$610,002
Demand deposits, interest bearing	610,944	519,547
Money market accounts	664,855	623,763
Savings deposits	120,030	117,767
Time certificates of $250,000 or more	125,661	106,271
Other time certificates	319,753	173,827
Totals	$2,514,199	$2,151,177

As of December 31, 2022, the scheduled maturities of certificates of deposit are as follows for CDs less than $250 thousand and for CDs of $250 thousand or more (in thousands):

CDs Less Than $250,000
2023	$266,808
2024	34,509
2025	12,667
2026	3,291
2027	2,478
Maturing after 2027	-
Total	$319,753

CDs $250,000 or more
2023	$100,778
2024	18,137
2025	3,234
2026	1,166
2027	2,346
Maturing after 2027	-
Total	$125,661

As of December 31, 2022 and 2021 certificates of deposit $100 thousand or more were $262.8 million and $200.6 million, respectively.

As of December 31, 2022 and 2021 our total deposits in excess of insurance limits were $238.3 million and $221.2 million, respectively.

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

Securities sold under repurchase agreements were $8.2 million and $9.8 million at December 31, 2022 and 2021, respectively. The agreements were secured by investment securities with a fair value of approximately $16.2 million and $17.9 million at December 31, 2022 and 2021, respectively. The weighted average interest rate paid on these agreements was 0.50% and 0.10% for the years ended December 31, 2022 and 2021.

(9) Federal Home Loan Bank and Other Borrowings

At December 31, 2021, the Company did not have any outstanding advances from the FHLBA. At December 31, 2022 , the Company had outstanding advances from the FHLBA that are summarized as follows (in thousands):

December 31, 2022:
Advance	Maturity	Rate	Rate Type
$40,000,000	12/20/2023	4.95%	Fixed Rate Hybrid
55,000,000	12/29/2023	4.57%	Daily Rate Credit
$95,000,000

At December 31, 2022 and 2021, the Company had no outstanding unfunded standby letters of credit with the FHLBA.

The Company had pledged under blanket floating liens approximately $673.3 million and $468.4 million in residential first mortgage loans, home equity lines of credit, commercial real estate loans, and loans secured by multi-family real estate as security for these advances, letters of credit, and possible future advances as of December 31, 2022 and 2021, respectively. The value of the pledged collateral, when using appropriate discount percentages as prescribed by the FHLBA, equals or exceeds the advances and unfunded letters of credit outstanding. At December 31, 2022 and 2021, the Company had approximately $326.8 million and $257.1 million of additional borrowing capacity under its borrowing arrangement with the FHLBA.

Another borrowing source is the Federal Reserve discount window. At December 31, 2022 and 2021 the Company had approximately $235.7 million and $206.1 million of loans pledged and $133.1 million and $144.1 million of available borrowing capacity at the Federal Reserve discount window, respectively. At December 31, 2022 the Company had $25 million of outstanding advances from the Federal Reserve discount window.

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

Principal payments on the Subordinated Note Purchase Agreement are due as follows:

2023	$-
2024	-
2025	-
2026	-
2027	-
Afterward	39,419
Total	$39,419

The Company had available lines of credit for overnight federal funds borrowings totaling $88.5 million and $48.5 million at December 31, 2022 and 2021, respectively. At December 31, 2022 and 2021, the Company had no outstanding federal funds purchased.

(10) Income Taxes

The components of income tax expense for the years ended December 31, 2022 and 2021 are as follows (in thousands):

	2022	2021
Current	$8,650	$8,595
Deferred	(702)	(1,432)
Total income tax expense	$7,948	$7,163

The difference between income tax expense and the amount computed by applying the statutory federal income tax rate to income before taxes for the years ended December 31, 2022 and 2021 is as follows (in thousands):

	2022	2021
Net income before taxes	$35,877	$32,199
Statutory federal tax rate	21%	21%
Tax on income at statutory federal tax rate	7,534	6,762
Increase (decrease) resulting from:
Federal income tax benefit of state income taxes	(268)	(313)
Tax exempt income on loans	(194)	(153)
Tax exempt income on investments	(378)	(451)
Tax exempt income from bank-owned life insurance	(259)	(241)
Nondeductible expenses	176	148
Federal tax credits	(708)	(533)
State income tax	1,270	1,475
Other	775	469
Total	$7,948	$7,163

The following summarizes the components of deferred taxes at December 31, 2022 and 2021 (in thousands).

	2022	2021
Deferred tax assets:
Loans and allowance for loan losses	$6,144	$5,325
Accrued expenses	710	827
Deferred compensation	812	781
Unrealized losses on investment securities available- for-sale	23,995	410
Other	1,716	1,477
Total deferred tax assets	33,377	8,820
Deferred tax liabilities:
Core deposit intangible	(531)	(750)
Depreciation	(2,306)	(1,817)
Total deferred tax liabilities	(2,837)	(2,567)
Net deferred income tax assets	$30,540	$6,253

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

Financial instruments whose contract amount represents credit risk at December 31, 2022 and 2021 were as follows (in thousands):

	2022	2021
Commitments to extend credit	$420,670	$328,646
Stand-by and performance letters of credit	5,027	2,426
Total	$425,697	$331,072

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

A summary of activity in the outstanding stock options for the years ended December 31, 2022 and 2021 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Range of Exercise Prices
Outstanding at January 1, 2022	367,129	$23.14	6.03
Granted	29,500	33.47
Exercised	(29,450)	19.47
Forfeited	(23,500)	27.25
Outstanding at December 31, 2022	343,679	$24.06	5.45	$12.47 to $36.16
Exercisable at December 31, 2022	246,679	$22.03	4.60	$12.47 to $36.16

Outstanding at January 1, 2021	397,250	$22.40	6.69
Granted	11,500	28.36
Exercised	(41,621)	17.56
Outstanding at December 31, 2021	367,129	$23.14	6.03	$8.40 to $30.41
Exercisable at December 31, 2021	247,544	$21.23	5.28	$8.40 to $30.41

The total fair value of shares underlying the options which vested during the years ended December 31, 2022 and 2021, was $2.0 million and $2.9 million, respectively. The intrinsic value of options exercised during the years ended December 31, 2022 and 2021 was $553 thousand and $778 thousand, respectively. The aggregate intrinsic value of total options outstanding and exercisable options at December 31, 2022 was $4.88 million and $4.0 million, respectively. The aggregate intrinsic value of total options outstanding and exercisable options at December 31, 2021 was $4.81 million and $3.7 million, respectively. Cash received from options exercised for the year ended December 31, 2022 and 2021 was $574 thousand and $730 thousand, respectively. There was no income tax benefit recognized for the exercise of options for the years ended December 31, 2022 and 2021 as all options exercised were incentive stock options.

As of December 31, 2021, unvested stock options totaled 119,585. During 2022, there were 29,500 stock options that were granted and 52,085 stock options that vested resulting in unvested stock options of 97,000 as of December 31, 2022.

The stock options granted in 2022 and 2021 have a weighted average calculated value of $4.63 and $2.47, respectively. The dividend yield is the estimated dividend we expect to pay over the next four or five years. The expected life is calculated as the mid-point between the weighted-average time to vesting and the contractual maturity. The expected volatility is the approximate industry average for small bank and holding companies. The risk free interest rate is the U.S. Treasury rate on the day of the option grant for a term equal to the expected life of the option. The calculated value of each grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	2022	2021
Dividend yield (after three years)	1.50%	1.50%
Expected life in years	7	7
Expected volatility	10.00%	10.00%
Risk free interest rate	2.87%	1.21%

The Company recognized $152 thousand and $180 thousand in compensation expense related to performance share awards during 2022 and 2021, respectively. As of December 31, 2022, there was approximately $278 thousand of unrecorded compensation expense related to the performance share awards which is expected to be recognized over a weighted average period of 1.5 years.

The Company periodically grants restricted stock awards that vest upon service conditions. Dividend payments are made during the vesting period. The value of restricted stock is determined to be the current value of the Company's stock, and this total value will be recognized as compensation expense over the vesting period. The following table summarizes restricted stock activity:

	Restricted Stock
	Shares	Weighted Average Grant Date Fair Value
Year Ended December 31, 2022
Non-vested at beginning of year	-	-
Granted	65,750	$31.55
Vested	-	-
Forfeited	-	-
Non-vested at end of year	65,750	$31.55

Defined Contribution Plan

The Company provides a 401(k) employee stock ownership plan, which covers substantially all of the Company’s employees who are eligible, as to age and length of service. A participant may elect to make contributions up to $20.5 thousand and $19.5 thousand of the participant’s annual compensation in 2022 and 2021. The Company makes contributions up to 3% of each participant’s annual compensation and the Company matches 50% of the next 2% contributed by the employee. Contributions to the plan by Company were approximately $736 thousand and $591 thousand in 2022 and 2021, respectively. Outstanding shares of the Company’s common stock allocated to participants at December 31, 2022 and 2021 totaled 154,997 and 130,149 respectively, and there were no unallocated shares. These shares are treated as outstanding for purposes of calculating earnings per share and dividends on these shares are included in the Consolidated Statements of Stockholders’ Equity.

The Company’s ESOP includes a put option for shares of the Company’s common stock distributed from the ESOP. Shares are distributed from the ESOP primarily to separated vested participants and certain eligible participants who elect to diversify their account balances. Since the Company’s common stock is not currently traded on an established securities market, if the owners of distributed shares desire to sell their shares, the Company is required to purchase the shares at fair value during two put option periods following the distribution of the shares from the ESOP. The first put option period is within sixty days following the distribution of the shares from the ESOP. The second put option period begins on the first day of the fifth month of the plan year for a sixty day period. The fair value of distributed shares subject to the put option totaled $0 as of December 31, 2022 and December 31, 2021. The cost of the ESOP shares totaled $4.16 million and $3.12 million as of December 31, 2022 and December 31, 2021, respectively. Due to the Company’s obligation under the put option, the distributed shares and ESOP shares are classified as temporary equity in the mezzanine section of the consolidated statements of financial condition and totaled $4.16 million and $3.12 million as of December 31, 2022 and December 31, 2021, respectively. The fair value of the ESOP shares totaled $5.93 million and $4.72 million as of December 31, 2022 and December 31, 2021, respectively.

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

A summary of the Company’s affordable housing tax credit investments as of December 31 is as follows:

	2022	2021
Affordable housing tax credit investments included in other assets	$3,494	$3,999
Tax credits and other tax benefits recognized	708	533
Tax credit amortization expense included in provision for income taxes	521	676

(14) Related Party Transactions

The Company conducts transactions with its directors and executive officers, including companies in which such directors and executive officers have a beneficial interest, in the normal course of business. It is the Company’s policy to comply with federal regulations that require that loan and deposit transactions with directors and executive officers be made on substantially the same terms as those prevailing at the time for comparable loans and deposits to other persons. At December 31, 2022 and 2021, deposits from directors, executive officers and their related interests aggregated approximately $19.1 million and $21.0 million, respectively. These deposits were taken in the normal course of business at market interest rates.

The following is a summary of activity for related party loans for 2022 and 2021 (in thousands):

	2022	2021
Balance at beginning of year	$6,875	$9,665
New loans	7,684	13,762
Repayments	(6,541)	(16,552)
Balance at end of year	$8,018	$6,875

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

In July 2013, the federal bank regulatory agencies issued final rules implementing the Basel III regulatory capital framework as required by the Dodd-Frank Wall Street Reform and Consumer Protection Act. The final rules took effect for the Bank on January 1, 2015, subject to a transition period for certain parts of the rules. The rules revise the minimum capital requirements and adjust the prompt corrective action thresholds applicable to financial institutions under the agencies’ jurisdiction. The rules revise the regulatory capital elements, add a new common equity Tier 1 capital ratio, increase the minimum Tier 1 capital ratio requirements, and implement a new capital conservation buffer. The rules also permit certain banking organizations to retain, through a one-time election, the existing treatment of accumulated other comprehensive income. The Bank has made the election to retain the existing treatment for accumulated other comprehensive income (loss).

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier 1 Capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 Capital (as defined) to average assets (as defined). Management believes, as of December 31, 2022 and 2021, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2022 and 2021, the most recent notification from the regulators categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The following table presents the Bank’s capital amounts and ratios with the required minimum levels for capital adequacy purposes including the phase in of the capital conservation buffer under Basel III and minimum levels to be well capitalized (as defined) under the regulatory prompt corrective action regulations.

The Bank’s actual capital amounts (in thousands) and ratios are also presented in the table below.

As of December 31, 2022:	Actual		Required For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (To Risk-Weighted Assets)	$242,168	12.296%	$206,789	>= 10.500%	$196,942	>= 10.000%
Common Equity Tier 1 Capital (To Risk- weighted Assets)	217,858	11.062%	137,860	>= 7.000%	$128,013	>= 6.500%
Tier 1 Capital (To Risk-Weighted Assets)	217,858	11.062%	167,401	>= 8.500%	$157,554	>= 8.000%
Tier 1 Capital (To Average Assets)	217,858	8.120%	107,315	>= 4.000%	$134,144	>= 5.000%

As of December 31, 2021:	Actual		Required For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (To Risk-Weighted Assets)	$203,848	14.071%	$152,116	>= 10.500%	$144,872	>= 10.000%
Common Equity Tier 1 Capital (To Risk- weighted Assets)	185,704	12.819%	101,410	>= 7.000%	94,167	>= 6.500%
Tier 1 Capital (To Risk-Weighted Assets)	185,704	12.819%	123,141	>= 8.500%	115,897	>= 8.000%
Tier 1 Capital (To Average Assets)	185,704	8.013%	92,707	>= 4.000%	115,884	>= 5.000%

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

Loans and Mortgage Loans Held for Sale

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. When a loan is identified as individually impaired, management measures impairment using one of three methods. These methods include collateral value, market value of similar debt, and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At December 31, 2022 and 2021, impaired loans were evaluated based on the fair value of the collateral. Impaired loans where an allowance is established based on the fair value of collateral, or loans that are charged down according to the fair value of collateral, require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price, the Company records the impaired loan as nonrecurring Level 2. When the fair value is based on an appraised value, the Company records the impaired loan as nonrecurring Level 3.

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

Restricted equity securities

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

Securities sold under agreements to repurchase

For disclosure purposes, the fair value of securities sold under agreements to repurchase is the carrying value.

Federal Home Loan Bank Advances

For disclosure purposes, the fair value of the FHLB advances is based on the quoted value for similar remaining maturities provided by the FHLB.

Federal Reserve Bank Discount Window Borrowings

For disclosure purposes, the fair value of the Federal Reserve Bank discount window borrowings is based on the quoted value for similar remaining maturities provided by the Federal Reserve Bank.

Subordinated debentures

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The tables below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis as of December 31, 2022 and 2021 (in thousands). There were no transfers between levels during 2022 or 2021 (in thousands).

	Fair Value Measurements At Reporting Date Using:
		Quoted Prices
		In Active	Significant
		Markets For	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
December 31, 2022:	Fair Value	(Level 1)	(Level 2)	(Level 3)
Securities available-for-sale:
Residential mortgage -backed	$390,037	$-	$390,037	$-
U.S. treasuries	117,629	-	117,629	-
U.S. government agencies	66,362	-	66,362	-
State, county, and municipal	75,863	-	75,863	-
Corporate obligations	15,996	-	10,375	5,621
Totals	$665,887	$-	$660,266	$5,621

	Fair Value Measurements At Reporting Date Using:
		Quoted Prices
		In Active	Significant
		Markets For	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
December 31, 2021:	Fair Value	(Level 1)	(Level 2)	(Level 3)
Securities available-for-sale:
Residential mortgage -backed	$557,558	$-	$557,558	$-
U.S. treasuries	149,528	-	149,528	-
U.S. government agencies	54,495	-	54,495	-
State, county, and municipal	99,254	-	99,254	-
Corporate obligations	15,924	-	15,924	-
Totals	$876,759	$-	$876,759	$-

The Company's policy is to recognize transfers in and transfers out of levels 1, 2 and 3 as of the end of a reporting period. There were 7 transfers between levels during 2022 and 0 in 2021 (in thousands).

	Significant Unobservable Inputs (Level 3)
	2022	2021
Balance at beginning of year	$-	$-
Additions	-	-
Transfer to Level 3	5,621	-
Balance at end of year	$5,621	$-

Assets Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a nonrecurring basis are included in the table below as of December 31, 2022 and 2021 (in thousands).

	Fair Value Measurements At Reporting Date Using:
		Quoted Prices
		In Active	Significant
		Markets For	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
December 31, 2022:	Fair Value	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$8,255	$-	$-	$8,255
Foreclosed assets	609	-	-	609
Totals	$8,864	$-	$-	$8,864

	Fair Value Measurements At Reporting Date Using:
		Quoted Prices
		In Active	Significant
		Markets For	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
December 31, 2021:	Fair Value	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$7,734	$-	$-	$7,734
Foreclosed assets	256	-	-	256
Totals	$7,990	$-	$-	$7,990

The Company has estimated the fair values of these assets using Level 3 inputs, specifically the appraised value of the collateral. Impaired loan balances represent those collateral dependent impaired loans where management has estimated the credit loss by comparing the loan’s carrying value against the expected realizable fair value of the impaired loan for the amount of the credit loss. The Company had no Level 3 assets measured at fair value on a recurring basis at December 31, 2022 or 2021. For Level 3 assets measured at fair value on a non-recurring basis as of December 31, 2022 and 2021 for the valuation technique, we used appraisals. For the significant unobservable input, we used appraisal discounts and the weighted average input of 15-20% was used. This is for years ended December 31, 2022 and 2021.

The estimated fair values and related carrying values of the Company’s financial instruments at December 31, 2022 and 2021 were as follows (amounts in thousands):

		Estimated Fair Value
	Carrying
December 31, 2022:	Amount	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$74,826	$74,826	$-	$-
Certificates of deposit in banks	4,165	-	4,165	-
Securities held-to-maturity	131,581	-	105,277	-
Securities available-for-sale	665,887	-	660,266	5,621
Loans held for sale	3,413	-	3,413	-
Loans receivable	1,778,817	-	1,708,410	8,255
Accrued interest receivable	10,083	-	10,083	-
Bank owned life insurance	46,395	-	46,395	-
Restricted equity securities	5,685	-	-	5,685
Financial liabilities:
Deposits	2,514,199	-	2,307,026	-
Securities sold under agreements to repurchase	8,181	-	8,181	-
Federal Home Loan Bank advances	95,000	-	95,091
Federal Reserve Bank discount window borrowings	25,000	-	25,000
Subordinated debentures, net of loan costs	39,419		31,039
Accrued interest payable	1,296	-	1,296

		Estimated Fair Value
	Carrying
December 31, 2021:	Amount	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$61,962	$61,962	$-	$-
Certificates of deposit in banks	3,412	-	3,412	-
Securities held-to-maturity	50,182	-	50,165	-
Securities available-for-sale	876,759	-	876,759	-
Loans held for sale	15,501	-	15,501	-
Loans receivable	1,245,743	-	1,239,996	7,734
Accrued interest receivable	7,031	-	7,031	-
Bank owned life insurance	45,161	-	45,161	-
Restricted equity securities	1,482	-	-	1,482
Financial liabilities:
Deposits	2,151,177	-	2,087,357	-
Securities sold under agreements to repurchase	9,754	-	9,754	-
Subordinated debentures, net of loan costs	39,344	-	40,900	-
Accrued interest payable	600	-	600	-

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

(17) River Financial Corporation (Parent Company Only) Financial Information

STATEMENTS OF FINANCIAL CONDITION

(in thousands)

	December 31,
	2022	2021
Assets
Cash	$2,425	$7,994
Investment in River Bank & Trust	175,694	214,532
Deferred income taxes	18	45
Other assets	23	-
Total assets	$178,160	$222,571
Liabilities
Subordinated debentures, net of loan costs	39,419	39,344
Accrued expenses	555	549
Total liabilities	39,974	39,893
Common stock related to 401(k) Employee Stock Option Plan	4,160	3,116
Stockholders' equity
Common stock	6,666	6,570
Additional paid in capital	104,294	101,583
Retained earnings	100,826	75,815
Accumulated other comprehensive loss	(71,564)	(1,222)
Unvested restricted stock	(1,730)	-
Treasury stock, at cost	(306)	(68)
Common stock related to 401(k) Employee Stock Option Plan	(4,160)	(3,116)
Total stockholders' equity	134,026	179,562
Total equity	138,186	182,678
Total liabilities and stockholders' equity	$178,160	$222,571

STATEMENTS OF INCOME

(in thousands)

	Year Ended December 31,
	2022	2021
Cash dividends from River Bank & Trust	$-	$3,000
Total income	-	3,000
Interest expense - note payable	-	222
Interest expense - subordinated debentures	1,679	1,381
Legal and other professional fees	104	55
Data processing expense	5	4
Stockholders' meeting expense	27	14
Other expenses	290	371
Total expenses	2,105	2,047
Net income before tax benefit	(2,105)	953
Applicable income tax benefit	(526)	(494)
Net income before undistributed net income of River Bank & Trust	(1,579)	1,447
Equity in undistributed net income of River Bank & Trust	29,508	23,589
Net income	$27,929	$25,036

STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2022	2021
Net income	$27,929	$25,036
Adjustments to reconcile net income to net cash (used for) from operating activities:
Equity in undistributed net income of River Bank & Trust	(29,508)	(23,589)
Deferred income tax	27	(17)
Amortization of debt issuance costs	75	-
(Increase) decrease in operating assets and (decrease) increase in operating liabilities:
Other assets	(23)	103
Accrued expenses and other liabilities	6	276
Net cash (used for) from operating activities	(1,494)	1,809
Cash Flows used for investing activities:
Capital contribution to bank subsidiary	(1,500)	(14,500)
Net cash used for investing activities	(1,500)	(14,500)

Cash flow (used for) from financing activities:
Proceeds from issuance of subordinated debt, net of loan costs	-	39,344
Repayment of note payable	-	(20,392)
Proceeds from exercise of stock options	574	730
Purchase of treasury stock	(1,365)	(845)
Sale of treasury stock	1,134	1,541
Cash dividends	(2,918)	(2,612)
Net cash (used for) from financing activities	(2,575)	17,766
Net change in cash	(5,569)	5,075
Cash at beginning of year	7,994	2,919
Cash at end of year	$2,425	$7,994

(18) Goodwill and Intangible Assets

At the close of business on October 31, 2019, the Company recorded goodwill of $9.5 million associated with the Trinity merger. In addition to the goodwill recorded for the Trinity merger, the Company recorded a core deposit intangible asset of approximately $1.0 million. The core deposit intangible asset is amortized using an accelerated method over ten years from the date of the merger. Amortization expense of $149 thousand and $169 thousand was recorded in 2022 and 2021, respectively.

At the close of business on October 31, 2018, the Company recorded goodwill of $8.2 million associated with the PSB merger. In addition to the goodwill recorded for the PSB merger, the Company recorded a core deposit intangible asset of approximately $4.65 million. The core deposit intangible asset is amortized using an accelerated method over ten years from the date of the merger. Amortization expense of $588 thousand and $680 thousand was recorded in 2022 and 2021, respectively.

At the close of business December 31, 2015, the Company recorded goodwill of $9.41 million associated with the Keystone merger. During 2016, an adjustment of $640 thousand was made to increase the amount of goodwill. The adjustment was made to the value of stock options and warrants assumed in the Keystone merger. The adjustments were made following the Company’s review of additional information that existed at the time of the merger. The adjustment to goodwill increased shareholders’ equity $640 thousand. In addition to the goodwill recorded for Keystone, the Company recorded a core deposit intangible asset of approximately $2.8 million. The core deposit intangible asset is amortized using an accelerated method over eight years from the date of the merger. Amortization expense of $132 thousand and $218 thousand was recorded in 2022 and 2021, respectively.

Changes to the carrying amount of goodwill for the years ended December 31, 2022 and 2021 are provided in the following table.

	2022	2021
Balance at beginning of year	$27,817	$27,817
Balance at end of year	$27,817	$27,817

A summary of core deposit intangible assets as of December 31, 2022 and 2021 is set forth below.

	2022	2021
Gross carrying amount	$8,433	$8,433
Less: accumulated amortization	(6,317)	(5,448)
Net carrying amount	$2,116	$2,985

Estimated amortization expenses related to the core deposit intangible assets for the next five years are as follows:

	Keystone	PSB	Trinity	Total
2023	$46	$496	$129	$671
2024	-	404	109	513
2025	-	311	89	400
2026	-	219	68	287
2027	-	127	48	175
Afterward	-	34	36	70
	$46	$1,591	$479	$2,116

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

Lease Right-of-Use Assets	Classification on Consolidated Statement of Condition	December 31, 2022	December 31, 2021
Operating lease right-of-use assets	Other Assets	$3,582	$3,337

Lease Liabilities	Classification on Consolidated Statement of Condition	December 31, 2022	December 31, 2021
Operating lease liabilities	Accrued interest payable and other liabilities	$3,716	$3,424

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

	December 31, 2022	December 31, 2021
Weighted-average remaining lease term for operating leases	9.62 Years	10.62 Years
Weighted-average discount rate for operating leases	6.00%	6.00%

Future minimum payments for operating leases with initial or remaining terms of one year or more as of December 31, 2022 were as follows:

Operating Leases
January 1, 2023 - December 31 2023	$756
January 1, 2024 - December 31 2024	723
January 1, 2025 - December 31 2025	584
January 1, 2026 - December 31 2026	459
January 1, 2027 - December 31 2027	411
Afterward	2,235
Total future minimum lease payments	5,168
Amounts representing Interest	(1,452)
Present value of net future minimum lease payments	$3,716

Total rent expense for 2022 and 2021 was approximately $853 thousand and $600 thousand, respectively.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

There were no disagreements with accountants regarding accounting and financial disclosure matters during the year ended December 31, 2022.

Item 9.A Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company has carried out an evaluation under the supervision and with participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even the effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2022, the Company’s disclosure controls and procedures are effective in ensuring that material information relating to the Company required to be disclosed in reports that if files or submits under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods and is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the year ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control Integrated Framework (2013). Based on its assessment and those criteria, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2022.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2022, has been audited by Mauldin & Jenkins, LLC, an independent registered public accounting firm, as state in their report herein – “Report of Independent Registered Public Accounting Firm.”

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our Directors and Executive Officers

The following table sets forth the name, age, and position, as of December 31, 2022 of the individuals who currently serve as our executive officers and directors.

Name	Age	Position	Director Since
Larry Puckett	80	Director and Chairman of the Board of Directors	2006
W. Murray Neighbors	73	Director and Vice Chairman of the Board of Directors	2015	[1]
James M .Stubbs	60	Director and Chief Executive Officer	2006
Gerald R. Smith, Jr	69	Director and President	2015	[1]
Vernon B. Taylor	58	Director	2006
Jimmy L. Ridling	78	Director	2006
John A. Freeman	75	Director	2015	[1]
Brian McLeod	54	Director	2019	[3]
Charles E. Herron	65	Director	2019
Charles Moore, III	43	Director	2019	[2]
Jason B. Davis	44	Executive Vice President, CFO, Secretary of the Board of Directors	2021	[4]
Gene C. Crane	58	Executive Vice President, River Region President, Business Banking Manager	2021

1 Service commenced on December 31, 2015 as a result of the merger between River Financial Corporation and Keystone Bancshares, Inc. and its subsidiaries.

2 Service commenced as a result of the Peoples Southern merger.

3 Service commenced as a result of the Trinity merger.

4 Service commenced on June 4, 2021 as a result of Ken Givens’ retirement.

Below is certain information regarding our executive officers’ and directors’ individual experience, qualifications, attributes, and skills and brief statements of those aspects of our directors’ backgrounds that led us to conclude that they should serve as directors or executive officers.

Larry Puckett was one of the founding directors of River Bank & Trust in 2006, and was appointed as a Director and Chairman of the board of directors at that time. While Mr. Puckett currently remains as the Chairman of the board of directors, he is also the Dealer/Operator and President of Larry Puckett Chevrolet in Prattville, Alabama. Mr. Puckett serves on multiple business and non-profit boards and is considered to be a valued member and successful business person in the automotive industry and his community.

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

James M. Stubbs was one of the founding directors, President and Chief Executive Officer of River Bank & Trust in 2006. Mr. Stubbs was appointed as the Chief Executive Officer of River Financial Corporation and River Bank & Trust, effective with the Keystone merger on December 31, 2015. Mr. Stubbs has over twenty-five years of commercial banking experience. Specifically, Mr. Stubbs served as a Vice President in the Consumer and Commercial Lending Departments of Aliant Bank from June 1986 through June 1997. Subsequently, he served as an Area President for Colonial Bank from June 1997 through February 2005, when he left to begin the formation of River Bank & Trust. Mr. Stubbs' community involvement includes serving on numerous business and non-profit boards.

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

Jimmy L. Ridling was one of the founding directors of River Bank & Trust in 2006, and was appointed as a Director and Vice Chairman of the board of directors at that time through 2015. While currently serving as a Director of River Financial Corporation and River Bank & Trust, Mr. Ridling has had a successful career in the insurance industry and brings a diverse background to the board while serving as Commissioner of the Alabama Department of Insurance from 2008 until his retirement in 2022. He was vice president of the U.S. operations of Firemen’s Fund Insurance, and then became President and Chief Executive Officer of Southern Guaranty. Mr. Ridling also served as Chairman of the Board of Directors for Jackson Hospital and the River Region United Way, a board member of the Montgomery Airport Authority, the Montgomery Area Chamber of Commerce, and the Central Alabama Community Foundation.

John A. Freeman was appointed as a Director of the board of directors in 2015 as a result of the Keystone merger effective December 31, 2015. Mr. Freeman is the President of Freeman Land Development, Inc, and has a long history as a community and civic leader in the Gadsden area. He also previously served as an Advisory Director of Superior Bank in Gadsden, AL.

Brian R. McLeod was appointed as a Director of River Financial Corporation in 2019 as a result of the merger with Trinity Bank effective October 31, 2019. He previously served as the Secretary of the Board of Directors of Trinity Bank. He has served since 2002 as Chief Financial Officer and Treasurer of The National Security Group, Inc., a publicly traded insurance holding company based in Elba, Alabama. Prior to assuming this position, Mr. McLeod served as the Controller for National Security for eight years. Mr. McLeod is a Certified Public Accountant.

Charles E. Herron was appointed as a Director of River Financial Corporation in 2019. Mr. Herron is also a Director of River Bank & Trust. Mr. Herron has worked in the land and timber business in Alabama for over 35 years. He is the owner and President of Rock Springs Land & Timber, Inc. and an ardent supporter of hunting and outdoor conservation efforts. Charles received the Governor’s Conservation Achievement Award for Conservation Educator of the Year in 2011. Charles has supported the Alabama Loggers Council, the Alabama Forestry Association and is a member of the Montgomery Area Chamber of Commerce Committee of 100.

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

Director Independence

Our board of directors has determined that all of our directors are “independent directors,” as defined in NASDAQ Marketplace Rule 5605(a)(2), except Messrs. Stubbs and Smith, who are executive officers. In determining each director’s independence, our board of directors considered the services provided, and loan transactions between us or RB&T and the director or the director’s family members or businesses with which our directors or their family members are associated, and other matters that our board of directors deemed pertinent. In 2021, the Bank engaged in certain transactions with its directors that exceeed $120,000 in amount. Mr. Neighbors is an owner of LouCap, LLC which purchased a 1.315 acre commercial lot owned by the Bank in Auburn, AL for $450.000. The sales price was above the December 2019 appraised amount of $385,000. The Board considered this transaction in reaching its decision regarding the independence of this director.

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

Item 11. Executive Compensation

Compensation of Executive Officers

Our executive compensation program is designed to attract, motivate, and retain high-quality leadership and incentivize our executive officers to achieve performance goals over the short- and long-term, which also aligns the interests of our executive officers with our stockholders. The following discussion relates to the compensation of our Chief Executive Officer (CEO), Jimmy Stubbs, our President, Gerald R. Smith, Jr., our Chief Financial Officer (CFO), Jason B. Davis, and our Executive Vice President (EVP), Gene C. Crane, who are collectively referred to herein as our named executive officers of River Financial Corporation. Our Executive Committee and board of directors has historically reviewed and determined the compensation of our named executive officers on an annual basis.

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

SERP Arrangements. The Bank has a non-qualified supplemental executive retirement plan (SERP) for each of its named executive officers. The SERP is an employer paid deferred compensation agreement that provides a life-time supplemental retirement income to the employee based on certain vesting and other requirements. The benefits are paid annually upon retirement provided the executive is in good standing with the Bank. The approximate annual payments to each of the named executive officers at retirement would be $100 thousand for Mr. Stubbs, $75 thousand for Mr. Smith, $50 thousand for Mr. Davis, and $50 thousand for Mr. Crane.

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

Summary Compensation Table

The following table sets forth, for the years ended December 31, 2022 and December 31, 2021, a summary of the compensation paid to or earned by our named executive officers from the Company.

				Restricted	Non-Equity
			Option (1)	Stock (3)	Incentive Plan	All Other (2)
Name and Principal Position	Year	Salary ($)	Awards ($)	Awards ($)	Compensation ($)	Compensation ($)	Total ($)
James M. Stubbs	2022	$326,007	$-	$187,200	$130,995	$41,926	$686,128
Chief Executive Officer	2021	$319,615	$-	$-	$208,694	$41,021	$569,329
	2020	$313,110	$-	$-	$188,863	$29,183	$531,156
Gerald R. Smith, Jr	2022	$269,276	$-	$124,800	$108,200	$43,688	$545,964
President	2021	$263,996	$-	$-	$172,377	$42,162	$478,535
	2020	$268,623	$-	$-	$155,998	$38,913	$463,534
Kenneth H. Givens	2022	N/A	N/A	N/A	N/A	$-	N/A
Chief Financial Officer (Retired 6/4/2021)	2021	$104,582	$-	$-	$43,974	$18,071	$166,627
	2020	$205,843	$-	$-	$82,774	$21,352	$309,969
Jason B. Davis	2022	$152,333	$-	$62,400	$55,900	$20,327	$290,960
Chief Financial Officer (Effective 6/4/2021)	2021	$147,169	$2,372	$-	$56,250	$18,186	$223,977
	2020	N/A	N/A	N/A	N/A	N/A	N/A
Gene Crane	2022	$215,575	$-	$62,400	$70,500	$30,478	$378,953
Business Banking Manager	2021	$203,077	$-	$-	$102,000	$24,073	$329,150
	2020	N/A	N/A	N/A	N/A	N/A	N/A

(1)
Represents the aggregate grant date fair value of options and warrants calculated in accordance with FASB Topic 718 as set forth in footnote 1 of River’s financial statements.
(2)
All other compensation:
a.
All other compensation for Mr. Stubbs in 2022 includes director fees ($16,500), medical and dental insurance ($7,173), life insurance / accidental death & dismemberment ($1,098), long term disability ($336), company vehicle ($2,566), and company match on the 401(K) ($12,200).
b.
All other compensation for Mr. Stubbs in 2021 includes director fees ($15,000), medical and dental insurance ($7,534), life insurance / accidental death & dismemberment ($1,098), long term disability ($336), company vehicle ($3,153), and company match on the 401(K) ($11,600).
c.
All other compensation for Mr. Stubbs in 2020 includes director fees ($15,000), life insurance / accidental death & dismemberment ($1,098), long term disability ($336), company vehicle ($1,349), and company match on the 401(K) ($11,400).
d.
All other compensation for Mr. Smith in 2022 includes director fees ($16,500), medical and dental insurance ($9,596), gap insurance ($1,793), life insurance / accidental death & dismemberment ($720), long term disability ($336), company vehicle ($2,543), and company match on the 401(K) ($12,200).
e.
All other compensation for Mr. Smith in 2021 includes director fees ($15,000), medical and dental insurance ($9,648), gap insurance ($1,779), life insurance / accidental death & dismemberment ($720), long term disability ($336), company vehicle ($3,080), and company match on the 401(K) ($11,600).
f.
All other compensation for Mr. Smith in 2020 includes director fees ($15,000), medical and dental insurance ($8,895), gap insurance ($1,545), life insurance / accidental death & dismemberment ($720), long term disability ($336), company vehicle ($1,415), and company match on the 401(K) ($11,004).
g.
All other compensation for Mr. Givens in 2021 includes medical and dental insurance ($5,067), gap insurance ($964), life insurance / accidental death & dismemberment ($300), long term disability ($140), and company match on the 401(K) ($11,600).

h.
All other compensation for Mr. Givens in 2020 includes medical and dental insurance ($8,895), gap insurance ($1,545), life insurance / accidental death and dismemberment ($720), long term disability ($336), and company match on the 401(K) ($9,857).
i.
All other compensation for Mr. Davis in 2022 includes medical and dental insurance ($8,855, gap insurance ($2,303), life insurance / accidental death & dismemberment ($990), long term disability ($336), and company match on the 401(K) ($7,843).
j.
All other compensation for Mr. Davis in 2021 includes medical and dental insurance ($8,173), gap insurance ($2,300), life insurance / accidental death & dismemberment ($990), long term disability ($336), and company match on the 401(K) $6,387.
k.
All other compensation for Mr. Crane in 2022 includes medical and dental insurance ($10,275), gap insurance ($2,303), life insurance / accidental death & dismemberment ($1,098), long term disability ($336), company vehicle ($4,295), and company match on the 401(K) ($12,171).
l.
All other compensation for Mr. Crane in 2021 includes medical and dental insurance ($9,008), gap insurance ($2,300), life insurance / accidental death & dismemberment ($1,098), long term disability ($336), and company match on the 401(K) ($11,331).
(3)
Represents the aggregate grant date fair value of restricted stock grants calculated in accordance with FASB Topic 718 as set forth in footnote 1 of River’s financial statements.

2006 & 2015 Incentive Stock Compensation Plans

General. The 2015 Incentive Stock Compensation (“Incentive Plan”) Plan was approved by our stockholders at a special called meeting on December 1, 2015. The purpose of the Incentive Plan is to promote the long-term success of the Company by providing financial incentives to eligible persons who are in positions to make significant contributions toward such success. The Plan is designed to attract individuals of outstanding ability to employment with the Company, to encourage such persons to acquire a proprietary interest in the Company, and to render superior performance for the Company. The 2015 Incentive Plan provides for the grant of incentive and non-qualified stock options, stock appreciation rights, restricted and unrestricted stock awards, performance awards, and other stock-based awards to our employees, officers, and directors. The 2015 Incentive Plan reserved for issuance a total of 600,000 shares of our common stock, and the 2006 Incentive Plan reserved for issuance a total of 375,000 shares of our common stock, subject to adjustment in the event of a recapitalization, stock split or similar event. As of March 1, 2023, 327,479 shares of our common stock were subject to outstanding options under the 2006 and 2015 Incentive Plans and 156,000 additional shares of our common stock were reserved for issuance under the 2015 Incentive Plan. The 2006 Incentive Plan expired on April 3, 2016.

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

Outstanding Equity Awards at 2022 Fiscal Year-End

The following table sets forth information as of December 31, 2022, concerning outstanding equity awards previously granted to our named executive officers:

	OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
	Option / Warrant awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexerciseable (1)	Option exercise price ($)	Option grant date	Option expiration date	Vesting Period from grant date (Years)
James Stubbs	10,000	-	$12.47	3/13/2013	3/13/2023	5
	10,000	-	$15.00	1/14/2015	1/14/2025	5
	40,000	-	$16.00	1/20/2016	1/20/2026	5
	20,000	5,000	$27.00	11/1/2018	11/1/2028	5
	12,000	8,000	$27.73	11/1/2019	11/1/2029	5
	92,000	13,000

Ray Smith	10,000	-	$16.00	1/20/2016	1/20/2026	5
	20,000	-	$27.00	11/1/2018	11/1/2028	3
	15,000	-	$27.73	11/1/2019	11/1/2029	3
	45,000	-

Gene Crane	2,500	-	$12.47	3/13/2013	3/13/2023	5
	1,000	-	$15.00	1/14/2015	1/14/2025	5
	4,500	3,000	$27.00	1/16/2019	1/16/2029	5
	8,000	3,000

Jason Davis	1,000	-	$20.25	4/26/2017	4/26/2027	5
	800	200	$24.50	4/26/2018	4/26/2028	5
	1,800	1,200	$27.00	1/16/2019	1/16/2029	5
	600	400	$27.00	4/26/2019	4/26/2029	5
	1,500	1,000	$27.73	11/1/2019	11/1/2029	5
	400	600	$28.62	4/26/2020	4/26/2030	5
	200	800	$26.86	4/26/2021	4/26/2031	5
	6,300	4,200

Total	151,300	20,200

(1)
Unexerciseable options are subject to time-vesting requirements ranging from three to five years from the grant date. Options subject to time-vesting period of 5 years and 3 years vest 20% and 33.33% per year, respectively, on the grant anniversary date.

The following table sets forth information as of December 31, 2022, concerning outstanding restricted stock awards previously granted to our named executive officers:

	Restricted Stock
	Number of restricted stock shares granted	Number of restricted stock shares vested	Restricted stock grant date	Vesting Period from grant date (Years)
James Stubbs	6,000	-	1/1/2022	5
Ray Smith	4,000	-	1/1/2022	3
Gene Crane	2,000	-	1/1/2022	5
Jason Davis	2,000	-	1/1/2022	5

Total	14,000	-

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

Director Compensation

Fees. The Board may from time to time establish director fees for board and committee meetings to be paid to all directors, including directors who are employed by the Company. Fees are normally paid in December of each year for such years in which services were performed. Fees may be paid in cash or in Company common stock. River Financial Corporation Directors received a director’s fee of $16,500 and $15,000 in 2022 and 2021, respectively.

The following table shows fees paid to those persons who were directors of the Bank in 2022 and 2021.

		DIRECTOR COMPENSATION
Name		Year	Fees earned or paid in cash ($)	(1) (2) Stock Awards ($)	Total ($)
Larry Puckett	(3)	2022	$16,500	N/A	$16,500
Jimmy L. Ridling	(3)	2022	$16,500	N/A	$16,500
Lynn M. Carter		2022	$16,500	N/A	$16,500
Charles E. Herron	(3)	2022	$16,500	N/A	$16,500
Jerry C. Kyser, Jr.		2022	$6	$16,494	$16,500
David R. Thrasher	(3)	2022	$16,500	N/A	$16,500
R. Shepherd Morris		2022	$16,500	N/A	$16,500
Bolling P. Starke, III		2022	$6	$16,494	$16,500
David B. Smith		2022	$16,500	N/A	$16,500
Vernon B. Taylor	(3)	2022	$6	$16,494	$16,500
Dorothy Sanford		2022	$16,500	N/A	$16,500
Adolph Weil, III		2022	$6	$16,494	$16,500
James M. Stubbs	(3)	2022	$16,500	N/A	$16,500
Gerald R. Smith, Jr	(3)	2022	$16,500	N/A	$16,500
Banks Herndon		2022	$6	$16,494	$16,500
Boles Pegues		2022	$16,500	N/A	$16,500
Howard J. Porter, Jr.	(4)	2022	$28	$6,848	$6,876
John A. Freeman		2022	$16,500	N/A	$16,500
Charles Moore, III	(3)	2022	$6	$16,494	$16,500
John Y. Reynolds		2022	$16,500	N/A	$16,500
Brian McLeod	(3)	2022	$6	$16,494	$16,500
Robbin Thompson		2022	$16,500	N/A	$16,500
Jonathan Traylor		2022	$6	$16,494	$16,500
Lucian Newman		2022	$6	$16,494	$16,500
W. Murray Neighbors	(3)	2022	$16,500	N/A	$16,500

Larry Puckett	(3)	2021	$15,000	N/A	$15,000
Jimmy L. Ridling	(3)	2021	$15,000	N/A	$15,000
Lynn M. Carter		2021	$15,000	N/A	$15,000
Charles E. Herron	(3)	2021	$24	$14,976	$15,000
Jerry C. Kyser, Jr.		2021	$24	$14,976	$15,000
David R. Thrasher	(3)	2021	$15,000	N/A	$15,000
R. Shepherd Morris		2021	$15,000	N/A	$15,000
Bolling P. Starke, III		2021	$24	$14,976	$15,000
David B. Smith		2021	$15,000	N/A	$15,000
Vernon B. Taylor	(3)	2021	$24	$14,976	$15,000
Dorothy Sanford		2021	$15,000	N/A	$15,000
Adolph Weil, III		2021	$24	$14,976	$15,000
James M. Stubbs	(3)	2021	$15,000	N/A	$15,000
Gerald R. Smith, Jr	(3)	2021	$15,000	N/A	$15,000
Banks Herndon		2021	$15,000	N/A	$15,000
Boles Pegues		2021	$15,000	N/A	$15,000
Howard J. Porter, Jr.		2021	$24	$14,976	$15,000
John A. Freeman		2021	$15,000	N/A	$15,000
Charles Moore, III	(3)	2021	$24	$14,976	$15,000
John Y. Reynolds		2021	$15,000	N/A	$15,000
Brian McLeod	(3)	2021	$24	$14,976	$15,000
Robbin Thompson		2021	$24	$14,976	$15,000
Jonathan Traylor		2021	$15,000	N/A	$15,000
Lucian Newman		2021	$24	$14,976	$24
W. Murray Neighbors	(3)	2021	$15,000	N/A	$15,000

(1) During 2019, the Company adopted a director fee compensation plan which allows directors to receive all or a portion of their director compensation in the form of Company stock.
(2) The aggregate grant date fair value is computed in accordance with FASB ASC Topic 718.
(3) Holding Company Director. $6,600 and $6,000 of compensation was paid from River Financial Corporation with the remainder paid from the Bank in 2022 and 2021, respectively.
(4) Director Howard Porter vacated his spot on the board in 2022.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 1, 2023 by:

•
each of our directors;
•
our Named Executive Officers listed in the Summary Compensation Table;
•
all of our current directors and executive officers as a group; and
•
each stockholder known by us to beneficially own more than 5% of our common stock

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. Shares of common stock that may be acquired by an individual or group within 60 days of March 1, 2023, pursuant to derivative securities, such as options or RSUs, are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table. Percentage of ownership is based on an aggregate of 6,673,385 shares of common stock outstanding as of March 1, 2023.

Except as indicated in footnotes to this table, we believe that the stockholders named in this table have sole voting and investment power with respect to all shares of common stock shown to be beneficially owned by them, based on information provided to us by such stockholder.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percentage of Outstanding Shares (1)
Named Directors & Executive Officers
Larry Puckett	136,619		2.05%
Jim Ridling	100,352		1.50%
Vernon B Taylor	138,206		2.07%
James M Stubbs	260,330	(2)	3.90%
Gerald R Smith, Jr	136,250	(3)	2.04%
W. Murray Neighbors	60,002		0.90%
John A. Freeman	25,496		0.38%
Charles E. Herron	156,947		2.35%
Brian McLeod	13,492		0.20%
Charles Moore, III	18,147		0.27%
Gene C. Crane	24,034	(4)	0.36%
Jason B. Davis	8,900	(5)	0.13%

Executive Officers and Directors as a Group	1,078,775		16.17%
5% Stockholders known by us	N/A

(1)
Based upon total outstanding shares as of March 1, 2023. Percentages are calculated for each person assuming the exercise of options or warrants held by such person but that no other person exercises options or warrants. For the directors and executive officers as a group, the percentage is determined by assuming that each director and executive officer exercises all options and warrants but that no other person exercises options or warrants.
(2)
James M. Stubbs’ ownership includes 82,000 vested options not yet exercised. Also includes 41,875 shares held in a trust where Mr. Stubbs is the trustee, but not the beneficiary of the trust.
(3)
Gerald R. Smith, Jr.’s ownership includes 45,000 vested options not yet exercised.
(4)
Gene C. Crane’s ownership includes 7,000 vested options not yet exercised.
(5)
Jason B. Davis’ ownership includes 6,900 vested options not yet exercised.

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

We have had in the past, and expect to have in the future, banking transactions in the ordinary course of business with our directors, officers, and principal stockholders, and their associates, on substantially the same terms, including interest rates and collateral, as those prevailing at the same time for comparable transactions with unrelated parties. Such transactions are not expected to involve more than the normal risks of collectability nor present other unfavorable features to us. Loans to individual directors and officers must also comply with our lending policies and statutory lending limits. See Item 10. Directors, Executive Officers and Corporate Governance.

Item 14. Principal Accountant Fees and Services

During the period covering the fiscal years ended December 31, 2022 and 2021, Mauldin & Jenkins, LLC performed the following professional services. The retention of Mauldin & Jenkins, LLC with respect to the services outlined below was approved in advance by the audit committee. In accordance with the Company’s audit committee pre-approval procedures, the audit committee approved the retention of the independent accountants, the length of its engagement, and the services performed. The independent Registered Public Accounting Firm is Mauldin & Jenkins, LLC (PCAOB Firm ID NO. 00669) located in Birmingham, Alabama.

Description	2022	2021
Audit Fees	$179,126	$157,385
Audit-Related Fees	$-	$-
Tax Fees	$9,925	$9,200
All Other Fees	$-	$-

Item 15. Index to Exhibits

Documents Filed as Part of this Report.

(1)
The following financial statements are incorporated by reference from Item 8 hereof:
•
Consolidated Balance Sheets as of December 31, 2022 and 2021;
•
Consolidated Statements of Income for the Years Ended December 31, 2022 and 2021;
•
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2022 and 2021;
•
Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2022 and 2021;
•
Consolidated Statements of Cash Flows for the Years Ended December 31, 2022 and 2021; and
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

23.1	Consent of Mauldin and Jenkins, LLC (Filed herewith)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended (Filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended (Filed herewith)

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Filed herewith)

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Incli ne XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive File (embedded within the Inline XBRL document)

*	Management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary

Not applicable.

Signatures

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934 the registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Prattville, State of Alabama, on March 14, 2023.

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

* March 14, 2023

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.

To date no annual report or proxy statement has been furnished to shareholders. The registrant shall furnish to the Commission copies of its proxy statement when sent to security holders.