Form 10-Q
period 2023-03-31
River Financial Corp
filed 2023-05-12
CIK 1641601

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 1, 2023, the registrant had 6,670,385 shares of common stock, $1.00 par value per share, outstanding.

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

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

RIVER FINANCIAL CORPORATION

Consolidated Statements of Financial Condition

(in thousands except share data)

	March 31, 2023	December 31, 2022
	Unaudited	Audited
Assets
Cash and due from banks	$30,063	$31,952
Interest-bearing deposits in banks	35,688	42,874
Federal funds sold	55,000	-
Cash and cash equivalents	120,751	74,826

Certificates of deposit in banks	3,920	4,165
Securities held-to-maturity, at amortized cost	130,446	131,581
Securities available-for-sale, at fair value	669,802	665,887
Loans held for sale	5,439	3,413
Loans, net of unearned income and discounts	1,910,514	1,803,127
Less allowance for credit losses	(25,714)	(24,310)
Net loans	1,884,800	1,778,817
Premises and equipment, net	41,061	40,213
Accrued interest receivable	10,123	10,083
Bank owned life insurance	46,705	46,395
Foreclosed assets	198	609
Deferred income taxes, net	28,216	30,540
Core deposit intangible	1,930	2,116
Goodwill	27,817	27,817
Restricted equity securities	5,904	5,685
Other assets	11,840	11,235
Total assets	$2,988,952	$2,833,382
Liabilities and Shareholders' Equity
Noninterest-bearing deposits	$679,162	$672,956
Interest-bearing deposits	1,984,772	1,841,243
Total deposits	2,663,934	2,514,199
Securities sold under agreements to repurchase	16,704	8,181
Federal Home Loan Bank advances	95,000	95,000
Federal Reserve Bank discount window borrowings	-	25,000
Note payable	12,000	-
Subordinated debentures, net of loan costs	39,437	39,419
Accrued interest payable and other liabilities	14,469	13,397
Total liabilities	2,841,544	2,695,196
Common stock related to 401(k) Employee Stock Ownership Plan	4,029	4,160
Stockholders' Equity
Common stock ($1 par value; 10,000,000 shares authorized; 6,687,285 and 6,665,585 shares issued; 6,670,385 and 6,656,386 shares outstanding, respectively)	6,687	6,666
Additional paid-in capital	104,627	104,294
Retained earnings	102,701	100,826
Accumulated other comprehensive loss	(64,292)	(71,564)
Unvested restricted stock	(1,685)	(1,730)
Treasury stock at cost (16,900 and 9,199 shares, respectively)	(630)	(306)
Common stock related to 401(k) Employee Stock Ownership Plan	(4,029)	(4,160)
Total stockholders' equity	143,379	134,026
Total equity	147,408	138,186
Total liabilities and stockholders' equity	$2,988,952	$2,833,382

The accompanying notes are an integral part of these financial statements.

RIVER FINANCIAL CORPORATION

Unaudited Consolidated Statements of Income

(in thousands except per share data)

	For the Three Months Ended:
	March 31,
	2023	2022
Interest income:
Loans, including fees	$23,751	$15,471
Taxable securities	3,657	3,173
Nontaxable securities	467	502
Federal funds sold	153	2
Other interest income	617	25
Total interest income	28,645	19,173
Interest expense:
Deposits	7,820	815
Short-term borrowings	99	4
Federal Home Loan Bank advances	1,187	-
Subordinated debentures	415	419
Note payable	87	-
Total interest expense	9,608	1,238
Net interest income	19,037	17,935
Provision for credit losses	1,311	-
Net interest income after provision for credit losses	17,726	17,935
Noninterest income:
Service charges and fees	1,738	1,603
Investment brokerage revenue	163	143
Mortgage operations	650	1,899
Bank owned life insurance income	310	303
Net loss on sales of investment securities	-	(588)
Other noninterest income	219	147
Total noninterest income	3,080	3,507
Noninterest expense:
Salaries and employee benefits	8,568	7,007
Occupancy expenses	908	645
Equipment rentals, depreciation, and maintenance	472	316
Telephone and communications	141	86
Advertising and business development	295	151
Data processing	1,020	849
Foreclosed assets, net	10	(2)
Federal deposit insurance and other regulatory assessments	571	365
Legal and other professional services	365	311
Other operating expenses	1,982	1,674
Total noninterest expense	14,332	11,402
Income before income taxes	6,474	10,040
Provision for income taxes	1,367	2,286
Net income	$5,107	$7,754

Basic net earnings per common share	$0.77	$1.17
Diluted net earnings per common share	$0.76	$1.15
Dividends per common share	$0.48	$0.44

The accompanying notes are an integral part of these financial statements.

RIVER FINANCIAL CORPORATION

Unaudited Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

	For the Three Months Ended
	March 31,
	2023	2022
Net income	$5,107	$7,754
Other comprehensive income (loss) , net of tax:
Investment securities available-for-sale:
Net unrealized gains (losses)	12,607	(37,488)
Income tax effect	(3,166)	9,414
Reclassification adjustments for net losses realized in net income	-	588
Income tax effect	-	(148)
Reclassification adjustment for accretion of unrealized holding loss included in accumulated other comprehensive loss from the transfer of securities from available-for-sale to held-to-maturity	(2,896)	(3,325)
Income tax effect	727	835
Other comprehensive income (loss), net of tax	7,272	(30,124)
Comprehensive income (loss)	$12,379	$(22,370)

The accompanying notes are an integral part of these financial statements.

RIVER FINANCIAL CORPORATION

Unaudited Consolidated Statements of Changes in Stockholders' Equity

(in thousands except share and per share data)

	Common Stock	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Unvested Restricted Stock	Treasury Stock	Common Stock Related to ESOP	Total Stockholders' Equity

Balance at December 31, 2022	$6,666	$104,294	$100,826	$(71,564)	$(1,730)	$(306)	$(4,160)	$134,026
Adoption of ASC topic 326			(24)					(24)
Net income	-	-	5,107	-	-	-	-	5,107
Other comprehensive income, net of tax	-	-	-	7,272	-	-	-	7,272
Exercise of stock options (20,200 shares)	20	234	-	-	-	-	-	254
Purchase of treasury stock (12,450 shares)	-	-	-	-	-	(472)	-	(472)
Restricted stock grants, net of forfeiture (1,500 shares)	1	52	-	-	(53)	-	-	-
Sale of treasury shares (4,749 shares)	-	11	-	-	-	148	-	159
Dividends declared ($0.48 per share)	-	-	(3,208)	-	-	-	-	(3,208)
Stock-based compensation expense	-	36	-	-	98	-	-	134
Change for ESOP related shares	-	-	-	-	-	-	131	131
Balance at March 31, 2023	$6,687	$104,627	$102,701	$(64,292)	$(1,685)	$(630)	$(4,029)	$143,379

The accompanying notes are an integral part of these financial statements.

RIVER FINANCIAL CORPORATION

Unaudited Consolidated Statements of Cash Flows

(in thousands)

	For the Three Months
	Ended March 31,
	2023	2022
Cash Flows From Operating Activities:
Net Income	$5,107	$7,754
Adjustments to reconcile net income to net cash from operating activities:
Provision for credit losses	1,311	-
Provision for losses on foreclosed assets	30	-
Amortization of securities	746	1,173
Accretion of securities	(116)	(128)
Realized net loss on securities available-for-sale	-	588
Accretion of discount on acquired loans	(3)	(3)
Accretion of deferred loan fees / costs	(969)	(910)
Amortization of core deposit intangible asset	186	236
Amortization of debt issuance costs	19	18
Stock-based compensation expense	134	113
Bank owned life insurance income	(310)	(303)
Depreciation and amortization of premises and equipment	666	408
Gain on sales of foreclosed assets	(45)	(15)
Deferred income tax (benefit) expense	(114)	463
(Increase) decrease in operating assets and (decrease) increase in operating liabilities:
Loans held-for-sale	(2,023)	7,289
Accrued interest receivable	(40)	(63)
Other assets	(549)	1,659
Accrued interest payable and other liabilities	1,072	(2,390)
Net cash from operating activities	5,102	15,889
Cash Flows Used For Investing Activities:
Maturity of certificate of deposit	245	-
Activity in securities available-for-sale:
Sales of securities available-for-sale	-	119,950
Maturities, payments, calls of securities available-for-sale	10,072	22,599
Purchases of securities available-for-sale	(4,943)	(151,184)
Activity in securities held-to-maturity:
Maturities, payments, calls of securities held-to-maturity	1,172	1,343
Purchases of securities held-to-maturity	-	(12,764)
Loan principal originations, net	(106,407)	(69,012)
Proceeds from sale of foreclosed assets	426	139
Purchases of premises and equipment	(1,514)	(1,585)
Purchase of restricted equity securities, net	(219)	(266)
Net cash used for investing activities	(101,168)	(90,780)
Cash Flows From Financing Activities:
Net increase in deposits	149,735	102,409
Net decrease in securities sold under agreements to repurchase	8,523	166
Proceeds from Federal Home Loan Bank advances	70,000	-
Repayment of Federal Home Loan Bank advances	(70,000)	-
Proceeds from issuance of note payable	12,000	-
Repayment of Federal Reserve Bank discount window borrowings	(25,000)	-
Proceeds from exercise of common stock options	254	298
Purchase of treasury stock	(472)	(102)
Sale of treasury stock	159	155
Cash dividends	(3,208)	(2,918)
Net cash from financing activities	141,991	100,008
Net Change In Cash And Cash Equivalents	45,925	25,117
Cash and Cash Equivalents At Beginning Of Period	74,826	61,962
Cash and Cash Equivalents At End Of Period	$120,751	$87,079

Supplemental Disclosures Of Cash Flows Information:
Cash Payments For:
Interest paid to depositors	$7,696	$842
Interest paid on borrowings	$1,835	$347
Non-cash investing and financing activities:
Transfer of loans to foreclosed assets	$-	$210
Transfer of securities from available-for-sale to held-to-maturity	$-	$78,047
Restricted stock grant	$53	$1,428

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly River Financial Corporation’s consolidated statements of financial condition, statements of income, statements of comprehensive income (loss), statements of changes in stockholders’ equity and statements of cash flows for the periods presented, and all such adjustments are of a normal recurring nature. All material intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the entire year.

These interim consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and, therefore, certain information and note disclosures normally presented in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) have been omitted or abbreviated. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes as of December 31, 2022, which are contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

Preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying disclosures. These estimates are based on management’s best knowledge of current events and actions the Company may undertake in the future. Estimates are used in accounting for, among other items, the allowance for credit losses, foreclosed asset valuations, useful lives for depreciation and amortization, fair value of financial instruments, deferred taxes, and contingencies. Estimates that are particularly susceptible to significant change for the Company include the determination of the allowance for credit losses, investment securities impairment, and assessment of deferred tax assets and liabilities, and therefore are critical accounting policies. Management does not anticipate any material changes to estimates in the near term. Factors that may cause sensitivity to the aforementioned estimates include but are not limited to: external market factors such as market interest rates and employment rates, changes to operating policies and procedures, economic conditions in our markets, and changes in applicable banking regulations. Actual results may ultimately differ from estimates, although management does not generally believe such differences would materially affect the consolidated financial statements in any individual reporting period presented.

Note 2 – Reclassifications

Certain prior period amounts have been reclassified to conform to the presentation used in 2023. These reclassifications had no material effect on the operations, financial condition or cash flows of the Company.

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

The reconciliation of the components of the basic and diluted earnings per share is as follows (amounts in thousands):

	For the Three Months
	Ended March 31,
	2023	2022
Net earnings available to common shareholders	$5,107	$7,754
Weighted average common shares outstanding	6,666,765	6,625,463
Dilutive effect of stock options	91,882	90,137
Diluted common shares	6,758,647	6,715,600
Basic earnings per common share	$0.77	$1.17
Diluted earnings per common share	$0.76	$1.15

Note 4 – Investment Securities

The following tables summarize the amortized cost and fair value of securities available-for-sale and securities held-to-maturity and the corresponding amounts of unrealized gains and losses recognized in accumulated other comprehensive income (loss) at March 31, 2023 and December 31, 2022 (amounts in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2023:
Securities available-for-sale:
Residential mortgage-backed	$442,009	$183	$(54,314)	$387,878
U.S. treasury securities	130,907	-	(11,233)	119,674
U.S. govt. sponsored enterprises	71,853	-	(5,749)	66,104
State, county, and municipal	89,149	98	(10,227)	79,020
Corporate debt obligations	18,804	13	(1,691)	17,126
Total available-for-sale	$752,722	$294	$(83,214)	$669,802

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2023:
Securities held-to-maturity:
Residential mortgage-backed	$67,566	$-	$(12,129)	$55,437
State, county, and municipal	62,880	-	(12,256)	50,624
Total held-to-maturity	$130,446	$-	$(24,385)	$106,061

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2022:
Securities available-for-sale:
Residential mortgage-backed	$449,348	$-	$(59,311)	$390,037
U.S. treasury securities	130,971	-	(13,342)	117,629
U.S. govt. sponsored enterprises	72,889	-	(6,527)	66,362
State, county, and municipal	87,347	71	(11,555)	75,863
Corporate debt obligations	17,873	16	(1,893)	15,996
Total available-for-sale	$758,428	$87	$(92,628)	$665,887

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2022:
Securities held-to-maturity:
Residential mortgage-backed	$68,688	$-	$(12,624)	$56,064
State, county, and municipal	62,893	-	(13,680)	49,213
Total held-to-maturity	$131,581	$-	$(26,304)	$105,277

The Company reassessed classification of certain investments, and effective February 2022, the Company transferred $75 million of residential mortgage-backed securities from available-for-sale to held-to-maturity. The transfer occurred at fair value. The related unrealized loss of $3.4 million included in accumulated other comprehensive income (loss) remained in accumulated other comprehensive income (loss), to be amortized out of accumulated other comprehensive income (loss) with an offsetting entry to interest income as a yield adjustment through earnings over the remaining term of the securities. No gain or loss was recorded at the time of transfer.

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

The following tables summarize securities with unrealized and unrecognized losses as of March 31, 2023 and December 31, 2022 aggregated by major security type and length of time in a continuous unrealized or unrecognized loss position (amounts in thousands):

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2023:
Securities available-for-sale:
Residential mortgage-backed	$21,213	$799	$362,080	$53,515	$383,293	$54,314
U.S. treasury securities	-	-	119,674	11,233	119,674	11,233
U.S. govt. sponsored enterprises	13,452	79	52,652	5,670	66,104	5,749
State, county & municipal	15,730	864	57,608	9,363	73,338	10,227
Corporate debt obligations	2,426	22	13,246	1,669	15,672	1,691
Total available-for-sale	$52,821	$1,764	$605,260	$81,450	$658,081	$83,214

Securities held-to-maturity:
Residential mortgage-backed	$-	$-	$55,437	$12,129	$55,437	$12,129
State, county & municipal	-	-	45,279	12,256	45,279	12,256
Total held-to-maturity	$-	$-	$100,716	$24,385	$100,716	$24,385

December 31, 2022:
Securities available-for-sale:
Residential mortgage-backed	$133,675	$15,215	$253,994	$44,096	$387,669	$59,311
U.S. treasury securities	-	-	117,629	13,342	117,629	13,342
U.S. govt. sponsored enterprises	32,695	2,449	33,523	4,078	66,218	6,527
State, county & municipal	53,744	7,250	17,905	4,305	71,649	11,555
Corporate debt obligations	3,190	310	11,352	1,583	14,542	1,893
Total available-for-sale	$223,304	$25,224	$434,403	$67,404	$657,707	$92,628

Securities held-to-maturity:
Residential mortgage-backed	$-	$-	$56,064	$12,624	$56,064	$12,624
State, county & municipal	10,057	2,706	33,811	10,974	43,868	13,680
Total held-to-maturity	$10,057	$2,706	$89,875	$23,598	$99,932	$26,304

The Company owned a total of 345 securities with unrealized losses of $107.6 million at March 31, 2023. The unrealized losses were primarily attributable to changes in interest rates, rather than deterioration in credit quality. The individual securities are each investment grade securities. The Company considers factors such as the financial condition of the issuer including credit ratings and specific events affecting the operations of the issuer, volatility of the security, underlying assets that collateralize the debt security, and other industry and macroeconomic conditions. The Company does not intend to sell these securities, and it is more likely than not that the Company will not be required to sell these securities before recovery of the amortized cost. The issuers of these securities continue to make timely principal and interest payments under the contractual terms of the securities. As such, there is no allowance for credit losses on available for sale or held to maturity securities recognized as of March 31, 2023.

As of March 31, 2023 and December 31, 2022, securities with a carrying value of approximately $376.5 million and $242.3 million, respectively, were pledged to secure public deposits as required by law. At March 31, 2023 and December 31, 2022, the carrying value of securities pledged to secure repurchase agreements was approximately $20.5 million and $16.2 million, respectively. At March 31, 2023, the carrying value of securities pledged against other deposits was $8.8 million. There were no securities pledged against other deposits as of December 31, 2022.

During the three months ended March 31, 2023, the Company did not sell any investment securities. During the three months ended March 31, 2022, the Company sold investment securities for proceeds of $120.0 million and realized losses of $588 thousand.

The amortized cost and estimated fair value of debt securities at March 31, 2023 and December 31, 2022, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities for residential mortgage backed securities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties. These securities are therefore not presented by maturity classification.

	March 31, 2023		December 31, 2022
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)		(In Thousands)
Securities available-for-sale
Less than 1 year	$1,000	$999	$1,055	$1,054
1 to 5 years	152,597	139,766	141,565	127,459
5 to 10 years	68,085	61,464	77,174	68,737
After 10 years	89,031	79,695	89,286	78,600
	310,713	281,924	309,080	275,850
Residential mortgage-backed securities	442,009	387,878	449,348	390,037
Total available-for-sale	$752,722	$669,802	$758,428	$665,887

	March 31, 2023		December 31, 2022
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)		(In Thousands)
Securities held-to-maturity
5 to 10 years	$11,932	$9,841	$10,208	$8,118
After 10 years	50,948	40,783	52,685	41,095
	62,880	50,624	62,893	49,213
Residential mortgage-backed securities	67,566	55,437	68,688	56,064
Total held-to-maturity	$130,446	$106,061	$131,581	$105,277

Note 5 – Loans, Allowance for Credit Losses and Credit Quality

Major classifications of loans at March 31, 2023 and December 31, 2022 are summarized as follows (amounts in thousands):

	March 31, 2023		December 31, 2022
	Amount	% of Total	Amount	% of Total
Residential real estate:
Closed-end 1-4 family - first lien	$612,574	32.5%	$573,033	32.2%
Closed-end 1-4 family - junior lien	11,069	0.6%	9,422	0.5%
Multi-family	15,216	0.7%	14,106	0.8%
Total residential real estate	638,859	33.8%	596,561	33.5%
Commercial real estate:
Nonfarm nonresidential	530,243	28.1%	497,766	28.0%
Farmland	55,776	3.0%	53,691	3.0%
Total commercial real estate	586,019	31.1%	551,457	31.0%
Construction and land development:
Residential	131,194	7.0%	121,363	6.8%
Other	140,206	7.4%	135,127	7.6%
Total construction and land development	271,400	14.4%	256,490	14.4%
Home equity lines of credit	69,227	3.7%	64,215	3.6%
Commercial loans:
Other commercial loans	212,462	11.3%	193,053	10.9%
Agricultural	46,942	2.5%	56,946	3.2%
State, county, and municipal loans	40,951	2.2%	40,964	2.3%
Total commercial loans	300,355	16.0%	290,963	16.4%
Consumer loans	51,157	2.7%	49,592	2.8%
Total gross loans	1,917,017	101.7%	1,809,278	101.7%
Allowance for credit losses	(25,714)	-1.4%	(24,310)	-1.4%
Net discounts	(179)	0.0%	(279)	0.0%
Net deferred loan fees	(6,324)	-0.3%	(5,872)	-0.3%
Net loans	$1,884,800	100.0%	$1,778,817	100.0%

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

The loan portfolio has been disaggregated into segments and then further disaggregated into classes for certain disclosures. A portfolio segment is defined as the level at which an entity develops and documents a systematic method for determining its allowance for credit losses. There are three primary loan portfolio segments that include real estate, commercial, and consumer. A class is generally determined based on the initial measurement attribute, risk characteristic of the loan, and the Company’s method for monitoring and assessing credit risk. Classes within the real estate portfolio segment include residential real estate, commercial real estate, construction and land development and home equity lines of credit. The portfolio segments of non-real estate commercial loans and consumer loans have not been further segregated by class.

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

Under the current expected credit losses (CECL) methodology, the allowance for credit losses is measured on a collective basis for pools of loans with similar risk characteristics. For loans that do not share similar risk characteristics with the collectively evaluated pools, evaluations are performed on an individual basis. For all loan segments collectively evaluated, losses are predicted over a period of time determined to be reasonable and supportable, and at the end of the reasonable and supportable forecast period losses are reverted to long-term historical averages. The estimated loan losses for all loan segments are adjusted for changes in qualitative factors not inherently considered in the quantitative analyses.

The Company uses the discounted cash flow (DCF) method in determining the expected loss percentage for loans which fall within the loan portfolio that are not individually assessed. The DCF projects future cash flows over the life of the loan portfolio. Probability of default and loss given default are two key components in calculating losses in the DCF model. Consisent forecasts of the loss drivers are used across the loan segments.

The following tables present the balance in the allowance for credit losses by portfolio segment. It also includes the balance in the allowance for credit losses and the recorded investment in loans by portfolio segment and based on impairment method for the periods indicated below (amounts in thousands).

	Real Estate Mortgage Loans
			Construction	Home Equity
			and Land	Lines
Allowance for Credit Losses	Residential	Commercial	Development	Of Credit	Commercial	Consumer	Total
Balance - December 31, 2022 prior to adoption of ASC 326	$5,088	$10,057	$3,377	$562	$4,778	$448	$24,310
Impact of adopting ASC 326	-	-	-	-	73	7	80
Provision for credit loss expense	253	892	138	156	(208)	80	1,311
Loan charge-offs	-	-	-	-	(67)	(34)	(101)
Loan recoveries	-	77	-	-	33	4	114
Balance - March 31, 2023	$5,341	$11,026	$3,515	$718	$4,609	$505	$25,714

Ending balance:
Individually evaluated for impairment	$-	$693	$-	$-	$312	$42	$1,047
Collectively evaluated for impairment	5,341	10,333	3,515	718	4,297	463	24,667
Total	$5,341	$11,026	$3,515	$718	$4,609	$505	$25,714

Loans:
Individually evaluated for impairment	$1,818	$6,729	$177	$-	$591	$42	$9,357
Collectively evaluated for impairment	637,041	579,290	271,223	69,227	299,764	51,115	1,907,660
Total	$638,859	$586,019	$271,400	$69,227	$300,355	$51,157	$1,917,017

	Real Estate Mortgage Loans
			Construction	Home Equity
			and Land	Lines
Allowance for Loan Losses	Residential	Commercial	Development	Of Credit	Commercial	Consumer	Total
Balance - December 31, 2021	$2,596	$8,038	$2,992	$396	$6,486	$414	$20,922
Provision (credit) for loan losses	112	251	(28)	17	(354)	2	-
Loan charge-offs	-	-	-	-	(62)	-	(62)
Loan recoveries	-	5	4	-	16	9	34
Balance - March 31, 2022	$2,708	$8,294	$2,968	$413	$6,086	$425	$20,894

Ending balance:
Individually evaluated for impairment	$42	$-	$115	$-	$48	$105	$310
Collectively evaluated for impairment	2,666	8,294	2,853	413	6,038	320	20,584
Total	$2,708	$8,294	$2,968	$413	$6,086	$425	$20,894

Loans:
Individually evaluated for impairment	$1,928	$5,780	$408	$102	$270	$106	$8,594
Collectively evaluated for impairment	355,972	426,549	208,042	51,662	248,166	42,952	1,333,343
Acquired loans with deteriorated credit quality	11	-	7	-	-	-	18
Total	$357,911	$432,329	$208,457	$51,764	$248,436	$43,058	$1,341,955

The Company's unfunded lending commitments are unconditionally cancellable and therefore no allowance for credit losses has been recorded.

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

The allowance for credit losses represents management’s estimate of lifetime credit losses inherent in loans as of the balance sheet date. The allowance for credit losses is estimated by management using relevant available information, from both internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. The Bank measures expected credit losses for loans on a pooled basis when similar risk characteristics exist. Generally, collectively assessed loans are grouped by call report code and then risk grade grouping. Risk grade is grouped within each call report code by pass, watch, special mention, substandard, and doubtful. Other loan types are separated into their own cohorts due to specific risk characteristics for that pool of loans.

The Bank has elected a non-discounted cash flow methodology with a probability of default (“PD”) and loss-given default (“LGD”) for all cohorts. The PD calculation looks at the historical loan portfolio at particular points in time (each month during the lookback period) to determine the probability that loans in a certain cohort will default over the next 12-month period. A default is defined as a loan that has moved to past due 90 days and greater, nonaccrual status, or experienced a charge-off during the period. Currently, the Bank’s historical data is insufficient due to a minimal amount of default activity or zero defaults, therefore management uses index PDs comprised of rates derived from the PD experience of other community banks in place of the Bank’s historical PDs.

The LGD calculation looks at actual losses (net charge-offs) experienced over the entire lookback period for each cohort of loans. The aggregate loss amount is divided by the exposure at default to determine an LGD rate. All defaults (non-accrual, charge-off, or greater than 90 days past due) occurring during the lookback period are included in the denominator, whether a loss occurred or not and exposure at default is determined by the loan balance immediately preceding the default event (i.e. nonaccrual or charge-off). Due to the very limited charge-off history, management uses index LGDs comprised of rates derived from the LGD experience of other community banks in place of the Bank’s historical LGDs.

The Bank utilizes reasonable and supportable forecasts of future economic conditions when estimating the allowance for credit losses on loans. The calculation includes a 12-month PD forecast based on the peer index regression model comparing peer defaults to the national unemployment rate. After the forecast period, PD rates revert on a straight-line basis back to long-term historical average rates over 12 months.

The Bank recognizes that all significant factors that affect the collectability of the loan portfolio must be considered to determine the estimated credit losses as of the evaluation date. Furthermore, the methodology, in and of itself and even when selectively adjusted by comparison to market and peer data, does not provide a sufficient basis to determine the estimated credit losses. The Bank adjusts the modeled historical losses by a Qualitative adjustment to incorporate all significant risks to form a sufficient basis to estimate the credit losses. These qualitative adjustments may increase or reduce reserve levels and include adjustments for lending management experience, loan review and audit results, asset quality and portfolio trends, loan portfolio growth, and concentrations, trends in underlying collateral, as well as external factors and economic conditions not already captured.

Loans that do not share risk characteristics are evaluated on an individual basis. Generally, this population includes loans on non-accrual status, however, they can also include any loan that does not share risk characteristics with its respective pool. When management determines that foreclosure is probable and the borrower is experiencing financial difficulty, the expected credit losses are based on the fair value of the collateral at the reporting date unadjusted for selling costs as appropriate. When the expected source of repayment is from a source other than the underlying collateral, impairment will generally be measured based on the present value of expected proceeds discounted at the contractual interest rate.

The loss allocations for individually assessed and collectively assessed loans are totaled to determine the total required allowance for credit losses. This total is compared to the current allowance on the Bank’s books and adjustments made accordingly by a charge or credit to the provision for credit losses.

Treatment of Pandemic-related Loan Modifications Pursuant to the CARES Act and Interagency Statement

Section 4013 of the CARES Act, enacted on March 27, 2020, provided that, from the period beginning March 1, 2020 until the earlier of December 31, 2020 or the date that is 60 days after the date on which the national emergency concerning the COVID-19 pandemic declared by the President of the United States under the National Emergencies Act terminates (the “applicable period”), we may elect to suspend GAAP for loan modifications related to the pandemic that would otherwise be categorized as troubled debt restructurings (TDR) and suspend any determination of a loan modified as a result of the effects of the pandemic as being a TDR, including impairment for accounting purposes. The suspension wasapplicable for the term of the loan modification that occurred during the applicable period for a loan that was not more than 30 days past due as of December 31, 2019. The suspension was not applicable to any adverse impact on the credit of a borrower that was not related to the pandemic.

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

We have received requests from our borrowers for loan and lease deferrals and modifications including the deferral of principal payments or the deferral of principal and interest payments for terms generally around 90-180 days. Requests are evaluated individually and approved modifications are based on the unique circumstances of each borrower. In total, the Bank placed approximately $167 million of loans on a loan deferral plan as part of COVID-19 modifications. As of March 31, 2023, however, none of these loans remain on deferral. In accordance with Section 4013 of the CARES Act and the interagency statement, we have not accounted for such loans as TDRs, nor have we designated them as past due or nonaccrual. The risk ratings for these loans are evaluated regularly and evaluated for impairment if deemed necessary.

The following table presents collateral dependent impaired loans by class of loans as of March 31, 2023 (amounts in thousands). Purchased credit-impaired loans are not included in these tables because they are carried at fair value and accordingly have no related associated allowance. Collateral dependent loans are loans for which the repayment is expected to be provided substantially through the operation or sale of the collateral and the borrower is experiencing financial difficulty. The Company reviews individually evaluated loans for designation as collateral dependent loans, as well as other loans that management of the Company designates as having higher risk. These loans do not share common risk characteristics and are not included within the collectively evaluated loans for determining the allowance for credit losses. The Company considers all impaired loans to be collateral dependent.

Nonaccruing Impaired Loans	Unpaid Principal Balance	Recorded Investment	Impaired Loans With No Allowance	Impaired Loans With Allowance	Allowance for Credit Losses
Mortgage loans on real estate:
Residential real estate	$733	$733	$733	$-	$-
Commercial real estate	2,873	2,873	364	2,509	693
Construction and land development	-	-	-	-	-
Total mortgage loans on real estate	3,606	3,606	1,097	2,509	693
Home equity lines of credit	-	-	-	-	-
Commercial loans	558	558	-	558	279
Consumer loans	-	-	-	-	-
Total Loans	$4,164	$4,164	$1,097	$3,067	$972

Accruing Impaired Loans	Unpaid Principal Balance	Recorded Investment	Impaired Loans With No Allowance	Impaired Loans With Allowance	Allowance for Credit Losses
Mortgage loans on real estate:
Residential real estate	$1,085	$1,085	$1,085	$-	$-
Commercial real estate	3,856	3,856	3,856	-	-
Construction and land development	177	177	177	-	-
Total mortgage loans on real estate	5,118	5,118	5,118	-	-
Home equity lines of credit	-	-	-	-	-
Commercial loans	33	33	-	33	33
Consumer loans	42	42	-	42	42
Total Loans	$5,193	$5,193	$5,118	$75	$75

Total Impaired Loans	Unpaid Principal Balance	Recorded Investment	Impaired Loans With No Allowance	Impaired Loans With Allowance	Allowance for Credit Losses
Mortgage loans on real estate:
Residential real estate	$1,818	$1,818	$1,818	$-	$-
Commercial real estate	6,729	6,729	4,220	2,509	693
Construction and land development	177	177	177	-	-
Total mortgage loans on real estate	8,724	8,724	6,215	2,509	693
Home equity lines of credit	-	-	-	-	-
Commercial loans	591	591	-	591	312
Consumer loans	42	42	-	42	42
Total Loans	$9,357	$9,357	$6,215	$3,142	$1,047

The following table presents collateral dependent impaired loans by class of loans as of December 31, 2022 (amounts in thousands). Purchased credit-impaired loans are not included in these tables because they are carried at fair value and accordingly have no related associated allowance.

Nonaccruing Impaired Loans	Unpaid Principal Balance	Recorded Investment	Impaired Loans With No Allowance	Impaired Loans With Allowance	Allowance for Loan Losses
Mortgage loans on real estate:
Residential real estate	$239	$239	$239	$-	$-
Commercial real estate	599	599	373	226	241
Construction and land development	-	-	-	-	-
Total mortgage loans on real estate	838	838	612	226	241
Home equity lines of credit	-	-	-	-	-
Commercial loans	-	-	-	-	-
Consumer loans	-	-	-	-	-
Total Loans	$838	$838	$612	$226	$241

Accruing Impaired Loans	Unpaid Principal Balance	Recorded Investment	Impaired Loans With No Allowance	Impaired Loans With Allowance	Allowance for Loan Losses
Mortgage loans on real estate:
Residential real estate	$1,012	$1,012	$1,012	$-	$-
Commercial real estate	6,178	6,178	6,178	-	-
Construction and land development	190	190	190	-	-
Total mortgage loans on real estate	7,380	7,380	7,380	-	-
Home equity lines of credit	-	-	-	-	-
Commercial loans	595	595	-	595	317
Consumer loans	47	47	-	47	47
Total Loans	$8,022	$8,022	$7,380	$642	$364

Total Impaired Loans	Unpaid Principal Balance	Recorded Investment	Impaired Loans With No Allowance	Impaired Loans With Allowance	Allowance for Loan Losses
Mortgage loans on real estate:
Residential real estate	$1,251	$1,251	$1,251	$-	$-
Commercial real estate	6,777	6,777	6,551	226	241
Construction and land development	190	190	190	-	-
Total mortgage loans on real estate	8,218	8,218	7,992	226	241
Home equity lines of credit	-	-	-	-	-
Commercial loans	595	595	-	595	317
Consumer loans	47	47	-	47	47
Total Loans	$8,860	$8,860	$7,992	$868	$605

The following table presents the average recorded investment in impaired loans and the interest income recognized on impaired loans in the three months ended March 31, 2023 and 2022 by loan category (amounts in thousands).

	Three Months Ended			Three Months Ended
	March 31, 2023			March 31, 2022
	Average	Ending		Average	Ending
	Recorded	Recorded	Interest	Recorded	Recorded	Interest
	Investment	Investment	Income	Investment	Investment	Income
Mortgage loans on real estate:
Residential real estate	$1,535	$1,818	$14	$1,462	$1,928	$5
Commercial real estate	6,753	6,729	117	5,853	5,780	130
Construction and land development	184	177	4	439	408	5
Total mortgage loans on real estate	8,472	8,724	135	7,754	8,116	140
Home equity lines of credit	-	-	-	202	102	1
Commercial loans	593	591	1	307	270	4
Consumer loans	44	42	1	113	106	1
Total Loans	$9,109	$9,357	$137	$8,376	$8,594	$146

The following tables present the performance status of loans as of March 31, 2023 and December 31, 2022, by class of loans (amounts in thousands).

As of March 31, 2023	Performing	Nonperforming	Total
Mortgage loans on real estate:
Residential real estate	$637,636	$1,223	$638,859
Commercial real estate	583,146	2,873	586,019
Construction and land development	271,392	8	271,400
Total mortgage loans on real estate	1,492,174	4,104	1,496,278
Home equity lines of credit	69,178	49	69,227
Commercial loans	299,797	558	300,355
Consumer loans	51,154	3	51,157
Total Loans	$1,912,303	$4,714	$1,917,017

As of December 31, 2022	Performing	Nonperforming	Total
Mortgage loans on real estate:
Residential real estate	$595,792	$769	$596,561
Commercial real estate	550,858	599	551,457
Construction and land development	256,481	9	256,490
Total mortgage loans on real estate	1,403,131	1,377	1,404,508
Home equity lines of credit	64,166	49	64,215
Commercial loans	290,897	66	290,963
Consumer loans	49,590	2	49,592
Total Loans	$1,807,784	$1,494	$1,809,278

The following tables present the aging of loans and non-accrual loans as of March 31, 2023 and December 31, 2022, by class of loans (amounts in thousands).

	Accruing Loans
As of March 31, 2023	Current	30-89 Days Past Due	90+ Days Past Due	Nonaccrual Loans	Total Loans	Nonaccrual With No ACL
Mortgage loans on real estate:
Residential real estate	$636,697	$939	$-	$1,223	$638,859	$1,223
Commercial real estate	582,863	283	-	2,873	586,019	364
Construction and land development	270,948	444	-	8	271,400	8
Total mortgage loans on real estate	1,490,508	1,666	-	4,104	1,496,278	1,595
Home equity lines of credit	68,728	450	-	49	69,227	49
Commercial loans	299,410	387	-	558	300,355	-
Consumer loans	50,815	339	-	3	51,157	3
Total Loans	$1,909,461	$2,842	$-	$4,714	$1,917,017	$1,647

	Accruing Loans
As of December 31, 2022	Current	30-89 Days Past Due	90+ Days Past Due	Nonaccrual Loans	Total Loans	Nonaccrual With No ACL
Mortgage loans on real estate:
Residential real estate	$594,055	$1,737	$72	$697	$596,561	$454
Commercial real estate	545,354	5,504	-	599	551,457	-
Construction and land development	255,989	492	-	9	256,490	9
Total mortgage loans on real estate	1,395,398	7,733	72	1,305	1,404,508	463
Home equity lines of credit	64,016	150	-	49	64,215	26
Commercial loans	290,485	412	66	-	290,963	-
Consumer loans	49,251	339	-	2	49,592	2
Total Loans	$1,799,150	$8,634	$138	$1,356	$1,809,278	$491

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

The following table presents loan balances classified by credit quality indicator, loan type and based on year of origination as of March 31, 2023 (amounts in thousands).

	2023	2022	2021	2020	2019	Prior	Revolving Loans	Total
Residential real estate
Pass	$54,339	$320,455	$131,200	$77,618	$19,998	$29,612	$-	$633,222
Special Mention	355	1,653	543	96	28	328	-	3,003
Substandard	37	900	252	343	547	555	-	2,634
Doubtful	-	-	-	-	-	-	-	-
Total residential real estate	$54,731	$323,008	$131,995	$78,057	$20,573	$30,495	$-	$638,859
Commercial real estate
Pass	$31,735	$197,039	$109,805	$103,497	$50,447	$82,549	$-	$575,072
Special Mention	435	-	-	1,201	-	2,388	-	4,024
Substandard	199	784	262	48	52	5,578	-	6,923
Doubtful	-	-	-	-	-	-	-	-
Total commercial real estate	$32,369	$197,823	$110,067	$104,746	$50,499	$90,515	$-	$586,019
Construction and land development
Pass	$23,340	$181,482	$47,033	$7,288	$3,156	$8,026	$-	$270,325
Special Mention	211	387	240	-	25	14	-	877
Substandard	-	177	8	12	-	1	-	198
Doubtful	-	-	-	-	-	-	-	-
Total construction and land development	$23,551	$182,046	$47,281	$7,300	$3,181	$8,041	$-	$271,400
Home equity lines of credit
Pass	$7,604	$27,273	$12,725	$6,106	$3,492	$11,712	$-	$68,912
Special Mention	-	210	-	-	-	-	-	210
Substandard	-	-	-	-	-	105	-	105
Doubtful	-	-	-	-	-	-	-	-
Total home equity lines of credit	$7,604	$27,483	$12,725	$6,106	$3,492	$11,817	$-	$69,227
Commercial loans
Pass	$29,909	$116,270	$61,143	$51,206	$13,384	$20,959	$-	$292,871
Special Mention	142	572	509	1,055	209	4,330	-	6,817
Substandard	76	-	-	28	-	563	-	667
Doubtful	-	-	-	-	-	-	-	-
Total commercial loans	$30,127	$116,842	$61,652	$52,289	$13,593	$25,852	$-	$300,355
Consumer loans
Pass	$6,721	$20,932	$11,799	$5,136	$2,929	$3,289	$-	$50,806
Special Mention	8	163	37	21	8	6	-	243
Substandard	-	23	31	9	-	45	-	108
Doubtful	-	-	-	-	-	-	-	-
Total consumer loans	$6,729	$21,118	$11,867	$5,166	$2,937	$3,340	$-	$51,157
Total Loans
Pass	$153,648	$863,451	$373,705	$250,851	$93,406	$156,147	$-	$1,891,208
Special Mention	1,151	2,985	1,329	2,373	270	7,066	-	15,174
Substandard	312	1,884	553	440	599	6,847	-	10,635
Doubtful	-	-	-	-	-	-	-	-
Total loans	$155,111	$868,320	$375,587	$253,664	$94,275	$170,060	$-	$1,917,017

As of December 31, 2022, the risk category of loans by class of loans is as follows (amounts in thousands):

As of December 31, 2022	Pass	Special Mention	Substandard	Doubtful	Total
Mortgage loans on real estate:
Residential real estate	$591,882	$2,648	$2,031	$-	$596,561
Commercial real estate	539,777	4,706	6,974	-	551,457
Construction and land development	256,200	77	213	-	256,490
Total mortgage loans on real estate	1,387,859	7,431	9,218	-	1,404,508
Home equity lines of credit	63,861	212	142	-	64,215
Commercial loans	283,359	7,008	596	-	290,963
Consumer loans	49,206	238	148	-	49,592
Total Loans	$1,784,285	$14,889	$10,104	$-	$1,809,278

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

Loans and mortgage loans held for sale – The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for credit losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. When a loan is identified as individually impaired, management measures impairment using one of three methods. These methods include collateral value, market value of similar debt, and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. As of March 31, 2023 and December 31, 2022, impaired loans were evaluated based on the fair value of the collateral. Impaired loans for which an allowance is established based on the fair value of collateral, or loans that were charged down according to the fair value of collateral, require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price, the Company records the impaired loan as nonrecurring Level 2. When the fair value is based on an appraised value, the Company records the impaired loan as nonrecurring Level 3.

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

Note payable - For disclosure purposes, the carrying amount of the note payable approximates fair value.

Federal Reserve Bank Discount Window Borrowings – For disclosure purposes, the fair value of the Federal Reserve Bank discount window borrowings is based on the quoted value for similar remaining maturities provided by the Federal Reserve Bank.

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

Assets and liabilities measured at fair value on a recurring basis – The only assets and liabilities measured at fair value on a recurring basis are our securities available-for-sale. There were no transfers between levels during the period. Information related to the Company’s assets and liabilities measured at fair value on a recurring basis at March 31, 2023 and December 31, 2022 is as follows: (amounts in thousands)

	Fair Value Measurements At Reporting Date Using:
March 31, 2023	Fair Value	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Securities available-for-sale:
Residential mortgage -backed	$387,878	$-	$387,878	$-
U.S. treasury securities	119,674	-	119,674	-
U.S. government sponsored enterprises	66,104	-	66,104	-
State, county, and municipal	79,020	-	79,020	-
Corporate debt obligations	17,126	-	11,421	5,705
Totals	$669,802	$-	$664,097	$5,705

	Fair Value Measurements At Reporting Date Using:
December 31, 2022	Fair Value	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Securities available-for-sale:
Residential mortgage -backed	$390,037	$-	$390,037	$-
U.S. treasury securities	117,629	-	117,629	-
U.S. government sponsored enterprises	66,362	-	66,362	-
State, county, and municipal	75,863	-	75,863	-
Corporate debt obligations	15,996	-	10,375	5,621
Totals	$665,887	$-	$660,266	$5,621

The Company's policy is to recognize transfers in and transfers out of levels 1, 2, and 3 as of the end of a reporting period. There were no transfers between levels from December 31, 2022 to March 31, 2023 (amounts in thousands):

	Significant Unobservable Inputs (Level 3)
	March 31, 2023	December 31, 2022
Fair value, beginning of period	$5,621	$-
Transfers into Level 3	-	5,621
Changes in unrealized gains/losses included in other comprehensive income (loss) for assets and liabilities still held at period-end	84	-
Fair value, end of period	$5,705	$5,621

Assets measured at fair value on a nonrecurring basis – The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. GAAP. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a nonrecurring basis are included in the table below as of March 31, 2023 and December 31, 2022 (amounts in thousands):

	Fair Value Measurements At Reporting Date Using:
March 31, 2023	Fair Value	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$8,310	$-	$-	$8,310
Foreclosed assets	198	-	-	198
Totals	$8,508	$-	$-	$8,508

December 31, 2022	Fair Value	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$8,255	$-	$-	$8,255
Foreclosed assets	609	-	-	609
Totals	$8,864	$-	$-	$8,864

The Company has estimated the fair values of these assets using Level 3 inputs, specifically the appraised value of the collateral. Impaired loan balances represent those collateral dependent impaired loans where management has estimated the credit loss by comparing the loan’s carrying value against the expected realizable fair value of the impaired loan for the amount of the credit loss. For Level 3 assets measured at fair value on a non-recurring basis as of March 31, 2023 and December 31, 2022 for the valuation technique, we used appraisals. For the significant unobservable input, we used appraisal discounts, and weighted average input of 15-20% was used for the period ended March 31, 2023 and December 31, 2022.

The estimated fair values, and related carrying or notional amounts, of the Company’s financial instruments as of March 31, 2023 and December 31, 2022 are as follows (amounts in thousands):

		Estimated Fair Value
March 31, 2023	Carrying Amount	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$120,751	$120,751	$-	$-
Certificates of deposit in banks	3,920	-	3,920	-
Securities held-to-maturity	130,446	-	106,061	-
Securities available-for-sale	669,802	-	664,097	5,705
Loans held-for-sale	5,439	-	5,439	-
Loans receivable	1,884,800	-	1,837,165	8,310
Accrued interest receivable	10,123	-	10,123	-
Bank owned life insurance	46,705	-	46,705	-
Restricted equity securities	5,904	-	-	5,904
Financial liabilities:
Deposits	2,663,934	-	2,484,072	-
Securities sold under agreements to repurchase	16,704	-	16,704	-
Federal Home Loan Bank advances	95,000	-	95,159	-
Note payable	12,000		12,000
Subordinated debentures	39,437	-	31,239	-
Accrued interest payable	1,031	-	1,031	-

		Estimated Fair Value
December 31, 2022	Carrying Amount	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$74,826	$74,826	$-	$-
Certificates of deposit in banks	4,165	-	4,165	-
Securities held-to-maturity	131,581	-	105,277	-
Securities available-for-sale	665,887	-	660,266	5,621
Loans held-for-sale	3,413	-	3,413	-
Loans receivable	1,778,817	-	1,708,410	8,255
Accrued interest receivable	10,083	-	10,083	-
Bank owned life insurance	46,395	-	46,395	-
Restricted equity securities	5,685	-	-	5,685
Financial liabilities:
Deposits	2,514,199	-	2,307,026	-
Securities sold under agreements to repurchase	8,181	-	8,181	-
Federal Home Loan Bank advances	95,000	-	95,091	-
Federal Reserve Bank discount window borrowings	25,000	-	25,000	-
Subordinated debentures	39,419	-	31,039	-
Accrued interest payable	1,296	-	1,296	-

The estimated fair values of the standby letters of credit and loan commitments on which the committed interest rate is less than the current market rate are insignificant as of March 31, 2023 and December 31, 2022.

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

Note 7 – Recently Adopted Accounting Pronouncements

In March 2022, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2022-02, Financial Instruments—Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. The amendments eliminate the accounting guidance for TDR recognition in Subtopic 310-40, Receivables – Trouble Debt Restructurings by Creditors by entities that have adopted ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. For public business entities, the amendments require disclosure of current-period gross write-offs by year of origination for financing receivables and net investment in leases within the scope of Subtopic 326-20. Gross write-off information must be included in the vintage disclosures required for public business entities in accordance with paragraph 326-20-50-6, which requires that an entity disclose the amortized cost basis of financing receivables by credit quality indicator and class of financing receivable by year of origination. The Company adopted ASU 2022-02 effective January 1, 2023 on a prospective basis. Adoption of ASU 2022-02 did not have a material impact on the Company’s consolidated financial statements.

On January 1, 2023, the Company adopted ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”, as amended, which replaces the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss methodology. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loan receivables and held-to-maturity debt securities. It also applies to off-balance sheet credit exposures not accounted for as insurance and net investments in leases recognized by a lessor in accordance with Topic 842 on leases. In addition, ASC 326 made changes to the accounting for available-for-sale debt securities. One such change is to require credit losses to be presented as an allowance rather than as a write-down on available-for-sale debt securities management does not intend to sell or believes that it is more likely than not they will be required to sell.

The Company adopted ASC 326 using the modified retrospective method for all financial assets measured at amortized cost and off-balance sheet credit exposures. Results for reporting periods beginning after January 1, 2023 are presented under ASC 326 while prior period amounts continue to be reported in accordance with previously applicable GAAP.

The Company adopted ASC 326 using the prospective transition approach for financial assets purchased with credit deterioration ("PCD") that were previously classified as purchased credit impaired ("PCI") and accounted for under ASC 310-30. In accordance with the standard, management did not reassess whether PCI assets met the criteria of PCD assets as of the date of adoption.

Note 8 – Recently Issued Accounting Pronouncements

In March 2023, the FASB issued ASU 2023-02, Investments-Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method. These amendments allow entities to elect to account for qualifying tax equity investments using the proportional amortization method, regardless of the program giving rise to the related income tax credits. The ASU responds to stakeholder feedback that the proportional amortization method provides investors and other allocators of capital with a better understanding of the returns from investments that are made primarily for the purpose of receiving income tax credits and other income tax benefits. ASU 2023-02 is effective for public entities for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted for all entities in any interim period. The Company is assessing its tax credit investments for whether they qualify for proportional amortization treatment and plans to adopt the amendments soon after. The Company does not currently believe the amendments will have a material impact on its consolidated financial statements.

Note 9 – Defined Contribution Plan

The Company provides a 401(k) employee stock ownership plan (ESOP), which covers substantially all of the Company’s employees who are eligible, as to age and length of service. A participant may elect to make contributions up to $22.5 thousand and $20.5 thousand of the participant’s annual compensation in 2023 and 2022, respectively. The Company makes contributions up to 3% of each participant’s annual compensation and the Company matches 50% of the next 2% contributed by the employee. Contributions to the plan by the Company were approximately $198 thousand and $194 thousand for the three months ended March 31, 2023 and 2022, respectively. Outstanding shares of the Company’s common stock allocated to participants at March 31, 2023 and December 31, 2022 totaled 154,997 and 154,997 shares respectively, and there were no unallocated shares. These shares are treated as outstanding for purposes of calculating earnings per share and dividends on these shares are included in the Consolidated Statements of Stockholders’ Equity.

The Company’s ESOP includes a put option for shares of the Company’s common stock distributed from the ESOP. Shares are distributed from the ESOP primarily to separate vested participants and certain eligible participants who elect to diversify their account balances. Since the Company’s common stock is not currently traded on an established securities market, if the owners of distributed shares desire to sell their shares, the Company is required to purchase the shares at fair value during two put option periods following the distribution of the shares from the ESOP. The first put option period is within sixty days following the distribution of the shares from the ESOP. The second put option period begins on the first day of the fifth month of the plan year for a sixty day period. The fair value of distributed shares subject to the put option totaled $0 as of March 31, 2023 and December 31, 2022. The cost of the ESOP shares totaled $4.03 million and $4.16 million as of March 31, 2023 and December 31, 2022, respectively. Due to the Company’s obligation under the put option, the distributed shares and ESOP shares are classified as temporary equity in the mezzanine section of the consolidated statements of financial condition and totaled $4.03 million and $4.16 million as of March 31, 2023 and December 31, 2022, respectively. The fair value of the ESOP shares totaled $5.93 million and $5.93 million as of March 31, 2023 and December 31, 2022, respectively.

Note 10 – Loans Held for Sale

The Company has entered into agreements with secondary market investors to deliver loans on a “best efforts delivery” basis. When a rate is committed to a borrower, it is based on the best price that day and locked with the investor for the customer for a thirty day period. In the event the loan is not delivered to the investor, the Company has no risk or exposure with the investor. The fair values of the Company’s agreements with investors and rate lock commitments to customers as of March 31, 2023 and December 31, 2022, respectively, were not material.

Note 11 – Leases

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

Lease Right-of-Use Assets	Classification on Consolidated Statement of Condition	March 31, 2023	December 31, 2022
Operating lease right-of-use assets	Other Assets	$3,460	$3,582

Lease Liabilities	Classification on Consolidated Statement of Condition	March 31, 2023	December 31, 2022
Operating lease liabilities	Accrued interest payable and other liabilities	$3,604	$3,716

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

	March 31, 2023	December 31, 2022
Weighted-average remaining lease term for operating leases	9.51 Years	9.62 Years
Weighted-average discount rate for operating leases	6.00%	6.00%

Future minimum payments for operating leases with initial or remaining terms of one year or more as of March 31, 2023 are as follows:

Operating Leases
April 1, 2023 - March 31, 2024	$764
April 1, 2024 - March 31, 2025	680
April 1, 2025 - March 31, 2026	563
April 1, 2026 - March 31, 2027	440
April 1, 2027 - March 31, 2028	401
Afterward	2,082
Total future minimum lease payments	4,930
Amounts representing interest	(1,326)
Present value of net future minimum lease payments	$3,604

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with our condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q, as well as our audited consolidated financial statements and related notes thereto for the year ended December 31, 2022, which are contained in the Annual Report on Form 10-K for the year ended December 31, 2022. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions that could cause actual results to differ materially from our expectations. Factors that could cause such differences are discussed in our 2022 Annual Report on Form 10-K under “Part I, Item 1A - Risk Factors.” We assume no obligation to update any of these forward-looking statements.

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

Paycheck Protection Program

The Bank participated as a lender in the Small Business Administration’s (SBA) Paycheck Protection Program (PPP) as established by the Coronavirus Aid, Relief, and Economic Security (CARES) Act. The PPP was established under the CARES Act to provide unsecured low interest rate loans to small businesses that have been impacted by the COVID-19 pandemic. The PPP loans are 100% guaranteed by the SBA. The loans have a fixed interest rate of 1% and payments of interest and principal are deferred until the earlier of the date the SBA remits the forgiveness amount to the lender, the forgiveness application is denied, or if no forgiveness application is filed, ten months from the end of the covered period. If originated before June 5, 2020, loans matured two years from origination, and if origination occurred on or after June 5, 2020, loans mature five years from origination. PPP loans are forgiven by the SBA (which makes forgiveness payments directly to the lender) to the extent the borrower uses the proceeds of the loan for certain purposes (primarily to fund payroll costs) during a certain time period following origination and maintains certain employee and compensation levels. Lenders receive processing fees from the SBA for originating the PPP loans which were based on a percentage of the loan amount. On December 27, 2020, legislation was enacted that renewed the PPP and allocated additional appropriations for both new first-time PPP loans under the existing PPP and second-draw PPP loans for certain eligible borrowers that had previously received a PPP loan. As of March 31, 2023, the Bank has approximately 21 PPP loans in the aggregate amount of approximately $633 thousand outstanding. At December 31, 2022, the Bank had approximately 27 PPP loans in the aggregate amount of approximately $781 thousand outstanding.

Our Business

We are a bank holding company headquartered in Prattville, Alabama. We engage in the business of banking through our wholly-owned banking subsidiary, River Bank & Trust, which we may refer to as the “Bank” or “River Bank.” Through the Bank, we provide a broad array of financial services to businesses, business owners, professionals, and consumers. As of March 31, 2023, we operated twenty-two full-service banking offices in Alabama in the cities of Montgomery, Prattville, Millbrook, Wetumpka, Auburn, Opelika, Gadsden, Alexander City, Daphne, Clanton, Dothan, Enterprise, Mobile, Decatur, Huntsville, Saraland, and Birmingham, Alabama.

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

Overview of First Quarter 2023 Results

Net income was $5.1 million in the quarter ended March 31, 2023, compared with $7.8 million in the quarter ended March 31, 2022. Several significant measures from the 2023 first quarter include:

•
Net interest margin (taxable equivalent) of 2.78%, compared with 3.22% for the first quarter of 2022.
•
Net interest income increase of $1.1 million for the quarter ended March 31, 2023, representing a 6.14% rate of increase over the quarter ended March 31, 2022.
•
Annualized return on average earning assets for the quarter ended March 31, 2023 of 0.73% compared with 1.36% for the quarter ended March 31, 2022.
•
Annualized return on average equity for the quarter ended March 31, 2023 of 14.51% compared with 17.73% for the quarter ended March 31, 2022.
•
Loan increase of $107.4 million during the quarter ended March 31, 2023, representing a 23.82% annualized growth rate.
•
Securities increase of $2.8 million during the quarter ended March 31, 2023, representing a 1.39% annualized increase for the quarter.
•
Deposit increase of $149.7 million during the quarter ended March 31, 2023, representing a 23.82% annualized growth rate.
•
Stockholders’ equity increase of $9.4 million during the quarter ended March 31, 2023 representing a 27.91% annualized increase.
•
Book value per share of $22.10 at March 31, 2023, compared with $20.76 per share at December 31, 2022.
•
Tangible book value per share of $17.64 at March 31, 2023, compared with $16.26 at December 31, 2022.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared based on the application of certain accounting policies, the most significant of which are described in the notes to the financial statements for the year ended December 31, 2022, which are contained in our Annual Report filed on Form 10-K. Certain of these policies require numerous estimates and strategic or economic assumptions that may prove inaccurate or subject to variation and may significantly affect our reported results and financial position for the current period or future periods. The use of estimates, assumptions, and judgment is necessary when financial assets and liabilities are required to be recorded at or adjusted to reflect fair value. Assets carried at fair value inherently result in more financial statement volatility. Fair values and information used to record valuation adjustments for certain assets and liabilities are based on quoted market prices or are provided by other independent third-party sources, when available. When such information is not available, management estimates valuation adjustments. Changes in underlying factors, assumptions or estimates in any of these areas could have a material impact on our future financial condition and results of operations.

The following briefly describes the more complex policies involving a significant amount of judgments about valuation and the application of complex accounting standards and interpretations.

Allowance for Credit Losses

The allowance for credit losses has been determined in accordance with GAAP. The Company is responsible for the timely and periodic determination of the amount of the allowance for credit losses. Management believes that the allowance for credit losses is adequate to cover expected credit losses over the life of the loan portfolio. Although management evaluates available information to determine the adequacy of the allowance for credit losses, the level of allowance is an estimate which is subject to significant judgment and short-term change. Because of uncertainties associated with local and national economic forecasts, the operating and regulatory environment, collateral values and future cash flows from the loan portfolio, it is possible that a material change could occur in the allowance for credit losses in the near term. The evaluation of the adequacy of loan collateral is often based upon estimates and appraisals. Because of changing economic conditions, the valuations determined from such estimates and appraisals may also change.

Accordingly, the Company may ultimately incur losses that vary from management’s current estimates. Adjustments to the allowance for credit losses will be reported in the period in which such adjustments become known and can be reasonably estimated. All loan losses are charged to the allowance for credit losses when the loss actually occurs or when the collectability of the principal is unlikely. Recoveries are credited to the allowance at the time of recovery. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for credit losses. As a result of such examinations, the Company may need to recognize additions to the allowance for credit losses based on the regulators’ judgments.

In estimating the allowance for credit losses, the Company relies on models and economic forecasts developed by external parties as the primary driver of the allowance for credit losses. These models and forecasts are based on nationwide sets of data. Economic forecasts can change significantly over an economic cycle and have a significant level of uncertainty associated with them. The performance of the models is dependent on the variables used in the models being reasonable proxies for the loan portfolio’s performance. However, these variables may not capture all sources of risk within the portfolio. As a result, the Company reviews the results and makes qualitative adjustments to the models to capture limitations of the models as necessary. Such qualitative factors may include adjustments to better capture the imprecision associated with the economic forecasts, and the ability of the models to capture emerging risks within the portfolio that may not be represented in the data. These judgments are evaluated through Company’s review process, and revised on a quarterly basis to account for changes in facts and circumstances. It is difficult to estimate how potential changes in any one of the quantitative inputs or qualitative factors might affect the overall allowance for credit losses and the Company’s current assessments may not reflect the potential future impact of changes to those inputs or factors.

Investment Securities Impairment

Effective January 1, 2023, the Company estimates and recognizes an allowance for credit losses for Held-to-Maturity (“HTM”) debt securities pursuant to ASU No. 2016-13. The Company has a zero loss expectation for its HTM securities portfolio, except for U.S. State and Municipal securities, and therefore it is not required to estimate an allowance for credit losses related to these securities. For HTM securities that do not have a zero loss expectation, the allowance for credit losses is based on the security’s amortized cost, excluding interest receivable, and represents the portion of the amortized cost that the Company does not expect to collect over the life of the security. The allowance for credit losses is determined using average industry credit ratings and historical loss experience, and is initially recognized upon acquisition of the securities, and subsequently remeasured on a recurring basis. The Company evaluates Available for Sale (“AFS”) debt securities that experienced a decline in fair value below amortized cost for credit impairment. In performing an assessment of whether any decline in fair value is due to a credit loss, the Company considers the extent to which the fair value is less than the amortized cost, changes in credit ratings, any adverse economic conditions, as well as all relevant information at the individual security level, such as credit deterioration of the issuer, explicit or implicit guarantees by the federal government or collateral underlying the security. If it is determined that the decline in fair value was due to credit losses, an allowance for credit losses is recorded, limited to the amount the fair value is less than the amortized cost basis. The non-credit related decrease in the fair value, such as a decline due to changes in market interest rates, is recorded in other comprehensive income, net of tax. The Company recognizes a credit impairment if the Company has the intent to sell the security, or it is more likely than not that the Bank will be required to sell the security before recovery of its amortized cost. Prior to the adoption of ASU No. 2016-13 Management evaluated AFS and HTM debt securities for other-than-temporary-impairment on at least a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation.

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

Comparison of the Results of Operations for the three months ended March 31, 2023 and 2022

The following is a narrative discussion and analysis of significant changes in our results of operations for the three months ended March 31, 2023 compared to the three months ended March 31, 2022.

Net Income

During the three months ended March 31, 2023, our net income was $5.1 million, compared to $7.8 million for the three months ended March 31, 2022, a decrease of $2.6 million, or -34.14%. The primary reason for the decrease in net income for the first quarter of 2023 as compared to the first quarter of 2022 was an increase in noninterest expense. Total noninterest expense in the first quarter of 2023 increased $2.9 million, or 25.70%, from the first quarter of 2022. The most significant increase was an increase of $1.6 million in salaries and employee benefits. During the three months ended March 31, 2023, net interest income was $19.0 million compared to $17.9 million for the three months ended March 31, 2022, an increase of $1.1 million, or 6.14%. This increase is a result of higher levels of loan volume from organic growth. The provision for credit losses also increased approximately $1.3 million from the first quarter of 2022 to the first quarter of 2023. The increase in the provision for credit loss was a result of the loan growth during the first quarter of 2023. Total noninterest income for the first quarter of 2023 was $3.1 million compared to $3.5 million for the quarter ended March 31, 2022. This decrease in noninterest income was primarily the result of a $1.25 million decrease in mortgage operations revenue for the first quarter of 2023.

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

Comparison of net interest income for the three months ended March 31, 2023 and 2022

The following table shows, for the three months ended March 31, 2023 and 2022, the average balances of each principal category of our earning assets and interest bearing liabilities and the average taxable equivalent yields on assets and average costs of liabilities. These yields and costs are calculated by dividing the income or expense by the average daily balance of the associated assets or liabilities (amounts in thousands).

	Three Months Ended March 31, 2023			Three Months Ended March 31, 2022
		Interest			Interest
	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Yield/Rate	Balance	Expense	Yield/Rate
Interest earning assets
Loans	$1,850,442	$23,786	5.21%	$1,288,772	$15,412	4.85%
Mortgage loans held for sale	6,967	59	3.45%	15,402	106	2.78%
Investment securities:
Taxable securities	809,799	3,657	1.83%	850,308	3,173	1.51%
Tax-exempt securities	81,627	614	3.05%	88,685	635	2.91%
Interest bearing balances in other banks	55,153	617	4.54%	32,710	25	0.31%
Federal funds sold	12,721	153	4.87%	5,593	2	0.18%
Total interest earning assets	$2,816,709	$28,886	4.16%	$2,281,470	$19,353	3.44%

Interest bearing liabilities
Interest bearing transaction accounts	$629,888	$1,520	0.98%	$527,314	$104	0.08%
Savings and money market accounts	823,622	3,094	1.52%	773,132	366	0.19%
Time deposits	471,683	3,206	2.76%	267,560	345	0.52%
Short-term borrowings	14,460	99	3.04%	10,014	4	0.17%
Federal Home Loan Bank advances	95,256	1,187	5.02%	-	-	0.00%
Subordinated debt	40,000	415	4.20%	40,000	419	4.25%
Note payable	4,511	87	7.85%	-	-	0.00%
Total interest bearing liabilities	$2,079,420	$9,608	1.87%	$1,618,020	$1,238	0.31%
Noninterest-bearing funding of earning assets	737,289	-	0.00%	663,450	-	0.00%
Total cost of funding earning assets	$2,816,709	$9,608	1.38%	$2,281,470	$1,238	0.22%
Net interest rate spread			2.29%			3.13%
Net interest income/margin (taxable equivalent)		$19,278	2.78%		$18,115	3.22%
Tax equivalent adjustment		(241)			(180)
Net interest income/margin		$19,037	2.74%		$17,935	3.19%

The following table reflects, for the three months ended March 31, 2023 and 2022, the changes in our net interest income due to variances in the volume of interest earning assets and interest bearing liabilities and variances in the associated rates earned or paid on these assets and liabilities (amounts in thousands).

	Three Months Ended March 31, 2023 vs.
	Three Months Ended March 31, 2022
		Variance
		due to
	Volume	Yield/Rate	Total
Interest earning assets
Loans	$6,731	$1,643	$8,374
Mortgage loans held for sale	(59)	12	(47)
Investment securities:
Taxable securities	(155)	639	484
Tax-exempt securities	(49)	28	(21)
Interest bearing balances in other banks	17	575	592
Federal funds sold	2	149	151
Total interest earning assets	$6,487	$3,046	$9,533

Interest bearing liabilities
Interest bearing transaction accounts	$20	$1,396	$1,416
Savings and money market accounts	24	2,704	2,728
Time deposits	261	2,600	2,861
Short-term borrowings	(7)	102	95
Federal Home Loan Bank advances	9	1,178	1,187
Subordinated debentures	1	(5)	(4)
Note payable	-	87	87
Total interest bearing liabilities	$308	$8,062	$8,370

Net interest income
Net interest income (taxable equivalent)	$6,179	$(5,016)	$1,163
Taxable equivalent adjustment	(72)	11	(61)
Net interest income	$6,107	$(5,005)	$1,102

Total interest income for the three months ended March 31, 2023 was $28.6 million and total interest expense was $9.6 million, resulting in net interest income of $19.0 million for the period. For the same period of 2022, total interest income was $19.2 million and total interest expense was $1.2 million, resulting in net interest income of $17.9 million for the period. This represents a 6.14% increase in net interest income when comparing the same period from 2023 and 2022. When comparing the variances related to interest income for the three months ended March 31, 2023 and 2022, the increase was primarily attributed to increases in average volumes in loans. The volume related increase in interest income for the three months ended March 31, 2023 was accompanied by an increase in the yield on loans and investment securities. When comparing variances related to interest expense for the three months ended March 31, 2023 and 2022, the increase primarily resulted from an increase in deposit rates in 2023.

Provision for Credit Losses

On January 1, 2023, we adopted ASC 326, which introduces the current expected credit losses (CECL) methodology and requires us to estimate all expected credit losses over the remaining life of our loans. Accordingly, the provision for credit losses represents a charge to earnings necessary to establish an allowance for credit losses that, in management's evaluation, is adequate to provide coverage for all expected credit losses. As a result of evaluating the allowance for credit losses at March 31, 2023, management recorded a provision for credit losses of $1.3 million in the first quarter of 2023 compared to no provision in the first quarter of 2022. The increase in provision for credit losses allocated was primarily due to continued loan growth in new markets for the Bank. In management’s evaluation, our allowance for credit losses reflects an amount we believe appropriate, based on our allowance assessment methodology, to adequately cover all expected future losses as of the date the allowance is determined.

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

The following table sets forth the principal components of noninterest income for the periods indicated (amounts in thousands).

	For the Three Months
	Ended March 31,
	2023	2022
Service charges and fees	$1,738	$1,603
Investment brokerage revenue	163	143
Mortgage operations	650	1,899
Bank owned life insurance income	310	303
Net (loss) gain on sales of investment securities	-	(588)
Other noninterest income	219	147
Total noninterest income	$3,080	$3,507

Noninterest income for the three months ended March 31, 2023 was $3.1 million compared to $3.5 million for the same period in 2022. The most significant increase was a $588 thousand reduction on the previous year's loss on the sale of investment securities while the most significant decrease was a $1.25 million decrease in mortgage operations revenue.

Noninterest Expense

Noninterest expenses consist primarily of salaries and employee benefits, building occupancy and equipment expenses, advertising and promotion expenses, data processing expenses, legal and professional services and miscellaneous other operating expenses.

The following table sets forth the principal components of noninterest expense for the periods indicated (amounts in thousands).

	For the Three Months
	Ended March 31,
	2023	2022
Salaries and employee benefits	$8,568	$7,007
Occupancy expenses	908	645
Equipment rentals, depreciation, and maintenance	472	316
Telephone and communications	141	86
Advertising and business development	295	151
Data processing	1,020	849
Foreclosed assets, net	10	(2)
Federal deposit insurance and other regulatory assessments	571	365
Legal and other professional services	365	311
Other operating expense	1,982	1,674
Total noninterest expense	$14,332	$11,402

Noninterest expense for the three months ended March 31, 2023 totaled $14.3 million compared with $11.4 million for the same period of 2022. The overall increase was primarily a result of increases in salaries and employee benefits. Salaries and employee benefits increased $1.6 million, or 22.28%, to $8.6 million in the first quarter of 2023 from $7.0 million in the first quarter of 2022. The number of full-time equivalent employees increased from approximately 281 at March 31, 2022 to approximately 328 at March 31, 2023 for an increase of approximately 16.73%.

Provision for Income Taxes

We recognized income tax expense of $1.4 million for the three months ended March 31, 2023, compared to $2.3 million for the three months ended March 31, 2022. The effective tax rate for the three months ended March 31, 2023 was 21.1% compared to 22.8% for the same period in 2022. The effective tax rate is affected by levels of items of income that are not subject to federal and/or state taxation and by levels of items of expense that are not deductible for federal and/or state income tax purposes.

Comparison of Financial Condition at March 31, 2023 and December 31, 2022

Overview

Our total assets increased $155.6 million, or 5.49%, from December 31, 2022 to March 31, 2023. Loans, net of deferred fees and discounts, increased $107.4 million, or 5.96%, from December 31, 2022 to March 31, 2023. Securities available-for-sale increased by $3.9 million, or 0.59%, and securities held-to-maturity decreased by $1.1 million, or -0.86%, from December 31, 2022 to March 31, 2023, respectively. Cash and cash equivalents increased $45.9 million, or 61.38% from December 31, 2022 to March 31, 2023. Total deposits increased $149.7 million, or 5.96%, from December 31, 2022 to March 31, 2023 which funded our loan growth. Total stockholders’ equity increased $9.4 million, or 6.97% from December 31, 2022 to March 31, 2023 primarily due to the change in accumulated other comprehensive loss of $7.3 million during the period.

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

During the three months ended March 31, 2023, we purchased investment securities totaling $5.0 million and did not sell any investment securities.

The following tables summarize the amortized cost, gross unrealized gains, gross unrealized losses, and fair value of debt securities at March 31, 2023 and December 31, 2022 (amounts in thousands).

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2023:
Securities available-for-sale:
Residential mortgage-backed	$442,009	$183	$(54,314)	$387,878
U.S. treasury securities	130,907	-	(11,233)	119,674
U.S. govt. sponsored enterprises	71,853	-	(5,749)	66,104
State, county, and municipal	89,149	98	(10,227)	79,020
Corporate debt obligations	18,804	13	(1,691)	17,126
Total available-for-sale	$752,722	$294	$(83,214)	$669,802

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2023:
Securities held-to-maturity:
Residential mortgage-backed	$67,566	$-	$(12,129)	$55,437
State, county, and municipal	62,880	-	(12,256)	50,624
Total held-to-maturity	$130,446	$-	$(24,385)	$106,061

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2022:
Securities available-for-sale:
Residential mortgage-backed	$449,348	$-	$(59,311)	$390,037
U.S. treasury securities	130,971	-	(13,342)	117,629
U.S. govt. sponsored enterprises	72,889	-	(6,527)	66,362
State, county, and municipal	87,347	71	(11,555)	75,863
Corporate debt obligations	17,873	16	(1,893)	15,996
Total available-for-sale	$758,428	$87	$(92,628)	$665,887

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2022:
Securities held-to-maturity:
Residential mortgage-backed	$68,688	$-	$(12,624)	$56,064
State, county, and municipal	62,893	-	(13,680)	49,213
Total held-to-maturity	$131,581	$-	$(26,304)	$105,277

Loans

Loans are the largest category of interest earning assets and typically provide higher yields than other types of interest earning assets. Associated with the higher loan yields are the inherent credit and liquidity risks which management attempts to control and counterbalance. Total loans averaged $1.85 billion during the three months ended March 31, 2023, or 65.7% of average interest earning assets, as compared to $1.29 billion, or 56.5% of average interest earning assets, for the three months ended March 31, 2022. At March 31, 2023, total loans, net of deferred loan fees and discounts, were $1.91 billion, compared to $1.80 billion at December 31, 2022, an increase of $107.4 million, or 5.96%.

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

The following table provides a summary of the loan portfolio as of March 31, 2023, and December 31, 2022.

	March 31, 2023		December 31, 2022
	Amount	% of Total	Amount	% of Total
Residential real estate:
Closed-end 1-4 family - first lien	$612,574	32.5%	$573,033	32.2%
Closed-end 1-4 family - junior lien	11,069	0.6%	9,422	0.5%
Multi-family	15,216	0.7%	14,106	0.8%
Total residential real estate	638,859	33.8%	596,561	33.5%
Commercial real estate:
Nonfarm nonresidential	530,243	28.1%	497,766	28.0%
Farmland	55,776	3.0%	53,691	3.0%
Total commercial real estate	586,019	31.1%	551,457	31.0%
Construction and land development:
Residential	131,194	7.0%	121,363	6.8%
Other	140,206	7.4%	135,127	7.6%
Total construction and land development	271,400	14.4%	256,490	14.4%
Home equity lines of credit	69,227	3.7%	64,215	3.6%
Commercial loans:
Other commercial loans	212,462	11.3%	193,053	10.9%
Agricultural	46,942	2.5%	56,946	3.2%
State, county, and municipal loans	40,951	2.2%	40,964	2.3%
Total commercial loans	300,355	16.0%	290,963	16.4%
Consumer loans	51,157	2.7%	49,592	2.8%
Total gross loans	1,917,017	101.7%	1,809,278	101.7%
Allowance for credit losses	(25,714)	-1.4%	(24,310)	-1.4%
Net discounts	(179)	0.0%	(279)	0.0%
Net deferred loan fees	(6,324)	-0.3%	(5,872)	-0.3%
Net loans	$1,884,800	100.0%	$1,778,817	100.0%

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

Real estate loans are the largest component of our loan portfolio and include residential real estate loans, commercial real estate loans, and construction and land development loans. At March 31, 2023, this category totaled $1.5 billion, or 78.05% of total gross loans, compared to $1.4 billion, or 77.63%, at December 31, 2022. Real estate loans increased $91.8 million, or 6.53%, during the period December 31, 2022 to March 31, 2023. Commercial loans increased $9.4 million, or 3.23% during the same period. Our management team and lending officers have a great deal of experience and expertise in real estate lending and commercial lending.

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

The repayment of loans is a source of additional liquidity for us. The following table sets forth our variable rate and fixed rate loans maturing within specific intervals at March 31, 2023.

LOAN MATURITY AND SENSITIVITY TO CHANGES IN INTEREST RATES

		Over one	Over five
	One year	year through	years through	Over fifteen
Variable Rate Loans:	or less	five years	fifteen years	years	Total
Residential real estate:
Closed-end 1-4 family - first lien	$1,158	$1,232	$4,745	$291,621	$298,756
Closed-end 1-4 family - junior lien	43	-	-	464	507
Multi-family	463	-	273	-	736
Total residential real estate	1,664	1,232	5,018	292,085	299,999
Commercial real estate:
Nonfarm nonresidential	2,434	14,707	1,434	-	18,575
Farmland	1,282	1,823	-	-	3,105
Total commercial real estate	3,716	16,530	1,434	-	21,680
Construction and land development:
Residential	25,121	32	-	42,067	67,220
Other	9,502	6,556	177	303	16,538
Total construction and land development	34,623	6,588	177	42,370	83,758
Home equity lines of credit	4,126	6,744	46,311	-	57,181
Commercial loans:
Other commercial loans	48,273	13,593	5,483	-	67,349
Agricultural	27,980	2,230	-	-	30,210
State, county, and municipal loans	-	-	-	-	-
Total commercial loans	76,253	15,823	5,483	-	97,559
Consumer loans	1,550	797	58	-	2,405
Total gross variable rate loans	$121,932	$47,714	$58,481	$334,455	$562,582

		Over one	Over five
	One year	year through	years through	Over fifteen
Fixed Rate Loans:	or less	five years	fifteen years	years	Total
Residential real estate:
Closed-end 1-4 family - first lien	$17,019	$125,242	$77,350	$94,207	$313,818
Closed-end 1-4 family - junior lien	1,281	6,582	2,127	572	10,562
Multi-family	411	9,099	4,474	496	14,480
Total residential real estate	18,711	140,923	83,951	95,275	338,860
Commercial real estate:
Nonfarm nonresidential	31,431	216,843	253,870	9,524	511,668
Farmland	1,402	30,175	21,024	70	52,671
Total commercial real estate	32,833	247,018	274,894	9,594	564,339
Construction and land development:
Residential	58,932	2,310	981	1,751	63,974
Other	16,486	67,175	39,406	601	123,668
Total construction and land development	75,418	69,485	40,387	2,352	187,642
Home equity lines of credit	242	3,292	8,512	-	12,046
Commercial loans:
Other commercial loans	18,953	91,582	34,578	-	145,113
Agricultural	2,479	12,214	2,039	-	16,732
State, county, and municipal loans	2,124	11,546	27,281	-	40,951
Total commercial loans	23,556	115,342	63,898	-	202,796
Consumer loans	5,018	26,150	17,446	138	48,752
Total fixed rate gross loans	$155,778	$602,210	$489,088	$107,359	$1,354,435

		Over one	Over five
	One year	year through	years through	Over fifteen
Total Loans:	or less	five years	fifteen years	years	Total
Residential real estate:
Closed-end 1-4 family - first lien	$18,177	$126,474	$82,095	$385,828	$612,574
Closed-end 1-4 family - junior lien	1,324	6,582	2,127	1,036	11,069
Multi-family	874	9,099	4,747	496	15,216
Total residential real estate	20,375	142,155	88,969	387,360	638,859
Commercial real estate:
Nonfarm nonresidential	33,865	231,550	255,304	9,524	530,243
Farmland	2,684	31,998	21,024	70	55,776
Total commercial real estate	36,549	263,548	276,328	9,594	586,019
Construction and land development:
Residential	84,053	2,342	981	43,818	131,194
Other	25,988	73,731	39,583	904	140,206
Total construction and land development	110,041	76,073	40,564	44,722	271,400
Home equity lines of credit	4,368	10,036	54,823	-	69,227
Commercial loans:
Other commercial loans	67,226	105,175	40,061	-	212,462
Agricultural	30,459	14,444	2,039	-	46,942
State, county, and municipal loans	2,124	11,546	27,281	-	40,951
Total commercial loans	99,809	131,165	69,381	-	300,355
Consumer loans	6,568	26,947	17,504	138	51,157
Total gross loans	$277,710	$649,924	$547,569	$441,814	$1,917,017

The information presented in the table above is based upon the contractual maturities of the individual loans, which may be subject to renewal at their contractual maturity. Renewal of such loans is subject to review and credit approval, as well as modification of terms at their maturity. Consequently, we believe that this treatment presents fairly the maturity structure of the loan portfolio.

Allowance for Credit Losses, Provision for Credit Losses and Asset Quality

Allowance for credit losses and provision for credit losses

The allowance for credit losses represents management’s estimate of probable inherent credit losses in the loan portfolio. Management determines the allowance based on an ongoing evaluation of risk as it correlates to potential losses within the portfolio. Increases to the allowance for credit losses are made by charges to the provision for credit losses. Loans deemed to be uncollectible are charged against the allowance. Recoveries of previously charged-off amounts are credited to the allowance for credit losses.

Management utilizes a review process for the loan portfolio to identify loans that are deemed to be impaired. A loan is considered impaired when it is probable that the Bank will be unable to collect the scheduled payments of principal and interest due under the contractual terms of the loan agreement or when the loan is deemed to be a troubled debt restructuring. For loans and loan relationships deemed to be impaired that are $100 thousand or greater, management determines the estimated value of the underlying collateral, less estimated costs to acquire and sell the collateral, or the estimated net present value of the cash flows expected to be received on the loan or loan relationship. These amounts are compared to the current investment in the loan and a specific allowance for the deficiency, if any, is specifically included in the analysis of the allowance for credit losses. For loans and loan relationships less than $100 thousand that are deemed to be impaired, management applies a general loss factor of 15% and includes that amount in the analysis of the allowance for credit losses rather than specifically measuring the impairment for each loan or loan relationship.

All other loans are deemed to be unimpaired and are grouped into various homogeneous risk pools primarily utilizing regulatory reporting classification codes. The Bank’s historical loss factors are calculated for each of the risk pools based on the percentage of net losses experienced as a percentage of the average loans outstanding. The time periods utilized in these historical loss factor calculations are subjective and vary according to management’s estimate of the impact of current economic cycles. As every loan has a risk of loss, minimum loss factors are estimated based on long term trends for the Bank, the banking industry, and the economy. The greater of the calculated historical loss factors or the minimum loss factors are applied to the unimpaired loan amounts currently outstanding for the risk pool and included in the analysis of the allowance for credit losses. In addition, certain qualitative adjustments may be included by management as additional loss factors. These adjustments may include, among other things, changes in loan policy, loan administration, loan geographic or industry concentrations, loan growth rates, and experience levels of our lending officers. Although we have not seen any significant changes in credit quality as a result of the pandemic, management has added several significant qualitative adjustments to our allowance for credit loss calculation that are related to the uncertainties of how the pandemic will affect our loan quality. As a result of these qualitative adjustments, our provision for loan losses and the allowance for credit losses increased significantly during pandemic. The loss allocations for specifically impaired loans, smaller impaired loans not specifically measured for impairment, and unimpaired loans are totaled to determine the total required allowance for credit losses. This total is compared to the current allowance on the Bank’s books and adjustments made accordingly by a charge or credit to the provision for loan losses.

Management believes the data it uses in determining the allowance for credit losses is sufficient to estimate potential losses in the loan portfolio; however, actual results could differ from management’s estimate.

The following table presents a summary of changes in the allowance for credit losses for the periods indicated (amounts in thousands).

	As of and for the
	Three Months Ended:
	March 31,	March 31,
	2023	2022
Allowance for credit losses at beginning of period	$24,310	$20,922
Impact of adopting ASC 326	80	-
Charge-offs:
Mortgage loans on real estate:
Residential real estate	-	-
Commercial real estate	-	-
Construction and land development	-	-
Total mortgage loans on real estate	-	-
Home equity lines of credit	-	-
Commercial	67	62
Consumer	34	-
Total	101	62

Recoveries:
Mortgage loans on real estate:
Residential real estate	-	-
Commercial real estate	77	5
Construction and land development	-	4
Total mortgage loans on real estate	77	9
Home equity lines of credit	-	-
Commercial	33	16
Consumer	4	9
Total	114	34

Net charge-offs	(13)	28
Provision for credit losses	1,311	-
Allowance for credit losses at end of period	$25,714	$20,894

Total loans outstanding, net of deferred loan fees	1,910,514	1,336,352
Average loans outstanding, net of deferred loan fees	1,850,442	1,288,772
Allowance for credit losses to period end loans	1.35%	1.56%
Net charge-offs to average loans (annualized)	0.00%	0.01%

Allocation of the Allowance for Credit Losses

While no portion of the allowance for credits losses is in any way restricted to any individual loan or group of loans and the entire allowance is available to absorb losses from any and all loans, the following table represents management’s allocation of the allowance for credit losses to specific loan categories as of the dates indicated (amounts in thousands).

	March 31, 2023		December 31, 2022
		Percent of		Percent of
	Amount	Total	Amount	Total
Mortgage loans on real estate:
Residential real estate	$5,341	20.8%	$5,088	20.9%
Commercial real estate	11,026	42.8%	10,057	41.4%
Construction and land development	3,515	13.7%	3,377	13.9%
Total mortgage loans on real estate	19,882	77.3%	18,522	76.2%
Home equity lines of credit	718	2.8%	562	2.3%
Commercial	4,609	17.9%	4,778	19.7%
Consumer	505	2.0%	448	1.8%
Total	$25,714	100.0%	$24,310	100.0%

Nonperforming Assets

The following table presents our nonperforming assets as of the dates indicated (amounts in thousands):

	March 31,		December 31,
	2023	2022	2022
Nonaccrual loans	$4,714	$2,749	$1,356
Accruing loans past due 90 days or more	-	-	138
Total nonperforming loans	4,714	2,749	1,494
Foreclosed assets	198	342	609
Total nonperforming assets	$4,912	$3,091	$2,103

Allowance for credit losses to period end loans	1.35%	1.56%	1.35%
Allowance for credit losses to period end nonperforming loans	545.48%	760.06%	1627.18%
Net charge-offs (recoveries) to average loans (annualized)	0.00%	0.01%	0.03%
Nonperforming assets to period end loans and foreclosed property	0.26%	0.23%	0.12%
Nonperforming loans to period end loans	0.25%	0.21%	0.08%
Nonperforming assets to total assets	0.16%	0.13%	0.07%
Period end loans	1,910,514	1,336,352	1,803,127
Period end total assets	2,988,952	2,471,059	2,833,382
Allowance for credit losses	25,714	20,894	24,310
Average loans for the period	1,850,442	1,288,772	1,486,478
Net charge-offs for the period	(13)	28	452
Period end loans plus foreclosed property	1,910,712	1,336,694	1,803,736

Accrual of interest is discontinued on a loan when management believes, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that the collection of interest is doubtful. In addition to consideration of these factors, loans that are past due 90 days or more are generally placed on nonaccrual status. When a loan is placed on nonaccrual status, all accrued interest on the loan is reversed and deducted from earnings as a reduction of reported interest income. No additional interest is accrued on the loan balance until collection of both principal and interest becomes reasonably certain. Payments received while a loan is on nonaccrual status will generally be applied to the outstanding principal balance. When a problem loan is finally resolved, there may ultimately be an actual write-down or charge-off of the principal balance of the loan that would necessitate additional charges to the allowance for credit losses.

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

The following table details the composition of our deposit portfolio as of March 31, 2023, and December 31, 2022.

	March 31, 2023		December 31, 2022
		Percent of		Percent of
	Amount	Total	Amount	Total
Demand deposits, non-interest bearing	$682,182	25.6%	$672,956	26.8%
Demand deposits, interest bearing	646,766	24.3%	610,944	24.3%
Money market accounts	729,616	27.4%	664,855	26.4%
Savings deposits	123,088	4.6%	120,030	4.8%
Time certificates of $250 thousand or more	166,096	6.2%	125,661	5.0%
Other time certificates	316,186	11.9%	319,753	12.7%
Totals	$2,663,934	100.0%	$2,514,199	100.0%

Total deposits were $2.66 billion at March 31, 2023, an increase of $149.7 million from December 31, 2022 with the increase resulting mainly in the balances of money market accounts and demand deposit accounts. Some of our demand deposit accounts are seasonal and have expected balance fluctuations. The seasonality of these demand deposits is related to property tax collections and to agricultural production.

The following table presents the Bank’s time certificates of deposits by various maturities as of March 31, 2023 (amounts in thousands).

	All Time Deposits	Time Deposits $100 or more	Time Deposits less than $100
Three months or less	$167,780	$98,200	$69,580
Greater than three months through six months	78,874	63,121	15,753
Greater than six months through one year	152,812	121,803	31,009
Greater than one year through three years	76,192	57,263	18,929
Greater than three years	6,624	3,773	2,851
Total	$482,282	$344,160	$138,122

Other Funding Sources

We supplement our deposit funding with wholesale funding when needed for balance sheet planning and management or when the terms are attractive and will not disrupt our offering rates in our markets. A source we have used for wholesale funding is the Federal Home Loan Bank of Atlanta (FHLB). The line of credit with the FHLB is secured by pledges of various loans in our loan portfolio. At March 31, 2023, the FHLB line of credit available was $338.8 million and at December 31, 2022 it was $326.8 million. As of both March 31, 2023 and December 31, 2022, we had $95 million Federal Home Loan Bank advances outstanding. We also have lines of credit for federal funds borrowings with other banks that totaled $88.5 million at both March 31, 2023 and December 31, 2022. Furthermore, we have pledged certain loans to the Federal Reserve Bank (FRB) to secure a line of credit. At March 31, 2023, the FRB line of credit available was $168.9 million and at December 31, 2022, the FRB line of credit available was $133.1 million. Another source that we have used for wholesale funding is the Federal Reserve Bank discount window. At March 31, 2023, we had no borrowings outstanding with the Federal Reserve Bank discount window while at December 31, 2022, we had $25 million outstanding.

On August 9, 2021, the Company entered into a line of credit agreement with ServisFirst Bank for $10 million. The line of credit agreement was amended on March 17, 2023 to increase the line to $20 million. The line of credit is to be used for general capital needs and investments. The line when drawn will require quarterly payments of interest only and matures on March 17, 2024. The interest rate floats at Wall Street Journal Prime with a floor of 3.25%. The line of credit is secured by 51% of the Company’s stock.

Principal payments on the ServisFirst Bank Loan are due as follows:

April 1, 2023 - March 31, 2024	$12,000
April 1, 2024 - March 31, 2025	-
April 1, 2025 - March 31, 2026	-
April 1, 2026 - March 31, 2027	-
April 1, 2027 - March 31, 2028	-
Afterward	-
Total	$12,000

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

Cash and cash equivalents at March 31, 2023 and December 31, 2022, were $120.8 million and $74.8 million, respectively. Based on recorded cash and cash equivalents, management believes River Financial Corporation’s liquidity resources were sufficient at March 31, 2023 to fund loans and meet other cash needs as necessary.

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

Financial instruments whose contract amount represents credit risk at March 31, 2023 and December 31, 2022 were as follows (amounts in thousands):

	March 31, 2023	December 31, 2022
Commitments to extend credit	$415,276	$420,670
Stand-by and performance letters of credit	5,012	5,027
Total	$420,288	$425,697

Contractual Obligations

While our liquidity monitoring and management considers both present and future demands for and sources of liquidity, the following table of contractual commitments focuses only on future obligations as of March 31, 2023 (amounts in thousands).

		Due after 1	Due after 3
	Due in 1	through	through	Due after
	year or less	3 years	5 years	5 years	Total
Deposits without a stated maturity	$2,181,652	$-	$-	$-	$2,181,652
Certificates of deposit of less than $100	116,342	18,929	2,851	-	138,122
Certificates of deposit of $100 or more	283,124	57,263	3,773	-	344,160
Securities sold under agreements to repurchase	16,704	-	-	-	16,704
Note payable	12,000	-	-	-	12,000
Federal Home Loan Bank advances	40,000	55,000	-	-	95,000
Subordinated debt, net of loan costs	-	-	-	39,437	39,437
Operating leases	766	1,243	838	2,082	4,929
Total contractual obligations	$2,650,588	$132,435	$7,462	$41,519	$2,832,004

Capital Position and Dividends

At March 31, 2023 and December 31, 2022, total stockholders’ equity was $143.4 million and $134.0 million, respectively. The increase of approximately $9.4 million resulted mainly from the net change in retained earnings and accumulated other comprehensive loss for the three months ended March 31, 2023. Retained earnings for the first three months of 2023 increased $1.9 million and accumulated other comprehensive loss decreased $7.3 million. The ratio of stockholders’ equity to total assets was 4.80% and 4.73% at March 31, 2023 and December 31, 2022, respectively.

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

Management believes, as of March 31, 2023, that the Bank meets all capital adequacy requirements to which it is subject. The following table presents the Bank’s capital amounts and ratios as of March 31, 2023 with the required minimum levels for capital adequacy purposes including the phase in of the capital conservation buffer under Basel III and minimum levels to be well capitalized (as defined) under the regulatory prompt corrective action regulations.

As of March 31, 2023:
					To Be Well Capitalized
			Required For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (To Risk-Weighted Assets)	$257,890	12.425%	$217,940	>= 10.500%	$207,562	>= 10.00%
Common Equity Tier 1 Capital (To Risk-Weighted Assets)	232,177	11.186%	145,294	>= 7.000%	134,915	>= 6.50%
Tier 1 Capital (To Risk-Weighted Assets)	232,177	11.186%	176,428	>= 8.500%	166,050	>= 8.00%
Tier 1 Capital (To Average Assets)	232,177	8.067%	115,129	>= 4.000%	143,911	>= 5.00%

Management believes, as of December 31, 2022, that the Bank met all capital adequacy requirements to which it was subject at the time. The following table presents the Bank’s capital amounts and ratios as of December 31, 2022 with the required minimum levels for capital adequacy purposes and minimum levels to be well capitalized (as defined) under the prompt corrective action regulations.

As of December 31, 2022:
					To Be Well Capitalized
			Required For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (To Risk-Weighted Assets)	$242,168	12.296%	$206,789	>= 10.500%	$196,942	>= 10.00%
Common Equity Tier 1 Capital (To Risk-Weighted Assets)	217,858	11.062%	137,860	>= 7.000%	128,013	>= 6.50%
Tier 1 Capital (To Risk-Weighted Assets)	217,858	11.062%	167,401	>= 8.500%	157,554	>= 8.00%
Tier 1 Capital (To Average Assets)	217,858	8.120%	107,315	>= 4.000%	134,144	>= 5.00%

River Financial Corporation’s principal source of funds for dividend payments and debt service is dividends received from River Bank. There are statutory limitations on the payment of dividends by River Bank to River Financial Corporation. As of March 31, 2023, the maximum amount the Bank could dividend to River Financial Corporation without prior regulatory authority approval was approximately $62.2 million. In addition to dividend restrictions, federal statutes prohibit unsecured loans from banks to bank holding companies.

During the three months ending March 31, 2023 there were 4,000 incentive stock options issued with a weighted average exercise price of $33.73 per share. During the same period, there were 20,200 incentive stock options exercised at a weighted average exercise price of $12.61 per share. A total of 327,479 incentive stock options were outstanding as of March 31, 2023 with a weighted average exercise price of $24.88 per share and a weighted average remaining life of 5.58 years.

During the three months ending March 31, 2023 there were 2,500 restricted stock grants issued with a weighted average exercise price of $33.73 per share. During the same time period, there were 9,817 stock grants that vested. A total of 57,433 restricted stock grants remained nonvested as of March 31, 2023 with a weighted average exercise price of $31.70 per share and a weighted average remaining life of 3.02 years.

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

The following table illustrates our interest rate sensitivity at March 31, 2023, assuming the relevant assets and liabilities are collected and paid, respectively, based upon historical experience rather than their stated maturities (amounts in thousands).

	0-1 Mos	1-3 Mos	3-12 Mos	1-2 Yrs	2-3 Yrs	>3 Yrs	Total
Interest earning assets
Loans	$276,012	$96,813	$283,351	$280,252	$222,817	$751,269	$1,910,514
Securities	37,040	18,658	47,380	62,064	85,199	549,907	800,248
Certificates of deposit in banks	-	250	1,969	-	1,250	451	3,920
Cash balances in banks	35,688	-	-	-	-	-	35,688
Total interest earning assets	$403,740	$115,721	$332,700	$342,316	$309,266	$1,301,627	$2,805,370

Interest bearing liabilities
Interest bearing transaction accounts	$172,022	$11,088	$49,899	$66,533	$66,533	$280,691	$646,766
Savings and money market accounts	297,331	17,020	76,587	102,116	102,116	257,534	852,704
Time deposits	116,928	52,761	230,144	62,204	13,317	6,928	482,282
Securities sold under agreements to repurchase	16,704	-	-	-	-	-	16,704
Federal Home Loan Bank advances	-	-	40,000	55,000	-	-	95,000
Note payable	-	-	12,000	-	-	-	12,000
Subordinated debentures, net of loan costs	-	-	-	-	-	39,437	39,437
Total interest bearing liabilities	$602,985	$80,869	$408,630	$285,853	$181,966	$584,590	$2,144,893

Interest sensitive gap
Period gap	$(199,245)	$34,852	$(75,930)	$56,463	$127,300	$717,037	$660,477
Cumulative gap	$(199,245)	$(164,393)	$(240,323)	$(183,860)	$(56,560)	$660,477
Cumulative gap - Rate Sensitive Assets/ Rate Sensitive Liabilities	-7.1%	-5.9%	-8.6%	-6.6%	-2.0%	23.5%

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

The following table illustrates the results of our simulation analysis to determine the extent to which market risk would affect net interest income for the next twelve months if prevailing interest rates increased or decreased by the specified amounts from current rates. As noted above, this model uses estimates and assumptions in asset and liability account rate reactions to changes in pr58evailing interest rates. However, to isolate the market risk inherent in the balance sheet, the model assumes that no growth in the balance sheet occurs during the projection period. This model also assumes an immediate and parallel shift in interest rates, which would result in no change in the shape or slope of the interest rate yield curve. Because of the inherent use of the estimates and assumptions in the simulation model to derive this market risk information, the actual results of the future impact of market risk on our net interest income may differ from that found in the table. Given the current level of prevailing interest rates, management believes prevailing market rates falling 300 basis points and 400 basis points are not reasonable assumptions. All other simulated prevailing interest rates changes modeled indicate a level of sensitivity of the Bank’s net interest income to those changes that is acceptable to management and within established Bank policy limits as of both dates shown.

	Impact on net interest income
	As of	As of
	March 31, 2023	December 31, 2022
Change in prevailing rates:
+ 400 basis points	(5.01)%	(14.25)%
+ 300 basis points	(3.78)%	(10.55)%
+ 200 basis points	(2.45)%	(6.96)%
+ 100 basis points	(1.24)%	(3.49)%
+ 0 basis points	-	-
- 100 basis points	1.05%	2.68%
- 200 basis points	1.65%	4.58%
- 300 basis points	2.41%	2.00%
- 400 basis points	4.92%	(3.21)%

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This item is not applicable to smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company has carried out an evaluation under the supervision and with participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even the effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2023, the Company’s disclosure controls and procedures are effective in ensuring that material information relating to the Company required to be disclosed in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods and is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the three months ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time the Company is a party to legal proceedings. At the present time the Company is not part of any proceeding which the Company deems to be material.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 that could materially affect the Company’s business, financial condition or future results as well as those in the Company’s Report on Form 10-Q for the quarter ended March 31, 2023. The risks described in the Company’s Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.

The risk factors in our Annual Report on Form 10-K for the year ended December 31, 2022 should be reviewed, especially in the context of the risk factors set forth below.

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

As a participating lender in the U.S. Small Business Administration (SBA) Paycheck Protection Program (PPP), River Financial and River Bank are subject to additional risks of litigation from the Bank’s customers or other parties regarding the Bank’s processing of loans for the PPP and risks that the SBA may not fund some PPP loan guaranties

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted, which included a loan program administered through the SBA referred to as the PPP. Under the PPP, small businesses and other entities and individuals could apply for unsecured, low-interest rate loans from existing SBA lenders and other approved regulated lenders that enroll in the program, subject to numerous limitations and eligibility criteria. Borrowers are eligible for up to 100% forgiveness on PPP loans if certain conditions are met. The PPP loans are 100% guaranteed by the SBA. The Bank participated as a lender in the PPP. The PPP opened on April 3, 2020. The PPP was launched by SBA and the US Department of Treasury in an expedient timeframe and because of the short timeframe between the passing of the CARES Act and the opening of the PPP, there was ambiguity in the laws, rules and guidance regarding the operation of the PPP, which exposes us to risks relating to noncompliance with the PPP. Since the opening of the PPP, several other larger banks have been subject to litigation regarding the process and procedures that such banks used in processing applications for the PPP. River Financial and River Bank may be exposed to the risk of similar litigation, from both customers and non-customers that approached the Bank regarding PPP loans, regarding its process and procedures used in processing applications for the PPP. If any such litigation is filed against us and is not resolved in a favorable manner, it may result in significant financial liability or adversely affect our reputation. In addition, litigation can be costly, regardless of outcome. Any financial liability, litigation costs or reputational damage caused by PPP-related litigation could have a material adverse effect on our business, financial condition and results of operations. The Bank also has credit risk on PPP loans if a determination is made by the SBA that there is a material deficiency in the manner in which the loan was originated, funded, or serviced by the Bank. In the event of a loss resulting from a default on a PPP loan and a determination by the SBA that there was a material deficiency in the manner in which the PPP loan was originated, funded, or serviced by the Bank, the SBA may deny its liability under the guaranty, reduce the amount of the guaranty, or, if it has already paid under the guaranty, seek recovery of any loss related to the deficiency from the Bank. There is also a risk that not all PPP loans will be forgiven and any unforgiven amount will remain on the Bank’s balance sheet preventing such funds from being redeployed into higher-earning assets.

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

In addition to the risks noted above, the COVID-19 pandemic could affect us in a number of other areas of our operations with consequences at the present time of which we cannot be certain. These include: the effectiveness, or lack thereof, of the current COVID-19 vaccination efforts; the general economic stability of our geographic markets; a change in demand for financial products in general; fewer financial resources that are generally available to small and medium size business; changes in government monetary policy; interest rate fluctuations; the need for additional increases in our allowance for credit losses; a reduction in values set forth in appraisals that provide back-up for loans; stress on our liquidity caused by a reduction in deposits as customers need additional cash for their own liquidity needs; increased cyber and payment fraud risk; and increased oversight on our internal controls and procedures to ensure that we are taking necessary steps to manage any increased risks associated with the COVID-19 pandemic.

The Federal Reserve has implemented significant economic strategies that have affected interest rates, inflation, asset values, and the shape of the yield curve.

During 2022, the Federal Reserve transitioned to a tightening policy. It raised short term rates significantly and rapidly throughout the year. Those actions triggered a significant decline in the values of most categories of U.S. stocks and bonds; significantly raised recessionary expectations for the U.S.; and inverted the yield curve in the U.S. for much of the last two quarters of 2022. Effects on the yield curve often are most pronounced at the short end of the curve, which is of particular importance to us and other banks. Among other things, easing strategies are intended to lower interest rates, expand the money supply, and stimulate economic activity, while tightening strategies are intended to increase interest rates, discourage borrowing, tighten the money supply, and restrain economic activity. However, in 2022, short term rates rose faster than long term rates to the point that the yield curve inverted for much of the final two quarters of 2022. This sort of phenomenon—where short term rates rise more strongly and rapidly than long-term rates can follow—is relatively uncommon. It is unclear when long term rates are likely to catch up. Many external factors may interfere with the effects of these plans or cause them to be changed, sometimes quickly. Such factors include significant economic trends or events. For 2023, the Federal Reserve has not yet indicated when it will stop, or at least pause, raising short term rates, although the rate of increases has slowed. These economic strategies have had, and will continue to have, a significant impact on our business and on many of our clients. As exemplified by the March 2023 bank failures in the U.S., such strategies also can affect the financial systems in ways that may be difficult to predict.

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

RIVER FINANCIAL CORPORATION

Date: May 12, 2023	By:	/s/ James M. Stubbs
James M. Stubbs
Chief Executive Officer (principal executive officer)

Date: May 12, 2023	By:	/s/ Jason B. Davis
Jason B. Davis
Chief Financial Officer