Form 10-Q
period 2023-06-30
River Financial Corp
filed 2023-08-08
CIK 1641601

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 1, 2023, the registrant had 6,669,981 shares of common stock, $1.00 par value per share, outstanding.

Auditor Firm Id:	669	Auditor Name:	Mauldin & Jenkins, LLC	Auditor Location:	Birmingham, Alabama, USA

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q of River Financial Corporation (“we”, “our” or “us” on a consolidated basis) contains forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. Such statements include projections, predictions, expectations or statements as to beliefs or future events or results or refer to other matters that are not historical facts. Forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from those contemplated by the statements. This may be especially true given the current environment of the lingering COVID-19 pandemic. The forward-looking statements contained in this report are based on various factors and were derived using numerous assumptions. In some cases, you can identify these forward-looking statements by words like “may”, “will”, “should”, “expect”, “plan”, “anticipate”, “intend”, “believe”, “estimate”, “predict”, “potential”, or “continue” or the negative of those words and other comparable words. You should be aware that those statements reflect only our predictions. If known or unknown risks or uncertainties should materialize, or if any one or more of our material underlying assumptions should prove inaccurate, actual results could differ materially from past results and those anticipated, estimated or projected. You should bear this in mind when reading this report and not place undue reliance on these forward-looking statements. Factors that might cause such differences include, but are not limited to:

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

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

RIVER FINANCIAL CORPORATION

Consolidated Statements of Financial Condition

(in thousands except share data)

	June 30, 2023	December 31, 2022
	Unaudited	Audited
Assets
Cash and due from banks	$50,218	$31,952
Interest-bearing deposits in banks	30,505	42,874
Federal funds sold	25,000	-
Cash and cash equivalents	105,723	74,826

Certificates of deposit in banks	3,669	4,165
Securities held-to-maturity, at amortized cost	129,222	131,581
Securities available-for-sale, at fair value	631,518	665,887
Loans held for sale	8,536	3,413
Loans, net of unearned income and discounts	2,047,239	1,803,127
Less allowance for credit losses	(26,889)	(24,310)
Net loans	2,020,350	1,778,817
Premises and equipment, net	42,725	40,213
Accrued interest receivable	10,206	10,083
Bank owned life insurance	47,023	46,395
Foreclosed assets	546	609
Deferred income taxes, net	31,689	30,540
Core deposit intangible	1,755	2,116
Goodwill	27,817	27,817
Restricted equity securities	8,454	5,685
Other assets	15,524	11,235
Total assets	$3,084,757	$2,833,382
Liabilities and Shareholders' Equity
Noninterest-bearing deposits	$670,935	$672,956
Interest-bearing deposits	2,010,971	1,841,243
Total deposits	2,681,906	2,514,199
Securities sold under agreements to repurchase	16,642	8,181
Federal Home Loan Bank advances	155,000	95,000
Federal Reserve Bank discount window borrowings	20,000	25,000
Note payable	12,000	-
Subordinated debentures, net of loan costs	39,456	39,419
Accrued interest payable and other liabilities	12,943	13,397
Total liabilities	2,937,947	2,695,196
Common stock related to 401(k) Employee Stock Ownership Plan	4,048	4,160
Stockholders' Equity
Common stock ($1 par value; 15,000,000 and 10,000,000 shares authorized; 6,689,985 and 6,665,585 shares issued; 6,670,381 and 6,656,386 shares outstanding at June 30, 2023 and December 31, 2022, respectively)	6,690	6,666
Additional paid-in capital	104,688	104,294
Retained earnings	110,336	100,826
Accumulated other comprehensive loss	(72,581)	(71,564)
Unvested restricted stock	(1,594)	(1,730)
Treasury stock at cost (19,604 and 9,199 shares, respectively)	(729)	(306)
Common stock related to 401(k) Employee Stock Ownership Plan	(4,048)	(4,160)
Total stockholders' equity	142,762	134,026
Total equity	146,810	138,186
Total liabilities and stockholders' equity	$3,084,757	$2,833,382

The accompanying notes are an integral part of these financial statements.

RIVER FINANCIAL CORPORATION

Unaudited Consolidated Statements of Income

(in thousands except per share data)

	For the Three Months Ended:		For the Six Months Ended:
	June 30,		June 30,
	2023	2022	2023	2022
Interest income:
Loans, including fees	$26,924	$16,839	$50,675	$32,310
Taxable securities	3,612	3,399	7,269	6,572
Nontaxable securities	374	425	841	927
Federal funds sold	444	-	597	2
Other interest income	239	60	856	85
Total interest income	31,593	20,723	60,238	39,896
Interest expense:
Deposits	9,842	773	17,662	1,588
Short-term borrowings	131	7	230	11
Federal Home Loan Bank advances	1,731	41	2,918	41
Subordinated debentures	418	418	833	837
Note payable	248	-	335	-
Total interest expense	12,370	1,239	21,978	2,477
Net interest income	19,223	19,484	38,260	37,419
Provision for credit losses	1,311	930	2,622	930
Net interest income after provision for credit losses	17,912	18,554	35,638	36,489
Noninterest income:
Service charges and fees	1,885	1,731	3,623	3,334
Investment brokerage revenue	138	260	301	403
Mortgage operations	930	1,402	1,580	3,301
Bank owned life insurance income	319	307	629	610
Net gain (loss) on sales of investment securities	5	(678)	5	(1,266)
Other noninterest income	4,695	276	4,914	423
Total noninterest income	7,972	3,298	11,052	6,805
Noninterest expense:
Salaries and employee benefits	9,461	7,483	18,029	14,490
Occupancy expenses	922	645	1,830	1,290
Equipment rentals, depreciation, and maintenance	505	363	977	679
Telephone and communications	139	125	280	211
Advertising and business development	326	225	621	376
Data processing	930	873	1,950	1,722
Foreclosed assets, net	25	(40)	35	(42)
Federal deposit insurance and other regulatory assessments	723	289	1,294	654
Legal and other professional services	636	296	1,001	607
Other operating expenses	2,342	1,897	4,324	3,571
Total noninterest expense	16,009	12,156	30,341	23,558
Income before income taxes	9,875	9,696	16,349	19,736
Provision for income taxes	2,240	2,188	3,607	4,474
Net income	$7,635	$7,508	$12,742	$15,262

Basic net earnings per common share	$1.14	$1.13	$1.91	$2.30
Diluted net earnings per common share	$1.13	$1.11	$1.88	$2.27
Dividends per common share	$-	$-	$0.48	$0.44

The accompanying notes are an integral part of these financial statements.

RIVER FINANCIAL CORPORATION

Unaudited Consolidated Statements of Comprehensive (Loss) Income

(in thousands)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Net income	$7,635	$7,508	$12,742	$15,262
Other comprehensive loss, net of tax:
Investment securities available-for-sale:
Net unrealized (losses) gains	(10,970)	(39,980)	(1,169)	(80,701)
Income tax effect	2,755	10,038	294	20,264
Reclassification adjustments for losses (gains) realized in net income	(5)	678	(5)	1,266
Income tax effect	1	(170)	1	(318)
Reclassification adjustment for accretion of unrealized holding loss included in accumulated other comprehensive loss from the transfer of securities from available-for-sale to held-to-maturity	(93)	(127)	(184)	(219)
Income tax effect	23	32	46	55
Other comprehensive loss, net of tax	(8,289)	(29,529)	(1,017)	(59,653)
Comprehensive (loss) income	$(654)	$(22,021)	$11,725	$(44,391)

The accompanying notes are an integral part of these financial statements.

RIVER FINANCIAL CORPORATION

Unaudited Consolidated Statements of Changes in Stockholders' Equity

(in thousands except share and per share data)

	Common Stock	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Unvested Restricted Stock	Treasury Stock	Common Stock Related to ESOP	Total Stockholders' Equity

Balance at December 31, 2022	$6,666	$104,294	$100,826	$(71,564)	$(1,730)	$(306)	$(4,160)	$134,026
Adoption of ASC topic 326			(24)					(24)
Net income	-	-	12,742	-	-	-	-	12,742
Other comprehensive loss, net of tax	-	-	-	(1,017)	-	-	-	(1,017)
Exercise of stock options (22,900 shares)	23	304	-	-	-	-	-	327
Purchase of treasury stock (15,154 shares)	-	-	-	-	-	(571)	-	(571)
Restricted stock grants, net of forfeiture (1,600 shares)	1	52	-	-	(53)	-	-	-
Sale of treasury shares (4,749 shares)	-	12	-	-	-	148	-	160
Dividends declared ($0.48 per share)	-	-	(3,208)	-	-	-	-	(3,208)
Stock-based compensation expense	-	26	-	-	189	-	-	215
Change for ESOP related shares	-	-	-	-	-	-	112	112
Balance at June 30, 2023	$6,690	$104,688	$110,336	$(72,581)	$(1,594)	$(729)	$(4,048)	$142,762

The accompanying notes are an integral part of these financial statements.

RIVER FINANCIAL CORPORATION

Unaudited Consolidated Statements of Cash Flows

(in thousands)

	For the Six Months
	Ended June 30,
	2023	2022
Cash Flows From Operating Activities:
Net Income	$12,742	$15,262
Adjustments to reconcile net income to net cash from operating activities:
Provision for credit losses	2,622	930
Provision for losses on foreclosed assets	60	-
Amortization of securities	1,457	2,231
Accretion of securities	(235)	(261)
Realized net (gain) loss on sales of securities available-for-sale	(5)	1,266
Accretion of discount on acquired loans	(5)	(6)
Accretion of deferred loan fees / costs	(1,970)	(1,881)
Amortization of core deposit intangible asset	361	460
Amortization of debt issuance costs	38	37
Stock-based compensation expense	215	234
Bank owned life insurance income	(629)	(610)
Depreciation and amortization of premises and equipment	1,345	857
Gain on sales of foreclosed assets	(51)	(80)
Deferred income tax (benefit) expense	(808)	308
(Increase) decrease in operating assets and (decrease) increase in operating liabilities:
Loans held-for-sale	(5,123)	6,563
Accrued interest receivable	(123)	(70)
Other assets	(4,233)	1,466
Accrued interest payable and other liabilities	(454)	(316)
Net cash from operating activities	5,204	26,390
Cash Flows Used For Investing Activities:
Maturity of certificate of deposit	496	498
Activity in securities available-for-sale:
Sales of securities available-for-sale	15,252	154,392
Maturities, payments, calls of securities available-for-sale	21,299	42,212
Purchases of securities available-for-sale	(4,833)	(182,601)
Activity in securities held-to-maturity:
Maturities, payments, calls of securities held-to-maturity	2,433	3,228
Purchases of securities held-to-maturity	-	(12,764)
Loan principal originations, net	(242,689)	(186,644)
Proceeds from sale of foreclosed assets	485	444
Purchases of premises and equipment	(3,857)	(2,810)
Purchase of restricted equity securities, net	(2,769)	(916)
Net cash used for investing activities	(214,183)	(184,961)
Cash Flows From Financing Activities:
Net increase in deposits	167,707	134,686
Net decrease (increase) in securities sold under agreements to repurchase	8,461	(2,091)
Proceeds from Federal Home Loan Bank advances	190,000	30,000
Repayment of Federal Home Loan Bank advances	(130,000)	(10,000)
Proceeds from issuance of note payable	12,000	-
Proceeds from Federal Reserve Bank discount window borrowings	20,000	-
Repayment of Federal Reserve Bank discount window borrowings	(25,000)	-
Proceeds from exercise of common stock options	327	421
Purchase of treasury stock	(571)	(619)
Sale of treasury stock	160	677
Cash dividends	(3,208)	(2,918)
Net cash from financing activities	239,876	150,156
Net Change In Cash And Cash Equivalents	30,897	(8,415)
Cash and Cash Equivalents At Beginning Of Period	74,826	61,962
Cash and Cash Equivalents At End Of Period	$105,723	$53,547

Supplemental Disclosures Of Cash Flows Information:
Cash Payments For:
Interest paid to depositors	$17,427	$1,632
Interest paid on borrowings	$4,041	$412
Income taxes	$3,930	$820
Non-cash investing and financing activities:
Transfer of loans to foreclosed assets	$431	$637
Transfer of securities from available-for-sale to held-to-maturity	$-	$78,047
Restricted stock grant	$53	$-

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

The reconciliation of the components of the basic and diluted earnings per share is as follows (amounts in thousands):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2023	2022	2023	2022
Net earnings available to common shareholders	$7,635	$7,508	$12,742	$15,262
Weighted average common shares outstanding	6,670,969	6,631,472	6,668,879	6,628,484
Dilutive effect of stock options	96,457	107,901	94,377	99,890
Diluted common shares	6,767,426	6,739,373	6,763,256	6,728,374
Basic earnings per common share	$1.14	$1.13	$1.91	$2.30
Diluted earnings per common share	$1.13	$1.11	$1.88	$2.27

Note 4 – Investment Securities

The following tables summarize the amortized cost and fair value of securities available-for-sale and securities held-to-maturity and the corresponding amounts of unrealized gains and losses recognized in accumulated other comprehensive (loss) income at June 30, 2023 and December 31, 2022 (amounts in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2023:
Securities available-for-sale:
Residential mortgage-backed	$432,357	$63	$(61,435)	$370,985
U.S. treasury securities	130,843	-	(13,234)	117,609
U.S. govt. sponsored enterprises	70,838	-	(6,576)	64,262
State, county, and municipal	73,770	-	(10,360)	63,410
Corporate debt obligations	17,789	11	(2,548)	15,252
Total available-for-sale	$725,597	$74	$(94,153)	$631,518

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2023:
Securities held-to-maturity:
Residential mortgage-backed	$66,356	$-	$(13,097)	$53,259
State, county, and municipal	62,866	-	(12,559)	50,307
Total held-to-maturity	$129,222	$-	$(25,656)	$103,566

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2022:
Securities available-for-sale:
Residential mortgage-backed	$449,348	$-	$(59,311)	$390,037
U.S. treasury securities	130,971	-	(13,342)	117,629
U.S. govt. sponsored enterprises	72,889	-	(6,527)	66,362
State, county, and municipal	87,347	71	(11,555)	75,863
Corporate debt obligations	17,873	16	(1,893)	15,996
Total available-for-sale	$758,428	$87	$(92,628)	$665,887

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2022:
Securities held-to-maturity:
Residential mortgage-backed	$68,688	$-	$(12,624)	$56,064
State, county, and municipal	62,893	-	(13,680)	49,213
Total held-to-maturity	$131,581	$-	$(26,304)	$105,277

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

The following tables summarize securities with unrealized and unrecognized losses as of June 30, 2023 and December 31, 2022 aggregated by major security type and length of time in a continuous unrealized or unrecognized loss position (amounts in thousands):

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2023:
Securities available-for-sale:
Residential mortgage-backed	$13,228	$573	$355,326	$60,862	$368,554	$61,435
U.S. treasury securities	-	-	117,609	13,234	117,609	13,234
U.S. govt. sponsored enterprises	12,738	81	51,524	6,495	64,262	6,576
State, county & municipal	2,387	72	61,023	10,288	63,410	10,360
Corporate debt obligations	920	31	12,877	2,517	13,797	2,548
Total available-for-sale	$29,273	$757	$598,359	$93,396	$627,632	$94,153

Securities held-to-maturity:
Residential mortgage-backed	$-	$-	$53,259	$13,097	$53,259	$13,097
State, county & municipal	-	-	44,962	12,559	44,962	12,559
Total held-to-maturity	$-	$-	$98,221	$25,656	$98,221	$25,656

December 31, 2022:
Securities available-for-sale:
Residential mortgage-backed	$133,675	$15,215	$253,994	$44,096	$387,669	$59,311
U.S. treasury securities	-	-	117,629	13,342	117,629	13,342
U.S. govt. sponsored enterprises	32,695	2,449	33,523	4,078	66,218	6,527
State, county & municipal	53,744	7,250	17,905	4,305	71,649	11,555
Corporate debt obligations	3,190	310	11,352	1,583	14,542	1,893
Total available-for-sale	$223,304	$25,224	$434,403	$67,404	$657,707	$92,628

Securities held-to-maturity:
Residential mortgage-backed	$-	$-	$56,064	$12,624	$56,064	$12,624
State, county & municipal	10,057	2,706	33,811	10,974	43,868	13,680
Total held-to-maturity	$10,057	$2,706	$89,875	$23,598	$99,932	$26,304

The Company owned a total of 333 securities with unrealized losses of $119.8 million at June 30, 2023. The unrealized losses were primarily attributable to changes in interest rates, rather than deterioration in credit quality. The individual securities are each investment grade securities. The Company considers factors such as the financial condition of the issuer including credit ratings and specific events affecting the operations of the issuer, volatility of the security, underlying assets that collateralize the debt security, and other industry and macroeconomic conditions. The Company does not intend to sell these securities, and it is more likely than not that the Company will not be required to sell these securities before recovery of the amortized cost. The issuers of these securities continue to make timely principal and interest payments under the contractual terms of the securities. As such, there is no allowance for credit losses on available for sale or held to maturity securities recognized as of June 30, 2023.

As of June 30, 2023 and December 31, 2022, securities with a carrying value of approximately $290.8 million and $242.3 million, respectively, were pledged to secure public deposits as required by law. At June 30, 2023 and December 31, 2022, the carrying value of securities pledged to secure repurchase agreements was approximately $27.0 million and $16.2 million, respectively.

During the six months ended June 30, 2023, the Company sold investment securities for proceeds of $15.3 million and realized gains of $5.0 thosuand. During the six months ended June 30, 2022, the Company sold investment securities for proceeds of $154.4 million and realized losses of $1.3 million.

The amortized cost and estimated fair value of debt securities at June 30, 2023 and December 31, 2022, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities for residential mortgage backed securities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties. These securities are therefore not presented by maturity classification.

	June 30, 2023		December 31, 2022
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)		(In Thousands)
Securities available-for-sale
Less than 1 year	$-	$-	$1,055	$1,054
1 to 5 years	157,725	141,928	141,565	127,459
5 to 10 years	60,877	53,410	77,174	68,737
After 10 years	74,638	65,195	89,286	78,600
	293,240	260,533	309,080	275,850
Residential mortgage-backed securities	432,357	370,985	449,348	390,037
Total available-for-sale	$725,597	$631,518	$758,428	$665,887

	June 30, 2023		December 31, 2022
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)		(In Thousands)
Securities held-to-maturity
5 to 10 years	$13,942	$11,340	$10,208	$8,118
After 10 years	48,924	38,967	52,685	41,095
	62,866	50,307	62,893	49,213
Residential mortgage-backed securities	66,356	53,259	68,688	56,064
Total held-to-maturity	$129,222	$103,566	$131,581	$105,277

Note 5 – Loans, Allowance for Credit Losses and Credit Quality

Major classifications of loans at June 30, 2023 and December 31, 2022 are summarized as follows (amounts in thousands):

	June 30, 2023		December 31, 2022
	Amount	% of Total	Amount	% of Total
Residential real estate:
Closed-end 1-4 family - first lien	$678,180	33.6%	$573,033	32.2%
Closed-end 1-4 family - junior lien	11,485	0.6%	9,422	0.5%
Multi-family	15,576	0.6%	14,106	0.8%
Total residential real estate	705,241	34.8%	596,561	33.5%
Commercial real estate:
Nonfarm nonresidential	542,045	26.8%	497,766	28.0%
Farmland	57,773	2.9%	53,691	3.0%
Total commercial real estate	599,818	29.7%	551,457	31.0%
Construction and land development:
Residential	120,426	6.0%	121,363	6.8%
Other	157,262	7.8%	135,127	7.6%
Total construction and land development	277,688	13.8%	256,490	14.4%
Home equity lines of credit	77,806	3.9%	64,215	3.6%
Commercial loans:
Other commercial loans	239,210	11.8%	193,053	10.9%
Agricultural	61,561	3.0%	56,946	3.2%
State, county, and municipal loans	39,555	2.0%	40,964	2.3%
Total commercial loans	340,326	16.8%	290,963	16.4%
Consumer loans	53,673	2.7%	49,592	2.8%
Total gross loans	2,054,552	101.7%	1,809,278	101.7%
Allowance for credit losses	(26,889)	-1.3%	(24,310)	-1.4%
Net discounts	(154)	0.0%	(279)	0.0%
Net deferred loan fees	(7,159)	-0.4%	(5,872)	-0.3%
Net loans	$2,020,350	100.0%	$1,778,817	100.0%

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

	Real Estate Mortgage Loans
			Construction	Home equity
			and land	lines
Allowance for Credit Losses	Residential	Commercial	development	of credit	Commercial	Consumer	Total
Balance - December 31, 2022 prior to adoption of ASC 326	$5,088	$10,057	$3,377	$562	$4,778	$448	$24,310
Impact of adopting ASC 326	-	-	-	-	73	7	80
Provision for credit loss	771	876	430	239	160	146	2,622
Loan charge-offs	-	-	(196)	-	(162)	(40)	(398)
Loan recoveries	-	78	-	-	186	11	275
Balance - June 30, 2023	$5,859	$11,011	$3,611	$801	$5,035	$572	$26,889

Ending balance:
Individually evaluated for impairment	$-	$632	$-	$-	$292	$39	$963
Collectively evaluated for impairment	5,859	10,379	3,611	801	4,743	533	25,926
Total	$5,859	$11,011	$3,611	$801	$5,035	$572	$26,889

Loans:
Individually evaluated for impairment	$1,687	$6,914	$165	$200	$554	$39	$9,559
Collectively evaluated for impairment	703,554	592,904	277,523	77,606	339,772	53,634	2,044,993
Total	$705,241	$599,818	$277,688	$77,806	$340,326	$53,673	$2,054,552

	Real Estate Mortgage Loans
			Construction	Home equity
			and land	lines
Allowance for Loan Losses	Residential	Commercial	development	of credit	Commercial	Consumer	Total
Balance - December 31, 2021	$2,596	$8,038	$2,992	$396	$6,486	$414	$20,922
Provision (credit) for loan losses	1,062	265	361	66	(824)	-	930
Loan charge-offs	(42)	-	-	-	(148)	-	(190)
Loan recoveries	-	63	5	-	34	13	115
Balance - June 30, 2022	$3,616	$8,366	$3,358	$462	$5,548	$427	$21,777

Ending balance:
Individually evaluated for impairment	$8	$244	$2	$-	$43	$48	$345
Collectively evaluated for impairment	3,608	8,122	3,356	462	5,505	379	21,432
Total	$3,616	$8,366	$3,358	$462	$5,548	$427	$21,777

Loans:
Individually evaluated for impairment	$779	$5,261	$-	$103	$257	$48	$6,448
Collectively evaluated for impairment	422,586	437,437	241,078	53,064	254,088	45,113	1,453,366
Acquired loans with deteriorated credit quality	10	-	6	-	-	-	16
Total	$423,375	$442,698	$241,084	$53,167	$254,345	$45,161	$1,459,830

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

The Bank has elected a non-discounted cash flow methodology with a probability of default (PD) and loss-given default (LGD) for all cohorts. The PD calculation looks at the historical loan portfolio at particular points in time (each month during the lookback period) to determine the probability that loans in a certain cohort will default over the next 12-month period. A default is defined as a loan that has moved to past due 90 days and greater, nonaccrual status, or experienced a charge-off during the period. Currently, the Bank’s historical data is insufficient due to a minimal amount of default activity or zero defaults, therefore management uses index PDs comprised of rates derived from the PD experience of other community banks in place of the Bank’s historical PDs.

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

We have received requests from our borrowers for loan and lease deferrals and modifications including the deferral of principal payments or the deferral of principal and interest payments for terms generally around 90-180 days. Requests are evaluated individually and approved modifications are based on the unique circumstances of each borrower. In total, the Bank placed approximately $167 million of loans on a loan deferral plan as part of COVID-19 modifications. As of June 30, 2023, however, none of these loans remain on deferral. In accordance with Section 4013 of the CARES Act and the interagency statement, we have not accounted for such loans as TDRs, nor have we designated them as past due or nonaccrual. The risk ratings for these loans are evaluated regularly and evaluated for impairment if deemed necessary.

The following table presents collateral dependent impaired loans by class of loans as of June 30, 2023 (amounts in thousands). Collateral dependent loans are loans for which the repayment is expected to be provided substantially through the operation or sale of the collateral and the borrower is experiencing financial difficulty. The Company reviews individually evaluated loans for designation as collateral dependent loans, as well as other loans that management of the Company designates as having higher risk. These loans do not share common risk characteristics and are not included within the collectively evaluated loans for determining the allowance for credit losses. The Company considers all impaired loans to be collateral dependent.

Nonaccruing Collateral Dependent Loans	Unpaid Principal Balance	Recorded Investment	Impaired Loans With No Allowance	Impaired Loans With Allowance	Allowance for Credit Losses
Mortgage loans on real estate:
Residential real estate	$614	$614	$614	$-	$-
Commercial real estate	3,087	3,087	639	2,448	632
Construction and land development	-	-	-	-	-
Total mortgage loans on real estate	3,701	3,701	1,253	2,448	632
Home equity lines of credit	200	200	200	-	-
Commercial loans	523	523	-	523	261
Consumer loans	-	-	-	-	-
Total Loans	$4,424	$4,424	$1,453	$2,971	$893

Accruing Collateral Dependent Loans	Unpaid Principal Balance	Recorded Investment	Impaired Loans With No Allowance	Impaired Loans With Allowance	Allowance for Credit Losses
Mortgage loans on real estate:
Residential real estate	$1,073	$1,073	$1,073	$-	$-
Commercial real estate	3,827	3,827	3,827	-	-
Construction and land development	165	165	165	-	-
Total mortgage loans on real estate	5,065	5,065	5,065	-	-
Home equity lines of credit	-	-	-	-	-
Commercial loans	31	31	-	31	31
Consumer loans	39	39	-	39	39
Total Loans	$5,135	$5,135	$5,065	$70	$70

Total Collateral Dependent Loans	Unpaid Principal Balance	Recorded Investment	Impaired Loans With No Allowance	Impaired Loans With Allowance	Allowance for Credit Losses
Mortgage loans on real estate:
Residential real estate	$1,687	$1,687	$1,687	$-	$-
Commercial real estate	6,914	6,914	4,466	2,448	632
Construction and land development	165	165	165	-	-
Total mortgage loans on real estate	8,766	8,766	6,318	2,448	632
Home equity lines of credit	200	200	200	-	-
Commercial loans	554	554	-	554	292
Consumer loans	39	39	-	39	39
Total Loans	$9,559	$9,559	$6,518	$3,041	$963

The following table presents collateral dependent impaired loans by class of loans as of December 31, 2022 (amounts in thousands).

Nonaccruing Collateral Dependent Loans	Unpaid Principal Balance	Recorded Investment	Impaired Loans With No Allowance	Impaired Loans With Allowance	Allowance for Loan Losses
Mortgage loans on real estate:
Residential real estate	$239	$239	$239	$-	$-
Commercial real estate	599	599	373	226	241
Construction and land development	-	-	-	-	-
Total mortgage loans on real estate	838	838	612	226	241
Home equity lines of credit	-	-	-	-	-
Commercial loans	-	-	-	-	-
Consumer loans	-	-	-	-	-
Total Loans	$838	$838	$612	$226	$241

Accruing Collateral Dependent Loans	Unpaid Principal Balance	Recorded Investment	Impaired Loans With No Allowance	Impaired Loans With Allowance	Allowance for Loan Losses
Mortgage loans on real estate:
Residential real estate	$1,012	$1,012	$1,012	$-	$-
Commercial real estate	6,178	6,178	6,178	-	-
Construction and land development	190	190	190	-	-
Total mortgage loans on real estate	7,380	7,380	7,380	-	-
Home equity lines of credit	-	-	-	-	-
Commercial loans	595	595	-	595	317
Consumer loans	47	47	-	47	47
Total Loans	$8,022	$8,022	$7,380	$642	$364

Total Collateral Dependent Loans	Unpaid Principal Balance	Recorded Investment	Impaired Loans With No Allowance	Impaired Loans With Allowance	Allowance for Loan Losses
Mortgage loans on real estate:
Residential real estate	$1,251	$1,251	$1,251	$-	$-
Commercial real estate	6,777	6,777	6,551	226	241
Construction and land development	190	190	190	-	-
Total mortgage loans on real estate	8,218	8,218	7,992	226	241
Home equity lines of credit	-	-	-	-	-
Commercial loans	595	595	-	595	317
Consumer loans	47	47	-	47	47
Total Loans	$8,860	$8,860	$7,992	$868	$605

The following table presents the average recorded investment in impaired loans and the interest income recognized on impaired loans in the six months ended June 30, 2023 and 2022 by loan category (amounts in thousands).

	Six Months Ended			Six Months Ended
	June 30, 2023			June 30, 2022
	Average	Ending		Average	Ending
	Recorded	Recorded	Interest	Recorded	Recorded	Interest
	Investment	Investment	Income	Investment	Investment	Income
Mortgage loans on real estate:
Residential real estate	$1,585	$1,687	$28	$1,234	$779	$16
Commercial real estate	6,806	6,914	234	5,655	5,261	259
Construction and land development	177	165	7	292	-	8
Total mortgage loans on real estate	8,568	8,766	269	7,181	6,040	283
Home equity lines of credit	67	200	-	169	103	-
Commercial loans	580	554	1	291	257	8
Consumer loans	43	39	1	91	48	2
Total Loans	$9,258	$9,559	$271	$7,732	$6,448	$293

The following tables present the performance status of loans as of June 30, 2023 and December 31, 2022, by class of loans (amounts in thousands).

As of June 30, 2023	Performing	Nonperforming	Total
Mortgage loans on real estate:
Residential real estate	$704,137	$1,104	$705,241
Commercial real estate	596,731	3,087	599,818
Construction and land development	277,680	8	277,688
Total mortgage loans on real estate	1,578,548	4,199	1,582,747
Home equity lines of credit	77,585	221	77,806
Commercial loans	339,803	523	340,326
Consumer loans	53,585	88	53,673
Total Loans	$2,049,521	$5,031	$2,054,552

As of December 31, 2022	Performing	Nonperforming	Total
Mortgage loans on real estate:
Residential real estate	$595,792	$769	$596,561
Commercial real estate	550,858	599	551,457
Construction and land development	256,481	9	256,490
Total mortgage loans on real estate	1,403,131	1,377	1,404,508
Home equity lines of credit	64,166	49	64,215
Commercial loans	290,897	66	290,963
Consumer loans	49,590	2	49,592
Total Loans	$1,807,784	$1,494	$1,809,278

The following tables present the aging of loans and non-accrual loans as of June 30, 2023 and December 31, 2022, by class of loans (amounts in thousands).

	Accruing Loans
As of June 30, 2023	Current	30-89 Days Past Due	90+ Days Past Due	Nonaccrual Loans	Total Loans	Nonaccrual With No ACL
Mortgage loans on real estate:
Residential real estate	$702,146	$1,991	$-	$1,104	$705,241	$1,104
Commercial real estate	596,731	-	-	3,087	599,818	639
Construction and land development	277,510	170	-	8	277,688	8
Total mortgage loans on real estate	1,576,387	2,161	-	4,199	1,582,747	1,751
Home equity lines of credit	76,735	850	-	221	77,806	221
Commercial loans	339,446	357	-	523	340,326	-
Consumer loans	53,283	302	-	88	53,673	88
Total Loans	$2,045,851	$3,670	$-	$5,031	$2,054,552	$2,060

	Accruing Loans
As of December 31, 2022	Current	30-89 Days Past Due	90+ Days Past Due	Nonaccrual Loans	Total Loans	Nonaccrual With No ACL
Mortgage loans on real estate:
Residential real estate	$594,055	$1,737	$72	$697	$596,561	$454
Commercial real estate	545,354	5,504	-	599	551,457	-
Construction and land development	255,989	492	-	9	256,490	9
Total mortgage loans on real estate	1,395,398	7,733	72	1,305	1,404,508	463
Home equity lines of credit	64,016	150	-	49	64,215	26
Commercial loans	290,485	412	66	-	290,963	-
Consumer loans	49,251	339	-	2	49,592	2
Total Loans	$1,799,150	$8,634	$138	$1,356	$1,809,278	$491

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

The following table presents loan balances classified by credit quality indicator, loan type and based on year of origination as of June 30, 2023 (amounts in thousands).

	2023	2022	2021	2020	2019	Prior	Revolving Loans	Total
Residential real estate
Pass	$121,287	$330,453	$128,876	$74,139	$18,763	$25,562	$-	$699,080
Special Mention	1,069	1,641	536	15	28	349	-	3,638
Substandard	36	887	225	340	539	496	-	2,523
Doubtful	-	-	-	-	-	-	-	-
Total residential real estate	$122,392	$332,981	$129,637	$74,494	$19,330	$26,407	$-	$705,241
Commercial real estate
Pass	$52,058	$198,873	$106,828	$102,620	$53,490	$75,239	$-	$589,108
Special Mention	766	-	-	910	-	1,972	-	3,648
Substandard	201	775	214	186	52	5,634	-	7,062
Doubtful	-	-	-	-	-	-	-	-
Total commercial real estate	$53,025	$199,648	$107,042	$103,716	$53,542	$82,845	$-	$599,818
Construction and land development
Pass	$60,772	$164,502	$34,659	$6,636	$3,152	$6,872	$-	$276,593
Special Mention	211	564	99	-	24	14	-	912
Substandard	-	165	8	10	-	-	-	183
Doubtful	-	-	-	-	-	-	-	-
Total construction and land development	$60,983	$165,231	$34,766	$6,646	$3,176	$6,886	$-	$277,688
Current-period gross charge-offs	$-	$-	$196	$-	$-	$-	$-	$196
Home equity lines of credit
Pass	$17,320	$27,248	$12,906	$5,527	$3,330	$11,049	$-	$77,380
Special Mention	-	100	-	-	-	-	-	100
Substandard	-	200	50	-	-	76	-	326
Doubtful	-	-	-	-	-	-	-	-
Total home equity lines of credit	$17,320	$27,548	$12,956	$5,527	$3,330	$11,125	$-	$77,806
Commercial loans
Pass	$75,769	$117,619	$55,688	$51,949	$12,210	$20,564	$-	$333,799
Special Mention	186	371	507	458	148	4,231	-	5,901
Substandard	72	-	-	27	-	527	-	626
Doubtful	-	-	-	-	-	-	-	-
Total commercial loans	$76,027	$117,990	$56,195	$52,434	$12,358	$25,322	$-	$340,326
Current-period gross charge-offs	$116	$46	$-	$-	$-	$-	$-	$162
Consumer loans
Pass	$14,480	$18,195	$10,384	$4,769	$2,431	$2,984	$-	$53,243
Special Mention	37	139	36	19	7	4	-	242
Substandard	21	69	29	20	-	49	-	188
Doubtful	-	-	-	-	-	-	-	-
Total consumer loans	$14,538	$18,403	$10,449	$4,808	$2,438	$3,037	$-	$53,673
Current-period gross charge-offs	$-	$38	$-	$2	$-	$-	$-	$40
Total Loans
Pass	$341,686	$856,890	$349,341	$245,640	$93,376	$142,270	$-	$2,029,203
Special Mention	2,269	2,815	1,178	1,402	207	6,570	-	14,441
Substandard	330	2,096	526	583	591	6,782	-	10,908
Doubtful	-	-	-	-	-	-	-	-
Total loans	$344,285	$861,801	$351,045	$247,625	$94,174	$155,622	$-	$2,054,552
Current-period gross charge-offs	$116	$84	$196	$2	$-	$-	$-	$398

As of December 31, 2022, the risk category of loans by class of loans is as follows (amounts in thousands):

As of December 31, 2022	Pass	Special Mention	Substandard	Doubtful	Total
Mortgage loans on real estate:
Residential real estate	$591,882	$2,648	$2,031	$-	$596,561
Commercial real estate	539,777	4,706	6,974	-	551,457
Construction and land development	256,200	77	213	-	256,490
Total mortgage loans on real estate	1,387,859	7,431	9,218	-	1,404,508
Home equity lines of credit	63,861	212	142	-	64,215
Commercial loans	283,359	7,008	596	-	290,963
Consumer loans	49,206	238	148	-	49,592
Total Loans	$1,784,285	$14,889	$10,104	$-	$1,809,278

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

Investment Securities – Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange and securities that are traded by dealers or brokers in active over-the-counter market funds. Level 2 securities include mortgage-backed securities issued by government sponsored enterprises and municipal bonds. Securities classified as Level 3 include asset-backed securities in less liquid markets.

Loans and mortgage loans held for sale – The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for credit losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. When a loan is identified as individually impaired, management measures impairment using one of three methods. These methods include collateral value, market value of similar debt, and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. As of June 30, 2023 and December 31, 2022, impaired loans were evaluated based on the fair value of the collateral. Impaired loans for which an allowance is established based on the fair value of collateral, or loans that were charged down according to the fair value of collateral, require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price, the Company records the impaired loan as nonrecurring Level 2. When the fair value is based on an appraised value, the Company records the impaired loan as nonrecurring Level 3.

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

Assets and liabilities measured at fair value on a recurring basis – The only assets and liabilities measured at fair value on a recurring basis are our securities available-for-sale. There were no transfers between levels during the period. Information related to the Company’s assets and liabilities measured at fair value on a recurring basis at June 30, 2023 and December 31, 2022 is as follows: (amounts in thousands)

	Fair Value Measurements At Reporting Date Using:
June 30, 2023	Fair Value	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Securities available-for-sale:
Residential mortgage -backed	$370,985	$-	$370,985	$-
U.S. treasury securities	117,609	-	117,609	-
U.S. government sponsored enterprises	64,262	-	64,262	-
State, county, and municipal	63,410	-	63,410	-
Corporate debt obligations	15,252	-	9,898	5,354
Totals	$631,518	$-	$626,164	$5,354

	Fair Value Measurements At Reporting Date Using:
December 31, 2022	Fair Value	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Securities available-for-sale:
Residential mortgage -backed	$390,037	$-	$390,037	$-
U.S. treasury securities	117,629	-	117,629	-
U.S. government sponsored enterprises	66,362	-	66,362	-
State, county, and municipal	75,863	-	75,863	-
Corporate debt obligations	15,996	-	10,375	5,621
Totals	$665,887	$-	$660,266	$5,621

The Company's policy is to recognize transfers in and transfers out of levels 1, 2, and 3 as of the end of a reporting period. There were no transfers between levels from December 31, 2022 to June 30, 2023 (amounts in thousands):

	Significant Unobservable Inputs (Level 3)
	June 30, 2023	December 31, 2022
Fair value, beginning of period	$5,621	$-
Transfers into Level 3	-	5,621
Changes in unrealized gains/losses included in other comprehensive (loss) income for assets and liabilities still held at period-end	(267)	-
Fair value, end of period	$5,354	$5,621

Assets measured at fair value on a nonrecurring basis – The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. GAAP. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a nonrecurring basis are included in the table below as of June 30, 2023 and December 31, 2022 (amounts in thousands):

	Fair Value Measurements At Reporting Date Using:
June 30, 2023	Fair Value	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$8,596	$-	$-	$8,596
Foreclosed assets	546	-	-	546
Totals	$9,142	$-	$-	$9,142

December 31, 2022	Fair Value	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$8,255	$-	$-	$8,255
Foreclosed assets	609	-	-	609
Totals	$8,864	$-	$-	$8,864

The Company has estimated the fair values of these assets using Level 3 inputs, specifically the appraised value of the collateral. Impaired loan balances represent those collateral dependent impaired loans where management has estimated the credit loss by comparing the loan’s carrying value against the expected realizable fair value of the impaired loan for the amount of the credit loss. For Level 3 assets measured at fair value on a non-recurring basis as of June 30, 2023 and December 31, 2022 for the valuation technique, we used appraisals. For the significant unobservable input, we used appraisal discounts, and weighted average input of 15-20% was used for the period ended June 30, 2023 and December 31, 2022.

The estimated fair values, and related carrying or notional amounts, of the Company’s financial instruments as of June 30, 2023 and December 31, 2022 are as follows (amounts in thousands):

		Estimated Fair Value
June 30, 2023	Carrying Amount	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$105,723	$105,723	$-	$-
Certificates of deposit in banks	3,669	-	3,669	-
Securities held-to-maturity	129,222	-	103,566	-
Securities available-for-sale	631,518	-	626,164	5,354
Loans held-for-sale	8,536	-	8,536	-
Loans receivable, net	2,020,350	-	1,951,162	8,596
Accrued interest receivable	10,206	-	10,206	-
Bank owned life insurance	47,023	-	47,023	-
Restricted equity securities	8,454	-	-	8,454
Financial liabilities:
Deposits	2,681,906	-	2,483,292	-
Securities sold under agreements to repurchase	16,642	-	16,642	-
Federal Home Loan Bank advances	155,000	-	147,131	-
Federal Reserve Bank discount window borrowings	20,000	-	19,997	-
Note payable	12,000		12,000
Subordinated debentures	39,456	-	30,472	-
Accrued interest payable	1,605	-	1,605	-

		Estimated Fair Value
December 31, 2022	Carrying Amount	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$74,826	$74,826	$-	$-
Certificates of deposit in banks	4,165	-	4,165	-
Securities held-to-maturity	131,581	-	105,277	-
Securities available-for-sale	665,887	-	660,266	5,621
Loans held-for-sale	3,413	-	3,413	-
Loans receivable, net	1,778,817	-	1,708,410	8,255
Accrued interest receivable	10,083	-	10,083	-
Bank owned life insurance	46,395	-	46,395	-
Restricted equity securities	5,685	-	-	5,685
Financial liabilities:
Deposits	2,514,199	-	2,307,026	-
Securities sold under agreements to repurchase	8,181	-	8,181	-
Federal Home Loan Bank advances	95,000	-	95,091	-
Federal Reserve Bank discount window borrowings	25,000	-	25,000	-
Subordinated debentures	39,419	-	31,039	-
Accrued interest payable	1,296	-	1,296	-

The estimated fair values of the standby letters of credit and loan commitments on which the committed interest rate is less than the current market rate are insignificant as of June 30, 2023 and December 31, 2022.

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

Note 7 – Recently Adopted Accounting Pronouncements

In March 2022, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2022-02, Financial Instruments—Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. The amendments eliminate the accounting guidance for TDR recognition in Subtopic 310-40, Receivables – Trouble Debt Restructurings by Creditors by entities that have adopted ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. For public business entities, the amendments require disclosure of current-period gross write-offs by year of origination for financing receivables and net investment in leases within the scope of Subtopic 326-20. Gross write-off information must be included in the vintage disclosures required for public business entities in accordance with paragraph 326-20-50-6, which requires that an entity disclose the amortized cost basis of financing receivables by credit quality indicator and class of financing receivable by year of origination. The Company adopted ASU 2022-02 effective January 1, 2023 on a prospective basis. Adoption of ASU 2022-02 did not have a material impact on the Company’s consolidated financial statements.

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

The Company adopted ASU 2016-13 and all subsequent amendments thereto effective January 1, 2023, using the modified retrospective method for all financial assets measured at amortized cost and off balance sheet credit exposures. Amounts for periods beginning on or after January 1, 2023, are presented under ASU 2016-13 and all prior period information is presented in accordance with previously applicable GAAP. At January 1, 2023, the Company recognized a cumulative adjustment to retained earnings of $24 thousand, net of tax, attributable to an increase in the allowance for credit losses of $80 thousand and an increase in deferred tax assets of $8 thousand. Included in the $80 thousand increase in the allowance for credit losses is $48 thousand that was recognized on purchased with credit deterioration (PCD) loans previously classified as purchased credit impaired (PCI) with a corresponding adjustment to the gross carrying amount of the loans. The Company adopted ASU 2016-13 using the prospective transition approach for PCD loans, which did not require re-evaluation of whether loans previously classified as PCI loans met the criteria of PCD assets at the date of adoption. The remaining noncredit discount will be accreted into interest income over the life of the individual loans beginning January 1, 2023

Note 8 – Recently Issued Accounting Pronouncements

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

Note 9 – Defined Contribution Plan

The Company provides a 401(k) employee stock ownership plan (ESOP), which covers substantially all of the Company’s employees who are eligible, as to age and length of service. A participant may elect to make contributions up to $22.5 thousand and $20.5 thousand of the participant’s annual compensation in 2023 and 2022, respectively. The Company makes contributions up to 3% of each participant’s annual compensation and the Company matches 50% of the next 2% contributed by the employee. Contributions to the plan by the Company were approximately $462 thousand and $371 thousand for the six months ended June 30, 2023 and 2022, respectively. Outstanding shares of the Company’s common stock allocated to participants at June 30, 2023 and December 31, 2022 totaled 154,293 and 154,997 shares respectively, and there were no unallocated shares. These shares are treated as outstanding for purposes of calculating earnings per share and dividends on these shares are included in the Consolidated Statements of Stockholders’ Equity.

The Company’s ESOP includes a put option for shares of the Company’s common stock distributed from the ESOP. Shares are distributed from the ESOP primarily to separate vested participants and certain eligible participants who elect to diversify their account balances. Since the Company’s common stock is not currently traded on an established securities market, if the owners of distributed shares desire to sell their shares, the Company is required to purchase the shares at fair value during two put option periods following the distribution of the shares from the ESOP. The first put option period is within sixty days following the distribution of the shares from the ESOP. The second put option period begins on the first day of the fifth month of the plan year for a sixty day period. The fair value of distributed shares subject to the put option totaled $0 as of June 30, 2023 and December 31, 2022. The cost of the ESOP shares totaled $4.05 million and $4.16 million as of June 30, 2023 and December 31, 2022, respectively. Due to the Company’s obligation under the put option, the distributed shares and ESOP shares are classified as temporary equity in the mezzanine section of the consolidated statements of financial condition and totaled $4.05 million and $4.16 million as of June 30, 2023 and December 31, 2022, respectively. The fair value of the ESOP shares totaled $5.90 million and $5.93 million as of June 30, 2023 and December 31, 2022, respectively.

Note 10 – Loans Held for Sale

The Company has entered into agreements with secondary market investors to deliver loans on a “best efforts delivery” basis. When a rate is committed to a borrower, it is based on the best price that day and locked with the investor for the customer for a thirty day period. In the event the loan is not delivered to the investor, the Company has no risk or exposure with the investor. The fair values of the Company’s agreements with investors and rate lock commitments to customers as of June 30, 2023 and December 31, 2022, respectively, were not material.

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

Lease Right-of-Use Assets	Classification on Consolidated Statement of Condition	June 30, 2023	December 31, 2022
Operating lease right-of-use assets	Other Assets	$3,494	$3,582

Lease Liabilities	Classification on Consolidated Statement of Condition	June 30, 2023	December 31, 2022
Operating lease liabilities	Accrued interest payable and other liabilities	$3,643	$3,716

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

	June 30, 2023	December 31, 2022
Weighted-average remaining lease term for operating leases	8.69 Years	9.62 Years
Weighted-average discount rate for operating leases	6.00%	6.00%

Future minimum payments for operating leases with initial or remaining terms of one year or more as of June 30, 2023 are as follows:

Operating Leases
July 1, 2023 - June 30, 2024	$828
July 1, 2024 - June 30, 2025	700
July 1, 2025 - June 30, 2026	577
July 1, 2026 - June 30, 2027	426
July 1, 2027 - June 30, 2028	393
Afterward	1,989
Total future minimum lease payments	4,913
Amounts representing interest	(1,270)
Present value of net future minimum lease payments	$3,643

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

Current Developments regarding COVID-19

As a result of the COVID-19 pandemic and its continuing concerns as well as the potential adverse effects it may have on our customers, including our loan and depositor relationships, we continue to assess how such developments could affect our business and operations. We have taken the following steps to operate in an environment that is safe for both our employees and customers (and the public in general) and have implemented guidelines and programs to assist our customers and help ensure the safe and sound operation of our Bank.

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

Paycheck Protection Program

The Bank participated as a lender in the Small Business Administration’s (SBA) Paycheck Protection Program (PPP) as established by the Coronavirus Aid, Relief, and Economic Security (CARES) Act. The PPP was established under the CARES Act to provide unsecured low interest rate loans to small businesses that have been impacted by the COVID-19 pandemic. The PPP loans are 100% guaranteed by the SBA. The loans have a fixed interest rate of 1% and payments of interest and principal are deferred until the earlier of the date the SBA remits the forgiveness amount to the lender, the forgiveness application is denied, or if no forgiveness application is filed, ten months from the end of the covered period. If originated before June 5, 2020, loans matured two years from origination, and if origination occurred on or after June 5, 2020, loans mature five years from origination. PPP loans are forgiven by the SBA (which makes forgiveness payments directly to the lender) to the extent the borrower uses the proceeds of the loan for certain purposes (primarily to fund payroll costs) during a certain time period following origination and maintains certain employee and compensation levels. Lenders receive processing fees from the SBA for originating the PPP loans which were based on a percentage of the loan amount. On December 27, 2020, legislation was enacted that renewed the PPP and allocated additional appropriations for both new first-time PPP loans under the existing PPP and second-draw PPP loans for certain eligible borrowers that had previously received a PPP loan. As of June 30, 2023, the Bank has approximately 16 PPP loans in the aggregate amount of approximately $432 thousand outstanding. At December 31, 2022, the Bank had approximately 27 PPP loans in the aggregate amount of approximately $781 thousand outstanding.

Our Business

We are a bank holding company headquartered in Prattville, Alabama. We engage in the business of banking through our wholly-owned banking subsidiary, River Bank & Trust, which we may refer to as the “Bank” or “River Bank.” Through the Bank, we provide a broad array of financial services to businesses, business owners, professionals, and consumers. As of June 30, 2023, we operated twenty-two full-service banking offices in Alabama in the cities of Montgomery, Prattville, Millbrook, Wetumpka, Auburn, Opelika, Gadsden, Alexander City, Daphne, Clanton, Dothan, Enterprise, Mobile, Decatur, Huntsville, Saraland, and Birmingham, Alabama.

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

Overview of Second Quarter 2023 Results

Net income was $7.6 million in the quarter ended June 30, 2023, compared with $7.5 million in the quarter ended June 30, 2022. Several significant measures from the 2023 second quarter include:

•
Net interest margin (taxable equivalent) of 2.68%, compared with 3.34% for the second quarter of 2022.
•
Net interest income decrease of $261.0 thousand for the quarter ended June 30, 2023, representing a -1.34% rate of decrease over the quarter ended June 30, 2022.
•
Annualized return on average earning assets for the quarter ended June 30, 2023 of 1.05% compared with 1.27% for the quarter ended June 30, 2022.
•
Annualized return on average equity for the quarter ended June 30, 2023 of 20.77% compared with 20.56% for the quarter ended June 30, 2022.
•
Loan increase of $136.7 million during the quarter ended June 30, 2023, representing a 28.63% annualized growth rate.
•
Securities decrease of $39.5 million during the quarter ended June 30, 2023, representing a 19.75% annualized decrease for the quarter.
•
Deposit increase of $18.0 million during the quarter ended June 30, 2023, representing a 2.70% annualized growth rate.
•
Stockholders’ equity decrease of $617.0 thousand during the quarter ended June 30, 2023 representing a 1.72% annualized decrease.
•
Book value per share of $22.01 at June 30, 2023, compared with $20.76 per share at December 31, 2022.
•
Tangible book value per share of $17.58 at June 30, 2023, compared with $16.27 at December 31, 2022.

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

Investment Securities Impairment

Effective January 1, 2023, the Company estimates and recognizes an allowance for credit losses for held-to-maturity (HTM) debt securities pursuant to ASU No. 2016-13. The Company has a zero loss expectation for its HTM securities portfolio, except for U.S. State and Municipal securities, and therefore it is not required to estimate an allowance for credit losses related to these securities. For HTM securities that do not have a zero loss expectation, the allowance for credit losses is based on the security’s amortized cost, excluding interest receivable, and represents the portion of the amortized cost that the Company does not expect to collect over the life of the security. The allowance for credit losses is determined using average industry credit ratings and historical loss experience, and is initially recognized upon acquisition of the securities, and subsequently remeasured on a recurring basis. The Company evaluates available for sale (AFS) debt securities that experienced a decline in fair value below amortized cost for credit impairment. In performing an assessment of whether any decline in fair value is due to a credit loss, the Company considers the extent to which the fair value is less than the amortized cost, changes in credit ratings, any adverse economic conditions, as well as all relevant information at the individual security level, such as credit deterioration of the issuer, explicit or implicit guarantees by the federal government or collateral underlying the security. If it is determined that the decline in fair value was due to credit losses, an allowance for credit losses is recorded, limited to the amount the fair value is less than the amortized cost basis. The non-credit related decrease in the fair value, such as a decline due to changes in market interest rates, is recorded in other comprehensive (loss) income, net of tax. The Company recognizes a credit impairment if the Company has the intent to sell the security, or it is more likely than not that the Bank will be required to sell the security before recovery of its amortized cost. Prior to the adoption of ASU No. 2016-13 Management evaluated AFS and HTM debt securities for other-than-temporary-impairment on at least a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation.

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

Comparison of the Results of Operations for the six months ended June 30, 2023 and 2022

The following is a narrative discussion and analysis of significant changes in our results of operations for the six months ended June 30, 2023 compared to the six months ended June 30, 2022.

Net Income

During the three months ended June 30, 2023, our net income was $7.6 million, compared to $7.5 million for the three months ended June 30, 2022, an increase of $127.0 thousand, or 1.69%. The primary reason for the increase in net income for the second quarter of 2023 as compared to the second quarter of 2022 was an increase in noninterest income offset by an increase in noninterest expense. Total noninterest income for the second quarter of 2023 was $8.0 million compared to $3.3 million for the quarter ended June 30, 2022. This increase in noninterest income was primarily the result of a $3.7 million Community Development Financial Insituation award received in the second quarter of 2023. Total noninterest expense in the second quarter of 2023 increased $3.9 million, or 31.70%, from the second quarter of 2022. The most significant increase was an increase of $2.0 million in salaries and employee benefits. During the three months ended June 30, 2023, net interest income was $19.2 million compared to $19.5 million for the three months ended June 30, 2022, a decrease of $261.0 thousand, or -1.34%. This decrease is a result of higher costs of deposit funding. The provision for credit losses also increased approximately $381.0 thousand from the second quarter of 2022 to the second quarter of 2023. The increase in the provision for credit loss was a result of the loan growth during the second quarter of 2023.

During the six months ended June 30, 2023, our net income was $12.7 million, compared to $15.3 million for the six months ended June 30, 2022, a decrease of $2.5 million, or -16.51%. The primary reason for the decrease in net income for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022 was an increase in noninterest expense offset by an increase in noninterest income. Total noninterest expense in the first six months of 2023 increased $6.8 million, or 28.79%, from the first six months of 2022 . The most significant increase was an increase of $3.5 million in salaries and employee benefits. Total noninterest income for the first six months of 2023 was $11.1 million compared to $6.8 million in the first six months of 2022 . This increase in noninterest income was primarily the result of a $3.7 million Community Development Financial Insituation award recognized in 2023. During this period in 2023, net interest income was $38.3 million compared to $37.4 million for the same period in 2022, an increase of $841.0 thousand, or 2.25%. This increase is a result of higher levels of loan volume and other earning assets from organic growth. The provision for loan losses increased approximately $1.7 million from the second quarter of 2022 to the second quarter of 2023.

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

Comparison of net interest income for the three months ended June 30, 2023 and 2022

The following table shows, for the three months ended June 30, 2023 and 2022, the average balances of each principal category of our earning assets and interest bearing liabilities and the average taxable equivalent yields on assets and average costs of liabilities. These yields and costs are calculated by dividing the income or expense by the average daily balance of the associated assets or liabilities (amounts in thousands).

	Three Months Ended June 30, 2023			Three Months Ended June 30, 2022
		Interest			Interest
	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Yield/Rate	Balance	Expense	Yield/Rate
Interest earning assets
Loans	$1,972,833	$26,938	5.44%	$1,386,522	$16,793	4.86%
Mortgage loans held for sale	9,200	80	3.47%	12,372	104	3.36%
Investment securities:
Taxable securities	798,192	3,612	1.82%	862,231	3,399	1.58%
Tax-exempt securities	69,915	497	2.85%	78,708	543	2.76%
Interest bearing balances in other banks	20,776	239	4.62%	24,180	60	0.99%
Federal funds sold	34,558	444	5.16%	-	-	0.00%
Total interest earning assets	$2,905,474	$31,810	4.37%	$2,364,013	$20,899	3.55%

Interest bearing liabilities
Interest bearing transaction accounts	$630,441	$1,715	1.09%	$537,029	$107	0.08%
Savings and money market accounts	846,508	4,121	1.95%	815,461	391	0.19%
Time deposits	495,886	4,006	3.24%	244,844	275	0.45%
Short-term borrowings	17,276	131	3.09%	10,734	7	0.23%
Federal Home Loan Bank advances	137,857	1,731	5.03%	16,484	41	1.00%
Subordinated debt	40,000	418	4.19%	40,000	418	4.20%
Note payable	12,000	248	8.28%	-	-	0.00%
Total interest bearing liabilities	$2,179,968	$12,370	2.28%	$1,664,552	$1,239	0.30%
Noninterest-bearing funding of earning assets	725,506	-	0.00%	699,461	-	0.00%
Total cost of funding earning assets	$2,905,474	$12,370	1.71%	$2,364,013	$1,239	0.21%
Net interest rate spread			2.09%			3.25%
Net interest income/margin (taxable equivalent)		$19,440	2.68%		$19,660	3.34%
Tax equivalent adjustment		(217)			(176)
Net interest income/margin		$19,223	2.63%		$19,484	3.31%

The following table reflects, for the three months ended June 30, 2023 and 2022, the changes in our net interest income due to variances in the volume of interest earning assets and interest bearing liabilities and variances in the associated rates earned or paid on these assets and liabilities (amounts in thousands).

	Three Months Ended June 30, 2023 vs.
	Three Months Ended June 30, 2022
		Variance
		due to
	Volume	Yield/Rate	Total
Interest earning assets
Loans	$7,292	$2,853	$10,145
Mortgage loans held for sale	(27)	3	(24)
Investment securities:
Taxable securities	(265)	478	213
Tax-exempt securities	(62)	16	(46)
Interest bearing balances in other banks	(9)	188	179
Federal funds sold	(7)	451	444
Total interest earning assets	$6,922	$3,989	$10,911

Interest bearing liabilities
Interest bearing transaction accounts	$19	$1,589	$1,608
Savings and money market accounts	16	3,714	3,730
Time deposits	283	3,448	3,731
Short-term borrowings	1	123	124
Federal Home Loan Bank advances	306	1,384	1,690
Subordinated debentures	2	(2)	-
Note payable	-	248	248
Total interest bearing liabilities	$627	$10,504	$11,131

Net interest income
Net interest income (taxable equivalent)	$6,295	$(6,515)	$(220)
Taxable equivalent adjustment	(35)	(6)	(41)
Net interest income	$6,260	$(6,521)	$(261)

Total interest income for the three months ended June 30, 2023 was $31.6 million and total interest expense was $12.4 million, resulting in net interest income of $19.2 million for the period. For the same period of 2022, total interest income was $20.7 million and total interest expense was $1.2 million, resulting in net interest income of $19.5 million for the period. This represents a -1.34% decrease in net interest income when comparing the same period from 2023 and 2022. When comparing the variances related to interest income for the three months ended June 30, 2023 and 2022, the increase was primarily attributed to increases in average volumes in loans. The volume related increase in interest income for the three months ended June 30, 2023 was accompanied by an increase in the yield on loans and investment securities. When comparing variances related to interest expense for the three months ended June 30, 2023 and 2022, the increase primarily resulted from an increase in deposit and borrowing rates in 2023.

Comparison of net interest income for the six months ended June 30, 2023 and 2022

The following table shows, for the six months ended June 30, 2023 and 2022, the average balances of each principal category of our earning assets and interest bearing liabilities and the average taxable equivalent yields on assets and average costs of liabilities. These yields and costs are calculated by dividing the income or expense by the average daily balance of the associated assets or liabilities (amounts in thousands).

	Six Months Ended June 30, 2023			Six Months Ended June 30, 2022
		Interest			Interest
	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Yield/Rate	Balance	Expense	Yield/Rate
Interest earning assets
Loans	$1,911,975	$50,723	5.35%	$1,337,917	$32,206	4.85%
Mortgage loans held for sale	8,090	139	3.46%	13,879	209	3.04%
Investment securities:
Taxable securities	803,963	7,269	1.82%	856,302	6,572	1.55%
Tax-exempt securities	75,738	1,112	2.96%	83,669	1,177	2.84%
Interest bearing balances in other banks	37,870	856	4.56%	28,421	85	0.60%
Federal funds sold	23,702	597	5.08%	2,780	2	0.15%
Total interest earning assets	$2,861,338	$60,696	4.29%	$2,322,968	$40,251	3.50%

Interest bearing liabilities
Interest bearing transaction accounts	$630,166	$3,235	1.04%	$532,198	$211	0.08%
Savings and money market accounts	835,129	7,215	1.74%	794,413	758	0.19%
Time deposits	483,852	7,212	3.01%	256,139	619	0.49%
Securities sold under repurchase agreements	15,876	230	2.92%	10,376	11	0.21%
Federal Home Loan Bank advances	116,674	2,918	5.04%	8,287	41	1.00%
Subordinated debentures	40,000	833	4.20%	40,000	837	4.22%
Note payable	8,260	335	0.00%	-	-	0.00%
Total interest bearing liabilities	$2,129,957	$21,978	2.08%	$1,641,413	$2,477	0.30%
Noninterest-bearing funding of earning assets	731,381	-	0.00%	681,555	-	0.00%
Total cost of funding earning assets	$2,861,338	$21,978	1.55%	$2,322,968	$2,477	0.22%
Net interest rate spread			2.21%			3.20%
Net interest income/margin (taxable equivalent)		$38,718	2.73%		$37,774	3.28%
Tax equivalent adjustment		(458)			(355)
Net interest income/margin		$38,260	2.70%		$37,419	3.25%

The following table reflects, for the six months ended June 30, 2023 and 2022, the changes in our net interest income due to variances in the volume of interest earning assets and interest bearing liabilities and variances in the associated rates earned or paid on these assets and liabilities (amounts in thousands).

	Six Months Ended June 30, 2023 vs.
	Six Months Ended June 30, 2022
		Variance
		due to
	Volume	Yield/Rate	Total
Interest earning assets
Loans	$13,966	$4,551	$18,517
Mortgage loans held for sale	(87)	17	(70)
Investment securities:
Taxable securities	(379)	1,076	697
Tax-exempt securities	(114)	49	(65)
Interest bearing balances in other banks	27	744	771
Federal funds sold	40	555	595
Total interest earning assets	$13,453	$6,992	$20,445

Interest bearing liabilities
Interest bearing transaction accounts	$39	$2,985	$3,024
Savings and money market accounts	38	6,419	6,457
Time deposits	555	6,038	6,593
Short-term debt	(7)	226	219
Federal Home Loan Bank advances	(27)	2,904	2,877
Subordinated debentures	2	(6)	(4)
Note payable	-	335	335
Total interest bearing liabilities	$600	$18,901	$19,501

Net interest income
Net interest income (taxable equivalent)	$12,853	$(11,909)	$944
Taxable equivalent adjustment	(103)	-	(103)
Net interest income	$12,750	$(11,909)	$841

Total interest income for the six months ended June 30, 2023 was $60.2 million and total interest expense was $22.0 million, resulting in net interest income of $38.3 million for the period. For the same period of 2022, total interest income was $39.9 million and total interest expense was $2.5 million, resulting in net interest income of $37.4 million for the period. This represents a 2.25% increase in net interest income when comparing the same period from 2023 and 2022. When comparing the variances related to interest income for the six months ended June 30, 2023 and 2022, the increase was primarily attributed to increases in average volumes in loans. The volume related increase in interest income for the six months ended June 30, 2023 was accompanied by an increase in the yield on loans and investment securities. When comparing variances related to interest expense for the six months ended June 30, 2023 and 2022, the increase primarily resulted from an increase in deposit and borrowing rates in 2023.

Provision for Credit Losses

On January 1, 2023, we adopted ASC 326, which introduces the current expected credit losses (CECL) methodology and requires us to estimate all expected credit losses over the remaining life of our loans. Accordingly, the provision for credit losses represents a charge to earnings necessary to establish an allowance for credit losses that, in management's evaluation, is adequate to provide coverage for all expected credit losses. As a result of evaluating the allowance for credit losses at June 30, 2023, management recorded a provision for credit losses of $1.3 million in the second quarter of 2023 compared to $930.0 thousand in the second quarter of 2022. The increase in provision for credit losses allocated was primarily due to continued loan growth in new markets for the Bank. In management’s evaluation, our allowance for credit losses reflects an amount we believe appropriate, based on our allowance assessment methodology, to adequately cover all expected future losses as of the date the allowance is determined.

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

The following table sets forth the principal components of noninterest income for the periods indicated (amounts in thousands).

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2023	2022	2023	2022
Service charges and fees	$1,885	$1,731	$3,623	$3,334
Investment brokerage revenue	138	260	301	403
Mortgage operations	930	1,402	1,580	3,301
Bank owned life insurance income	319	307	629	610
Net gain (loss) on sales of investment securities	5	(678)	5	(1,266)
Other noninterest income	4,695	276	4,914	423
Total noninterest income	$7,972	$3,298	$11,052	$6,805

Noninterest income for the three months ended June 30, 2023 was $8.0 million compared to $3.3 million for the same period in 2022. The most significant increase in other noninterest income was due to a $3.7 million Community Development Financial Insituation award while the most significant decrease was a $472 thousand decrease in mortgage operations revenue.

Noninterest income for the six months ended June 30, 2023 was $11.1 million compared to $6.8 million for the same period in 2022. The most significant increase in other noninterest income was due to a $3.7 million Community Development Financial Insituation award while the most significant decrease was a $1.7 million decrease in mortgage operations revenue.

Noninterest Expense

Noninterest expenses consist primarily of salaries and employee benefits, building occupancy and equipment expenses, advertising and promotion expenses, data processing expenses, legal and professional services and miscellaneous other operating expenses.

The following table sets forth the principal components of noninterest expense for the periods indicated (amounts in thousands).

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2023	2022	2023	2022
Salaries and employee benefits	$9,461	$7,483	$18,029	$14,490
Occupancy expenses	922	645	1,830	1,290
Equipment rentals, depreciation, and maintenance	505	363	977	679
Telephone and communications	139	125	280	211
Advertising and business development	326	225	621	376
Data processing	930	873	1,950	1,722
Foreclosed assets, net	25	(40)	35	(42)
Federal deposit insurance and other regulatory assessments	723	289	1,294	654
Legal and other professional services	636	296	1,001	607
Other operating expense	2,342	1,897	4,324	3,571
Total noninterest expense	$16,009	$12,156	$30,341	$23,558

Noninterest expense for the three months ended June 30, 2023 totaled $16.0 million compared with $12.2 million for the same period of 2022. The overall increase was primarily a result of increases in salaries and employee benefits. Salaries and employee benefits increased $2.0 million, or 26.43%, to $9.5 million in the second quarter of 2023 from $7.5 million in the second quarter of 2022. The number of full-time equivalent employees increased from approximately 290 at June 30, 2022 to approximately 340 at June 30, 2023 for an increase of approximately 17.24%.

Noninterest expense for the six months ended June 30, 2023 totaled $30.3 million compared with $23.6 million for the same period of 2022. The increase was primarily a result of increases in salaries and employee benefits expense. Salaries and employee benefits increased $3.5 million, or 24.42%, to $18.0 million in the first six months of 2023 from $14.5 million in the first six months of 2022.

Provision for Income Taxes

We recognized income tax expense of $2.2 million for the three months ended June 30, 2023, compared to $2.2 million for the three months ended June 30, 2022. The effective tax rate for the three months ended June 30, 2023 was 22.7% compared to 22.6% for the same period in 2022. The effective tax rate is affected by levels of items of income that are not subject to federal and/or state taxation and by levels of items of expense that are not deductible for federal and/or state income tax purposes.

We recognized income tax expense of $3.6 million for the six months ended June 30, 2023, compared to $4.5 million for the six months ended June 30, 2022. The effective tax rate for the six months ended June 30, 2023 was 22.1% compared to 22.7% for the same period in 2022. The effective tax rate is affected by levels of items of income that are not subject to federal and/or state taxation and by levels of items of expense that are not deductible for federal and/or state income tax purposes.

Comparison of Financial Condition at June 30, 2023 and December 31, 2022

Overview

Our total assets increased $251.4 million, or 8.87%, from December 31, 2022 to June 30, 2023. Loans, net of deferred fees and discounts, increased $244.1 million, or 13.54%, from December 31, 2022 to June 30, 2023. Securities available-for-sale decreased by $34.4 million, or -5.16%, and securities held-to-maturity decreased by $2.4 million, or -1.79%, from December 31, 2022 to June 30, 2023, respectively. Cash and cash equivalents increased $30.9 million, or 41.29% from December 31, 2022 to June 30, 2023. Total deposits increased $167.7 million, or 6.67%, from December 31, 2022 to June 30, 2023 which funded a majority of our loan growth. Total stockholders’ equity increased $8.7 million, or 6.52% from December 31, 2022 to June 30, 2023.

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

During the six months ended June 30, 2023, we purchased investment securities totaling $5.0 million and sold investment securities with proceeds received of $15.3 million including net realized gains of $5.0 thousand.

The following tables summarize the amortized cost, gross unrealized gains, gross unrealized losses, and fair value of debt securities at June 30, 2023 and December 31, 2022 (amounts in thousands).

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2023:
Securities available-for-sale:
Residential mortgage-backed	$432,357	$63	$(61,435)	$370,985
U.S. treasury securities	130,843	-	(13,234)	117,609
U.S. govt. sponsored enterprises	70,838	-	(6,576)	64,262
State, county, and municipal	73,770	-	(10,360)	63,410
Corporate debt obligations	17,789	11	(2,548)	15,252
Total available-for-sale	$725,597	$74	$(94,153)	$631,518

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2023:
Securities held-to-maturity:
Residential mortgage-backed	$66,356	$-	$(13,097)	$53,259
State, county, and municipal	62,866	-	(12,559)	50,307
Total held-to-maturity	$129,222	$-	$(25,656)	$103,566

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2022:
Securities available-for-sale:
Residential mortgage-backed	$449,348	$-	$(59,311)	$390,037
U.S. treasury securities	130,971	-	(13,342)	117,629
U.S. govt. sponsored enterprises	72,889	-	(6,527)	66,362
State, county, and municipal	87,347	71	(11,555)	75,863
Corporate debt obligations	17,873	16	(1,893)	15,996
Total available-for-sale	$758,428	$87	$(92,628)	$665,887

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2022:
Securities held-to-maturity:
Residential mortgage-backed	$68,688	$-	$(12,624)	$56,064
State, county, and municipal	62,893	-	(13,680)	49,213
Total held-to-maturity	$131,581	$-	$(26,304)	$105,277

Loans

Loans are the largest category of interest earning assets and typically provide higher yields than other types of interest earning assets. Associated with the higher loan yields are the inherent credit and liquidity risks which management attempts to control and counterbalance. Total loans averaged $1.97 billion during the three months ended June 30, 2023, or 67.9% of average interest earning assets, as compared to $1.39 billion, or 58.7% of average interest earning assets, for the three months ended June 30, 2022. At June 30, 2023, total loans, net of deferred loan fees and discounts, were $2.05 billion, compared to $1.80 billion at December 31, 2022, an increase of $244.1 million, or 13.54%.

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

The following table provides a summary of the loan portfolio as of June 30, 2023, and December 31, 2022.

	June 30, 2023		December 31, 2022
	Amount	% of Total	Amount	% of Total
Residential real estate:
Closed-end 1-4 family - first lien	$678,180	33.6%	$573,033	32.2%
Closed-end 1-4 family - junior lien	11,485	0.6%	9,422	0.5%
Multi-family	15,576	0.6%	14,106	0.8%
Total residential real estate	705,241	34.8%	596,561	33.5%
Commercial real estate:
Nonfarm nonresidential	542,045	26.8%	497,766	28.0%
Farmland	57,773	2.9%	53,691	3.0%
Total commercial real estate	599,818	29.7%	551,457	31.0%
Construction and land development:
Residential	120,426	6.0%	121,363	6.8%
Other	157,262	7.8%	135,127	7.6%
Total construction and land development	277,688	13.8%	256,490	14.4%
Home equity lines of credit	77,806	3.9%	64,215	3.6%
Commercial loans:
Other commercial loans	239,210	11.8%	193,053	10.9%
Agricultural	61,561	3.0%	56,946	3.2%
State, county, and municipal loans	39,555	2.0%	40,964	2.3%
Total commercial loans	340,326	16.8%	290,963	16.4%
Consumer loans	53,673	2.7%	49,592	2.8%
Total gross loans	2,054,552	101.7%	1,809,278	101.7%
Allowance for credit losses	(26,889)	-1.3%	(24,310)	-1.4%
Net discounts	(154)	0.0%	(279)	0.0%
Net deferred loan fees	(7,159)	-0.4%	(5,872)	-0.3%
Net loans	$2,020,350	100.0%	$1,778,817	100.0%

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

Real estate loans are the largest component of our loan portfolio and include residential real estate loans, commercial real estate loans, and construction and land development loans. At June 30, 2023, this category totaled $1.6 billion, or 77.04% of total gross loans, compared to $1.4 billion, or 77.63%, at December 31, 2022. Real estate loans increased $178.2 million, or 12.69%, during the period December 31, 2022 to June 30, 2023. Commercial loans increased $49.4 million, or 16.97% during the same period. Our management team and lending officers have a great deal of experience and expertise in real estate lending and commercial lending.

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

The repayment of loans is a source of additional liquidity for us. The following table sets forth our variable rate and fixed rate loans maturing within specific intervals at June 30, 2023.

LOAN MATURITY AND SENSITIVITY TO CHANGES IN INTEREST RATES

		Over one	Over five
	One year	year through	years through	Over fifteen
Variable Rate Loans:	or less	five years	fifteen years	years	Total
Residential real estate:
Closed-end 1-4 family - first lien	$2,267	$1,548	$4,533	$333,789	$342,137
Closed-end 1-4 family - junior lien	146	-	44	461	651
Multi-family	544	-	262	-	806
Total residential real estate	2,957	1,548	4,839	334,250	343,594
Commercial real estate:
Nonfarm nonresidential	2,419	13,655	1,414	-	17,488
Farmland	1,547	1,697	-	248	3,492
Total commercial real estate	3,966	15,352	1,414	248	20,980
Construction and land development:
Residential	22,223	62	174	46,979	69,438
Other	3,168	9,804	5,088	51	18,111
Total construction and land development	25,391	9,866	5,262	47,030	87,549
Home equity lines of credit	3,611	5,877	49,722	-	59,210
Commercial loans:
Other commercial loans	58,257	13,378	8,738	-	80,373
Agricultural	35,711	1,330	-	-	37,041
State, county, and municipal loans	-	-	-	-	-
Total commercial loans	93,968	14,708	8,738	-	117,414
Consumer loans	1,815	570	56	-	2,441
Total gross variable rate loans	$131,708	$47,921	$70,031	$381,528	$631,188

		Over one	Over five
	One year	year through	years through	Over fifteen
Fixed Rate Loans:	or less	five years	fifteen years	years	Total
Residential real estate:
Closed-end 1-4 family - first lien	$16,429	$137,412	$74,713	$107,489	$336,043
Closed-end 1-4 family - junior lien	1,170	7,448	1,647	569	10,834
Multi-family	742	8,843	4,607	578	14,770
Total residential real estate	18,341	153,703	80,967	108,636	361,647
Commercial real estate:
Nonfarm nonresidential	25,029	240,040	254,407	5,081	524,557
Farmland	878	32,416	20,918	69	54,281
Total commercial real estate	25,907	272,456	275,325	5,150	578,838
Construction and land development:
Residential	47,494	2,641	462	391	50,988
Other	26,043	65,323	47,184	601	139,151
Total construction and land development	73,537	67,964	47,646	992	190,139
Home equity lines of credit	275	3,207	15,059	55	18,596
Commercial loans:
Other commercial loans	18,944	101,298	38,595	-	158,837
Agricultural	7,596	14,909	2,015	-	24,520
State, county, and municipal loans	3,875	9,325	26,355	-	39,555
Total commercial loans	30,415	125,532	66,965	-	222,912
Consumer loans	4,482	28,895	17,717	138	51,232
Total fixed rate gross loans	$152,957	$651,757	$503,679	$114,971	$1,423,364

		Over one	Over five
	One year	year through	years through	Over fifteen
Total Loans:	or less	five years	fifteen years	years	Total
Residential real estate:
Closed-end 1-4 family - first lien	$18,696	$138,960	$79,246	$441,278	$678,180
Closed-end 1-4 family - junior lien	1,316	7,448	1,691	1,030	11,485
Multi-family	1,286	8,843	4,869	578	15,576
Total residential real estate	21,298	155,251	85,806	442,886	705,241
Commercial real estate:
Nonfarm nonresidential	27,448	253,695	255,821	5,081	542,045
Farmland	2,425	34,113	20,918	317	57,773
Total commercial real estate	29,873	287,808	276,739	5,398	599,818
Construction and land development:
Residential	69,717	2,703	636	47,370	120,426
Other	29,211	75,127	52,272	652	157,262
Total construction and land development	98,928	77,830	52,908	48,022	277,688
Home equity lines of credit	3,886	9,084	64,781	55	77,806
Commercial loans:
Other commercial loans	77,201	114,676	47,333	-	239,210
Agricultural	43,307	16,239	2,015	-	61,561
State, county, and municipal loans	3,875	9,325	26,355	-	39,555
Total commercial loans	124,383	140,240	75,703	-	340,326
Consumer loans	6,297	29,465	17,773	138	53,673
Total gross loans	$284,665	$699,678	$573,710	$496,499	$2,054,552

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

All other loans are deemed to be unimpaired and are grouped into various homogeneous risk pools primarily utilizing regulatory reporting classification codes. The Bank’s historical loss factors are calculated for each of the risk pools based on the percentage of net losses experienced as a percentage of the average loans outstanding. The time periods utilized in these historical loss factor calculations are subjective and vary according to management’s estimate of the impact of current economic cycles. As every loan has a risk of loss, minimum loss factors are estimated based on long term trends for the Bank, the banking industry, and the economy. The greater of the calculated historical loss factors or the minimum loss factors are applied to the unimpaired loan amounts currently outstanding for the risk pool and included in the analysis of the allowance for credit losses. In addition, certain qualitative adjustments may be included by management as additional loss factors. These adjustments may include, among other things, changes in loan policy, loan administration, loan geographic or industry concentrations, loan growth rates, and experience levels of our lending officers. Although we have not seen any significant changes in credit quality as a result of the pandemic, management has added several significant qualitative adjustments to our allowance for credit loss calculation that are related to the uncertainties of how the pandemic will affect our loan quality. As a result of these qualitative adjustments, our provision for credit losses and the allowance for credit losses increased significantly during pandemic. The loss allocations for specifically impaired loans, smaller impaired loans not specifically measured for impairment, and unimpaired loans are totaled to determine the total required allowance for credit losses. This total is compared to the current allowance on the Bank’s books and adjustments made accordingly by a charge or credit to the provision for credit losses.

Management believes the data it uses in determining the allowance for credit losses is sufficient to estimate potential losses in the loan portfolio; however, actual results could differ from management’s estimate.

The following table presents a summary of changes in the allowance for credit losses for the periods indicated (amounts in thousands).

	As of and for the		As of and for the
	Three Months Ended:		Six Months Ended:
	June 30,	June 30,	June 30,	June 30,
	2023	2022	2023	2022
Allowance for credit losses at beginning of period	$25,634	$20,894	$24,310	$20,922
Impact of adopting ASC 326	80	-	$80
Charge-offs:
Mortgage loans on real estate:
Residential real estate	-	42	-	42
Commercial real estate	-	-	-	-
Construction and land development	196	-	196	-
Total mortgage loans on real estate	196	42	196	42
Home equity lines of credit	-	-	-	-
Commercial	95	86	162	148
Consumer	6	-	40	-
Total	297	128	398	190

Recoveries:
Mortgage loans on real estate:
Residential real estate	-	-	-	-
Commercial real estate	1	58	78	63
Construction and land development	-	1	-	5
Total mortgage loans on real estate	1	59	78	68
Home equity lines of credit	-	-	-	-
Commercial	153	18	186	34
Consumer	7	4	11	13
Total	161	81	275	115

Net charge-offs	136	47	123	75
Provision for credit losses	1,311	930	2,622	930
Allowance for credit losses at end of period	$26,889	$21,777	$26,889	$21,777

Total loans outstanding, net of deferred loan fees	2,047,239	1,454,484	2,047,239	1,454,484
Average loans outstanding, net of deferred loan fees	1,972,833	1,386,522	1,911,975	1,337,917
Allowance for credit losses to period end loans	1.31%	1.50%	1.31%	1.50%
Net charge-offs to average loans (annualized)	0.03%	0.01%	0.01%	0.01%

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

	June 30, 2023		December 31, 2022
		Percent of		Percent of
	Amount	Total	Amount	Total
Mortgage loans on real estate:
Residential real estate	$5,859	21.8%	$5,088	20.9%
Commercial real estate	11,011	41.0%	10,057	41.4%
Construction and land development	3,611	13.4%	3,377	13.9%
Total mortgage loans on real estate	20,481	76.2%	18,522	76.2%
Home equity lines of credit	801	3.0%	562	2.3%
Commercial	5,035	18.7%	4,778	19.7%
Consumer	572	2.1%	448	1.8%
Total	$26,889	100.0%	$24,310	100.0%

Nonperforming Assets

The following table presents our nonperforming assets as of the dates indicated (amounts in thousands):

	June 30,		December 31,
	2023	2022	2022
Nonaccrual loans	$5,031	$1,487	$1,356
Accruing loans past due 90 days or more	-	-	138
Total nonperforming loans	5,031	1,487	1,494
Foreclosed assets	546	529	609
Total nonperforming assets	$5,577	$2,016	$2,103

Allowance for credit losses to period end loans	1.31%	1.50%	1.35%
Allowance for credit losses to period end nonperforming loans	534.47%	1464.49%	1627.18%
Net charge-offs (recoveries) to average loans (annualized)	0.01%	0.01%	0.03%
Nonperforming assets to period end loans and foreclosed property	0.27%	0.14%	0.12%
Nonperforming loans to period end loans	0.25%	0.10%	0.08%
Nonperforming assets to total assets	0.18%	0.08%	0.07%
Period end loans	2,047,239	1,454,484	1,803,127
Period end total assets	3,084,757	2,501,400	2,833,382
Allowance for credit losses	26,889	21,777	24,310
Average loans for the period	1,911,975	1,337,917	1,486,478
Net charge-offs for the period	123	75	452
Period end loans plus foreclosed property	2,047,785	1,455,013	1,803,736

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

The following table details the composition of our deposit portfolio as of June 30, 2023, and December 31, 2022.

	June 30, 2023		December 31, 2022
		Percent of		Percent of
	Amount	Total	Amount	Total
Demand deposits, non-interest bearing	$670,935	24.9%	$672,956	26.8%
Demand deposits, interest bearing	658,430	24.6%	610,944	24.3%
Money market accounts	725,963	27.1%	664,855	26.4%
Savings deposits	120,747	4.5%	120,030	4.8%
Time certificates of $250 thousand or more	229,483	8.6%	125,661	5.0%
Other time certificates	276,348	10.3%	319,753	12.7%
Totals	$2,681,906	100.0%	$2,514,199	100.0%

Total deposits were $2.68 billion at June 30, 2023, an increase of $167.7 million from December 31, 2022 with the increase resulting mainly in the balances of money market accounts and time deposit accounts. Some of our demand deposit accounts are seasonal and have expected balance fluctuations. The seasonality of these demand deposits is related to property tax collections and to agricultural production.

The following table presents the Bank’s time certificates of deposits by various maturities as of June 30, 2023 (amounts in thousands).

	All Time Deposits	Time Deposits $100 or more	Time Deposits less than $100
Three months or less	$138,771	$122,592	$16,179
Greater than three months through six months	102,624	86,697	15,927
Greater than six months through one year	174,015	140,210	33,805
Greater than one year through three years	83,816	66,491	17,325
Greater than three years	6,605	3,924	2,681
Total	$505,831	$419,914	$85,917

Other Funding Sources

We supplement our deposit funding with wholesale funding when needed for balance sheet planning and management or when the terms are attractive and will not disrupt our offering rates in our markets. A source we have used for wholesale funding is the Federal Home Loan Bank of Atlanta (FHLB). The line of credit with the FHLB is secured by pledges of various loans in our loan portfolio. At June 30, 2023, the FHLB line of credit available was $338.4 million and at December 31, 2022 it was $326.8 million. As of June 30, 2023 and December 31, 2022, we had $155 million and $95 million Federal Home Loan Bank advances outstanding, respectively. We also have lines of credit for federal funds borrowings with other banks that totaled $88.5 million at both June 30, 2023 and December 31, 2022. Furthermore, we have pledged certain loans to the Federal Reserve Bank (FRB) to secure a line of credit. At June 30, 2023, the FRB line of credit available was $143.1 million and at December 31, 2022, the FRB line of credit available was $133.1 million. Another source that we have used for wholesale funding is the Federal Reserve Bank discount window. At June 30, 2023 and December 31, 2022, we had $20 million and $25 million borrowings outstanding with the Federal Reserve Bank discount window, respectively.

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

Principal payments on the ServisFirst Bank Loan are due as follows:

July 1, 2023 - June 30, 2024	$12,000
July 1, 2024 - June 30, 2025	-
July 1, 2025 - June 30, 2026	-
July 1, 2026 - June 30, 2027	-
July 1, 2027 - June 30, 2028	-
Afterward	-
Total	$12,000

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

Cash and cash equivalents at June 30, 2023 and December 31, 2022, were $105.7 million and $74.8 million, respectively. Based on recorded cash and cash equivalents, management believes River Financial Corporation’s liquidity resources were sufficient at June 30, 2023 to fund loans and meet other cash needs as necessary.

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

Financial instruments whose contract amount represents credit risk at June 30, 2023 and December 31, 2022 were as follows (amounts in thousands):

	June 30, 2023	December 31, 2022
Commitments to extend credit	$419,310	$420,670
Stand-by and performance letters of credit	5,334	5,027
Total	$424,644	$425,697

Contractual Obligations

While our liquidity monitoring and management considers both present and future demands for and sources of liquidity, the following table of contractual commitments focuses only on future obligations as of June 30, 2023 (amounts in thousands).

		Due after 1	Due after 3
	Due in 1	through	through	Due after
	year or less	3 years	5 years	5 years	Total
Deposits without a stated maturity	$2,176,075	$-	$-	$-	$2,176,075
Certificates of deposit of less than $100	65,911	17,325	2,681	-	85,917
Certificates of deposit of $100 or more	349,499	66,491	3,924	-	419,914
Securities sold under agreements to repurchase	16,642	-	-	-	16,642
Note payable	12,000	-	-	-	12,000
Federal Home Loan Bank advances	95,000	-	-	60,000	155,000
Federal Reserve Bank disocunt window borrowings	20,000	-	-	-	20,000
Subordinated debt, net of loan costs	-	-	-	39,456	39,456
Operating leases	818	1,255	816	1,989	4,878
Total contractual obligations	$2,735,945	$85,071	$7,421	$101,445	$2,929,882

Capital Position and Dividends

At June 30, 2023 and December 31, 2022, total stockholders’ equity was $142.8 million and $134.0 million, respectively. The increase of approximately $8.7 million resulted mainly from the net change in retained earnings and accumulated other comprehensive loss for the six months ended June 30, 2023. Retained earnings for the first six months of 2023 increased $9.5 million and accumulated other comprehensive loss increased $1.0 million. The ratio of stockholders’ equity to total assets was 4.63% and 4.73% at June 30, 2023 and December 31, 2022, respectively.

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

Quantitative measures, established by regulation to ensure capital adequacy effective January 1, 2015, require River Financial Corporation and River Bank to maintain minimum amounts and ratios (set forth in the table below) of total risk based capital, Common Equity Tier 1 capital, and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined in the regulations), and of Tier 1 capital (as defined in the regulations) to average assets (as defined in the regulations).

Management believes, as of June 30, 2023, that the Company and Bank meet all capital adequacy requirements to which they are subject. The following table presents the Company's and Bank’s capital amounts and ratios as of June 30, 2023 with the required minimum levels for capital adequacy purposes including the phase in of the capital conservation buffer under Basel III and minimum levels to be well capitalized (as defined) under the regulatory prompt corrective action regulations.

As of June 30, 2023:
					To Be Well Capitalized
			Required For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Regulations (1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
River Financial Corporation:
Total Capital (To Risk-Weighted Assets)	$257,148	11.690%	$230,971	>= 10.500%	N/A	N/A
Common Equity Tier 1 Capital (To Risk-Weighted Assets)	190,259	8.650%	153,967	>= 7.000%	N/A	N/A
Tier 1 Capital (To Risk-Weighted Assets)	190,259	8.650%	186,960	>= 8.500%	N/A	N/A
Tier 1 Capital (To Average Assets)	190,259	6.400%	118,912	>= 4.000%	N/A	N/A

River Bank:
Total Capital (To Risk-Weighted Assets)	$267,701	12.166%	$231,038	>= 10.500%	$220,037	>= 10.00%
Common Equity Tier 1 Capital (To Risk-Weighted Assets)	240,811	10.944%	154,026	>= 7.000%	143,024	>= 6.50%
Tier 1 Capital (To Risk-Weighted Assets)	240,811	10.944%	187,032	>= 8.500%	176,030	>= 8.00%
Tier 1 Capital (To Average Assets)	240,811	8.105%	118,852	>= 4.000%	148,564	>= 5.00%
(1) the prompt corrective action provisions are applicable at the Bank level only.

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

River Financial Corporation’s principal source of funds for dividend payments and debt service is dividends received from River Bank. There are statutory limitations on the payment of dividends by River Bank to River Financial Corporation. As of June 30, 2023, the maximum amount the Bank could dividend to River Financial Corporation without prior regulatory authority approval was approximately $63.7 million. In addition to dividend restrictions, federal statutes prohibit unsecured loans from banks to bank holding companies.

During the six months ending June 30, 2023 there were 18,000 incentive stock options issued with a weighted average exercise price of $33.54 per share. During the same period, there were 22,900 incentive stock options exercised at a weighted average exercise price of $14.33 per share. During the same period, there were 600 incentive stock options forfeited at a weighted average exercise price of $27.00 per share. A total of 338,179 incentive stock options were outstanding as of June 30, 2023 with a weighted average exercise price of $25.21 per share and a weighted average remaining life of 5.52 years.

During the six months ending June 30, 2023 there were 13,000 restricted stock grants issued with a weighted average exercise price of $33.47 per share. During the same time period, there were 2,000 stock grants that vested with a weighted average exercise price of $32.35. During the same time period, there were 400 stock grants forfeited with a weighted average exercise price of $31.20. A total of 65,733 restricted stock grants remained nonvested as of June 30, 2023 with a weighted average exercise price of $31.96 per share and a weighted average remaining life of 2.88 years.

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

The following table illustrates our interest rate sensitivity at June 30, 2023, assuming the relevant assets and liabilities are collected and paid, respectively, based upon historical experience rather than their stated maturities (amounts in thousands).

	0-1 Mos	1-3 Mos	3-12 Mos	1-2 Yrs	2-3 Yrs	>3 Yrs	Total
Interest earning assets
Loans	$294,789	$91,581	$312,172	$299,834	$244,500	$804,363	$2,047,239
Securities	35,255	16,034	38,705	55,788	109,600	505,358	760,740
Certificates of deposit in banks	-	229	1,740	-	1,250	450	3,669
Cash balances in banks	30,505	-	-	-	-	-	30,505
Total interest earning assets	$385,549	$107,844	$352,617	$355,622	$355,350	$1,310,171	$2,867,153

Interest bearing liabilities
Interest bearing transaction accounts	$176,156	$15,468	$69,603	$92,806	$78,317	$226,080	$658,430
Savings and money market accounts	321,794	16,794	75,561	100,746	100,746	231,069	846,710
Time deposits	77,843	61,357	274,846	76,055	7,400	8,330	505,831
Securities sold under agreements to repurchase	16,642	-	-	-	-	-	16,642
Federal Home Loan Bank advances	-	-	40,000	55,000	-	60,000	155,000
Federal Reserve Bank discount window borrowings	20,000	-	-	-	-	-	20,000
Note payable	-	-	12,000	-	-	-	12,000
Subordinated debentures, net of loan costs	-	-	-	-	-	39,456	39,456
Total interest bearing liabilities	$612,435	$93,619	$472,010	$324,607	$186,463	$564,935	$2,254,069

Interest sensitive gap
Period gap	$(226,886)	$14,225	$(119,393)	$31,015	$168,887	$745,236	$613,084
Cumulative gap	$(226,886)	$(212,661)	$(332,054)	$(301,039)	$(132,152)	$613,084
Cumulative gap - Rate Sensitive Assets/ Rate Sensitive Liabilities	-7.9%	-7.4%	-11.6%	-10.5%	-4.6%	21.4%

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

	Impact on net interest income
	As of	As of
	June 30, 2023	December 31, 2022
Change in prevailing rates:
+ 400 basis points	(7.67)%	(14.25)%
+ 300 basis points	(5.69)%	(10.55)%
+ 200 basis points	(3.67)%	(6.96)%
+ 100 basis points	(1.73)%	(3.49)%
+ 0 basis points	-	-
- 100 basis points	1.73%	2.68%
- 200 basis points	3.14%	4.58%
- 300 basis points	4.10%	2.00%
- 400 basis points	5.21%	(3.21)%

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This item is not applicable to smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company has carried out an evaluation under the supervision and with participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even the effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2023, the Company’s disclosure controls and procedures are effective in ensuring that material information relating to the Company required to be disclosed in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods and is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the six months ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time the Company is a party to legal proceedings. At the present time the Company is not part of any proceeding which the Company deems to be material.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 that could materially affect the Company’s business, financial condition or future results as well as those in the Company’s Report on Form 10-Q for the quarter ended June 30, 2023. The risks described in the Company’s Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.

The risk factors in our Annual Report on Form 10-K for the year ended December 31, 2022 should be reviewed, especially in the context of the risk factors set forth below.

Possible Effects of the Continuing COVID-19 Pandemic

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

The continuation of the pandemic could have longer-term and unforeseen results.

The continuation of the COVID-19 pandemic, or a resurgence of the pandemic, could have longer adverse effects on our capital, income and relationships with customers. There could be longer term effects which are unforeseen at the present time.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

Item 6. Exhibits.

Exhibit Number	Description

3.1	Certificate of Incorporation of River Financial Corporation included as Exhibit 3.1 in the River Financial Corporation Form 8-K filed May 18, 2023 and incorporated herein by reference.

3.2	Bylaws of River Financial Corporation included as Exhibit 3.2 in the River Financial Corporation 8-K filed May 18, 2023 and incorporated herein by reference.

4.1

Article IV and Article V of the Certificates of Incorporation filed at Exhibit 3.1 to the Registrants’ Form 8-K filed May 18, 2023, and Article II and Article VI of the Bylaws included as Exhibit 3.2 of the Registrants’ Form 8-K filed May 18, 2023, and incorporated herein by reference.

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

RIVER FINANCIAL CORPORATION

Date: August 8, 2023	By:	/s/ James M. Stubbs
James M. Stubbs
Chief Executive Officer (principal executive officer)

Date: August 8, 2023	By:	/s/ Jason B. Davis
Jason B. Davis
Chief Financial Officer