Form 10-Q
period 2023-09-30
River Financial Corp
filed 2023-11-07
CIK 1641601

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 1, 2023, the registrant had 7,658,644 shares of common stock, $1.00 par value per share, outstanding.

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
•
The U.S. legal and regulatory framework, changes in such framework, or official or informal mandates directed by state and federal regulators in reports of examination could adversely affect our operating results;
•
The interest rate environment may compress margins and adversely affect net interest income and negatively affect the market value of state, county and municipal securities held for investment;
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

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

RIVER FINANCIAL CORPORATION

Consolidated Statements of Financial Condition

(in thousands except share data)

	September 30, 2023	December 31, 2022
	Unaudited	Audited
Assets
Cash and due from banks	$37,911	$31,952
Interest-bearing deposits in banks	49,189	42,874
Federal funds sold	58,000	-
Cash and cash equivalents	145,100	74,826

Certificates of deposit in banks	3,458	4,165
Securities held-to-maturity, at amortized cost	127,924	131,581
Securities available-for-sale, at fair value	602,625	665,887
Loans held for sale	6,923	3,413
Loans, net of unearned income and discounts	2,122,443	1,803,127
Less allowance for credit losses	(27,832)	(24,310)
Net loans	2,094,611	1,778,817
Premises and equipment, net	45,760	40,213
Accrued interest receivable	12,014	10,083
Bank owned life insurance	47,352	46,395
Foreclosed assets	516	609
Deferred income taxes, net	36,501	30,540
Core deposit intangible	1,594	2,116
Goodwill	27,817	27,817
Restricted equity securities	9,796	5,685
Other assets	17,045	11,235
Total assets	$3,179,036	$2,833,382
Liabilities and Shareholders' Equity
Noninterest-bearing deposits	$644,396	$672,956
Interest-bearing deposits	2,132,354	1,841,243
Total deposits	2,776,750	2,514,199
Securities sold under agreements to repurchase	19,815	8,181
Federal Home Loan Bank advances	155,000	95,000
Federal Reserve Bank discount window borrowings	-	25,000
Subordinated debentures, net of loan costs	39,474	39,419
Accrued interest payable and other liabilities	14,148	13,397
Total liabilities	3,005,187	2,695,196
Common stock related to 401(k) Employee Stock Ownership Plan	4,729	4,160
Stockholders' Equity
Common stock ($1 par value; 15,000,000 and 10,000,000 shares authorized; 7,669,714 and 6,665,585 shares issued; 7,669,144 and 6,656,386 shares outstanding at September 30, 2023 and December 31, 2022, respectively)	7,670	6,666
Additional paid-in capital	136,983	104,294
Retained earnings	116,218	100,826
Accumulated other comprehensive loss	(85,187)	(71,564)
Unvested restricted stock	(1,815)	(1,730)
Treasury stock at cost (570 and 9,199 shares, respectively)	(20)	(306)
Common stock related to 401(k) Employee Stock Ownership Plan	(4,729)	(4,160)
Total stockholders' equity	169,120	134,026
Total equity	173,849	138,186
Total liabilities and stockholders' equity	$3,179,036	$2,833,382

The accompanying notes are an integral part of these financial statements.

RIVER FINANCIAL CORPORATION

Unaudited Consolidated Statements of Income

(in thousands except per share data)

	For the Three Months Ended:		For the Nine Months Ended:
	September 30,		September 30,
	2023	2022	2023	2022
Interest income:
Loans, including fees	$29,895	$18,972	$80,379	$51,282
Taxable securities	3,498	3,481	10,767	10,053
Nontaxable securities	357	434	1,198	1,361
Federal funds sold	793	-	1,390	2
Other interest income	172	114	1,028	199
Total interest income	34,715	23,001	94,762	62,897
Interest expense:
Deposits	12,238	1,310	29,900	2,898
Short-term borrowings	173	14	403	25
Federal Home Loan Bank advances	1,658	19	4,576	60
Subordinated debentures	418	419	1,251	1,256
Note payable	185	-	520	-
Total interest expense	14,672	1,762	36,650	4,239
Net interest income	20,043	21,239	58,112	58,658
Provision for credit losses	1,311	1,330	3,933	2,260
Net interest income after provision for credit losses	18,732	19,909	54,179	56,398
Noninterest income:
Service charges and fees	1,946	1,787	5,569	5,121
Investment brokerage revenue	134	116	435	519
Mortgage operations	1,234	908	2,814	4,209
Bank owned life insurance income	328	312	957	922
Net gain (loss) on sales of investment securities	-	(796)	5	(2,062)
Other noninterest income	288	129	5,393	552
Total noninterest income	3,930	2,456	15,173	9,261
Noninterest expense:
Salaries and employee benefits	9,035	8,108	27,064	22,598
Occupancy expenses	934	764	2,764	2,054
Equipment rentals, depreciation, and maintenance	530	410	1,507	1,089
Telephone and communications	129	132	409	343
Advertising and business development	390	311	1,011	687
Data processing	779	913	2,729	2,635
Foreclosed assets, net	38	22	73	(20)
Federal deposit insurance and other regulatory assessments	698	248	1,992	902
Legal and other professional services	301	376	1,302	983
Other operating expenses	2,233	2,219	6,557	5,790
Total noninterest expense	15,067	13,503	45,408	37,061
Income before income taxes	7,595	8,862	23,944	28,598
Provision for income taxes	1,713	1,995	5,320	6,469
Net income	$5,882	$6,867	$18,624	$22,129

Basic net earnings per common share	$0.86	$1.03	$2.76	$3.33
Diluted net earnings per common share	$0.84	$1.01	$2.73	$3.28
Dividends per common share	$-	$-	$0.48	$0.44

The accompanying notes are an integral part of these financial statements.

RIVER FINANCIAL CORPORATION

Unaudited Consolidated Statements of Comprehensive (Loss) Income

(in thousands)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Net income	$5,882	$6,867	$18,624	$22,129
Other comprehensive loss, net of tax:
Investment securities available-for-sale:
Net unrealized losses	(16,737)	(25,330)	(17,907)	(106,030)
Income tax effect	4,203	6,361	4,496	26,625
Reclassification adjustments for losses (gains) realized in net income	-	796	(5)	2,062
Income tax effect	-	(199)	1	(518)
Reclassification adjustment for accretion of unrealized holding loss included in accumulated other comprehensive loss from the transfer of securities from available-for-sale to held-to-maturity	(95)	(115)	(278)	(335)
Income tax effect	24	29	70	84
Other comprehensive loss, net of tax	(12,605)	(18,458)	(13,623)	(78,112)
Comprehensive (loss) income	$(6,723)	$(11,591)	$5,001	$(55,983)

The accompanying notes are an integral part of these financial statements.

RIVER FINANCIAL CORPORATION

Unaudited Consolidated Statements of Changes in Stockholders' Equity

(in thousands except share and per share data)

	Common Stock	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Unvested Restricted Stock	Treasury Stock	Common Stock Related to ESOP	Total Stockholders' Equity

Balance at December 31, 2022	$6,666	$104,294	$100,826	$(71,564)	$(1,730)	$(306)	$(4,160)	$134,026
Adoption of ASC topic 326			(24)					(24)
Net income	-	-	18,624	-	-	-	-	18,624
Other comprehensive loss, net of tax	-	-	-	(13,623)	-	-	-	(13,623)
Exercise of stock options (23,625 shares)	24	319	-	-	-	-	-	343
Purchase of treasury stock (16,109 shares)	-	-	-	-	-	(605)	-	(605)
Restricted stock grants, net of forfeiture (11,600 shares)	11	380	-	-	(391)	-	-	-
Sale of treasury shares (24,738 shares)	-	(51)	-	-	-	891	-	840
Issuance of common stock (968,904 shares)	969	31,974	-	-		-	-	32,943
Dividends declared ($0.48 per share)	-	-	(3,208)	-	-	-	-	(3,208)
Stock-based compensation expense	-	67	-	-	306	-	-	373
Change for ESOP related shares	-	-	-	-	-	-	(569)	(569)
Balance at September 30, 2023	$7,670	$136,983	$116,218	$(85,187)	$(1,815)	$(20)	$(4,729)	$169,120

The accompanying notes are an integral part of these financial statements.

RIVER FINANCIAL CORPORATION

Unaudited Consolidated Statements of Cash Flows

(in thousands)

	For the Nine Months
	Ended September 30,
	2023	2022
Cash Flows From Operating Activities:
Net Income	$18,624	$22,129
Adjustments to reconcile net income to net cash from operating activities:
Provision for credit losses	3,933	2,260
Provision for losses on foreclosed assets	91	15
Amortization of securities	2,210	3,179
Accretion of securities	(358)	(380)
Realized net (gain) loss on sales of securities available-for-sale	(5)	2,062
Accretion of discount on acquired loans	(7)	(13)
Accretion of deferred loan fees / costs	(3,115)	(2,941)
Amortization of core deposit intangible asset	522	670
Amortization of debt issuance costs	55	56
Stock-based compensation expense	373	366
Bank owned life insurance income	(957)	(922)
Depreciation and amortization of premises and equipment	2,056	1,361
Gain on sales of foreclosed assets	(51)	(80)
Deferred income tax benefit	(1,394)	(420)
(Increase) decrease in operating assets and (decrease) increase in operating liabilities:
Loans held-for-sale	(3,510)	7,457
Accrued interest receivable	(1,931)	(1,164)
Other assets	(5,753)	1,827
Accrued interest payable and other liabilities	751	408
Net cash from operating activities	11,534	35,870
Cash Flows Used For Investing Activities:
Maturity of certificate of deposit	722	497
Activity in securities available-for-sale:
Sales of securities available-for-sale	15,252	168,627
Maturities, payments, calls of securities available-for-sale	32,704	55,391
Purchases of securities available-for-sale	(4,861)	(193,401)
Activity in securities held-to-maturity:
Maturities, payments, calls of securities held-to-maturity	3,772	4,880
Purchases of securities held-to-maturity	-	(12,764)
Loan principal originations, net	(317,130)	(378,495)
Proceeds from sale of foreclosed assets	497	444
Purchases of premises and equipment	(7,603)	(4,408)
Purchase of restricted equity securities, net	(4,111)	(916)
Net cash used for investing activities	(280,758)	(360,145)
Cash Flows From Financing Activities:
Net increase in deposits	262,551	282,681
Net decrease (increase) in securities sold under agreements to repurchase	11,634	(2,803)
Proceeds from Federal Home Loan Bank advances	250,000	50,000
Repayment of Federal Home Loan Bank advances	(190,000)	(30,000)
Proceeds from issuance of line of credit	12,000	-
Repayment of line of credit	(12,000)	-
Proceeds from Federal Reserve Bank discount window borrowings	26,500	-
Repayment of Federal Reserve Bank discount window borrowings	(51,500)	-
Federal funds purchased	-	1,883
Proceeds from issuance of common stock	32,943	-
Proceeds from exercise of common stock options	343	449
Purchase of treasury stock	(605)	(753)
Sale of treasury stock	840	677
Cash dividends	(3,208)	(2,918)
Net cash from financing activities	339,498	299,216
Net Change In Cash And Cash Equivalents	70,274	(25,059)
Cash and Cash Equivalents At Beginning Of Period	74,826	61,962
Cash and Cash Equivalents At End Of Period	$145,100	$36,903

Supplemental Disclosures Of Cash Flows Information:
Cash Payments For:
Interest paid to depositors	$29,471	$2,875
Interest paid on borrowings	$6,872	$1,263
Income taxes	$5,680	$3,020
Non-cash investing and financing activities:
Transfer of loans to foreclosed assets	$444	$637
Transfer of securities from available-for-sale to held-to-maturity	$-	$74,964
Restricted stock grant	$391	$-

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

Significant Accounting Policies

Allowance for credit losses and provision for credit losses

As described below under Recent Adopted Accounting Pronouncements, the Company adopted Accounting Standards Update (ASU) 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (CECL) effective January 1, 2023.

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

The reconciliation of the components of the basic and diluted earnings per share is as follows (amounts in thousands):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2023	2022	2023	2022
Net earnings available to common shareholders	$5,882	$6,867	$18,624	$22,129
Weighted average common shares outstanding	6,870,594	6,658,353	6,738,010	6,638,550
Dilutive effect of stock options	94,709	124,679	94,413	108,609
Diluted common shares	6,965,303	6,783,032	6,832,423	6,747,159
Basic earnings per common share	$0.86	$1.03	$2.76	$3.33
Diluted earnings per common share	$0.84	$1.01	$2.73	$3.28

Note 4 – Investment Securities

The following tables summarize the amortized cost and fair value of securities available-for-sale and securities held-to-maturity and the corresponding amounts of unrealized gains and losses recognized in accumulated other comprehensive loss at September 30, 2023 and December 31, 2022 (amounts in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2023:
Securities available-for-sale:
Residential mortgage-backed	$421,870	$-	$(72,901)	$348,969
U.S. treasury securities	130,778	-	(14,097)	116,681
U.S. govt. sponsored enterprises	69,586	-	(7,117)	62,469
State, county, and municipal	73,642	-	(14,227)	59,415
Corporate debt obligations	17,774	8	(2,691)	15,091
Total available-for-sale	$713,650	$8	$(111,033)	$602,625

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2023:
Securities held-to-maturity:
Residential mortgage-backed	$65,070	$-	$(15,217)	$49,853
State, county, and municipal	62,854	-	(15,044)	47,810
Total held-to-maturity	$127,924	$-	$(30,261)	$97,663

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2022:
Securities available-for-sale:
Residential mortgage-backed	$449,348	$-	$(59,311)	$390,037
U.S. treasury securities	130,971	-	(13,342)	117,629
U.S. govt. sponsored enterprises	72,889	-	(6,527)	66,362
State, county, and municipal	87,347	71	(11,555)	75,863
Corporate debt obligations	17,873	16	(1,893)	15,996
Total available-for-sale	$758,428	$87	$(92,628)	$665,887

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2022:
Securities held-to-maturity:
Residential mortgage-backed	$68,688	$-	$(12,624)	$56,064
State, county, and municipal	62,893	-	(13,680)	49,213
Total held-to-maturity	$131,581	$-	$(26,304)	$105,277

The Company reassessed classification of certain investments, and effective February 2022, the Company transferred $75 million of residential mortgage-backed securities from available-for-sale to held-to-maturity. The transfer occurred at fair value. The related unrealized loss of $3.4 million included in accumulated other comprehensive loss remained in accumulated other comprehensive loss, to be amortized out of accumulated other comprehensive loss with an offsetting entry to interest income as a yield adjustment through earnings over the remaining term of the securities. No gain or loss was recorded at the time of transfer.

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

The following tables summarize securities with unrealized and unrecognized losses as of September 30, 2023 and December 31, 2022 aggregated by major security type and length of time in a continuous unrealized or unrecognized loss position (amounts in thousands):

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2023:
Securities available-for-sale:
Residential mortgage-backed	$4,274	$122	$344,695	$72,779	$348,969	$72,901
U.S. treasury securities	-	-	116,681	14,097	116,681	14,097
U.S. govt. sponsored enterprises	8,482	52	53,987	7,065	62,469	7,117
State, county & municipal	928	72	58,487	14,155	59,415	14,227
Corporate debt obligations	931	22	12,705	2,669	13,636	2,691
Total available-for-sale	$14,615	$268	$586,555	$110,765	$601,170	$111,033

Securities held-to-maturity:
Residential mortgage-backed	$-	$-	$49,853	$15,217	$49,853	$15,217
State, county & municipal	-	-	42,464	15,044	42,464	15,044
Total held-to-maturity	$-	$-	$92,317	$30,261	$92,317	$30,261

December 31, 2022:
Securities available-for-sale:
Residential mortgage-backed	$133,675	$15,215	$253,994	$44,096	$387,669	$59,311
U.S. treasury securities	-	-	117,629	13,342	117,629	13,342
U.S. govt. sponsored enterprises	32,695	2,449	33,523	4,078	66,218	6,527
State, county & municipal	53,744	7,250	17,905	4,305	71,649	11,555
Corporate debt obligations	3,190	310	11,352	1,583	14,542	1,893
Total available-for-sale	$223,304	$25,224	$434,403	$67,404	$657,707	$92,628

Securities held-to-maturity:
Residential mortgage-backed	$-	$-	$56,064	$12,624	$56,064	$12,624
State, county & municipal	10,057	2,706	33,811	10,974	43,868	13,680
Total held-to-maturity	$10,057	$2,706	$89,875	$23,598	$99,932	$26,304

The Company owned a total of 334 securities with unrealized losses of $141.3 million at September 30, 2023. The unrealized losses were primarily attributable to changes in interest rates, rather than deterioration in credit quality. The individual securities are each investment grade securities. The Company considers factors such as the financial condition of the issuer including credit ratings and specific events affecting the operations of the issuer, volatility of the security, underlying assets that collateralize the debt security, and other industry and macroeconomic conditions. The Company does not intend to sell these securities, and it is more likely than not that the Company will not be required to sell these securities before recovery of the amortized cost. The issuers of these securities continue to make timely principal and interest payments under the contractual terms of the securities. As such, there is no allowance for credit losses on available for sale or held to maturity securities recognized as of September 30, 2023.

As of September 30, 2023 and December 31, 2022, securities with a carrying value of approximately $339.1 million and $242.3 million, respectively, were pledged to secure public deposits as required by law. At September 30, 2023 and December 31, 2022, the carrying value of securities pledged to secure repurchase agreements was approximately $25.6 million and $16.2 million, respectively.

During the nine months ended September 30, 2023, the Company sold investment securities for proceeds of $15.3 million and realized gains of $5.0 thousand. During the nine months ended September 30, 2022, the Company sold investment securities for proceeds of $168.6 million and realized losses of $2.1 million.

The amortized cost and estimated fair value of debt securities at September 30, 2023 and December 31, 2022, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities for residential mortgage backed securities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties. These securities are therefore not presented by maturity classification.

	September 30, 2023		December 31, 2022
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)		(In Thousands)
Securities available-for-sale
Less than 1 year	$2,500	$2,386	$1,055	$1,054
1 to 5 years	160,094	142,781	141,565	127,459
5 to 10 years	55,082	47,411	77,174	68,737
After 10 years	74,104	61,078	89,286	78,600
	291,780	253,656	309,080	275,850
Residential mortgage-backed securities	421,870	348,969	449,348	390,037
Total available-for-sale	$713,650	$602,625	$758,428	$665,887

	September 30, 2023		December 31, 2022
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)		(In Thousands)
Securities held-to-maturity
5 to 10 years	$14,949	$11,625	$10,208	$8,118
After 10 years	47,905	36,185	52,685	41,095
	62,854	47,810	62,893	49,213
Residential mortgage-backed securities	65,070	49,853	68,688	56,064
Total held-to-maturity	$127,924	$97,663	$131,581	$105,277

Note 5 – Loans, Allowance for Credit Losses and Credit Quality

Major classifications of loans at September 30, 2023 and December 31, 2022 are summarized as follows (amounts in thousands):

	September 30, 2023		December 31, 2022
	Amount	% of Total	Amount	% of Total
Residential real estate:
Closed-end 1-4 family - first lien	$727,298	34.7%	$573,033	32.2%
Closed-end 1-4 family - junior lien	11,666	0.6%	9,422	0.5%
Multi-family	19,162	0.9%	14,106	0.8%
Total residential real estate	758,126	36.2%	596,561	33.5%
Commercial real estate:
Nonfarm nonresidential	548,800	26.2%	497,766	28.0%
Farmland	58,981	2.8%	53,691	3.0%
Total commercial real estate	607,781	29.0%	551,457	31.0%
Construction and land development:
Residential	106,716	5.1%	121,363	6.8%
Other	169,031	8.1%	135,127	7.6%
Total construction and land development	275,747	13.2%	256,490	14.4%
Home equity lines of credit	84,405	4.0%	64,215	3.6%
Commercial loans:
Other commercial loans	244,890	11.7%	193,053	10.9%
Agricultural	66,320	3.2%	56,946	3.2%
State, county, and municipal loans	36,058	1.7%	40,964	2.3%
Total commercial loans	347,268	16.6%	290,963	16.4%
Consumer loans	57,029	2.7%	49,592	2.8%
Total gross loans	2,130,356	101.7%	1,809,278	101.7%
Allowance for credit losses	(27,832)	-1.3%	(24,310)	-1.4%
Net discounts	(140)	0.0%	(279)	0.0%
Net deferred loan fees	(7,773)	-0.4%	(5,872)	-0.3%
Net loans	$2,094,611	100.0%	$1,778,817	100.0%

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

	Real Estate Mortgage Loans
			Construction	Home equity
			and land	lines
Allowance for Credit Losses	Residential	Commercial	development	of credit	Commercial	Consumer	Total
Balance - December 31, 2022 prior to adoption of ASC 326	$5,088	$10,057	$3,377	$562	$4,778	$448	$24,310
Impact of adopting ASC 326	-	-	-	-	73	7	80
Provision for credit loss	1,397	1,048	539	328	412	209	3,933
Loan charge-offs	-	-	(196)	-	(510)	(98)	(804)
Loan recoveries	-	81	-	-	205	27	313
Balance - September 30, 2023	$6,485	$11,186	$3,720	$890	$4,958	$593	$27,832

Ending balance:
Individually evaluated for impairment	$14	$322	$-	$-	$26	$37	$399
Collectively evaluated for impairment	6,471	10,864	3,720	890	4,932	556	27,433
Total	$6,485	$11,186	$3,720	$890	$4,958	$593	$27,832

Loans:
Individually evaluated for impairment	$1,403	$3,712	$-	$527	$26	$37	$5,705
Collectively evaluated for impairment	756,723	604,069	275,747	83,878	347,242	56,992	2,124,651
Total	$758,126	$607,781	$275,747	$84,405	$347,268	$57,029	$2,130,356

	Real Estate Mortgage Loans
			Construction	Home equity
			and land	lines
Allowance for Loan Losses	Residential	Commercial	development	of credit	Commercial	Consumer	Total
Balance - December 31, 2021	$2,596	$8,038	$2,992	$396	$6,486	$414	$20,922
Provision (credit) for loan losses	1,940	1,285	317	93	(1,378)	3	2,260
Loan charge-offs	(42)	-	-	-	(205)	(22)	(269)
Loan recoveries	-	63	5	41	50	19	178
Balance - September 30, 2022	$4,494	$9,386	$3,314	$530	$4,953	$414	$23,091

Ending balance:
Individually evaluated for impairment	$20	$230	$-	$-	$40	$50	$340
Collectively evaluated for impairment	4,474	9,156	3,314	530	4,913	364	22,751
Total	$4,494	$9,386	$3,314	$530	$4,953	$414	$23,091

Loans:
Individually evaluated for impairment	$1,320	$4,564	$203	$104	$40	$50	$6,281
Collectively evaluated for impairment	522,426	503,042	243,732	60,632	269,622	47,312	1,646,766
Acquired loans with deteriorated credit quality	-	-	7	-	-	-	7
Total	$523,746	$507,606	$243,942	$60,736	$269,662	$47,362	$1,653,054

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

We have received requests from our borrowers for loan and lease deferrals and modifications including the deferral of principal payments or the deferral of principal and interest payments for terms generally around 90-180 days. Requests are evaluated individually and approved modifications are based on the unique circumstances of each borrower. In total, the Bank placed approximately $167 million of loans on a loan deferral plan as part of COVID-19 modifications. As of September 30, 2023, however, none of these loans remain on deferral. In accordance with Section 4013 of the CARES Act and the interagency statement, we have not accounted for such loans as TDRs, nor have we designated them as past due or nonaccrual. The risk ratings for these loans are evaluated regularly and evaluated for impairment if deemed necessary.

The following table presents collateral dependent impaired loans by class of loans as of September 30, 2023 (amounts in thousands). Collateral dependent loans are loans for which the repayment is expected to be provided substantially through the operation or sale of the collateral and the borrower is experiencing financial difficulty. The Company reviews individually evaluated loans for designation as collateral dependent loans, as well as other loans that management of the Company designates as having higher risk. These loans do not share common risk characteristics and are not included within the collectively evaluated loans for determining the allowance for credit losses. The Company considers all impaired loans to be collateral dependent.

Nonaccruing Collateral Dependent Loans	Unpaid Principal Balance	Recorded Investment	Impaired Loans With No Allowance	Impaired Loans With Allowance	Allowance for Credit Losses
Mortgage loans on real estate:
Residential real estate	$770	$770	$770	$-	$-
Commercial real estate	2,938	2,938	1,569	1,369	322
Construction and land development	-	-	-	-	-
Total mortgage loans on real estate	3,708	3,708	2,339	1,369	322
Home equity lines of credit	527	527	527	-	-
Commercial loans	-	-	-	-	-
Consumer loans	-	-	-	-	-
Total Loans	$4,235	$4,235	$2,866	$1,369	$322

Accruing Collateral Dependent Loans	Unpaid Principal Balance	Recorded Investment	Impaired Loans With No Allowance	Impaired Loans With Allowance	Allowance for Credit Losses
Mortgage loans on real estate:
Residential real estate	$633	$633	$466	$167	$14
Commercial real estate	774	774	774	-	-
Construction and land development	-	-	-	-	-
Total mortgage loans on real estate	1,407	1,407	1,240	167	14
Home equity lines of credit	-	-	-	-	-
Commercial loans	26	26	-	26	26
Consumer loans	37	37	-	37	37
Total Loans	$1,470	$1,470	$1,240	$230	$77

Total Collateral Dependent Loans	Unpaid Principal Balance	Recorded Investment	Impaired Loans With No Allowance	Impaired Loans With Allowance	Allowance for Credit Losses
Mortgage loans on real estate:
Residential real estate	$1,403	$1,403	$1,236	$167	$14
Commercial real estate	3,712	3,712	2,343	1,369	322
Construction and land development	-	-	-	-	-
Total mortgage loans on real estate	5,115	5,115	3,579	1,536	336
Home equity lines of credit	527	527	527	-	-
Commercial loans	26	26	-	26	26
Consumer loans	37	37	-	37	37
Total Loans	$5,705	$5,705	$4,106	$1,599	$399

The following table presents impaired loans by class of loans as of December 31, 2022 (amounts in thousands).

Nonaccruing Impaired Loans	Unpaid Principal Balance	Recorded Investment	Impaired Loans With No Allowance	Impaired Loans With Allowance	Allowance for Loan Losses
Mortgage loans on real estate:
Residential real estate	$239	$239	$239	$-	$-
Commercial real estate	599	599	373	226	241
Construction and land development	-	-	-	-	-
Total mortgage loans on real estate	838	838	612	226	241
Home equity lines of credit	-	-	-	-	-
Commercial loans	-	-	-	-	-
Consumer loans	-	-	-	-	-
Total Loans	$838	$838	$612	$226	$241

Accruing Impaired Loans	Unpaid Principal Balance	Recorded Investment	Impaired Loans With No Allowance	Impaired Loans With Allowance	Allowance for Loan Losses
Mortgage loans on real estate:
Residential real estate	$1,012	$1,012	$1,012	$-	$-
Commercial real estate	6,178	6,178	6,178	-	-
Construction and land development	190	190	190	-	-
Total mortgage loans on real estate	7,380	7,380	7,380	-	-
Home equity lines of credit	-	-	-	-	-
Commercial loans	595	595	-	595	317
Consumer loans	47	47	-	47	47
Total Loans	$8,022	$8,022	$7,380	$642	$364

Total Impaired Loans	Unpaid Principal Balance	Recorded Investment	Impaired Loans With No Allowance	Impaired Loans With Allowance	Allowance for Loan Losses
Mortgage loans on real estate:
Residential real estate	$1,251	$1,251	$1,251	$-	$-
Commercial real estate	6,777	6,777	6,551	226	241
Construction and land development	190	190	190	-	-
Total mortgage loans on real estate	8,218	8,218	7,992	226	241
Home equity lines of credit	-	-	-	-	-
Commercial loans	595	595	-	595	317
Consumer loans	47	47	-	47	47
Total Loans	$8,860	$8,860	$7,992	$868	$605

The following table presents the average recorded investment in impaired loans and the interest income recognized on impaired loans in the nine months ended September 30, 2023 and 2022 by loan category (amounts in thousands).

	Nine Months Ended			Nine Months Ended
	September 30, 2023			September 30, 2022
	Average	Ending		Average	Ending
	Recorded	Recorded	Interest	Recorded	Recorded	Interest
	Investment	Investment	Income	Investment	Investment	Income
Mortgage loans on real estate:
Residential real estate	$1,540	$1,403	$47	$1,256	$1,320	$36
Commercial real estate	6,033	3,712	352	5,382	4,564	381
Construction and land development	133	-	10	270	203	11
Total mortgage loans on real estate	7,706	5,115	409	6,908	6,087	428
Home equity lines of credit	182	527	-	153	104	-
Commercial loans	441	26	2	228	40	9
Consumer loans	41	37	2	81	50	4
Total Loans	$8,370	$5,705	$413	$7,370	$6,281	$441

The following tables present the performance status of loans as of September 30, 2023 and December 31, 2022, by class of loans (amounts in thousands).

As of September 30, 2023	Performing	Nonperforming	Total
Mortgage loans on real estate:
Residential real estate	$756,926	$1,200	$758,126
Commercial real estate	604,843	2,938	607,781
Construction and land development	275,740	7	275,747
Total mortgage loans on real estate	1,637,509	4,145	1,641,654
Home equity lines of credit	83,856	549	84,405
Commercial loans	347,244	24	347,268
Consumer loans	56,977	52	57,029
Total Loans	$2,125,586	$4,770	$2,130,356

As of December 31, 2022	Performing	Nonperforming	Total
Mortgage loans on real estate:
Residential real estate	$595,792	$769	$596,561
Commercial real estate	550,858	599	551,457
Construction and land development	256,481	9	256,490
Total mortgage loans on real estate	1,403,131	1,377	1,404,508
Home equity lines of credit	64,166	49	64,215
Commercial loans	290,897	66	290,963
Consumer loans	49,590	2	49,592
Total Loans	$1,807,784	$1,494	$1,809,278

The following tables present the aging of loans and non-accrual loans as of September 30, 2023 and December 31, 2022, by class of loans (amounts in thousands).

	Accruing Loans
As of September 30, 2023	Current	30-89 Days Past Due	90+ Days Past Due	Nonaccrual Loans	Total Loans	Nonaccrual With No ACL
Mortgage loans on real estate:
Residential real estate	$754,202	$2,724	$-	$1,200	$758,126	$1,200
Commercial real estate	604,528	315	-	2,938	607,781	1,569
Construction and land development	275,629	111	-	7	275,747	7
Total mortgage loans on real estate	1,634,359	3,150	-	4,145	1,641,654	2,776
Home equity lines of credit	83,543	313	-	549	84,405	549
Commercial loans	346,791	453	-	24	347,268	24
Consumer loans	56,625	352	-	52	57,029	52
Total Loans	$2,121,318	$4,268	$-	$4,770	$2,130,356	$3,401

	Accruing Loans
As of December 31, 2022	Current	30-89 Days Past Due	90+ Days Past Due	Nonaccrual Loans	Total Loans	Nonaccrual With No ACL
Mortgage loans on real estate:
Residential real estate	$594,055	$1,737	$72	$697	$596,561	$454
Commercial real estate	545,354	5,504	-	599	551,457	-
Construction and land development	255,989	492	-	9	256,490	9
Total mortgage loans on real estate	1,395,398	7,733	72	1,305	1,404,508	463
Home equity lines of credit	64,016	150	-	49	64,215	26
Commercial loans	290,485	412	66	-	290,963	-
Consumer loans	49,251	339	-	2	49,592	2
Total Loans	$1,799,150	$8,634	$138	$1,356	$1,809,278	$491

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

The following table presents loan balances classified by credit quality indicator, loan type and based on year of origination as of September 30, 2023 (amounts in thousands).

	2023	2022	2021	2020	2019	Prior	Revolving Loans	Total
Residential real estate
Pass	$172,113	$337,429	$124,637	$70,483	$17,634	$25,328	$3,780	$751,404
Special Mention	1,452	2,203	598	159	27	181	-	4,620
Substandard	36	447	153	336	530	600	-	2,102
Doubtful	-	-	-	-	-	-	-	-
Total residential real estate	$173,601	$340,079	$125,388	$70,978	$18,191	$26,109	$3,780	$758,126
Commercial real estate
Pass	$63,815	$199,303	$101,590	$98,419	$52,673	$67,957	$13,591	$597,348
Special Mention	763	-	-	892	-	4,919	-	6,574
Substandard	49	765	-	180	51	2,805	9	3,859
Doubtful	-	-	-	-	-	-	-	-
Total commercial real estate	$64,627	$200,068	$101,590	$99,491	$52,724	$75,681	$13,600	$607,781
Construction and land development
Pass	$93,330	$123,686	$25,990	$6,085	$2,710	$4,981	$18,432	$275,214
Special Mention	211	172	15	-	23	12	-	433
Substandard	-	-	91	9	-	-	-	100
Doubtful	-	-	-	-	-	-	-	-
Total construction and land development	$93,541	$123,858	$26,096	$6,094	$2,733	$4,993	$18,432	$275,747
Current-period gross charge-offs	$-	$-	$196	$-	$-	$-	$-	$196
Home equity lines of credit
Pass	$253	$450	$-	$628	$-	$-	$82,285	$83,616
Special Mention	-	-	-	-	-	-	150	150
Substandard	-	-	-	-	-	22	617	639
Doubtful	-	-	-	-	-	-	-	-
Total home equity lines of credit	$253	$450	$-	$628	$-	$22	$83,052	$84,405
Commercial loans
Pass	$70,927	$78,914	$31,935	$17,607	$7,389	$11,412	$123,325	$341,509
Special Mention	69	152	55	354	88	4,101	890	5,709
Substandard	-	-	-	26	-	-	24	50
Doubtful	-	-	-	-	-	-	-	-
Total commercial loans	$70,996	$79,066	$31,990	$17,987	$7,477	$15,513	$124,239	$347,268
Current-period gross charge-offs	$184	$46	$-	$-	$-	$280	$-	$510
Consumer loans
Pass	$19,912	$15,439	$9,017	$4,399	$2,152	$2,748	$2,864	$56,531
Special Mention	52	110	32	18	6	17	24	259
Substandard	116	43	28	5	-	36	11	239
Doubtful	-	-	-	-	-	-	-	-
Total consumer loans	$20,080	$15,592	$9,077	$4,422	$2,158	$2,801	$2,899	$57,029
Current-period gross charge-offs	$-	$84	$-	$14	$-	$-	$-	$98
Total Loans
Pass	$420,350	$755,221	$293,169	$197,621	$82,558	$112,426	$244,277	$2,105,622
Special Mention	2,547	2,637	700	1,423	144	9,230	1,064	17,745
Substandard	201	1,255	272	556	581	3,463	661	6,989
Doubtful	-	-	-	-	-	-	-	-
Total loans	$423,098	$759,113	$294,141	$199,600	$83,283	$125,119	$246,002	$2,130,356
Current-period gross charge-offs	$184	$130	$196	$14	$-	$280	$-	$804

As of December 31, 2022, the risk category of loans by class of loans is as follows (amounts in thousands):

As of December 31, 2022	Pass	Special Mention	Substandard	Doubtful	Total
Mortgage loans on real estate:
Residential real estate	$591,882	$2,648	$2,031	$-	$596,561
Commercial real estate	539,777	4,706	6,974	-	551,457
Construction and land development	256,200	77	213	-	256,490
Total mortgage loans on real estate	1,387,859	7,431	9,218	-	1,404,508
Home equity lines of credit	63,861	212	142	-	64,215
Commercial loans	283,359	7,008	596	-	290,963
Consumer loans	49,206	238	148	-	49,592
Total Loans	$1,784,285	$14,889	$10,104	$-	$1,809,278

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

Loans and mortgage loans held for sale – The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for credit losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. When a loan is identified as individually impaired, management measures impairment using one of three methods. These methods include collateral value, market value of similar debt, and discounted cash flows. Collateral dependent impaired loans are measured for impairment based on collateral value. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. As of September 30, 2023 and December 31, 2022, impaired loans were evaluated based on the fair value of the collateral. Impaired loans for which an allowance is established based on the fair value of collateral, or loans that were charged down according to the fair value of collateral, require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price, the Company records the impaired loan as nonrecurring Level 2. When the fair value is based on an appraised value, the Company records the impaired loan as nonrecurring Level 3.

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

Line of credit - For disclosure purposes, the carrying amount of the line of credit approximates fair value.

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

Assets and liabilities measured at fair value on a recurring basis – The only assets and liabilities measured at fair value on a recurring basis are our securities available-for-sale. Information related to the Company’s assets and liabilities measured at fair value on a recurring basis at September 30, 2023 and December 31, 2022 is as follows: (amounts in thousands)

	Fair Value Measurements At Reporting Date Using:
September 30, 2023	Fair Value	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Securities available-for-sale:
Residential mortgage -backed	$348,969	$-	$348,969	$-
U.S. treasury securities	116,681	-	116,681	-
U.S. government sponsored enterprises	62,469	-	62,469	-
State, county, and municipal	59,415	-	59,415	-
Corporate debt obligations	15,091	-	9,803	5,288
Totals	$602,625	$-	$597,337	$5,288

	Fair Value Measurements At Reporting Date Using:
December 31, 2022	Fair Value	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Securities available-for-sale:
Residential mortgage -backed	$390,037	$-	$390,037	$-
U.S. treasury securities	117,629	-	117,629	-
U.S. government sponsored enterprises	66,362	-	66,362	-
State, county, and municipal	75,863	-	75,863	-
Corporate debt obligations	15,996	-	10,375	5,621
Totals	$665,887	$-	$660,266	$5,621

The Company's policy is to recognize transfers in and transfers out of levels 1, 2, and 3 as of the end of a reporting period. There were no transfers between levels from December 31, 2022 to September 30, 2023 (amounts in thousands):

	Significant Unobservable Inputs (Level 3)
	September 30, 2023	December 31, 2022
Fair value, beginning of period	$5,621	$-
Transfers into Level 3	-	5,621
Changes in unrealized gains/losses included in other comprehensive loss for assets and liabilities still held at period-end	(333)	-
Fair value, end of period	$5,288	$5,621

Assets measured at fair value on a nonrecurring basis – The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. GAAP. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a nonrecurring basis are included in the table below as of September 30, 2023 and December 31, 2022 (amounts in thousands):

	Fair Value Measurements At Reporting Date Using:
September 30, 2023	Fair Value	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Individually evaluated loans	$5,306	$-	$-	$5,306
Foreclosed assets	516	-	-	516
Totals	$5,822	$-	$-	$5,822

December 31, 2022	Fair Value	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Individually evaluated loans	$8,255	$-	$-	$8,255
Foreclosed assets	609	-	-	609
Totals	$8,864	$-	$-	$8,864

The Company has estimated the fair values of these assets using Level 3 inputs, specifically the appraised value of the collateral. Impaired loan balances represent those collateral dependent impaired loans where management has estimated the credit loss by comparing the loan’s carrying value against the expected realizable fair value of the impaired loan for the amount of the credit loss. For Level 3 assets measured at fair value on a non-recurring basis as of September 30, 2023 and December 31, 2022 for the valuation technique, we used appraisals. For the significant unobservable input, we used appraisal discounts, and weighted average input of 15-20% was used for the period ended September 30, 2023 and December 31, 2022.

The estimated fair values, and related carrying or notional amounts, of the Company’s financial instruments as of September 30, 2023 and December 31, 2022 are as follows (amounts in thousands):

		Estimated Fair Value
September 30, 2023	Carrying Amount	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$145,100	$145,100	$-	$-
Certificates of deposit in banks	3,458	-	3,458	-
Securities held-to-maturity	127,924	-	97,663	-
Securities available-for-sale	602,625	-	597,337	5,288
Loans held-for-sale	6,923	-	6,923	-
Loans receivable, net	2,094,611	-	2,010,124	5,306
Accrued interest receivable	12,014	-	12,014	-
Bank owned life insurance	47,352	-	47,352	-
Restricted equity securities	9,796	-	-	9,796
Financial liabilities:
Deposits	2,776,750	-	2,573,780	-
Securities sold under agreements to repurchase	19,815	-	19,815	-
Federal Home Loan Bank advances	155,000	-	147,094	-
Federal Reserve Bank discount window borrowings	-	-	-	-
Subordinated debentures	39,474	-	30,706	-
Accrued interest payable	1,582	-	1,582	-

		Estimated Fair Value
December 31, 2022	Carrying Amount	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$74,826	$74,826	$-	$-
Certificates of deposit in banks	4,165	-	4,165	-
Securities held-to-maturity	131,581	-	105,277	-
Securities available-for-sale	665,887	-	660,266	5,621
Loans held-for-sale	3,413	-	3,413	-
Loans receivable, net	1,778,817	-	1,708,410	8,255
Accrued interest receivable	10,083	-	10,083	-
Bank owned life insurance	46,395	-	46,395	-
Restricted equity securities	5,685	-	-	5,685
Financial liabilities:
Deposits	2,514,199	-	2,307,026	-
Securities sold under agreements to repurchase	8,181	-	8,181	-
Federal Home Loan Bank advances	95,000	-	95,091	-
Federal Reserve Bank discount window borrowings	25,000	-	25,000	-
Subordinated debentures	39,419	-	31,039	-
Accrued interest payable	1,296	-	1,296	-

The estimated fair values of the standby letters of credit and loan commitments on which the committed interest rate is less than the current market rate are insignificant as of September 30, 2023 and December 31, 2022.

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

The Company adopted ASU 2016-13 and all subsequent amendments thereto effective January 1, 2023, using the modified retrospective method for all financial assets measured at amortized cost and off balance sheet credit exposures. Amounts for periods beginning on or after January 1, 2023, are presented under ASU 2016-13 and all prior period information is presented in accordance with previously applicable GAAP. At January 1, 2023, the Company recognized a cumulative adjustment to retained earnings of $24 thousand, net of tax, attributable to an increase in the allowance for credit losses of $80 thousand and an increase in deferred tax assets of $8 thousand. Included in the $80 thousand increase in the allowance for credit losses is $48 thousand that was recognized on purchased with credit deterioration (PCD) loans previously classified as purchased credit impaired (PCI) with a corresponding adjustment to the gross carrying amount of the loans. The Company adopted ASU 2016-13 using the prospective transition approach for PCD loans, which did not require re-evaluation of whether loans previously classified as PCI loans met the criteria of PCD assets at the date of adoption. The remaining noncredit discount will be accreted into interest income over the life of the individual loans beginning January 1, 2023.

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

Note 9 – Defined Contribution Plan

The Company provides a 401(k) employee stock ownership plan (ESOP), which covers substantially all of the Company’s employees who are eligible, as to age and length of service. A participant may elect to make contributions up to $22.5 thousand and $20.5 thousand of the participant’s annual compensation in 2023 and 2022, respectively. The Company makes contributions up to 3% of each participant’s annual compensation and the Company matches 50% of the next 2% contributed by the employee. Contributions to the plan by the Company were approximately $655 thousand and $561 thousand for the nine months ended September 30, 2023 and 2022, respectively. Outstanding shares of the Company’s common stock allocated to participants at September 30, 2023 and December 31, 2022 totaled 174,202 and 154,997 shares respectively, and there were no unallocated shares. These shares are treated as outstanding for purposes of calculating earnings per share and dividends on these shares are included in the Consolidated Statements of Stockholders’ Equity.

The Company’s ESOP includes a put option for shares of the Company’s common stock distributed from the ESOP. Shares are distributed from the ESOP primarily to separate vested participants and certain eligible participants who elect to diversify their account balances. Since the Company’s common stock is not currently traded on an established securities market, if the owners of distributed shares desire to sell their shares, the Company is required to purchase the shares at fair value during two put option periods following the distribution of the shares from the ESOP. The first put option period is within sixty days following the distribution of the shares from the ESOP. The second put option period begins on the first day of the fifth month of the plan year for a sixty day period. The fair value of distributed shares subject to the put option totaled $0 as of September 30, 2023 and December 31, 2022. The cost of the ESOP shares totaled $4.73 million and $4.16 million as of September 30, 2023 and December 31, 2022, respectively. Due to the Company’s obligation under the put option, the distributed shares and ESOP shares are classified as temporary equity in the mezzanine section of the consolidated statements of financial condition and totaled $4.73 million and $4.16 million as of September 30, 2023 and December 31, 2022, respectively. The fair value of the ESOP shares totaled $6.27 million and $5.93 million as of September 30, 2023 and December 31, 2022, respectively.

Note 10 – Loans Held for Sale

The Company has entered into agreements with secondary market investors to deliver loans on a “best efforts delivery” basis. When a rate is committed to a borrower, it is based on the best price that day and locked with the investor for the customer for a thirty day period. In the event the loan is not delivered to the investor, the Company has no risk or exposure with the investor. The fair values of the Company’s agreements with investors and rate lock commitments to customers as of September 30, 2023 and December 31, 2022, respectively, were not material.

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

Lease Right-of-Use Assets	Classification on Consolidated Statement of Condition	September 30, 2023	December 31, 2022
Operating lease right-of-use assets	Other Assets	$3,357	$3,582

Lease Liabilities	Classification on Consolidated Statement of Condition	September 30, 2023	December 31, 2022
Operating lease liabilities	Accrued interest payable and other liabilities	$3,505	$3,716

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

	September 30, 2023	December 31, 2022
Weighted-average remaining lease term for operating leases	8.61 Years	9.62 Years
Weighted-average discount rate for operating leases	6.00%	6.00%

Future minimum payments for operating leases with initial or remaining terms of one year or more as of September 30, 2023 are as follows:

Operating Leases
October 1, 2023 - September 30, 2024	$794
October 1, 2024 - September 30, 2025	698
October 1, 2025 - September 30, 2026	520
October 1, 2026 - September 30, 2027	419
October 1, 2027 - September 30, 2028	385
Afterward	1,790
Total future minimum lease payments	4,606
Amounts representing interest	(1,101)
Present value of net future minimum lease payments	$3,505

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

Paycheck Protection Program

The Bank participated as a lender in the Small Business Administration’s (SBA) Paycheck Protection Program (PPP) as established by the Coronavirus Aid, Relief, and Economic Security (CARES) Act. The PPP was established under the CARES Act to provide unsecured low interest rate loans to small businesses that have been impacted by the COVID-19 pandemic. The PPP loans are 100% guaranteed by the SBA. The loans have a fixed interest rate of 1% and payments of interest and principal are deferred until the earlier of the date the SBA remits the forgiveness amount to the lender, the forgiveness application is denied, or if no forgiveness application is filed, ten months from the end of the covered period. If originated before June 5, 2020, loans matured two years from origination, and if origination occurred on or after June 5, 2020, loans mature five years from origination. PPP loans are forgiven by the SBA (which makes forgiveness payments directly to the lender) to the extent the borrower uses the proceeds of the loan for certain purposes (primarily to fund payroll costs) during a certain time period following origination and maintains certain employee and compensation levels. Lenders receive processing fees from the SBA for originating the PPP loans which were based on a percentage of the loan amount. On December 27, 2020, legislation was enacted that renewed the PPP and allocated additional appropriations for both new first-time PPP loans under the existing PPP and second-draw PPP loans for certain eligible borrowers that had previously received a PPP loan. As of September 30, 2023, the Bank has approximately 15 PPP loans in the aggregate amount of approximately $329 thousand outstanding. At December 31, 2022, the Bank had approximately 27 PPP loans in the aggregate amount of approximately $781 thousand outstanding.

Our Business

We are a bank holding company headquartered in Prattville, Alabama. We engage in the business of banking through our wholly-owned banking subsidiary, River Bank & Trust, which we may refer to as the “Bank” or “River Bank.” Through the Bank, we provide a broad array of financial services to businesses, business owners, professionals, and consumers. As of September 30, 2023, we operated twenty-three full-service banking offices in Alabama in the cities of Montgomery, Prattville, Millbrook, Wetumpka, Auburn, Opelika, Gadsden, Alexander City, Daphne, Clanton, Dothan, Enterprise, Mobile, Decatur, Huntsville, Saraland, and Birmingham, Alabama.

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

Overview of Third Quarter 2023 Results

Net income was $5.9 million in the quarter ended September 30, 2023, compared with $6.9 million in the quarter ended September 30, 2022. Several significant measures from the 2023 third quarter include:

•
Net interest margin (taxable equivalent) of 2.66%, compared with 3.43% for the third quarter of 2022.
•
Net interest income decrease of $1.2 million for the quarter ended September 30, 2023, representing a 5.63% rate of decrease over the quarter ended September 30, 2022.
•
Annualized return on average earning assets for the quarter ended September 30, 2023 of 0.78% compared with 1.11% for the quarter ended September 30, 2022.
•
Annualized return on average equity for the quarter ended September 30, 2023 of 15.10% compared with 19.23% for the quarter ended September 30, 2022.
•
Loan increase of $75.2 million during the quarter ended September 30, 2023, representing a 14.69% annualized growth rate.
•
Securities decrease of $30.2 million during the quarter ended September 30, 2023, representing a 15.87% annualized decrease for the quarter.
•
Deposit increase of $94.8 million during the quarter ended September 30, 2023, representing a 14.15% annualized growth rate.
•
Stockholders’ equity increase of $26.4 million during the quarter ended September 30, 2023, representing a 73.85% annualized increase.
•
Book value per share of $22.67 at September 30, 2023, compared with $20.76 per share at December 31, 2022.
•
Tangible book value per share of $18.83 at September 30, 2023, compared with $16.27 at December 31, 2022.

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

Comparison of the Results of Operations for the nine months ended September 30, 2023 and 2022

The following is a narrative discussion and analysis of significant changes in our results of operations for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022.

Net Income

During the three months ended September 30, 2023, our net income was $5.9 million, compared to $6.9 million for the three months ended September 30, 2022, a decrease of $985.0 thousand, or 14.34%. The primary reason for the decrease in net income for the third quarter of 2023 as compared to the third quarter of 2022 was an increase in noninterest income offset by a larger increase in noninterest expense. Total noninterest income for the third quarter of 2023 was $3.9 million compared to $2.5 million for the quarter ended September 30, 2022. The most significant increase in noninterest income in the third quarter of 2023 was no loss on sale of investments compared to a $726 thousand loss on sale of investments during the third quarter of 2022 . Total noninterest expense in the third quarter of 2023 increased $1.6 million, or 11.58%, from the third quarter of 2022. The most significant increase was an increase of $927.0 thousand in salaries and employee benefits. During the three months ended September 30, 2023, net interest income was $20.0 million compared to $21.2 million for the three months ended September 30, 2022, a decrease of $1.2 million, or 5.63%. This decrease is a result of higher costs of deposit funding. The provision for credit losses also decreased approximately $19.0 thousand from the third quarter of 2022 to the third quarter of 2023.

During the nine months ended September 30, 2023, our net income was $18.6 million, compared to $22.1 million for the nine months ended September 30, 2022, a decrease of $3.5 million, or 15.84%. The primary reason for the decrease in net income for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022 was an increase in noninterest expense that outpaced an increase in noninterest income. Total noninterest expense in the first nine months of 2023 increased $8.3 million, or 22.52%, from the first nine months of 2022 . The most significant increase was an increase of $4.5 million in salaries and employee benefits. Total noninterest income for the first nine months of 2023 was $15.2 million compared to $9.3 million in the first nine months of 2022 . This increase in noninterest income was primarily the result of a $3.7 million Community Development Financial Institution award recognized in 2023. During this period in 2023, net interest income was $58.1 million compared to $58.7 million for the same period in 2022, a decrease of $546.0 thousand, or 0.93%. This decrease is a result of higher costs of deposit funding. The provision for loan losses increased approximately $1.7 million from the third quarter of 2022 to the third quarter of 2023.

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

Comparison of net interest income for the three months ended September 30, 2023 and 2022

The following table shows, for the three months ended September 30, 2023 and 2022, the average balances of each principal category of our earning assets and interest bearing liabilities and the average taxable equivalent yields on assets and average costs of liabilities. These yields and costs are calculated by dividing the income or expense by the average daily balance of the associated assets or liabilities (amounts in thousands).

	Three Months Ended September 30, 2023			Three Months Ended September 30, 2022
		Interest			Interest
	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Yield/Rate	Balance	Expense	Yield/Rate
Interest earning assets
Loans	$2,084,083	$29,884	5.69%	$1,539,788	$18,948	4.88%
Mortgage loans held for sale	10,124	102	4.01%	10,591	92	3.44%
Investment securities:
Taxable securities	784,550	3,498	1.77%	827,568	3,481	1.67%
Tax-exempt securities	67,744	480	2.81%	78,861	562	2.83%
Interest bearing balances in other banks	14,180	172	4.82%	21,671	114	2.10%
Federal funds sold	57,358	793	5.48%	-	-	0.00%
Total interest earning assets	$3,018,039	$34,929	4.59%	$2,478,479	$23,197	3.71%

Interest bearing liabilities
Interest bearing transaction accounts	$670,072	$2,519	1.49%	$536,614	$177	0.13%
Savings and money market accounts	869,058	5,123	2.34%	851,386	525	0.24%
Time deposits	517,990	4,596	3.52%	288,240	608	0.84%
Short-term borrowings	20,378	173	3.60%	9,846	14	0.59%
Federal Home Loan Bank advances	155,000	1,658	4.21%	6,304	19	1.17%
Subordinated debentures	40,000	418	4.14%	40,000	419	4.16%
Line of credit	8,609	185	8.52%	-	-	0.00%
Total interest bearing liabilities	$2,281,107	$14,672	2.55%	$1,732,390	$1,762	0.40%
Noninterest-bearing funding of earning assets	736,932	-	0.00%	746,089	-	0.00%
Total cost of funding earning assets	$3,018,039	$14,672	1.93%	$2,478,479	$1,762	0.28%
Net interest rate spread			2.04%			3.31%
Net interest income/margin (taxable equivalent)		$20,257	2.66%		$21,435	3.43%
Tax equivalent adjustment		(214)			(196)
Net interest income/margin		$20,043	2.63%		$21,239	3.40%

The following table reflects, for the three months ended September 30, 2023 and 2022, the changes in our net interest income due to variances in the volume of interest earning assets and interest bearing liabilities and variances in the associated rates earned or paid on these assets and liabilities (amounts in thousands).

	Three Months Ended September 30, 2023 vs.
	Three Months Ended September 30, 2022
		Variance
		due to
	Volume	Yield/Rate	Total
Interest earning assets
Loans	$6,681	$4,255	$10,936
Mortgage loans held for sale	(5)	15	10
Investment securities:
Taxable securities	(181)	198	17
Tax-exempt securities	(79)	(3)	(82)
Interest bearing balances in other banks	(39)	97	58
Federal funds sold	(10)	803	793
Total interest earning assets	$6,367	$5,365	$11,732

Interest bearing liabilities
Interest bearing transaction accounts	$44	$2,298	$2,342
Savings and money market accounts	11	4,587	4,598
Time deposits	483	3,505	3,988
Short-term borrowings	5	154	159
Federal Home Loan Bank advances	450	1,189	1,639
Subordinated debentures	1	(2)	(1)
Line of credit	-	185	185
Total interest bearing liabilities	$994	$11,916	$12,910

Net interest income
Net interest income (taxable equivalent)	$5,373	$(6,551)	$(1,178)
Taxable equivalent adjustment	-	(18)	(18)
Net interest income	$5,373	$(6,569)	$(1,196)

Total interest income for the three months ended September 30, 2023 was $34.7 million and total interest expense was $14.7 million, resulting in net interest income of $20.0 million for the period. For the same period of 2022, total interest income was $23.0 million and total interest expense was $1.8 million, resulting in net interest income of $21.2 million for the period. This represents a 5.63% decrease in net interest income when comparing the same period from 2023 and 2022. When comparing the variances related to interest income for the three months ended September 30, 2023 and 2022, the increase was primarily attributed to increases in average volumes in loans. The volume related increase in interest income for the three months ended September 30, 2023 was accompanied by an increase in the yield on loans and investment securities. When comparing variances related to interest expense for the three months ended September 30, 2023 and 2022, the increase primarily resulted from an increase in deposit and borrowing rates in 2023.

Comparison of net interest income for the nine months ended September 30, 2023 and 2022

The following table shows, for the nine months ended September 30, 2023 and 2022, the average balances of each principal category of our earning assets and interest bearing liabilities and the average taxable equivalent yields on assets and average costs of liabilities. These yields and costs are calculated by dividing the income or expense by the average daily balance of the associated assets or liabilities (amounts in thousands).

	Nine Months Ended September 30, 2023			Nine Months Ended September 30, 2022
		Interest			Interest
	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Yield/Rate	Balance	Expense	Yield/Rate
Interest earning assets
Loans	$1,969,975	$80,417	5.46%	$1,405,947	$51,153	4.86%
Mortgage loans held for sale	8,775	241	3.67%	12,771	301	3.15%
Investment securities:
Taxable securities	797,421	10,767	1.81%	846,619	10,053	1.59%
Tax-exempt securities	73,044	1,595	2.92%	82,049	1,739	2.83%
Interest bearing balances in other banks	29,886	1,028	4.60%	26,147	199	1.02%
Federal funds sold	35,044	1,390	5.30%	1,842	2	0.15%
Total interest earning assets	$2,914,145	$95,438	4.39%	$2,375,375	$63,447	3.58%

Interest bearing liabilities
Interest bearing transaction accounts	$643,614	$5,753	1.20%	$533,687	$387	0.10%
Savings and money market accounts	846,563	12,337	1.95%	813,613	1,282	0.21%
Time deposits	495,356	11,810	3.19%	266,957	1,229	0.62%
Securities sold under repurchase agreements	17,393	403	3.10%	10,197	25	0.33%
Federal Home Loan Bank advances	129,590	4,576	4.72%	7,619	60	1.05%
Subordinated debentures	40,000	1,251	4.18%	40,000	1,256	4.20%
Line of credit	8,377	520	0.00%	-	-	0.00%
Total interest bearing liabilities	$2,180,893	$36,650	2.25%	$1,672,073	$4,239	0.34%
Noninterest-bearing funding of earning assets	733,252	-	0.00%	703,302	-	0.00%
Total cost of funding earning assets	$2,914,145	$36,650	1.68%	$2,375,375	$4,239	0.24%
Net interest rate spread			2.14%			3.24%
Net interest income/margin (taxable equivalent)		$58,788	2.70%		$59,208	3.33%
Tax equivalent adjustment		(676)			(550)
Net interest income/margin		$58,112	2.67%		$58,658	3.30%

The following table reflects, for the nine months ended September 30, 2023 and 2022, the changes in our net interest income due to variances in the volume of interest earning assets and interest bearing liabilities and variances in the associated rates earned or paid on these assets and liabilities (amounts in thousands).

	Nine Months Ended September 30, 2023 vs.
	Nine Months Ended September 30, 2022
		Variance
		due to
	Volume	Yield/Rate	Total
Interest earning assets
Loans	$20,423	$8,841	$29,264
Mortgage loans held for sale	(94)	34	(60)
Investment securities:
Taxable securities	(598)	1,312	714
Tax-exempt securities	(193)	49	(144)
Interest bearing balances in other banks	29	800	829
Federal funds sold	138	1,250	1,388
Total interest earning assets	$19,705	$12,286	$31,991

Interest bearing liabilities
Interest bearing transaction accounts	$82	$5,284	$5,366
Savings and money market accounts	52	11,003	11,055
Time deposits	1,058	9,523	10,581
Short-term debt	(5)	383	378
Federal Home Loan Bank advances	978	3,538	4,516
Subordinated debentures	1	(6)	(5)
Line of credit	-	520	520
Total interest bearing liabilities	$2,166	$30,245	$32,411

Net interest income
Net interest income (taxable equivalent)	$17,539	$(17,959)	$(420)
Taxable equivalent adjustment	(101)	(25)	(126)
Net interest income	$17,438	$(17,984)	$(546)

Total interest income for the nine months ended September 30, 2023 was $94.8 million and total interest expense was $36.7 million, resulting in net interest income of $58.1 million for the period. For the same period of 2022, total interest income was $62.9 million and total interest expense was $4.2 million, resulting in net interest income of $58.7 million for the period. This represents a 0.93% decrease in net interest income when comparing the same period from 2023 and 2022. When comparing the variances related to interest income for the nine months ended September 30, 2023 and 2022, the increase was primarily attributed to increases in average volumes in loans. The volume related increase in interest income for the nine months ended September 30, 2023 was accompanied by an increase in the yield on loans and investment securities. When comparing variances related to interest expense for the nine months ended September 30, 2023 and 2022, the increase primarily resulted from an increase in deposit and borrowing rates in 2023.

Provision for Credit Losses

On January 1, 2023, we adopted ASC 326, which introduces the current expected credit losses (CECL) methodology and requires us to estimate all expected credit losses over the remaining life of our loans. Accordingly, the provision for credit losses represents a charge to earnings necessary to establish an allowance for credit losses that, in management's evaluation, is adequate to provide coverage for all expected credit losses. As a result of evaluating the allowance for credit losses at September 30, 2023, management recorded a provision for credit losses of $1.31 million in the third quarter of 2023 compared to $1.33 million in the third quarter of 2022. The decreased provision for credit losses allocated was primarily due to continued improvement in economic conditions. In management’s evaluation, our allowance for credit losses reflects an amount we believe appropriate, based on our allowance assessment methodology, to adequately cover all expected future losses as of the date the allowance is determined.

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

The following table sets forth the principal components of noninterest income for the periods indicated (amounts in thousands).

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2023	2022	2023	2022
Service charges and fees	$1,946	$1,787	$5,569	$5,121
Investment brokerage revenue	134	116	435	519
Mortgage operations	1,234	908	2,814	4,209
Bank owned life insurance income	328	312	957	922
Net gain (loss) on sales of investment securities	-	(796)	5	(2,062)
Other noninterest income	288	129	5,393	552
Total noninterest income	$3,930	$2,456	$15,173	$9,261

Noninterest income for the three months ended September 30, 2023 was $3.9 million compared to $2.5 million for the same period in 2022. The most significant increase in noninterest income was due to a decrease in the loss on sales of investment securities.

Noninterest income for the nine months ended September 30, 2023 was $15.2 million compared to $9.3 million for the same period in 2022. The most significant increase in other noninterest income was due to a $3.7 million Community Development Financial Institution award while the most significant decrease was a $1.4 million decrease in mortgage operations revenue.

Noninterest Expense

Noninterest expenses consist primarily of salaries and employee benefits, building occupancy and equipment expenses, advertising and promotion expenses, data processing expenses, legal and professional services and miscellaneous other operating expenses.

The following table sets forth the principal components of noninterest expense for the periods indicated (amounts in thousands).

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2023	2022	2023	2022
Salaries and employee benefits	$9,035	$8,108	$27,064	$22,598
Occupancy expenses	934	764	2,764	2,054
Equipment rentals, depreciation, and maintenance	530	410	1,507	1,089
Telephone and communications	129	132	409	343
Advertising and business development	390	311	1,011	687
Data processing	779	913	2,729	2,635
Foreclosed assets, net	38	22	73	(20)
Federal deposit insurance and other regulatory assessments	698	248	1,992	902
Legal and other professional services	301	376	1,302	983
Other operating expense	2,233	2,219	6,557	5,790
Total noninterest expense	$15,067	$13,503	$45,408	$37,061

Noninterest expense for the three months ended September 30, 2023 totaled $15.1 million compared with $13.5 million for the same period of 2022. The overall increase was primarily a result of increases in salaries and employee benefits. Salaries and employee benefits increased $927.0 thousand, or 11.43%, to $9.0 million in the third quarter of 2023 from $8.1 million in the third quarter of 2022. The number of full-time equivalent employees increased from approximately 304 at September 30, 2022 to approximately 342 at September 30, 2023 for an increase of approximately 12.50%.

Noninterest expense for the nine months ended September 30, 2023 totaled $45.4 million compared with $37.1 million for the same period of 2022. The increase was primarily a result of increases in salaries and employee benefits expense. Salaries and employee benefits increased $4.5 million, or 19.76%, to $27.1 million in the first nine months of 2023 from $22.6 million in the first nine months of 2022.

Provision for Income Taxes

We recognized income tax expense of $1.7 million for the three months ended September 30, 2023, compared to $2.0 million for the three months ended September 30, 2022. The effective tax rate for the three months ended September 30, 2023 was 22.6% compared to 22.5% for the same period in 2022. The effective tax rate is affected by levels of items of income that are not subject to federal and/or state taxation and by levels of items of expense that are not deductible for federal and/or state income tax purposes.

We recognized income tax expense of $5.3 million for the nine months ended September 30, 2023, compared to $6.5 million for the nine months ended September 30, 2022. The effective tax rate for the nine months ended September 30, 2023 was 22.2% compared to 22.6% for the same period in 2022. The effective tax rate is affected by levels of items of income that are not subject to federal and/or state taxation and by levels of items of expense that are not deductible for federal and/or state income tax purposes.

Comparison of Financial Condition at September 30, 2023 and December 31, 2022

Overview

Our total assets increased $345.7 million, or 12.20%, from December 31, 2022 to September 30, 2023. Loans, net of deferred fees and discounts, increased $319.3 million, or 17.71%, from December 31, 2022 to September 30, 2023. Securities available-for-sale decreased by $63.3 million, or -9.50%, and securities held-to-maturity decreased by $3.7 million, or -2.78%, from December 31, 2022 to September 30, 2023, respectively. Cash and cash equivalents increased $70.3 million, or 93.92% from December 31, 2022 to September 30, 2023. Total deposits increased $262.6 million, or 10.44%, from December 31, 2022 to September 30, 2023 which funded a majority of our loan growth. Total stockholders’ equity increased $35.1 million, or 26.18% from December 31, 2022 to September 30, 2023.

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

During the nine months ended September 30, 2023, we purchased investment securities totaling $4.9 million and sold investment securities with proceeds received of $15.3 million including net realized gains of $5.0 thousand.

The following tables summarize the amortized cost, gross unrealized gains, gross unrealized losses, and fair value of debt securities at September 30, 2023 and December 31, 2022 (amounts in thousands).

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2023:
Securities available-for-sale:
Residential mortgage-backed	$421,870	$-	$(72,901)	$348,969
U.S. treasury securities	130,778	-	(14,097)	116,681
U.S. govt. sponsored enterprises	69,586	-	(7,117)	62,469
State, county, and municipal	73,642	-	(14,227)	59,415
Corporate debt obligations	17,774	8	(2,691)	15,091
Total available-for-sale	$713,650	$8	$(111,033)	$602,625

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2023:
Securities held-to-maturity:
Residential mortgage-backed	$65,070	$-	$(15,217)	$49,853
State, county, and municipal	62,854	-	(15,044)	47,810
Total held-to-maturity	$127,924	$-	$(30,261)	$97,663

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2022:
Securities available-for-sale:
Residential mortgage-backed	$449,348	$-	$(59,311)	$390,037
U.S. treasury securities	130,971	-	(13,342)	117,629
U.S. govt. sponsored enterprises	72,889	-	(6,527)	66,362
State, county, and municipal	87,347	71	(11,555)	75,863
Corporate debt obligations	17,873	16	(1,893)	15,996
Total available-for-sale	$758,428	$87	$(92,628)	$665,887

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2022:
Securities held-to-maturity:
Residential mortgage-backed	$68,688	$-	$(12,624)	$56,064
State, county, and municipal	62,893	-	(13,680)	49,213
Total held-to-maturity	$131,581	$-	$(26,304)	$105,277

Loans

Loans are the largest category of interest earning assets and typically provide higher yields than other types of interest earning assets. Associated with the higher loan yields are the inherent credit and liquidity risks which management attempts to control and counterbalance. Total loans averaged $2.08 billion during the three months ended September 30, 2023, or 69.1% of average interest earning assets, as compared to $1.54 billion, or 62.1% of average interest earning assets, for the three months ended September 30, 2022. At September 30, 2023, total loans, net of deferred loan fees and discounts, were $2.12 billion, compared to $1.80 billion at December 31, 2022, an increase of $319.3 million, or 17.71%.

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

The following table provides a summary of the loan portfolio as of September 30, 2023, and December 31, 2022.

	September 30, 2023		December 31, 2022
	Amount	% of Total	Amount	% of Total
Residential real estate:
Closed-end 1-4 family - first lien	$727,298	34.7%	$573,033	32.2%
Closed-end 1-4 family - junior lien	11,666	0.6%	9,422	0.5%
Multi-family	19,162	0.9%	14,106	0.8%
Total residential real estate	758,126	36.2%	596,561	33.5%
Commercial real estate:
Nonfarm nonresidential	548,800	26.2%	497,766	28.0%
Farmland	58,981	2.8%	53,691	3.0%
Total commercial real estate	607,781	29.0%	551,457	31.0%
Construction and land development:
Residential	106,716	5.1%	121,363	6.8%
Other	169,031	8.1%	135,127	7.6%
Total construction and land development	275,747	13.2%	256,490	14.4%
Home equity lines of credit	84,405	4.0%	64,215	3.6%
Commercial loans:
Other commercial loans	244,890	11.7%	193,053	10.9%
Agricultural	66,320	3.2%	56,946	3.2%
State, county, and municipal loans	36,058	1.7%	40,964	2.3%
Total commercial loans	347,268	16.6%	290,963	16.4%
Consumer loans	57,029	2.7%	49,592	2.8%
Total gross loans	2,130,356	101.7%	1,809,278	101.7%
Allowance for credit losses	(27,832)	-1.3%	(24,310)	-1.4%
Net discounts	(140)	0.0%	(279)	0.0%
Net deferred loan fees	(7,773)	-0.4%	(5,872)	-0.3%
Net loans	$2,094,611	100.0%	$1,778,817	100.0%

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

Real estate loans are the largest component of our loan portfolio and include residential real estate loans, commercial real estate loans, and construction and land development loans. At September 30, 2023, this category totaled $1.6 billion, or 77.06% of total gross loans, compared to $1.4 billion, or 77.63%, at December 31, 2022. Real estate loans increased $237.1 million, or 16.88%, during the period December 31, 2022 to September 30, 2023. Commercial loans increased $56.3 million, or 19.35% during the same period. Our management team and lending officers have a great deal of experience and expertise in real estate lending and commercial lending.

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

The repayment of loans is a source of additional liquidity for us. The following table sets forth our variable rate and fixed rate loans maturing within specific intervals at September 30, 2023.

LOAN MATURITY AND SENSITIVITY TO CHANGES IN INTEREST RATES

		Over one	Over five
	One year	year through	years through	Over fifteen
Variable Rate Loans:	or less	five years	fifteen years	years	Total
Residential real estate:
Closed-end 1-4 family - first lien	$2,868	$2,513	$4,235	$377,786	$387,402
Closed-end 1-4 family - junior lien	215	-	-	457	672
Multi-family	392	2,500	-	-	2,892
Total residential real estate	3,475	5,013	4,235	378,243	390,966
Commercial real estate:
Nonfarm nonresidential	6,261	11,630	1,709	-	19,600
Farmland	1,359	1,656	-	247	3,262
Total commercial real estate	7,620	13,286	1,709	247	22,862
Construction and land development:
Residential	18,911	-	374	45,756	65,041
Other	4,707	7,974	-	850	13,531
Total construction and land development	23,618	7,974	374	46,606	78,572
Home equity lines of credit	5,903	4,276	53,456	-	63,635
Commercial loans:
Other commercial loans	59,670	12,001	7,683	-	79,354
Agricultural	40,431	26	-	-	40,457
State, county, and municipal loans	-	-	-	-	-
Total commercial loans	100,101	12,027	7,683	-	119,811
Consumer loans	2,225	716	55	-	2,996
Total gross variable rate loans	$142,942	$43,292	$67,512	$425,096	$678,842

		Over one	Over five
	One year	year through	years through	Over fifteen
Fixed Rate Loans:	or less	five years	fifteen years	years	Total
Residential real estate:
Closed-end 1-4 family - first lien	$16,271	$144,006	$74,574	$105,045	$339,896
Closed-end 1-4 family - junior lien	757	8,063	1,864	310	10,994
Multi-family	127	10,540	5,087	516	16,270
Total residential real estate	17,155	162,609	81,525	105,871	367,160
Commercial real estate:
Nonfarm nonresidential	27,278	241,868	254,796	5,258	529,200
Farmland	790	34,106	20,754	69	55,719
Total commercial real estate	28,068	275,974	275,550	5,327	584,919
Construction and land development:
Residential	40,116	830	166	563	41,675
Other	32,520	64,708	58,068	204	155,500
Total construction and land development	72,636	65,538	58,234	767	197,175
Home equity lines of credit	137	3,345	17,288	-	20,770
Commercial loans:
Other commercial loans	19,318	106,996	39,172	50	165,536
Agricultural	7,771	16,585	1,507	-	25,863
State, county, and municipal loans	2,242	9,546	24,270	-	36,058
Total commercial loans	29,331	133,127	64,949	50	227,457
Consumer loans	6,062	30,035	17,800	136	54,033
Total fixed rate gross loans	$153,389	$670,628	$515,346	$112,151	$1,451,514

		Over one	Over five
	One year	year through	years through	Over fifteen
Total Loans:	or less	five years	fifteen years	years	Total
Residential real estate:
Closed-end 1-4 family - first lien	$19,139	$146,519	$78,809	$482,831	$727,298
Closed-end 1-4 family - junior lien	972	8,063	1,864	767	11,666
Multi-family	519	13,040	5,087	516	19,162
Total residential real estate	20,630	167,622	85,760	484,114	758,126
Commercial real estate:
Nonfarm nonresidential	33,539	253,498	256,505	5,258	548,800
Farmland	2,149	35,762	20,754	316	58,981
Total commercial real estate	35,688	289,260	277,259	5,574	607,781
Construction and land development:
Residential	59,027	830	540	46,319	106,716
Other	37,227	72,682	58,068	1,054	169,031
Total construction and land development	96,254	73,512	58,608	47,373	275,747
Home equity lines of credit	6,040	7,621	70,744	-	84,405
Commercial loans:
Other commercial loans	78,988	118,997	46,855	50	244,890
Agricultural	48,202	16,611	1,507	-	66,320
State, county, and municipal loans	2,242	9,546	24,270	-	36,058
Total commercial loans	129,432	145,154	72,632	50	347,268
Consumer loans	8,287	30,751	17,855	136	57,029
Total gross loans	$296,331	$713,920	$582,858	$537,247	$2,130,356

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

The following table presents a summary of changes in the allowance for credit losses for the periods indicated (amounts in thousands).

	As of and for the		As of and for the
	Three Months Ended:		Nine Months Ended:
	September 30,	September 30,	September 30,	September 30,
	2023	2022	2023	2022
Allowance for credit losses at beginning of period	$26,809	$21,777	$24,310	$20,922
Impact of adopting ASC 326	80	-	$80
Charge-offs:
Mortgage loans on real estate:
Residential real estate	-	-	-	42
Commercial real estate	-	-	-	-
Construction and land development	-	-	196	-
Total mortgage loans on real estate	-	-	196	42
Home equity lines of credit	-	-	-	-
Commercial	348	57	510	205
Consumer	58	22	98	22
Total	406	79	804	269

Recoveries:
Mortgage loans on real estate:
Residential real estate	-	-	-	-
Commercial real estate	3	-	81	63
Construction and land development	-	-	-	5
Total mortgage loans on real estate	3	-	81	68
Home equity lines of credit	-	41	-	41
Commercial	19	16	205	50
Consumer	16	6	27	19
Total	38	63	313	178

Net charge-offs	368	16	491	91
Provision for credit losses	1,311	1,330	3,933	2,260
Allowance for credit losses at end of period	$27,832	$23,091	$27,832	$23,091

Total loans outstanding, net of deferred loan fees	2,122,443	1,647,386	2,122,443	1,647,386
Average loans outstanding, net of deferred loan fees	2,084,083	1,539,788	1,969,975	1,405,947
Allowance for credit losses to period end loans	1.31%	1.40%	1.31%	1.40%
Net charge-offs to average loans (annualized)	0.07%	0.00%	0.03%	0.01%

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

	September 30, 2023		December 31, 2022
		Percent of		Percent of
	Amount	Total	Amount	Total
Mortgage loans on real estate:
Residential real estate	$6,485	23.3%	$5,088	20.9%
Commercial real estate	11,186	40.2%	10,057	41.4%
Construction and land development	3,720	13.4%	3,377	13.9%
Total mortgage loans on real estate	21,391	76.9%	18,522	76.2%
Home equity lines of credit	890	3.2%	562	2.3%
Commercial	4,958	17.8%	4,778	19.7%
Consumer	593	2.1%	448	1.8%
Total	$27,832	100.0%	$24,310	100.0%

Nonperforming Assets

The following table presents our nonperforming assets as of the dates indicated (amounts in thousands):

	September 30,		December 31,
	2023	2022	2022
Nonaccrual loans	$4,770	$1,561	$1,356
Accruing loans past due 90 days or more	-	141	138
Total nonperforming loans	4,770	1,702	1,494
Foreclosed assets	516	514	609
Total nonperforming assets	$5,286	$2,216	$2,103

Allowance for credit losses to period end loans	1.31%	1.40%	1.35%
Allowance for credit losses to period end nonperforming loans	583.48%	1356.70%	1627.18%
Net charge-offs (recoveries) to average loans (annualized)	0.03%	0.01%	0.03%
Nonperforming assets to period end loans and foreclosed property	0.25%	0.13%	0.12%
Nonperforming loans to period end loans	0.22%	0.10%	0.08%
Nonperforming assets to total assets	0.17%	0.08%	0.07%
Period end loans	2,122,443	1,647,386	1,803,127
Period end total assets	3,179,036	2,639,743	2,833,382
Allowance for credit losses	27,832	23,091	24,310
Average loans for the period	1,969,975	1,405,947	1,486,478
Net charge-offs for the period	491	91	452
Period end loans plus foreclosed property	2,122,959	1,647,900	1,803,736

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

The following table details the composition of our deposit portfolio as of September 30, 2023, and December 31, 2022.

	September 30, 2023		December 31, 2022
		Percent of		Percent of
	Amount	Total	Amount	Total
Demand deposits, non-interest bearing	$644,396	23.3%	$672,956	26.8%
Demand deposits, interest bearing	725,823	26.1%	610,944	24.3%
Money market accounts	761,380	27.4%	664,855	26.4%
Savings deposits	115,085	4.1%	120,030	4.8%
Time certificates of $250 thousand or more	246,127	8.9%	125,661	5.0%
Other time certificates	283,939	10.2%	319,753	12.7%
Totals	$2,776,750	100.0%	$2,514,199	100.0%

Total deposits were $2.78 billion at September 30, 2023, an increase of $262.6 million from December 31, 2022 with the increase resulting mainly in the balances of interest bearing demand deposits, money market account, and time deposit accounts. Some of our demand deposit accounts are seasonal and have expected balance fluctuations. The seasonality of these demand deposits is related to property tax collections and to agricultural production.

The following table presents the Bank’s time certificates of deposits by various maturities as of September 30, 2023 (amounts in thousands).

	All Time Deposits	Time Deposits $100 or more	Time Deposits less than $100
Three months or less	$164,649	$147,721	$16,928
Greater than three months through six months	125,934	103,626	22,308
Greater than six months through one year	151,613	122,724	28,889
Greater than one year through three years	80,737	63,908	16,829
Greater than three years	7,133	4,597	2,536
Total	$530,066	$442,576	$87,490

Other Funding Sources

We supplement our deposit funding with wholesale funding when needed for balance sheet planning and management or when the terms are attractive and will not disrupt our offering rates in our markets. A source we have used for wholesale funding is the Federal Home Loan Bank of Atlanta (FHLB). The line of credit with the FHLB is secured by pledges of various loans in our loan portfolio. At September 30, 2023, the FHLB line of credit available was $361.2 million and at December 31, 2022 it was $326.8 million. As of September 30, 2023 and December 31, 2022, we had $155 million and $95 million Federal Home Loan Bank advances outstanding, respectively. We also have lines of credit for federal funds borrowings with other banks that totaled $88.5 million at both September 30, 2023 and December 31, 2022. Furthermore, we have pledged certain loans to the Federal Reserve Bank (FRB) to secure a line of credit. At September 30, 2023, the FRB line of credit available was $167.3 million and at December 31, 2022, the FRB line of credit available was $133.1 million. Another source that we have used for wholesale funding is the Federal Reserve Bank discount window. At September 30, 2023 and December 31, 2022, we had zero and $25 million borrowings outstanding with the Federal Reserve Bank discount window, respectively.

On August 9, 2021, the Company entered into a line of credit agreement with ServisFirst Bank for $10 million. The line of credit agreement was amended on March 17, 2023 to increase the line to $20 million. The line of credit is to be used for general capital needs and investments. The line, when drawn, will require quarterly payments of interest only and matures on March 17, 2024. The interest rate floats at Wall Street Journal Prime with a floor of 3.25%. The line of credit is secured by 51% of the Company’s stock.

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

Cash and cash equivalents at September 30, 2023 and December 31, 2022, were $145.1 million and $74.8 million, respectively. Based on recorded cash and cash equivalents, management believes River Financial Corporation’s liquidity resources were sufficient at September 30, 2023 to fund loans and meet other cash needs as necessary.

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

Financial instruments whose contract amount represents credit risk at September 30, 2023 and December 31, 2022 were as follows (amounts in thousands):

	September 30, 2023	December 31, 2022
Commitments to extend credit	$484,568	$420,670
Stand-by and performance letters of credit	5,933	5,027
Total	$490,501	$425,697

Contractual Obligations

While our liquidity monitoring and management considers both present and future demands for and sources of liquidity, the following table of contractual commitments focuses only on future obligations as of September 30, 2023 (amounts in thousands).

		Due after 1	Due after 3
	Due in 1	through	through	Due after
	year or less	3 years	5 years	5 years	Total
Deposits without a stated maturity	$2,246,684	$-	$-	$-	$2,246,684
Certificates of deposit of less than $100	68,125	16,829	2,536	-	87,490
Certificates of deposit of $100 or more	374,071	63,908	4,597	-	442,576
Securities sold under agreements to repurchase	19,815	-	-	-	19,815
Federal Home Loan Bank advances	95,000	-	-	60,000	155,000
Subordinated debt, net of loan costs	-	-	-	39,474	39,474
Operating leases	818	1,199	801	1,896	4,714
Total contractual obligations	$2,804,513	$81,936	$7,934	$101,370	$2,995,753

Capital Position and Dividends

At September 30, 2023 and December 31, 2022, total stockholders’ equity was $169.1 million and $134.0 million, respectively. The increase of approximately $35.1 million resulted mainly from the issuance of 968,904 shares of common stock issued in a capital raise as well as the net change in retained earnings and accumulated other comprehensive loss for the nine months ended September 30, 2023. Retained earnings for the first nine months of 2023 increased $15.4 million, the capital raise increased additional paid-in capital approximately $31.9 million, and accumulated other comprehensive loss increased $13.6 million. The ratio of stockholders’ equity to total assets was 5.32% and 4.73% at September 30, 2023 and December 31, 2022, respectively.

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

Management believes, as of September 30, 2023, that the Company and Bank meet all capital adequacy requirements to which they are subject. The following table presents the Company's and Bank’s capital amounts and ratios as of September 30, 2023 with the required minimum levels for capital adequacy purposes including the phase in of the capital conservation buffer under Basel III and minimum levels to be well capitalized (as defined) under the regulatory prompt corrective action regulations.

As of September 30, 2023:
					To Be Well Capitalized
			Required For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Regulations (1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
River Financial Corporation:
Total Capital (To Risk-Weighted Assets)	$297,858	13.075%	$239,198	>= 10.500%	N/A	N/A
Common Equity Tier 1 Capital (To Risk-Weighted Assets)	230,026	10.097%	159,471	>= 7.000%	N/A	N/A
Tier 1 Capital (To Risk-Weighted Assets)	230,026	10.097%	193,644	>= 8.500%	N/A	N/A
Tier 1 Capital (To Average Assets)	230,026	7.448%	123,537	>= 4.000%	N/A	N/A

River Bank:
Total Capital (To Risk-Weighted Assets)	$293,347	12.877%	$239,197	>= 10.500%	$227,807	>= 10.00%
Common Equity Tier 1 Capital (To Risk-Weighted Assets)	265,515	11.655%	159,464	>= 7.000%	148,074	>= 6.50%
Tier 1 Capital (To Risk-Weighted Assets)	265,515	11.655%	193,635	>= 8.500%	182,245	>= 8.00%
Tier 1 Capital (To Average Assets)	265,515	8.597%	123,534	>= 4.000%	154,418	>= 5.00%
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

River Financial Corporation’s principal source of funds for dividend payments and debt service is dividends received from River Bank. There are statutory limitations on the payment of dividends by River Bank to River Financial Corporation. As of September 30, 2023, the maximum amount the Bank could dividend to River Financial Corporation without prior regulatory authority approval was approximately $62.7 million. In addition to dividend restrictions, federal statutes prohibit unsecured loans from banks to bank holding companies.

During the nine months ending September 30, 2023 there were 19,000 incentive stock options issued with a weighted average exercise price of $33.59 per share. During the same period, there were 23,625 incentive stock options exercised at a weighted average exercise price of $14.51 per share. During the same period, there were 600 incentive stock options forfeited at a weighted average exercise price of $27.00 per share. A total of 338,454 incentive stock options were outstanding as of September 30, 2023 with a weighted average exercise price of $25.25 per share and a weighted average remaining life of 5.28 years.

During the nine months ending September 30, 2023 there were 13,000 restricted stock grants issued with a weighted average exercise price of $33.47 per share. During the same time period, there were 2,000 stock grants that vested with a weighted average exercise price of $32.35. During the same time period, there were 1,400 stock grants forfeited with a weighted average exercise price of $31.20. A total of 65,733 restricted stock grants remained nonvested as of September 30, 2023 with a weighted average exercise price of $31.96 per share and a weighted average remaining life of 2.63 years.

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

The following table illustrates our interest rate sensitivity at September 30, 2023, assuming the relevant assets and liabilities are collected and paid, respectively, based upon historical experience rather than their stated maturities (amounts in thousands).

	0-1 Mos	1-3 Mos	3-12 Mos	1-2 Yrs	2-3 Yrs	>3 Yrs	Total
Interest earning assets
Loans	$309,258	$82,607	$330,236	$321,026	$247,813	$831,503	$2,122,443
Securities	34,476	14,562	41,786	57,735	126,677	455,313	730,549
Certificates of deposit in banks	-	1,740	-	-	1,250	468	3,458
Cash balances in banks	49,189	-	-	-	-	-	49,189
Federal funds sold	58,000	-	-	-	-	-	58,000
Total interest earning assets	$450,923	$98,909	$372,022	$378,761	$375,740	$1,287,284	$2,963,639

Interest bearing liabilities
Interest bearing transaction accounts	$259,621	$15,094	$67,923	$90,564	$63,235	$229,386	$725,823
Savings and money market accounts	388,831	15,634	70,356	93,808	91,635	216,201	876,465
Time deposits	77,608	87,328	275,755	71,905	8,616	8,854	530,066
Securities sold under agreements to repurchase	19,815	-	-	-	-	-	19,815
Federal Home Loan Bank advances	-	40,000	55,000	-	-	60,000	155,000
Subordinated debentures, net of loan costs	-	-	-	-	-	39,474	39,474
Total interest bearing liabilities	$745,875	$158,056	$469,034	$256,277	$163,486	$553,915	$2,346,643

Interest sensitive gap
Period gap	$(294,952)	$(59,147)	$(97,012)	$122,484	$212,254	$733,369	$616,996
Cumulative gap	$(294,952)	$(354,099)	$(451,111)	$(328,627)	$(116,373)	$616,996
Cumulative gap - Rate Sensitive Assets/ Rate Sensitive Liabilities	-10.0%	-11.9%	-15.2%	-11.1%	-3.9%	20.8%

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

	Impact on net interest income
	As of	As of
	September 30, 2023	December 31, 2022
Change in prevailing rates:
+ 400 basis points	(14.29)%	(14.25)%
+ 300 basis points	(10.75)%	(10.55)%
+ 200 basis points	(7.08)%	(6.96)%
+ 100 basis points	(3.51)%	(3.49)%
+ 0 basis points	-	-
- 100 basis points	3.24%	2.68%
- 200 basis points	6.33%	4.58%
- 300 basis points	9.29%	2.00%
- 400 basis points	12.33%	(3.21)%

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This item is not applicable to smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company has carried out an evaluation under the supervision and with participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even the effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2023, the Company’s disclosure controls and procedures are effective in ensuring that material information relating to the Company required to be disclosed in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods and is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the nine months ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time the Company is a party to legal proceedings. At the present time the Company is not part of any proceeding which the Company deems to be material.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 that could materially affect the Company’s business, financial condition or future results as well as those in the Company’s Report on Form 10-Q for the quarter ended September 30, 2023. The risks described in the Company’s Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In September 2023, the company sold 19,989 shares of its common stock for a cash total of approximately $680 thousand to its employee stock ownership plan. The Company relied upon exemptions from registration under SEC Rule 701 and Rule 147A.

On September 14, 2023, the Company issued 968,904 shares of its common stock in a capital raise under SEC Rule 506(b). The shares were sold at $34 per share and $32,942,736 was raised. The shares were sold directly by the Company and were sold primarily to accredited investors who were already shareholders of the Company or customers or persons with which the Company had relationships.

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

RIVER FINANCIAL CORPORATION

Date: November 7, 2023	By:	/s/ James M. Stubbs
James M. Stubbs
Chief Executive Officer (principal executive officer)

Date: November 7, 2023	By:	/s/ Jason B. Davis
Jason B. Davis
Chief Financial Officer