Form 10-K
period 2023-12-31
River Financial Corp
filed 2024-03-12
CIK 1641601

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2023

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☒

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes ☐ No ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the aggregate market value of the voting common equity held by non-affiliates of the registrant as of June 30, 2023: There is no public market for registrant’s common stock. As of June 30, 2023, the aggregate market value of the voting common stock held by non-affiliates of the registrant, based on a stock price of $34.51 per share of Common Stock, was $163.5 million. The share price is based on a six month average of known private trades.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding at March 1, 2024
Common stock, par value $1.00 per share	7,667,055 shares

Auditor Firm Id:	669	Auditor Name:	Mauldin & Jenkins, LLC	Auditor Location:	Birmingham, Alabama, USA

RIVER FINANCIAL CORPORATION

FORM 10-K

i

GENERAL

Unless the context otherwise indicates or requires, in this Annual Report on Form 10-K to “River,” “RFC,” the “Company,” “we,” “us” and “our” refer to River Financial Corporation, an Alabama corporation, as well as our wholly-owned subsidiary bank, River Bank and Trust, an Alabama Banking Corporation, which we may sometimes refer to as “RB&T” and the “Bank”.

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

We operate one subsidiary bank, River Bank & Trust. Through the Bank, we provide a broad array of financial services to businesses, business owners, and professionals. We operate 23 full-service banking offices, located in Montgomery, Prattville, Millbrook, Wetumpka, Auburn, Opelika, Alexander City, Dothan, Enterprise, Daphne, Clanton, Mobile, Gadsden, Decatur, Saraland, and Huntsville, Alabama. We also have one loan production office in Florence, Alabama. Our market areas generally include the Montgomery, Auburn-Opelika, Gadsden, Dothan, Mobile, Huntsville, and Birmingham Metropolitan Statistical Areas.

As of December 31, 2023, we had total assets of $3.24 billion, total loans of $2.24 billion, total deposits of $2.73 billion, and total shareholders’ equity of $198.3 million.

We operate our banking business through 24 offices, including the loan production office in Florence, across six regions in Alabama. Those regions are designated as “River” (including Montgomery, with six offices), “East Alabama” (including Auburn, Opelika and Gadsden with five offices), “Coastal” (including Mobile and Baldwin County with four offices), “Wiregrass” (including Dothan in the Southeast corner of the state with three offices), “North Alabama” (including Decatur, Huntsville, and Florence with three offices), and "Birmingham (including Birmingham with one office and Clanton in the central part of the state with two offices). See “Properties” below.

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

Deposits

Our principal sources of funds are core deposits, including demand deposits, interest-bearing transaction accounts, money market accounts, savings deposits, and certificates of deposit. As of December 31, 2023, our deposit composition was as follows:

Retail Time Deposits 10%
Demand Deposits 23%
Jumbo Time Deposits 10%
NOW 25%
Money Market & Savings 32%

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

Lending

We offer a range of lending services, including real estate, consumer, and commercial loans, to individuals, small businesses, and other organizations located in or conducting a substantial portion of their business in our market areas. Our total loans, net of unearned income, at December 31, 2023, were approximately $2.24 billion, or approximately 69.2% of total assets. The interest rates charged on loans vary with the degree of risk, maturity, and amount of the loan and are further subject to competitive pressures, money market rates, availability of funds, and government regulations.

As of December 31, 2023, our loan portfolio composition was classified as follows: (percent of gross loans)

Real Estate Loans. Loans secured by real estate are the primary component of our loan portfolio, constituting approximately $1.7 billion, or 76.6%, of total loans, net of unearned income, at December 31, 2023. We originate consumer and commercial loans for the purpose of acquiring real estate that are secured by such real estate. We also often take real estate as an additional source of collateral to secure commercial and industrial (C&I) loans. Such loans are classified as real estate loans rather than commercial and industrial loans if the real estate collateral is considered significant as a secondary source of repayment for the loan. Loans are typically made on a recourse basis supported by financial statements and a review of the repayment ability of the borrower(s) and/or guarantor(s). Origination fees are charged for many loans secured by real estate.

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

Home Equity Lines of Credit: We originate home equity lines of credit secured by residential property. The loans are typically made on a variable rate basis with maturities up to 10 years. At December 31, 2023, home equity lines of credit constituted $95.5 million, or 4.3% of our loan portfolio.

Commercial and Industrial Loans. We make loans for commercial purposes in various lines of business. These loans are typically made on terms up to 7 years at fixed or variable rates and are secured by various types of collateral, including accounts receivable, inventory, or, in the case of equipment loans, the financed equipment. We attempt to reduce our credit risk on commercial loans by underwriting the loan based on the borrower’s cash flow and its ability to service the debt from earnings, and by limiting the loan-to-value ratio. Historically, we have typically loaned up to 80% on loans secured by accounts receivable, up to 50% on loans secured by inventory (which are typically also secured by accounts receivable), and up to 100% on loans secured by equipment. We also make some unsecured commercial loans. Commercial and industrial loans constituted $375.0 million, or 17.0% of our loan portfolio, at December 31, 2023. Interest rates are negotiable based upon the borrower’s financial condition, credit history, management stability and collateral.

Consumer Loans. Consumer lending includes installment lending to individuals in our market areas and generally consists of loans to purchase automobiles and other consumer durable goods. Consumer loans constituted $55.6 million, or 2.5% of our loan portfolio, at December 31, 2023. Consumer loans are underwritten based on the borrower’s income, current debt level, past credit history and collateral. Consumer rates are both variable and fixed, with terms negotiable. Terms generally range from one to five years depending on the nature and condition of the collateral. Periodic amortization, generally monthly, is typically required.

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

Employees

As of December 31, 2023, we had approximately 338 full-time and 16 part-time employees. None of these employees are party to a collective bargaining agreement.

The Company emphasizes a “deposit first” philosophy to provide not only a direct and practical service to its customers but also to provide a stable and adequate funding source for its loans. We seek employees who are familiar with our operations in our 24 offices across seven regions in Alabama, including operations in 9 of the top 10 MSAs in Alabama. We seek to provide a “one customer at a time” approach to growth and emphasizes the need for employees, especially our relationship managers and office managers, to have a thorough knowledge of local markets and customers to enhance our conservative lending function.

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

Because the Company’s consolidated assets exceed $3 billion, we are subject to the same Basel III minimum capital ratios discussed above which apply to the Bank. We and the Bank are currently in compliance with Basel III Capital Rules.

On September 17, 2019, the FDIC and other federal bank regulatory agencies approved the Community Bank Leverage Ratio (CBLR) framework. This optional framework became effective January 1, 2020, and is available to the Bank as an alternative to the Basel III risk-based capital framework. The CBLR framework provides for a simple measure of capital adequacy for certain community banking organizations. Specifically, depository institutions and depository institution holding companies that have less than $10.0 billion in total consolidated assets and meet other qualifying criteria, including a Tier 1 leverage ratio of greater than 9.00% are eligible to elect to utilize the CBLR framework.

As of December 31, 2023, the Company and the Bank qualify for the CBLR framework. Management does not intend to utilize the CBLR framework.

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

On February 21, 2024, the board of directors of River Bank approved a Stipulation to the Issuance of Consent Order with the FDIC and the ASBD. The purpose of the Consent Order is for the Bank to enhance its oversight of the Bank’s Anti-Money Laundering and Countering the Financing of Terrorism (AML/CFT) program under the Bank Secrecy Act. Although River Bank was not required to admit or deny any violations of law, the FDIC and the ASBD have concluded that, among other things, the Bank must (1) revise its written AML/CFT compliance program, (2) conduct risk assessment and review deficiencies in the program and update its risk management procedures, (3) revise its system of internal controls to enhance compliance with the foregoing, (4) undertake additional training programs for employees who assist the Bank in these areas, (5) retain the assistance of a qualified consultant to develop a written analysis and assessment of the Bank’s staffing resources and needs, (6) designate a qualified AML/CFT officer with authority to implement and coordinate the Bank’s day-to-day compliance with AML/CFT regulations, (7) adopt a training program for the Board of Directors, management and staff to enhance compliance with AML/CFT rules and regulations, (8) conduct an independent look-back review of certain accounts and transactions to determine whether suspicious activity was property identified and reported, and (9) submit written progress reports quarterly to the FDIC and ASBD on compliance with the Consent Order.

The Consent Order will be final when it is signed by the FDIC and the ASBD which is expected by the end of March.

The Bank has already undertaken significant steps to comply with anticipated requirements from the FDIC and ASBD. Although the Bank was not provided a draft of the Consent Order until February 6, 2024, the Bank had been in discussions with the FDIC and ASBD regarding improvements in the Bank’s Bank Secrecy Act program. The Bank has been undertaking steps to improve its compliance with the Bank Secrecy Act and risk management.

As required by the Consent Order, the Bank also has been improving its training for all employees and directors and such training will take place annually. New hires will receive training within 30 days of hire. The Bank, under the direction of its Board of Directors, has updated its written Bank Secrecy Act Policy and its Bank Secrecy Act Procedure Manual in anticipation of the Consent Order.

In accordance with the Consent Order, the Bank’s Board of Directors appointed on February 21, 2024 Murray Neighbors, David Smith, Gerald Ray Smith Jr., and Vernon Taylor as a Directors’ Committee to oversee the Bank’s compliance with the Consent Order and to report to the Board at each regularly scheduled Board meeting detailing adherence to the Bank’s compliance. Nevertheless, the Board of Directors itself has ultimate responsibility to ensure such compliance.

Although the Bank has been taking steps to improve its compliance with the Bank Secrecy Act, AML/CFT program and risk compliance, the Bank has not been subject to any loss due to operations in that area.

The Consent Order in full can be found at https://orders.fdic.gov/s/.

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

Concentrated Commercial Real Estate Lending Regulations

The federal bank regulatory agencies have promulgated guidance governing financial institutions with concentrations in commercial real estate lending. The guidance provides that a bank has a concentration in commercial real estate lending if (i) total reported loans for construction, land development, and other land represent 100% or more of total capital or (ii) total reported loans secured by multifamily and nonfarm nonresidential properties and loans for construction, land development, and other land represent 300% or more of total capital and the bank’s commercial real estate loan portfolio has increased 50% or more during the prior 36 months. Owner occupied loans are excluded from this second category. If a concentration is present, management must employ heightened risk management practices that address, among other things, board and management oversight and strategic planning, portfolio management, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing, and maintenance of increased capital levels as needed to support the level of commercial real estate lending. At December 31, 2023, the Bank did not have a concentration in commercial real estate as defined by the regulatory guidance.

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

Federal Home Loan Bank Membership

The Bank is a member of the Federal Home Loan Bank of Atlanta, or the FHLB. Each member of the FHLB is required to maintain a minimum investment in the Class B stock of the FHLB. The Board of Directors of the FHLB can increase the minimum investment requirements in the event it has concluded that additional capital is required to allow it to meet its own regulatory capital requirements. Any increase in the minimum investment requirements outside of specified ranges requires the approval of the Federal Housing Finance Agency. Because the extent of any obligation to increase the level of investment in the FHLB depends entirely upon the occurrence of a future event, we are unable to determine the extent of future required potential payments to the FHLB at this time. Additionally, in the event that a member financial institution fails, the right of the FHLB to seek repayment of funds loaned to that institution will take priority (a super lien) over the rights of all other creditors.

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

Item 1A. Risk Factors.

An investment in our common stock involves certain risks that you should carefully consider in addition to the other information set forth in this Annual Report on Form 10-K. The occurrence of any of the risks described below may have a material adverse effect on our business, prospects, financial condition or results of operations, in which case the value of your common stock could decline and you could lose all or a part of your investment. Additional risks of which we are not presently aware or that we currently believe are immaterial may also harm our business or results of operations. Further, to the extent that any of the information contained in this Annual Report on Form 10-K constitutes forward-looking statements, the risk factors set forth below also are cautionary statements identifying important factors that could cause our actual results to differ materially from those expressed in any forward-looking statements made by us or on our behalf.

Risks Relating to Our Business As a Commercial Bank

Our business is concentrated in, and largely dependent upon, the continued growth and welfare of the general geographic markets in which we operate.

Our commercial banking operations are concentrated in Alabama. As of December 31, 2023, most of our total loans were to borrowers located in Alabama, primarily central and south Alabama. As a result, our financial condition and results of operations and cash flows are affected by changes in the economic conditions of the state or the regions of which it is a part. Our success depends to a significant extent upon the business activity, population, income levels, deposits, and real estate activity in this market. Although our customers’ business and financial interests may extend outside these areas, adverse economic conditions that affect those areas could reduce our growth rate, affect the ability of our customers to repay their loans, affect the value of collateral underlying loans, impact our ability to attract deposits, and generally affect our financial conditions and results of operations. Because of our geographic concentration, we may be less able than other regional or national financial institutions to diversify our credit risks across multiple markets.

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

Income associated with interest-earning assets and costs associated with interest-bearing liabilities may not be affected uniformly by fluctuations in interest rates. The magnitude and duration of changes in interest rates are events over which we have no control, and such changes may have an adverse effect on our net interest income. Prepayment and early withdrawal levels, which are also impacted by changes in interest rates, can significantly affect our assets and liabilities. For example, an increase in interest rates could, among other things, reduce the demand for loans and decrease loan repayment rates. Such an increase could also adversely affect the ability of our floating-rate borrowers to meet their higher payment obligations, which could in turn lead to an increase in non-performing assets and net charge-offs. Conversely, a decrease in the general level of interest rates could affect us by, among other things, leading to greater competition for deposits and incentivizing borrowers to prepay or refinance at lower interest rates their loans more quickly or frequently than they otherwise would. The primary tool that management uses to measure interest rate risk is a simulation model that evaluates the impact of varying levels of prevailing interest rates and the impact on net interest income and the economic value of equity. As of December 31, 2023, this simulation analysis indicated that if prevailing interest rates immediately decreased by 300 basis points, we would expect net interest income to increase by approximately $7.3 million, or 8.1% over the next 12 months, and an increase in the economic value of equity of $99.7 million, or 28.6%. We believe that this is unlikely based on current interest rate levels. Conversely, if prevailing interest rates immediately increased by 300 basis points, we would expect net interest income to decrease by approximately 9.3 million, or 10.3%, over the next 12 months, and a decrease in the economic value of equity of $148.2 million, or 42.4%. However, fluctuations in interest rates affect different classes of income-earning assets differently, and there can be no assurance as to the actual effect on our results of operations should such an increase or decrease occur.

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

We are subject to risk due to fluctuations in interest rates.

Beginning March 2020, we were in a low interest rate environment. In March 2020, the target federal funds rate decreased 150 bps to a range of 0.00% to 0.25% and remained at that rate until March 2022, when the Federal Reserve began increasing the target federal funds rate. The Federal Reserve increased the target federal funds rate by 25 bps in March 2022; 50 bps in May 2022; 75 bps in each of June, July, September, and November 2022; and 50 bps in December 2022, resulting in a range of 4.25% to 4.50% as of December 31, 2022. The Federal Reserve then increased the target federal fund rate by 25 bps in each of February, March, May, and July 2023, resulting in a range of 5.25% to 5.50% as of December 31, 2023. The Federal Reserve has been noncommittal on potential rate decisions for 2024.

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

A significant portion of our loan portfolio is secured by either residential or commercial real estate. As of December 31, 2023, we had approximately $809.7 million in residential real estate loans and $615.7 million in commercial real estate loans outstanding, representing approximately 36.6% and 27.8%, respectively, of our total loans outstanding on that date.

There are significant risks associated with real estate-based lending. Real estate collateral may deteriorate in value during the time that credit is extended, in which case we might not be able to sell such collateral for an amount necessary to satisfy a defaulting borrower’s obligation to us. In that event, there could be a material adverse effect on our financial condition and results of operations. Additionally, commercial real estate loans are subject to unique risks. These types of loans are often viewed as having more risks than residential real estate or other consumer loans, primarily because relatively large amounts are loans to a relatively small number of borrowers. Thus, the deterioration of even a small number of these loans could cause a significant increase in the allowance for credit losses or loan charge-offs, which in turn could have a material adverse effect on our financial condition and results of operations. Furthermore, commercial real estate loans depend on cash flows from the property securing the debt. Cash flows may be affected significantly by general economic conditions and a downturn in a local economy in one of our markets or in occupancy rates where a property is located could increase the likelihood of default.

The foregoing risks are enhanced as a result of the limited geographic scope of our principal markets. Most of the real estate securing our loans is located in Alabama. Because the value of this collateral depends upon local real estate market conditions and is affected by, among other things, neighborhood characteristics, real estate tax rates, the cost of operating the properties, and local governmental regulation, adverse changes in any of these factors in Alabama could cause a decline in the value of the collateral securing a significant portion of our loan portfolio. Further, the concentration of real estate collateral in the market limits our ability to diversify the risk of such occurrences.

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

Our business strategy focuses on both organic growth and growth through acquisitions of financial institutions located in the southeastern United States. Our pursuit of acquisitions may disrupt our business, and common stock that we issue as merger consideration may have the effect of diluting the value of your investment. We may fail to realize some or all of the anticipated benefits of completed acquisitions. We anticipate that the integration of other businesses that we acquire in the future may be a time-consuming and expensive process, even if the integration process is effectively planned and implemented.

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

The concentration risk associated with having a small number of extremely large loan relationships is that, if one or more of these relationships were to become delinquent or suffer default, we could be at serious risk of material losses. The allowance for credit losses may not be adequate to cover losses associated with any of these relationships, and any loss or increase in the allowance would negatively affect our earnings and capital. Even if the loans are collateralized, the large increase in classified assets could harm our reputation with our regulators and inhibit our ability to execute our business plan.

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

The Bank is subject to supervision and regulation by banking agencies that periodically conduct examinations of our business, including compliance with laws and regulations – specifically, RB&T is subject to examination by the FDIC and the Alabama Banking Department. Accommodating such examinations may require management to reallocate resources, which would otherwise be used in the day-to-day operation of other aspects of our business. If, as a result of an examination, any such banking agency was to determine that the financial condition, capital resources, allowance for credit losses, asset quality, earnings prospects, management, liquidity, or other aspects of our operations had become unsatisfactory, or that we or our management were in violation of any law or regulation, such banking agency may take a number of different remedial actions as it deems appropriate. These actions include the power to enjoin “unsafe or unsound” practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in our capital, to restrict our growth, to assess civil monetary penalties against us, our officers, or directors, to remove officers and directors, and, if it is concluded that such conditions cannot be corrected or there is an imminent risk of loss to depositors, to terminate our deposit insurance. If we become subject to such a regulatory action, it could have a material adverse effect on our business, financial condition, and results of operations.

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

See Item 1., "Supervision and Regulation - USA Patriot Act" above.

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

The price that our common stock may exchange hands may be subject to various influences, which may make it difficult for you to sell your shares at the volumes, prices, and times desired.

The price that our common stock may exchange hands may be volatile and subject to wide price fluctuations in response to various factors, including:

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

These and other factors may cause the price and any demand for our common stock to fluctuate substantially, which may limit or prevent investors from readily selling their shares of common stock and may otherwise negatively affect the liquidity of our common stock.

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

Our allowance for estimated credit losses may not be adequate to cover actual loan losses, which may require us to take a charge to earnings and adversely impact our financial condition and results of operations.

We maintain an allowance for estimated credit losses that we believe is adequate to absorb any probable losses in our loan portfolio. Management determines the amount of the allowance based upon an analysis of general market conditions, credit quality of our loan portfolio and performance of our customers relative to their financial obligations with us. We periodically evaluate the loan portfolio for risk grading, which can result in changes in our allowance. The amount of future losses is affected by changes in economic, operating, and other conditions, including changes in interest rates, which may be beyond our control, and such losses may exceed the allowance for estimated loan losses. Although we believe that our allowance for estimated loan losses is adequate to absorb any probable losses on existing loans that may become uncollectible, there can be no assurance that the allowance will prove sufficient to cover actual loan losses in the future. If actual losses exceed the estimate, the excess losses could adversely affect our net income and capital. Such excess could also lead to larger allowances for credit losses in future periods, which could in turn adversely affect new income and capital in those periods. If economic conditions differ substantially from the assumptions used in the estimate, or if the performance of our loan portfolio deteriorates, future losses may occur, and increases in the allowance may be necessary, either of which would have a negative effect on our financial condition and results of operations.

Additionally, federal banking regulators, as part of their supervisory function, periodically review the adequacy of our allowance for estimated credit losses. These agencies may require us to establish additional allowances based on their judgment of the information available at the time of their examinations. If these regulatory agencies require us to increase the allowance for estimated credit losses, it would have a negative effect on our financial condition and results of operations.

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

There has been an increasing trend of credit unions acquiring banks. Credit unions are tax-exempt entities, which provides an advantage when pricing loans and deposits. The acquisition of banks by credit unions will allow for more rapid growth and increased competition. Further, credit unions could provide enhanced competition as we evaluate and pursue acquisition targets.

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

Pandemics, epidemics, trade wars, tariffs, and similar events and disputes, domestic and international, have adversely affected, and may continue to adversely affect economic activity globally, nationally and locally. Such events also may adversely affect business and consumer confidence, generally. We and our customers, and our respective suppliers, vendors and processors may be adversely affected. Any such adverse changes may adversely affect our profitability, growth, asset quality and financial condition.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 1C. Cybersecurity.

Risk Management and Strategy

Our policies for Cybersecurity and the Safeguarding of Data, Computing Systems and Confidential Client Information policies establish the administrative, technical, physical safeguards and risk mitigations that are implemented to protect the security and confidentiality of all customer information as set forth by the federal regulatory authorities’ interagency guidelines mandated by Section 501 of the Gramm-Leach-Bliley Act of 1999 and Part 364, Appendix B of the FDIC Rules and Regulations. Our objective is to emphasize compliance with all information and cybersecurity requirements, including those detailed in the National Institute of Standards and Technology (“NIST”) Cybersecurity Framework, regulatory guidance, FFIEC guidance and regulatory agency guidelines, which provide established standards for cybersecurity and the safeguarding customer information and Bank assets.

Security Operation and Governance

Our Board Chartered, IT Committee oversees implementation, monitoring, and assessment of cybersecurity risks as it relates to the comprehensive Information Systems Security Program (ISSP). In fulfilling its duties, the Committee ensures the development of appropriate policies. The Committee reviews and discusses policies, procedures, and projects with management and after taking into consideration any matters that the IT Committee may deem advisable, the IT Committee annually recommends such policies to the Board of Directors for review and ultimately approval.

The Board of Directors receives cybersecurity status updates, training and is encouraged to engage with questions. Frequency of these cybersecurity updates are driven by the events in the world, cyber threats and alerts received by the Bank’s ISO, Management or Technology Administrator.

Information Technology and Cybersecurity Management

Our Information Security Officer (ISO) is responsible for overseeing the Bank’s strategies necessary to ensure the confidentiality, integrity, and availability of electronic information by communicating risk to senior administration, creating, and maintaining enforceable policies and procedures, and ensuring compliance with regulatory requirements.

Under the oversight and guidance of the IT Committee, the Board of Directors, and the HR Department’s ISO Job Description, the ISO is responsible for the following:

• Overall security/control of the network and computing systems.

• For coordinating the education and training of new and existing employees on Network and Physical Security Policies as outlined in the Information Systems Security Policy.

• Management of all detection systems directly connected to the Internet/network and subjected to on-going review of generated reports and risk assessments performed by independent auditors and vulnerability identification software.

• Management of the audit function, which will periodically review the information security policies, standards, and procedures and ensure the adequacy of information system controls and compliance.

• Provide reports to the IT Committee, Senior Management, and the Board of Directors, as needed or required, concerning the Bank's security posture.

• Oversight and management of technology vendors and suppliers.

Security Competencies

The Information Security Program oversees a program of security competencies and tools designed to protect the confidentiality, integrity, and availability of our data. This level of competency is attained through regulatory examination, scheduled audits, internal risk assessments, security scanning of assets and annual testing. We participate in annual programs including the FFIEC Cybersecurity Assessment Program, which measures and defines our inherent risks and the maturity of our preparedness. This process is overseen by our IT Committee and presented to the Board of Directors.

Third-Party Risk Management

Any new organization or party that we show interest in establishing a relationship with the Bank will/may require the potential to share or access confidential client information must go through a series of guidelines for qualification prior to releasing information or implementing services. These procedures are in place in order to demonstrate our commitment to safeguarding confidential information while documenting due diligence. New third parties are assessed through our pre- engagement process. The next level of engagement involves a Risk Dependency Assessment, to determine the vendor’s Tier Level and a full due-diligence review of policies and independent audits of Critical Vendors as defined in policy.

Security Awareness and Education

The Bank provides annual, mandatory on-site training for personnel regarding security awareness to equip personnel with the understanding of how to properly use and protect the computing resources entrusted to them, and to communicate the Bank’s information security policies, standards, processes, and practices. Staff IT training process is monitored, tracked and reported to the IT Committee and Board of Directors. We have also employed a program of staff phishing tests with staff response evaluated and reported to the IT Committee and the Board of Directors.

Incident Response Program (IRP)

The Bank’s ability to respond to security incidents in a planned and coordinated fashion is important to the success of its information systems security program. The IRP has been developed to provide protections for both the Bank and the Bank’s customers and to mitigate the negative effects of cybersecurity events or security breaches on the Bank itself. Program also identifies the Bank’s Information Security Response Team (ISIRT) Policy and program procedures which are tested annually.

A 24/7 monitored intrusion prevention system, internal intrusion detection system and firewalls to assist in the identification of unauthorized system access is in place. Network and application security reports are reviewed by Bank personnel and used to help in the detection process.

Our ISO and Management Committees are continually informed about the latest developments in cybersecurity, including potential threats and innovative risk management techniques. This ongoing knowledge acquisition is crucial for the effective prevention, detection, mitigation, and remediation of cybersecurity incidents. To assist our Information Security Team in such knowledge acquisition, we subscribe to certain services that provide us alerts on security incidents and threats. Our ISO oversees the implementation of and the processes for the regular monitoring of our information systems. This includes the deployment of advanced security measures and regular system audits to identify potential vulnerabilities. As previously noted, in the event of a cybersecurity incident, the ISIRT Plan is enacted. This plan includes immediate actions to mitigate the impact of and remediate the incident.

Item 2. Properties.

Our headquarters and the main office of RB&T is located at 2611 Legends Drive, Prattville, Alabama 36066. Including the main office, RB&T operates eighteen branches with drive-through and/or ATM service.

The following table summarizes pertinent details of the Company’s main and banking offices as of December 31, 2023:

Office Address	Owned/Leased

2611 Legends Drive (Main Office)	Owned
Prattville, AL 36066

612 South Memorial Drive	Leased
Prattville, AL 36067

7075 Halcyon Park Drive	Leased
Montgomery, AL 36117

309 Maxwell Boulevard	Leased
Montgomery, AL 36104

10 Cambridge Drive	Owned
Wetumpka, AL 36092

3617 U.S. Highway 280	Owned
Alexander City, AL 35010

2394 East University Drive	Owned
Auburn, AL 36830

1804 Thomason Drive	Owned
Opelika, AL 36801

244 South 3rd Street Gadsden, AL 35901	Owned
3111 Alabama Highway 14 Millbrook, AL 36054	Owned

620 Second Avenue North Clanton, AL 35046	Owned

2040 7th Street South Clanton, AL 35045	Owned

1301 US-98 Daphne, AL 36526	Owned

1479 West Main Street Dothan, AL 36302	Owned

3850 West Main Street Dothan, AL 36305	Owned

306 South Main Street Enterprise, AL 36330	Owned

254 Moulton Street East Decatur, AL 35601	Leased
1192 South Donahue Drive Auburn, AL 36830	Owned

401 Holmes Avenue Huntsville, AL 35801	Leased

33 Shell Street, Suite 33 Saraland, AL 36571	Leased

1425 Montgomery Highway, Suite 151 Vestavia Hills, AL 35216	Leased

401 East Teneessee Street, Suite A Florence, AL 35630	Leased

118 North Royal Street, Suite 100 Mobile, AL 36602	Leased

110 South University Blvd Mobile, AL 36608	Owned

We believe that our banking offices are in good condition and are suitable to our needs.

Item 3. Legal Proceedings.

From time to time the Company is a party to legal proceedings. At the present time the Company is not part of any proceeding which the Company deems to be material except as described in Item 1., "Supervision and Regulation - USA Patriot Act."

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for Our Common Stock

There is currently no established public trading market for shares of our common stock. We do not make a market in our securities, nor do we attempt to negotiate prices for trades of such securities. When made, sales are normally undertaken in privately negotiated transactions, sometimes at prices of which we are unaware. As of March 1, 2024, there were approximately 1,263 registered holders of our common stock.

The last known privately negotiated trade of our common stock of which management is aware occurred on February 28, 2024 at a price of $34.00 per share. During the last year we are aware of privately negotiated trades of stock with prices ranging from $29.00 to $38.00 per share. The trades at the lower end of the range involved smaller numbers of shares that were traded over-the-counter on the pink sheets. The weighted average trade price for the year was $33.94.

Recent Sales of Unregistered Securities

In 2023 and 2022, the Company sold 19,989 and 27,428 shares of its common stock for a cash total of approximately $680 thousand and $978 thousand, respectively, to its employee stock ownership plan. The Company relied upon exemptions from registration under SEC Rule 701 and Rule 147A.

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

Purchases of Equity Securities by the Registrant and Affiliated Purchasers

We made no repurchases of our equity securities, and no “affiliated purchasers” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934) purchased any shares of our equity securities during the fourth quarter of the fiscal year ended December 31, 2023.

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

The dividends paid per share on common stock for 2023 and 2022 were $0.48 cents per share and $0.44 cents per share respectively.

Item 6. Selected Financial Data.

SUMMARY CONSOLIDATED FINANCIAL DATA

	Years Ended December 31,
(Dollars in thousands, except per share information)	2023	2022
Summary of Operations:
Total interest income	$132,261	$88,874
Total interest expense	52,952	9,985
Net interest income	79,309	78,889
Provision for credit losses	5,244	3,840
Net interest income after provision for credit losses	74,065	75,049
Noninterest income	20,597	12,241
Noninterest expense	61,075	51,413
Income before income taxes	33,587	35,877
Income tax expense	6,848	7,948
Net income	26,739	27,929
Share and per common share data:
Basic net income per share	$3.84	$4.21
Diluted net income per share	$3.79	$4.14
Common equity per common share outstanding	$26.49	$20.76
Tangible common equity per common share outstanding	$22.67	$16.26
Dividends per common share	$0.48	$0.44
Actual common shares outstanding	7,655,860	6,656,386
Weighted average common shares outstanding	6,969,533	6,641,358
Diluted weighted average common shares outstanding	7,064,743	6,749,424
Balance Sheet Data:
Total assets	$3,235,250	$2,833,382
Securities	747,884	797,468
Loans, net of unearned income	2,240,006	1,803,127
Allowance for credit losses	28,991	24,310
Deposits	2,730,655	2,514,199
Securities sold under agreements to repurchase	16,731	8,181
Federal Home Loan Bank advances	230,000	95,000
Federal Reserve Bank discount window borrowings	-	25,000
Subordinated debentures, net of loan costs	39,492	39,419
Total stockholders’ equity	198,338	134,026
Average total assets	3,084,222	2,541,665
Average loans	2,043,466	1,486,478
Average interest earning assets	2,810,356	2,312,198
Average deposits	2,699,134	2,319,182
Average interest bearing deposits	2,041,376	1,660,532
Average interest bearing liabilities	2,254,026	1,725,007
Average total stockholders’ equity	157,787	146,247

SUMMARY CONSOLIDATED FINANCIAL DATA (continued)

	Years Ended December 31,
	2023	2022
Selected Financial Ratios:
(ratios are annualized where applicable)
Return on average assets	0.87%	1.10%
Return on average equity	16.95%	19.10%
Average equity to average total assets	5.12%	5.75%
Dividend payout (1)	12.00%	10.45%
Efficiency ratio (2)	61.13%	56.42%
Net interest margin (3)	2.82%	3.41%
Net interest spread (4)	2.38%	3.30%
Capital Ratios:
Tier 1 leverage ratio (5)	8.65%	8.12%
Common equity tier 1 (CET1) risk-based capital (5)	11.57%	11.06%
Tier 1 risk-based capital (5)	11.57%	11.06%
Total risk-based capital (5)	12.79%	12.30%
Asset Quality Ratios:
(ratios are annualized where applicable)
Net charge-offs to average loans	0.03%	0.03%
Allowance to period end loans	1.29%	1.35%
Allowance for credit losses to non-performing loans	494.14%	1627.18%
Non-performing assets to total assets	0.18%	0.07%
Other Data:
Banking locations	24	22
Full-time equivalent employees	346	312

(1)
Dividend payout ratio is dividends divided by net income.
(2)
Efficiency ratio is noninterest expense divided by the sum of net interest income before the provision for credit losses plus noninterest income.
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

Our Business

We are a bank holding company headquartered in Prattville, Alabama. We operate one subsidiary bank – River Bank and Trust (“RB&T” or the “Bank”). Through the Bank, we provide a broad array of financial services to businesses, business owners and professionals through twenty-three full-service banking offices and one loan production office in Alabama.

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

Overview of 2023 Results

•
Our net income was $26.7 million in 2023, compared with $27.9 million in 2022. The largest contributing factors leading to the decrease in net income and other highlights include the following: Average interest bearing liabilities in 2023 were $2.25 billion compared to $1.73 billion in 2022. Our average cost of funds increased from 0.58% in 2022 to 2.35% in 2023. The higher cost of funds led to an increase in interest expense from $10.0 million in 2022 to $53.0 million in 2023.
•
Average loans outstanding in 2023 were $2.04 billion, approximately 37.47% higher than $1.49 billion in average loans outstanding in 2022. The higher average balance for total loans outstanding combined with the increase in loan yield from 4.91% in 2022 to 5.52% in 2023 was the primary reason for the increase of $43.4 million in interest income. Organic growth and entry into in new markets were reasons for the increase in average loans outstanding.
•
The effective yield on our loan portfolio increased from 4.91% in 2022 to 5.52% in 2023. The increase in the yield was mainly attributable to steadily increasing interest rates in line with fed funds rate increases.
•
Average total investment securities in 2023 were $691.4 million compared to $789.7 million in 2022. During the year, loan growth outpaced deposits with any excess cash used to fund the robust loan growth. Almost all cash flow generated from the investment portfolio in 2023 was used to fund loan growth.
•
Average non-interest bearing deposits saw a slight decrease from $658.7 million in 2022 to $657.8 million in 2023. With rising deposit rates, customers were more apt to move funds to interest bearing deposit accounts.
•
Our higher net interest income was partially offset by higher operating expenses, which grew to $61.1 million in 2023 from $51.4 million in 2022. The increase in noninterest expense came from organic growth with most of the increase in salaries and employee benefits.
•
Our noninterest income increased from $12.2 million in 2022 to $20.6 million in 2023. The increase primarily resulted from a decrease in losses on the sale of investments and an increase in Community Development Financial Institution award grants in 2023.

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

Allowance for Credit Losses

The allowance for credit losses represents management’s estimate of lifetime credit losses inherent in loans as of the balance sheet date. The allowance for credit losses is estimated by management using relevant available information, from both internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. The Bank measures expected credit losses for loans on a pooled basis when similar risk characteristics exist. Generally, collectively assessed loans are grouped by call report code and then risk grade grouping. Risk grade is grouped within each call report code by pass, watch, special mention, substandard, and doubtful. Other loan types are separated into their own cohorts due to specific risk characteristics for that pool of loans. Under different conditions or using different assumptions, the actual or estimated credit losses ultimately realized by RFC may be different than management’s estimates provided in our Consolidated Financial Statements included elsewhere in this Form 10-K. For a more complete discussion of the methodology employed to calculate the allowance for credit losses, see Note 1 to our Consolidated Financial Statements for the year ended December 31, 2023, which is included elsewhere in this document.

Investment Securities Impairment

Effective January 1, 2023, the Company estimates and recognizes an allowance for credit losses for held-to-maturity (HTM) debt securities pursuant to ASU No. 2016-13. The Company has a zero loss expectation for its HTM securities portfolio, except for U.S. State and Municipal securities, and therefore it is not required to estimate an allowance for credit losses related to these securities. For HTM securities that do not have a zero loss expectation, the allowance for credit losses is based on the security’s amortized cost, excluding interest receivable, and represents the portion of the amortized cost that the Company does not expect to collect over the life of the security. The allowance for credit losses is determined using average industry credit ratings and historical loss experience, and is initially recognized upon acquisition of the securities, and subsequently remeasured on a recurring basis. The Company evaluates available for sale (AFS) debt securities that experienced a decline in fair value below amortized cost for credit impairment. In performing an assessment of whether any decline in fair value is due to a credit loss, the Company considers the extent to which the fair value is less than the amortized cost, changes in credit ratings, any adverse economic conditions, as well as all relevant information at the individual security level, such as credit deterioration of the issuer, explicit or implicit guarantees by the federal government or collateral underlying the security. If it is determined that the decline in fair value was due to credit losses, an allowance for credit losses is recorded, limited to the amount the fair value is less than the amortized cost basis. The non-credit related decrease in the fair value, such as a decline due to changes in market interest rates, is recorded in other comprehensive income (loss), net of tax. The Company recognizes a credit impairment if the Company has the intent to sell the security, or it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost. Prior to the adoption of ASU No. 2016-13 Management evaluated AFS and HTM debt securities for other-than-temporary-impairment on at least a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation.

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

Comparison of Results of Operations for the years ended December 31, 2023 and 2022

The following is a narrative discussion and analysis of significant changes in our results of operations for the years ended December 31, 2023 and 2022.

Net Income

2023 vs. 2022

During the year ended December 31, 2023, our net income was $26.7 million, compared to $27.9 million for the year ended December 31, 2022, a decrease of 4.26%. The primary reason for the decrease in net income in 2023 compared to 2022 was an increase in interest expense from $10.0 million in 2022 to $53.0 million in 2023 for an increase of $43.0 million, or 430.32%. Our net interest margin decreased from 3.41% in 2022 to 2.82% in 2023. Loans did however increase as a percentage of total interest earning assets to 72.7% in 2023 compared to 64.3% in 2022.

Noninterest income increased from $12.2 million in 2022 to $20.6 million in 2023, or 68.26%. The increase resulted from a decrease in losses on sales of investment securities and an increase in Community Development Financial Institution award grants.

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

The following table shows, for the years 2023 and 2022, the average balance of each principal category of our assets and liabilities and the average yields on assets and average costs of liabilities. Such yields and costs are calculated by dividing income or expense by the average daily balances of the associated assets or liabilities.

AVERAGE BALANCE SHEETS & NET INTEREST INCOME

	Year Ended December 31, 2023			Year Ended December 31, 2022
	Average Balance	Interest Income/ Expense	Average Yield/Rate	Average Balance	Interest Income/ Expense	Average Yield/Rate
Interest earning assets
Loans	$2,043,466	$112,862	5.52%	$1,486,478	$72,970	4.91%
Mortgage loans held for sale	6,352	316	4.97%	11,480	347	3.02%
Investment securities:
Taxable securities	628,257	14,303	2.28%	713,652	13,679	1.92%
Tax-exempt securities	63,147	1,967	3.11%	76,013	2,287	3.01%
Interest bearing balances in other banks	32,270	1,635	5.07%	23,196	314	1.35%
Federal funds sold	36,864	1,894	5.14%	1,379	2	0.15%
Total interest earning assets	$2,810,356	$132,977	4.73%	$2,312,198	$89,599	3.88%
Interest bearing liabilities
Interest bearing transaction accounts	$676,784	$8,837	1.31%	$547,713	$1,153	0.21%
Savings and money market accounts	862,423	18,222	2.11%	805,320	3,338	0.41%
Time deposits	502,169	16,749	3.34%	307,499	3,310	1.08%
Securities sold under agreement to repurchase	17,884	569	3.18%	9,136	46	0.50%
Federal Home Loan Bank advances	146,575	6,354	4.33%	8,849	184	2.08%
Federal Reserve Bank discount window borrowings	1,644	24	1.46%	5,890	231	3.92%
Federal funds purchased	-	8	0.00%	1,215	44	3.62%
Note payable	7,088	520	7.34%	-	-	0.00%
Subordinated debentures, net of loan costs	39,459	1,669	4.23%	39,385	1,679	4.26%
Total interest bearing liabilities	$2,254,026	$52,952	2.35%	$1,725,007	$9,985	0.58%
Noninterest-bearing funding of earning assets	556,330	-	0.00%	587,191	-	0.00%
Total cost of funding earning assets	$2,810,356	$52,952	1.88%	$2,312,198	$9,985	0.43%
Net interest rate spread			2.38%			3.30%
Net interest income/margin (taxable equivalent)		$80,025	2.85%		$79,614	3.45%
Tax equivalent adjustment		(716)			(725)
Net interest income/margin		$79,309	2.82%		$78,889	3.41%

Comparison of net interest income for the years ended December 31, 2023 and 2022

Net interest income increased $420.0 thousand, or 0.53%, to $79.3 million for the year ended December 31, 2023, compared to $78.9 million for 2022. The increase was due to an increase in interest income of $43.4 million, resulting from higher levels of loan volume and loan yields. The increase in interest income was primarily due to a 37.47% increase in average loans outstanding during 2023 compared to 2022 combined with an increase in loan yields from 4.91% in 2022 to 5.52% in 2023. The resulting net interest margin decreased to 2.82% for 2023 from 3.41% for 2022. During 2023, interest bearing liabilities averaged $2.25 million, compared to $1.73 million during 2022, an increase of $529.0 million, or 30.67%. The average cost of funds also increased from 0.58% in 2022 to 2.35% in 2023.

Interest-earning assets averaged $2.81 billion for 2023, compared to $2.31 billion for 2022, an increase of $498.2 million, or 21.54%. Average loans increased $557.0 million during 2023 to $2.04 billion from $1.49 billion in 2022. The mix of average earning assets also shifted from investment securities to loans. As a percentage of average total earning assets, average loans increased from 64.3% in 2022 to 72.7% in 2023. The yield on average interest-earning assets increased 85 basis points to 4.73% during 2023, compared to 3.88% for 2022. The yield on earning assets increased primarily due to the increase in interest rates from 2022 to 2023 . During 2023, loan yields increased 61 basis points to 5.52%, which was coupled with significant growth in loan average volume.

Interest-bearing liabilities averaged $2.25 billion for 2023, compared to $1.73 billion for 2022, an increase of $529.0 million. The increase in average volume occurred from organic growth as well as the influx of liquidity from government stimulus. The average rate paid on interest-bearing liabilities was 2.35% for 2023, compared to 0.58% for 2022. During recent years, we have benefited from the historically low interest rates and repriced time deposits at maturity at the lower current market rates, and we have also lowered rates on other deposit accounts to lower market rates where possible. However, the increase in total interest expense from $10.0 million in 2022 to $53.0 million in 2023 was mainly attributable to the steady increase in our cost of funds as a result of market conditions where deposit rates had to be increased to keep up with market demands.

The following table reflects, for the years 2023 and 2022, the changes in our net interest income due to changes in the volume of earning assets and interest-bearing liabilities and the associated rates earned or paid on the assets and liabilities.

	Year Ended December 31, 2023 vs. Year Ended December 31, 2022
	Volume	Variance due to Yield/Rate	Total
Interest earning assets
Loans	$27,427	$12,465	$39,892
Mortgage loans held for sale	(155)	124	(31)
Investment securities:
Taxable securities	(1,638)	2,262	624
Tax-exempt securities	(383)	63	(320)
Interest bearing balances in other banks	121	1,200	1,321
Federal funds sold	52	1,840	1,892
Total interest earning assets	$25,424	$17,954	$43,378
Interest bearing liabilities
Interest bearing transaction accounts	$271	$7,413	$7,684
Savings and money market accounts	234	14,650	14,884
Time deposits	2,102	11,337	13,439
Securities sold under agreement to repurchase	44	479	523
Federal Home Loan Bank advances	2,872	3,298	6,170
Federal Reserve Bank discount window borrowings	(167)	(40)	(207)
Federal funds purchased	(36)	-	(36)
Line of credit	520	-	520
Subordinated debentures, net of loan costs	3	(13)	(10)
Total interest bearing liabilities	$5,843	$37,124	$42,967
Net interest income
Net interest income (taxable equivalent)	$19,581	$(19,170)	$411
Taxable equivalent adjustment	(11)	20	9
Net interest income	$19,570	$(19,150)	$420

Provision for Credit Losses

On January 1, 2023, we adopted ASC 326, which introduced the current expected credit losses (CECL) methodology and required us to estimate all expected credit losses over the remaining life of our loans. Accordingly, the provision for credit losses represents a charge to earnings necessary to establish an allowance for credit losses that, in management's evaluation, is adequate to provide coverage for all expected credit losses. During the year ended December 31, 2023, we recorded a provision for credit losses of $5.2 million compared to $3.8 million during the year ended December 31, 2022. The increase compared to the provision for loan losses resulted from the growth of our overall loan portfolio. Net loan charge-offs increased from $452 thousand in 2022 to $643 thousand in 2023. The allowance for credit losses is increased by a provision for credit losses, which is a charge to earnings, and is decreased by charge-offs and increased by loan recoveries. In determining the adequacy of our allowance for credit losses, we consider our historical loan loss experience, the general economic environment, the overall portfolio composition, and other information. As these factors change, the level of credit loss provision changes. When individual loans are evaluated for impairment, and impairment is deemed necessary, the impaired portion of the loan amount is generally charged off. As of December 31, 2023 and 2022, $378 thousand and $605 thousand of our allowance was related to impaired loans, respectively.

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

The following table sets forth the principal components of noninterest income for the periods indicated.

	For the Year Ended December 31,
	2023	2022
Service charges and fees	$7,570	$6,814
Investment brokerage revenue	592	643
Mortgage operations	3,833	4,739
Bank owned life insurance income	2,428	1,226
Net gains (losses) on sale of investment securities	5	(2,066)
Community Development Financial Institution income	4,153	171
Other noninterest income	2,016	714
Total noninterest income	$20,597	$12,241

Noninterest income for the years ended December 31, 2023 and 2022 was $20.6 million and $12.2 million, respectively. The primary reason for the increase in noninterest income was from the decrease in losses on sales of investment securities and an increase in Community Development Financial Institution award grants. Service charges and fees continued to be one of our largest sources of noninterest income in 2023 with $7.6 million compared to $6.8 million in 2022. These service charges and fees were primarily generated by checking and savings accounts. Our mortgage operations produced noninterest income in 2023 of $3.8 million compared to $4.7 million in 2022. The significant decrease in mortgage operations revenue was due to higher mortgage rates than in previous years.

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

The following table presents the primary components of noninterest expense for the periods indicated.

	For the Years Ended December 31,
	2023	2022
Salaries and employee benefits	$36,684	$30,758
Occupancy expenses	3,796	2,946
Equipment rentals, depreciation, and maintenance	2,007	1,596
Telephone and communications	548	469
Advertising and business development	1,408	1,131
Data processing	4,051	3,992
Foreclosed assets, net	64	(2)
Federal deposit insurance and other regulatory assessments	2,653	1,324
Legal and other professional services	1,009	809
Other operating expense	8,855	8,390
Total noninterest expense	$61,075	$51,413

Noninterest expense for the years ended December 31, 2023 and 2022 was $61.1 million and $51.4 million, respectively, an increase of $9.7 million, or 18.79%. The largest component of noninterest expense was salaries and employee benefits. Salaries and benefits increased approximately $5.9 million mainly due to the addition of new employees across our six regions and an expanding mortgage department. The increase in other operating expense was due to the growth in new markets during the year.

Income Tax Provision

Income tax expense of $6.8 million and $7.9 million was recognized during the years ended December 31, 2023 and 2022, respectively. The decrease in income tax expense during 2023 was mainly due to the decrease in net income coupled with higher federal tax credits for the year. The effective tax rate for the year 2023 was 20.4% compared to 22.2% for the year 2022. The effective tax rates are affected by items of income and expense that are not subject to federal and state taxation.

Comparison of Balance Sheets at December 31, 2023 and 2022

Overview

Our total assets increased $401.9 million, or 14.18%, from $2.83 billion at December 31, 2022, to $3.24 billion at December 31, 2023. Net loans increased by $432.2 million during 2023 and investment securities decreased $49.6 million in 2023. Cash and cash equivalents decreased by $2.3 million during 2023.

Deposits at December 31, 2023 totaled $2.73 billion, an increase of $216.5 million as compared to December 31, 2022. Noninterest-bearing deposits decreased $44.5 million in 2023 and interest-bearing deposits increased $261.0 million. Our deposits increased during 2023 from organic deposit growth.

Loans

Loans are our largest category of earning assets and typically provide higher yields than other types of earning assets. Associated with the higher loan yields are the inherent credit and liquidity risks that we attempt to control and counterbalance. Total loans averaged $2.04 billion during the year ended December 31, 2023, or 72.7% of average earning assets, as compared to $1.49 billion or 64.3% of average earning assets, for the year ended December 31, 2022. At December 31, 2023, total loans, net of unearned income, were $2.2 billion, compared to $1.8 billion at December 31, 2022, an increase of $436.9 million, or 24.23%.

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

The table below provides a summary of the loan portfolio composition as of the periods indicated.

COMPOSITION OF LOAN PORTFOLIO

	December 31, 2023		December 31, 2022
	Amount	% of Total	Amount	% of Total
Residential real estate:
Closed-end 1-4 family - first lien	$771,144	34.9%	$573,033	32.2%
Closed-end 1-4 family - junior lien	11,814	0.5%	9,422	0.5%
Multi-family	26,739	1.2%	14,106	0.8%
Total residential real estate	809,697	36.6%	596,561	33.5%
Commercial real estate:
Nonfarm nonresidential	557,202	25.2%	497,766	28.0%
Farmland	58,532	2.6%	53,691	3.0%
Total commercial real estate	615,734	27.8%	551,457	31.0%
Construction and land development:
Residential	100,974	4.6%	121,363	6.8%
Other	195,724	8.9%	135,127	7.6%
Total construction and land development	296,698	13.5%	256,490	14.4%
Home equity lines of credit	95,544	4.3%	64,215	3.6%
Commercial loans:
Other commercial loans	273,639	12.4%	193,053	10.9%
Agricultural	66,510	3.0%	56,946	3.2%
State, county, and municipal loans	34,819	1.6%	40,964	2.3%
Total commercial loans	374,968	17.0%	290,963	16.4%
Consumer loans	55,587	2.5%	49,592	2.8%
Total gross loans	2,248,228	101.7%	1,809,278	101.7%
Allowance for credit losses	(28,991)	-1.3%	(24,310)	-1.4%
Net discounts	(129)	0.0%	(279)	0.0%
Net deferred loan fees	(8,093)	-0.4%	(5,872)	-0.3%
Net loans	$2,211,015	100.0%	$1,778,817	100.0%

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

The principal component of our loan portfolio is real estate mortgage loans on residential and commercial properties. At December 31, 2023, this category totaled $1.5 billion and represented 68.7% of the total loan portfolio, compared to $1.2 billion, or 68.1% of the total loan portfolio at year-end 2022. Residential real estate loans increased $213.1 million in 2023, or 35.7%, and commercial real estate loans increased $64.3 million, or 11.7%. Home equity lines of credit increased $31.3 million, or 48.8%.

Real estate construction loans totaled $296.7 million at December 31, 2023, an increase of $40.2 million, or 15.7%, over $256.5 million at December 31, 2022. This loan type accounted for 13.5% and 14.4% of our total loan portfolio at December 31, 2023 and December 31, 2022, respectively.

Commercial and industrial loans totaled $375.0 million at December 31, 2023, compared to $291.0 million at December 31, 2022, an increase of $84.0 million, or 28.9% during 2023.

The repayment of loans is a source of additional liquidity for us. The following table sets forth our variable rate and fixed rate loans maturing within specific intervals at December 31, 2023.

LOAN MATURITY AND SENSITIVITY TO CHANGES IN INTEREST RATES

		Over one	Over five
	One year	year through	years through	Over fifteen
Variable Rate Loans:	or less	five years	fifteen years	years	Total
Residential real estate:
Closed-end 1-4 family - first lien	$5,265	$3,306	$4,181	$420,413	$433,165
Closed-end 1-4 family - junior lien	375	-	-	886	1,261
Multi-family	148	2,743	-	-	2,891
Total residential real estate	5,788	6,049	4,181	421,299	437,317
Commercial real estate:
Nonfarm nonresidential	7,041	10,860	1,799	-	19,700
Farmland	2,382	919	-	247	3,548
Total commercial real estate	9,423	11,779	1,799	247	23,248
Construction and land development:
Residential	21,140	-	414	45,243	66,797
Other	9,920	13,228	3	2,730	25,881
Total construction and land development	31,060	13,228	417	47,973	92,678
Home equity lines of credit	5,971	4,692	58,939	-	69,602
Commercial loans:
Other commercial loans	71,470	17,160	6,399	-	95,029
Agricultural	37,604	3,929	-	-	41,533
State, county, and municipal loans	-	-	-	-	-
Total commercial loans	109,074	21,089	6,399	-	136,562
Consumer loans	2,148	818	53	-	3,019
Total gross variable rate loans	$163,464	$57,655	$71,788	$469,519	$762,426

		Over one	Over five
	One year	year through	years through	Over fifteen
Fixed Rate Loans:	or less	five years	fifteen years	years	Total
Residential real estate:
Closed-end 1-4 family - first lien	$19,338	$146,793	$74,329	$97,519	$337,979
Closed-end 1-4 family - junior lien	783	7,721	1,741	308	10,553
Multi-family	260	10,674	12,174	740	23,848
Total residential real estate	20,381	165,188	88,244	98,567	372,380
Commercial real estate:
Nonfarm nonresidential	26,577	255,812	250,006	5,107	537,502
Farmland	902	33,655	20,359	68	54,984
Total commercial real estate	27,479	289,467	270,365	5,175	592,486
Construction and land development:
Residential	32,413	1,115	176	473	34,177
Other	36,641	65,912	66,772	518	169,843
Total construction and land development	69,054	67,027	66,948	991	204,020
Home equity lines of credit	827	4,050	21,065	-	25,942
Commercial loans:
Other commercial loans	27,846	110,153	40,611	-	178,610
Agricultural	7,168	16,603	1,206	-	24,977
State, county, and municipal loans	2,234	9,033	23,552	-	34,819
Total commercial loans	37,248	135,789	65,369	-	238,406
Consumer loans	6,311	28,920	17,202	135	52,568
Total fixed rate gross loans	$161,300	$690,441	$529,193	$104,868	$1,485,802

		Over one	Over five
	One year	year through	years through	Over fifteen
Total Loans:	or less	five years	fifteen years	years	Total
Residential real estate:
Closed-end 1-4 family - first lien	$24,603	$150,099	$78,510	$517,932	$771,144
Closed-end 1-4 family - junior lien	1,158	7,721	1,741	1,194	11,814
Multi-family	408	13,417	12,174	740	26,739
Total residential real estate	26,169	171,237	92,425	519,866	809,697
Commercial real estate:
Nonfarm nonresidential	33,618	266,672	251,805	5,107	557,202
Farmland	3,284	34,574	20,359	315	58,532
Total commercial real estate	36,902	301,246	272,164	5,422	615,734
Construction and land development:
Residential	53,553	1,115	590	45,716	100,974
Other	46,561	79,140	66,775	3,248	195,724
Total construction and land development	100,114	80,255	67,365	48,964	296,698
Home equity lines of credit	6,798	8,742	80,004	-	95,544
Commercial loans:
Other commercial loans	99,316	127,313	47,010	-	273,639
Agricultural	44,772	20,532	1,206	-	66,510
State, county, and municipal loans	2,234	9,033	23,552	-	34,819
Total commercial loans	146,322	156,878	71,768	-	374,968
Consumer loans	8,459	29,738	17,255	135	55,587
Total gross loans	$324,764	$748,096	$600,981	$574,387	$2,248,228

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

The following tables summarize the amortized cost and fair value of securities available-for-sale and held-to-maturity at December 31, 2023 and 2022.

INVESTMENT SECURITIES

	December 31, 2023		December 31, 2022
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Securities available for sale:
Residential mortgage-backed	$413,179	$357,300	$449,348	$390,037
U.S. treasury securities	130,713	120,052	130,971	117,629
U.S. govt. sponsored enterprises	68,751	63,566	72,889	66,362
State, county, and municipal	73,514	64,661	87,347	75,863
Corporate debt obligations	17,758	15,512	17,873	15,996
Totals	$703,915	$621,091	$758,428	$665,887

	December 31, 2023		December 31, 2022
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Securities held-to-maturity:
Residential mortgage-backed	$63,953	$51,931	$68,688	$56,064
State, county, and municipal	62,840	51,243	62,893	49,213
Totals	$126,793	$103,174	$131,581	$105,277

The following tables show the scheduled maturity and average yields of our securities at December 31, 2023.

INVESTMENT SECURITIES MATURITY DISTRIBUTION AND YIELDS

			After one year but		After five years but
	Within one year		within five years		within ten years		After ten years		Other securities
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Securities available for sale:
U.S. govt. sponsored enterprises	$2,424	0.46%	$26,672	1.84%	$25,948	2.90%	$8,522	5.17%	$-	---%
State, county, and municipal	-	---%	1,064	2.20%	7,668	2.19%	55,929	2.73%	-	---%
U.S. treasury securities	-	---%	120,052	1.02%	-	---%	-	---%	-	---%
Corporate debt obligations	-	---%	2,713	2.71%	12,799	3.77%	-	---%	-	---%
Residential mortgage-backed	-	---%	-	---%	-	---%	-	---%	357,300	2.22%
Totals	$2,424	0.46%	$150,501	1.20%	$46,415	3.02%	$64,451	3.05%	$357,300	2.22%

			After one year but		After five years but
	Within one year		within five years		within ten years		After ten years		Other securities
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Securities held-to-maturity:
State, county, and municipal	$-	---%	$-	---%	$19,706	2.12%	$43,134	2.40%	$-	---%
Residential mortgage-backed	-	---%	-	---%	-	---%	-	---%	63,953	1.54%
Totals	$-	---%	$-	---%	$19,706	2.12%	$43,134	2.40%	$63,953	1.54%

We invest primarily in mortgage-backed securities, municipal securities, and obligations of government-sponsored entities and agencies of the United States, though we may in some situations also invest in direct obligations of the United States or obligations guaranteed as to the principal and interest by the United States. All of our mortgage-backed securities are residential securities issued by the Federal National Mortgage Association (FNMA) and the Federal Home Loan Mortgage Corporation (FHLMC). During both 2022 and 2023, we used most of our excess liquidity to fund loan growth, as our deposit growth had not kept up with our robust loan growth.

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

The following table presents a summary of changes in the allowance for credit losses for the periods and dates indicated.

ALLOWANCE FOR CREDIT LOSSES

	Year Ended:
	December 31,	December 31,
Amounts in thousands, (except percentages)	2023	2022
Allowance for credit losses at beginning of period	$24,310	$20,922
Impact of adopting ASC 326	80	-
Charge-offs:
Mortgage loans on real estate:
Residential	-	42
Commercial real estate	-	-
Construction and land development	196	-
Home equity lines of credit	-	14
Total mortgage loans on real estate	196	56
Commercial	696	595
Consumer	135	28
Total charge-offs	1,027	679
Recoveries:
Mortgage loans on real estate:
Residential	-	-
Commercial real estate	83	62
Construction and land development	-	5
Home equity lines of credit	18	41
Total mortgage loans on real estate	101	108
Commercial	225	98
Consumer	58	21
Total recoveries	384	227
Net charge-offs	643	452
Provision for credit losses	5,244	3,840
Allowance for credit losses at end of period	$28,991	$24,310
Total loans outstanding, net of deferred loan fees and discounts	$2,240,006	$1,803,127
Average loans outstanding, net of deferred loan fees	$2,043,466	$1,486,478
Allowance for credit losses to period end loans	1.29%	1.35%
Net charge-offs to average loans (annualized)	0.03%	0.03%

Overall, asset quality indicators have continued to improve, and, as a result, provision expense has been minimal for the Bank’s loan portfolio. During the years ended December 31, 2023 and 2022, we recorded provision expense of $5.2 million and $3.8 million, respectively.

Allocation of Our Allowance for Credit Losses

While no portion of our allowance for credit losses is in any way restricted to any individual loan or group of loans and the entire allowance is available to absorb losses from any and all loans, the following table represents management’s allocation of our allowance for credit losses to specific loan categories for the periods indicated.

ALLOCATION OF ALLOWANCE FOR CREDIT LOSSES

	As of December 31,
	2023		2022
	Amount	Percent of Allowance in each Category to Total Allowance	Amount	Percent of Allowance in each Category to Total Allowance
Residential real estate	$7,233	25.0%	$5,088	20.9%
Commercial real estate	10,530	36.3%	10,057	41.4%
Construction and land development	4,646	16.0%	3,377	13.9%
Home equity lines of credit	1,078	3.7%	562	2.3%
Commercial	4,906	16.9%	4,778	19.7%
Consumer	598	2.1%	448	1.8%
Total	$28,991	100.0%	$24,310	100.0%

Nonperforming Assets

The following table presents our nonperforming assets for the dates indicated.

NONPERFORMING ASSETS

	December 31,
	2023	2022
Nonaccrual loans	$5,579	$1,356
Accruing loans past due 90 days or more	288	138
Total nonperforming loans	5,867	1,494
Foreclosed assets	92	609
Total nonperforming assets	$5,959	$2,103
Allowance for credit losses to period end loans	1.29%	1.35%
Allowance for credit losses to period end nonperforming loans	494.14%	1627.18%
Net charge-offs to average loans (annualized)	0.03%	0.03%
Nonperforming assets to period end loans and foreclosed property	0.27%	0.12%
Nonperforming loans to period end loans	0.26%	0.08%
Nonperforming assets to total assets	0.18%	0.07%
Period end loans	2,240,006	1,803,127
Period end total assets	3,235,250	2,833,382
Allowance for credit losses	28,991	24,310
Average loans for the period	2,043,466	1,486,478
Net charge-offs for the period	643	452
Period end loans plus foreclosed property	2,240,098	1,803,736

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

Total nonperforming assets increased $3.9 million to $6.0 million at December 31, 2023, from $2.1 million at December 31, 2022. Total nonperforming assets as a percentage of total assets increased 157% from 0.07% at December 31, 2022 to 0.18% at December 31, 2023. Improving asset quality has been and will continue to be a primary focus of management.

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

The following table details the composition of our deposit portfolio as of the dates indicated.

COMPOSITION OF DEPOSITS

	December 31, 2023		December 31, 2022
		Percent of		Percent of
	Amount	Total	Amount	Total
Demand deposits, noninterest-bearing	$628,415	23.0%	$672,956	26.8%
Demand deposits, interest-bearing	693,421	25.4%	610,944	24.3%
Money market accounts	761,164	27.9%	664,855	26.4%
Savings deposits	112,563	4.1%	120,030	4.8%
Time certificates of $250,000 or more	272,008	10.0%	125,661	5.0%
Other time certificates	263,084	9.6%	319,753	12.7%
Totals	$2,730,655	100.0%	$2,514,199	100.0%

Total deposits were $2.73 billion at December 31, 2023, an increase of $216.5 million, or 8.6%, from $2.51 billion at December 31, 2022. Noninterest-bearing demand deposits and interest-bearing demand deposits increased a combined total of $37.9 million, or 3.0% from December 31, 2022 to December 31, 2023. These two categories of deposits are our least expensive source of funding for interest-earning assets. The high interest rate environment has caused customers to shift from noninterest-bearing demand deposits to money market accounts and time deposits.

The following table details the maturities of our time deposits which consist entirely of certificates of deposit.

MATURITIES OF CERTIFICATES OF DEPOSIT

		CDs	CDs
		$100	Less Than
	All CDs	or more	$100
Three months or less	$161,295	$138,121	$23,174
Greater than three months through six months	114,071	96,562	17,509
Greater than six months through one year	174,603	144,032	30,571
Greater than one year through three years	79,282	64,412	14,870
Greater than three years	5,841	3,371	2,470
Total	$535,092	$446,498	$88,594

Deposit growth has benefited to a large extent from uncertainty in the financial markets, which has increased the liquidity of many banks as consumers and businesses look for safe places for liquidity, thereby increasing bank deposits.

Other Funding Sources

We supplement our deposit funding with wholesale funding when needed for balance sheet planning or when the terms are attractive and will not disrupt our offering rates in our markets. A source that we have used for wholesale funding is the Federal Home Loan Bank of Atlanta (FHLB). At December 31, 2023 and 2022, the Bank had $230 million and $95 million of borrowings outstanding with FHLB, respectively. Another source that we have used for wholesale funding is the Federal Reserve Bank discount window. At December 31, 2022 the Bank had $25 million of borrowings outstanding with the Federal Reserve Bank discount window. There were no borrowings outstanding with the Federal Reserve Bank discount window as of December 31, 2023.

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

Funds are available from a number of basic banking activity sources, including the core deposit base, the repayment and maturity of loans, and investment security cash flows. Other funding sources include federal funds purchased, brokered certificates of deposit, borrowings from the FHLB, and borrowings from the Federal Reserve Bank discount window.

Cash and cash equivalents at December 31, 2023 and 2022 were $72.5 million and $74.8 million, respectively. Based on the recorded cash and cash equivalents, our liquidity resources were sufficient at December 31, 2023 to fund loans and meet other cash needs as necessary.

Contractual Obligations

While our liquidity monitoring and management considers both present and future demands for and sources of liquidity, the following table of contractual commitments focuses only on future obligations.

		Due after 1	Due after 3
	Due in 1	through	through	Due after
	year or less	3 years	5 years	5 years	Total
Federal Home Loan Bank advances	$80,000	$50,000	$40,000	$60,000	$230,000
Certificates of deposit of less than $100,000	71,254	14,870	2,470	-	88,594
Certificates of deposit of $100,000 or more	378,715	64,412	3,371	-	446,498
Securities sold under agreements to repurchase	16,731	-	-	-	16,731
Subordinated debentures, net of loan costs	-	-	-	39,492	39,492
Operating leases	805	1,157	793	1,705	4,460
Total contractual obligations	$547,505	$130,439	$46,634	$101,197	$825,775

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

Our off-balance sheet arrangements are summarized in the following table for the periods indicated.

CREDIT EXTENSION COMMITMENTS

	December 31, 2023	December 31, 2022
Commitments to extend credit	$477,476	$420,670
Stand-by and performance letters of credit	8,025	5,027
Total	$485,501	$425,697

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

The following table illustrates our interest rate sensitivity at December 31, 2023, assuming that the relevant assets and liabilities are collected and paid, respectively, based upon historical experience rather than their stated maturities.

INTEREST SENSITIVITY ANALYSIS

	0-1 Mos	1-3 Mos	3-12 Mos	1-2 Yrs	2-3 Yrs	>3 Yrs	Total
Interest earning assets
Loans	$349,729	$96,084	$346,565	$335,509	$255,979	$856,140	$2,240,006
Securities	28,836	15,463	42,287	67,801	152,278	441,219	747,884
Certificates of deposit in banks	(17)	-	-	1,250	2,500	485	4,218
Interest bearing deposits in banks	7,975	-	-	-	-	-	7,975
Federal funds sold	32,000	-	-	-	-	-	32,000
Total interest earning assets	$418,523	$111,547	$388,852	$404,560	$410,757	$1,297,844	$3,032,083
Interest bearing liabilities
Interest bearing transaction accounts	$227,995	$16,496	$74,232	$98,976	$51,969	$223,753	$693,421
Savings and money market accounts	415,628	15,010	67,545	90,062	87,337	198,145	873,727
Time deposits	79,806	82,876	287,372	69,338	9,818	5,882	535,092
Securities sold under agreements to repurchase	16,731	-	-	-	-	-	16,731
Federal Home Loan Bank Advances	-	60,000	120,000	25,000	25,000	-	230,000
Subordinated debt, net of loan costs	-	-	-	-	-	39,492	39,492
Total interest bearing liabilities	$740,160	$174,382	$549,149	$283,376	$174,124	$467,272	$2,388,463
Interest sensitive gap
Period gap	$(321,637)	$(62,835)	$(160,297)	$121,184	$236,633	$830,572	$643,620
Cumulative gap	$(321,637)	$(384,472)	$(544,769)	$(423,585)	$(186,952)	$643,620
Cumulative gap - Rate Sensitive Assets/ Rate
Sensitive Liabilities	(10.6)%	(12.7)%	(18.0)%	(14.0)%	(6.2)%	21.2%

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

MARKET RISK

	Impact on net interest income
	As of December 31, 2023	As of December 31, 2022
Change in prevailing rates:
+ 400 basis points	(13.84)%	(14.25)%
+ 300 basis points	(10.27)%	(10.55)%
+ 200 basis points	(6.87)%	(6.96)%
+ 100 basis points	(3.35)%	(3.49)%
+ 0 basis points	—	—
- 100 basis points	3.02%	2.68%
- 200 basis points	5.59%	4.58%
- 300 basis points	8.11%	2.00%
- 400 basis points	12.40%	(3.21)%

Capital Resources

Total stockholders’ equity at December 31, 2023 was $198.3 million, or 6.1% of total assets. At December 31, 2022, total stockholders’ equity was $134.0 million, or 4.7% of total assets. The increase in shareholders’ equity for 2023 was mainly attributable to both net income of $26.7 million as well $32.9 million from the issuance of 968,904 shares of common stock issued in a capital raise.

The bank regulatory agencies have established risk-based capital requirements for banks. These guidelines are intended to provide an additional measure of a bank’s capital adequacy by assigning weighted levels of risk to asset categories. Banks are also required to systematically maintain capital against “off-balance sheet” activities such as loans sold with recourse, loan commitments, guarantees, and standby letters of credit. These guidelines are intended to strengthen the quality of capital by increasing the emphasis on common equity and restricting the amount of loan loss reserves and other forms of equity, such as preferred stock, that may be included in capital. Certain items, such as goodwill and other intangible assets, are deducted from total capital in arriving at the various regulatory capital measures such as Tier 1 capital and total risk-based capital. Our objective is to maintain the Bank’s current status as a “well-capitalized institution,” as that term is defined by the Bank’s regulators. As of December 31, 2023, RB&T was “well-capitalized” under the regulatory framework for prompt corrective action.

Changes to the regulatory guidelines for bank capital levels that became effective January 1, 2015, the minimum ratio of total capital to risk-weighted assets (including certain off-balance sheet activities such as standby letters of credit) is 8%. The required ratio of “Tier 1 Capital” (consisting generally of shareholders’ equity and qualifying preferred stock, less certain goodwill items and other intangible assets) to risk-weighted assets is 6%. While there was previously no required ratio of “Common Equity Tier 1 Capital” (which generally consists of common stock, retained earnings, certain qualifying capital instruments issued by consolidated subsidiaries, and Accumulated Other Comprehensive Income, subject to adjustments) to total risk-weighted assets, a required minimum ratio of 4.5% became effective on January 1, 2015, as well. The remainder of total capital, or “Tier 2 Capital,” may consist of (a) the allowance for credit losses of up to 1.25% of risk-weighted assets, (b) preferred stock not qualifying as Tier 1 Capital, (c) hybrid capital instruments, (d) perpetual debt, (e) mandatory convertible securities, and (f) certain subordinated debt and intermediate-term preferred stock up to 50% of Tier 1 Capital. Total Capital is the sum of Tier 1 Capital and Tier 2 Capital (which is included only to the extent of Tier 1 Capital), less reciprocal holdings of other banking organizations’ capital instruments, investments in unconsolidated subsidiaries, and any other deductions as determined by the appropriate regulator.

River Bank & Trust is eligible to utilize the community bank leverage ratio (CBLR) framework. The Bank has evaluated this option and has elected not to utilize the CBLR framework at this time, but may do so in the future.

Quantitative measures, established by regulation to ensure capital adequacy effective January 1, 2015, require the Company and Bank to maintain minimum amounts and ratios (set forth in the table below) of total risk-based capital, Common Equity Tier 1 capital, and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined).

The following table presents the Bank’s and the Company's capital amounts and ratios with the required minimum levels for capital adequacy purposes including the phase in of the capital conservation buffer under Basel III and minimum levels to be well capitalized (as defined) under the regulatory prompt corrective action regulations. The following table contains selected capital ratios at December 31, 2023 and December 31, 2022 for the Company and the Bank.

CAPITAL ADEQUACY ANALYSIS

As of December 31, 2023:	Actual		Required For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Regulations (1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
River Financial Corporation:
Total Capital (To Risk-Weighted Assets)	$306,917	12.948%	$248,890	>= 10.500%	N/A	N/A
Common Equity Tier 1 Capital (To Risk- weighted Assets)	237,927	10.037%	165,935	>= 7.000%	N/A	N/A
Tier 1 Capital (To Risk-Weighted Assets)	237,927	10.037%	201,492	>= 8.500%	N/A	N/A
Tier 1 Capital (To Average Assets)	237,927	7.505%	126,810	>= 4.000%	N/A	N/A

River Bank:
Total Capital (To Risk-Weighted Assets)	$303,279	12.794%	$248,892	>= 10.500%	$237,040	>= 10.000%
Common Equity Tier 1 Capital (To Risk- weighted Assets)	274,289	11.571%	165,928	>= 7.000%	154,076	>= 6.500%
Tier 1 Capital (To Risk-Weighted Assets)	274,289	11.571%	201,484	>= 8.500%	189,632	>= 8.000%
Tier 1 Capital (To Average Assets)	274,289	8.652%	126,807	>= 4.000%	158,508	>= 5.000%
(1) the prompt corrective action provisions are applicable at the Bank level only.

As of December 31, 2022:	Actual		Required For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
River Financial Corporation:
Total Capital (To Risk-Weighted Assets)	$244,657	12.423%	$206,786	>= 10.500%	N/A	N/A
Common Equity Tier 1 Capital (To Risk- weighted Assets)	180,347	9.157%	137,865	>= 7.000%	N/A	N/A
Tier 1 Capital (To Risk-Weighted Assets)	180,347	9.157%	167,407	>= 8.500%	N/A	N/A
Tier 1 Capital (To Average Assets)	180,347	6.722%	107,317	>= 4.000%	N/A	N/A

River Bank:
Total Capital (To Risk-Weighted Assets)	$242,168	12.296%	$206,789	>= 10.500%	$196,942	>= 10.00%
Common Equity Tier 1 Capital (To Risk- weighted Assets)	217,858	11.062%	137,860	>= 7.000%	128,013	>= 6.50%
Tier 1 Capital (To Risk-Weighted Assets)	217,858	11.062%	167,401	>= 8.500%	157,554	>= 8.00%
Tier 1 Capital (To Average Assets)	217,858	8.120%	107,315	>= 4.000%	134,144	>= 5.00%

The Bank’s and Company's Total Capital ratio and Tier 1 Capital (To Risk-weighted Assets) ratio increased from year-end 2022 to year-end 2023, and the ratios remain well above the levels for the Bank and Company to be deemed well-capitalized.

Banking regulations limit the amount of dividends that a bank may pay without approval of the regulatory authorities. These restrictions are based on the bank’s level of regulatory classified assets, prior years’ net earnings and ratio of equity capital to assets. As of December 31, 2023, the maximum amount of dividend the Bank could declare payable to the Company was approximately $65.7 million.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable. However, see Item 8 “Interest Sensitivity and Market Risk”

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

River Financial Corporation and Subsidiary

Prattville, Alabama

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of consolidated financial condition of River Financial Corporation and Subsidiary (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of income, comprehensive income (loss), changes in stockholders’ equity, and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the two-year period then ended, in conformity with accounting principles generally accepted in the United States of America.

We also have audited,in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB),the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 12, 2024, expressed an unqualified opinion.

Adoption of New Accounting Standard

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for credit losses on financial instruments in 2023 due to the adoption of Accounting Standards Update 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (Credit Losses).

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved especially challenging, subjective, or complex judgment. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole,and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Credit Losses

Description of the Matter

The Company’s loan portfolio totaled $2.24 billion as of December 31, 2023, and the associated allowance for credit losses (the “allowance”) was $28.99 million.On January 1, 2023, the Company adopted Accounting Standards Update 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. As discussed in Notes 1 and 4 to the consolidated financial statements, the allowance represents management’s best estimate of current expected credit losses inherent in the Company's loan portfolio considering the characteristics of the loan portfolio and the economic environment.

The Company’s methodology to determine its allowance for credit losses incorporates quantitative and qualitative assessments of its historical losses, current loan portfolio and economic conditions, the application of forecasted economic conditions, and related modeling. Management incorporates the use of third-party software to arrive at an expected life-of-loan loss amount based on discounted cash flow estimate at the loan level. The amount and timing of cash flows is determined using assumptions for probability of default and loss given default (PD/LGD); expected term; and forecasted economic factors. The results of these calculations are then qualitatively adjusted by management based on pool-specific attributes. We determined that performing procedures relating to these components of the Company’s methodology is a critical audit matter.

The principal considerations for our determination are (i) the application of significant judgment and estimation on the part of management, which in turn led to a high degree of auditor judgment and subjectivity in performing procedures and evaluating audit evidence obtained, and (ii) significant audit effort was necessary in evaluating management’s methodology, significant assumptions and calculations.

The primary procedures we performed to address this critical audit matter included the following:

•
We gained an understanding of the Company’s process for establishing the allowance, including the selection of an appropriate model and input of model assumptions.
•
We evaluated the design and tested the operating effectiveness of controls relevant to that process,including controls over the reliability of data from the loan systems, the completeness and accuracy of quantitative data, and the allowance methodology and assumptions.
•
We also evaluated the overall allowance balance taken as a whole inclusive of such qualitative factors and tested management's review and approval controls over the allowance estimation process.
•
We evaluated the reasonableness of assumptions and data used by the Company in developing the qualitative factors by comparing these data points to internally developed and third-party sources, and other audit evidence gathered.
•
We assessed the overall trends in credit quality by comparing the overall allowance for credit losses to those recorded by the Company’s peer institutions.

We have served as the Company’s auditor since 2016.

Birmingham, Alabama

March 12, 2024

RIVER FINANCIAL CORPORATION

Consolidated Statements of Financial Condition

(in thousands except share data)

Assets	December 31, 2023	December 31, 2022
Cash and due from banks	$32,572	$31,952
Interest-bearing deposits in banks	7,975	42,874
Federal funds sold	32,000	-
Cash and cash equivalents	72,547	74,826
Certificates of deposit in banks	4,218	4,165
Securities held-to-maturity, at amortized cost (fair value of $103,174 and $105,277, respectively)	126,793	131,581
Securities available-for-sale (amortized cost of $703,915 and $758,428, respectively)	621,091	665,887
Loans held for sale	4,595	3,413
Loans, net of unearned income	2,240,006	1,803,127
Less allowance for credit losses	(28,991)	(24,310)
Net loans	2,211,015	1,778,817
Premises and equipment, net	45,216	40,213
Accrued interest receivable	14,091	10,083
Bank owned life insurance	47,001	46,395
Foreclosed assets	92	609
Deferred income taxes	29,901	30,540
Core deposit intangible	1,445	2,116
Goodwill	27,817	27,817
Restricted equity securities, at cost	13,433	5,685
Other assets	15,995	11,235
Total assets	$3,235,250	$2,833,382
Liabilities and Stockholders' Equity
Noninterest-bearing deposits	$628,415	$672,956
Interest bearing deposits	2,102,240	1,841,243
Total deposits	2,730,655	2,514,199
Securities sold under agreements to repurchase	16,731	8,181
Federal Home Loan Bank advances	230,000	95,000
Federal Reserve Bank discount window borrowings	-	25,000
Subordinated debentures, net of loan costs	39,492	39,419
Accrued interest payable and other liabilities	15,551	13,397
Total liabilities	3,032,429	2,695,196
Common stock related to 401(k) Employee Stock Ownership Plan	4,483	4,160
Stockholders' Equity
Preferred stock ($0.01 par value; 1,000,000 and 0 shares authorized; no shares issued or outstanding)	-	-
Common stock ($1 par value; 15,000,000 and 10,000,000 shares authorized; 7,670,318 and 6,665,585 shares issued; 7,655,860 and 6,656,386 shares outstanding, respectively)	7,670	6,666
Additional paid-in capital	137,017	104,294
Retained earnings	124,333	100,826
Accumulated other comprehensive loss	(64,003)	(71,564)
Unvested restricted stock	(1,700)	(1,730)
Treasury stock at cost (14,458 and 9,199 shares, respectively)	(496)	(306)
Common stock related to 401(k) Employee Stock Ownership Plan	(4,483)	(4,160)
Total stockholders' equity	198,338	134,026
Total equity	202,821	138,186
Total liabilities and stockholders' equity	$3,235,250	$2,833,382

The accompanying notes are an integral part of these financial statements.

RIVER FINANCIAL CORPORATION

Consolidated Statements of Income

(in thousands except per share data)

	For the Years Ended
	December 31,
	2023	2022
Interest income:
Loans, including fees	$112,874	$73,071
Taxable securities	14,303	13,679
Tax-exempt securities	1,555	1,808
Federal funds sold	1,894	2
Other interest income	1,635	314
Total interest income	132,261	88,874
Interest expense:
Deposits	43,808	7,801
Securities sold under agreements to repurchase	569	46
Federal Home Loan Bank advances	6,354	184
Federal Reserve Bank discount window borrowings	24	231
Federal funds purchased	8	44
Note payable	520	-
Subordinated debentures	1,669	1,679
Total interest expense	52,952	9,985
Net interest income	79,309	78,889
Provision for credit losses	5,244	3,840
Net interest income after provision for loan losses	74,065	75,049
Noninterest income:
Service charges and fees	7,570	6,814
Investment brokerage revenue	592	643
Mortgage operations	3,833	4,739
Bank owned life insurance income	2,428	1,226
Net gains (losses) on sales of investment securities	5	(2,066)
Community Development Financial Institution income	4,153	171
Other noninterest income	2,016	714
Total noninterest income	20,597	12,241
Noninterest expense:
Salaries and employee benefits	36,684	30,758
Occupancy expenses	3,796	2,946
Equipment rentals, depreciation, and maintenance	2,007	1,596
Telephone and communications	548	469
Advertising and business development	1,408	1,131
Data processing	4,051	3,992
Foreclosed assets, net	64	(2)
Federal deposit insurance and other regulatory assessments	2,653	1,324
Legal and other professional services	1,009	809
Other operating expense	8,855	8,390
Total noninterest expense	61,075	51,413
Income before income taxes	33,587	35,877
Provision for income taxes	6,848	7,948
Net income	$26,739	$27,929
Basic net earnings per common share	$3.84	$4.21
Diluted net earnings per common share	$3.79	$4.14

The accompanying notes are an integral part of these financial statements.

RIVER FINANCIAL CORPORATION

Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

	For the Years Ended
	December 31,
	2023	2022
Net income	$26,739	$27,929
Other comprehensive income (loss), net of tax:
Investment securities available-for-sale:
Net unrealized gains (losses)	9,736	(93,003)
Income tax effect	(2,444)	23,353
Reclassification adjustments for net (gains) losses realized in net income	(5)	2,066
Income tax effect	1	(522)
Reclassification adjustment for accretion of unrealized holding losses included in accumulated other comprehensive income from the transfer of securities from available-for-sale to held-to-maturity	365	(2,986)
Income tax effect	(92)	750
Other comprehensive income (loss)	7,561	(70,342)
Comprehensive income (loss)	$34,300	$(42,413)

The accompanying notes are an integral part of these financial statements.

RIVER FINANCIAL CORPORATION

Consolidated Statements of Changes in Stockholders' Equity

(in thousands except share and per share data)

	Common Stock	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Unvested Restricted Stock	Treasury Stock	Common Stock Related to ESOP	Total Stockholders' Equity
Balance at December 31, 2021	$6,570	$101,583	$75,815	$(1,222)	$-	$(68)	$(3,116)	$179,562
Net income	-	-	27,929	-	-	-	-	27,929
Other comprehensive loss	-	-	-	(70,342)	-	-	-	(70,342)
Exercise of stock options and warrants (29,450 shares)	30	544	-	-	-	-	-	574
Purchase of treasury shares (39,519 shares)	-	-	-	-	-	(1,365)	-	(1,365)
Sale of treasury shares (32,420 shares)	-	7	-	-	-	1,127	-	1,134
Restricted stock grants, net of forfeiture (65,750 shares)	66	2,008			(2,074)			-
Dividends declared ($0.44 per share)	-	-	(2,918)	-	-	-	-	(2,918)
Stock compensation expense	-	152	-	-	344	-	-	496
Change for ESOP related shares	-	-	-	-	-	-	(1,044)	(1,044)
Balance at December 31, 2022	6,666	104,294	100,826	(71,564)	(1,730)	(306)	(4,160)	134,026
Adoption of ASC topic 326			(24)					(24)
Net income	-	-	26,739	-	-	-	-	26,739
Other comprehensive income	-	-	-	7,561	-	-	-	7,561
Exercise of stock options and warrants (24,229 shares)	23	331	-	-	-	-	-	354
Issuance of common stock (968,904 shares)	969	31,961	-	-	-	-	-	32,930
Purchase of treasury shares (29,997 shares)	-	-	-	-	-	(1,080)	-	(1,080)
Sale of treasury shares (24,738 shares)	-	(51)	-	-	-	890	-	839
Restricted stock grants, net of forfeiture (11,600 shares)	12	380			(392)			-
Dividends declared ($0.48 per share)	-	-	(3,208)	-	-	-	-	(3,208)
Stock compensation expense	-	102	-	-	422	-	-	524
Change for ESOP related shares	-	-	-	-	-	-	(323)	(323)
Balance at December 31, 2023	$7,670	$137,017	$124,333	$(64,003)	$(1,700)	$(496)	$(4,483)	$198,338

The accompanying notes are an integral part of these financial statements.

RIVER FINANCIAL CORPORATION

Consolidated Statements of Cash Flows

(in thousands)

	For the Years Ended December 31,
	2023	2022
Cash Flows From Operating Activities:
Net Income	$26,739	$27,929
Adjustments to reconcile net income to net cash from operating activities:
Provision for credit losses	5,244	3,840
Provision for losses on foreclosed assets	120	30
Amortization of securities	2,854	4,011
Accretion of securities	(473)	(497)
Accretion of acquired loans	(129)	(279)
Realized net (gain) loss on securities available-for-sale	(5)	2,066
Accretion of deferred loan fees	(1,939)	(4,002)
Amortization of core deposit intangible	671	869
Amortization of debt issuance costs	73	75
Stock compensation expense	524	496
Bank owned life insurance income	(2,428)	(1,226)
Depreciation and amortization of premises and equipment	2,882	2,029
Gain on sales of foreclosed assets	(92)	(80)
Deferred income tax benefit	(1,896)	(702)
(Increase) decrease in operating assets and (decrease) increase in operating liabilities:
Loans held-for-sale	(1,182)	12,088
Accrued interest receivable	(4,008)	(3,052)
Other assets	(4,712)	3,206
Accrued interest payable and other liabilities	2,154	666
Net cash from operating activities	24,397	47,467
Cash Flows Used For Investing Activities:
Maturities of certificates of deposit	2,464	497
Purchases of certificates of deposit	(2,500)	(1,250)
Activity in securities available-for-sale:
Sales of securities available-for-sale	15,252	168,627
Maturities, payments, calls of securities available-for-sale	41,760	65,905
Purchases of securities available-for-sale	(4,660)	(197,977)
Activity in securities held-to-maturity:
Maturities, payments, calls of securities held-to-maturity	4,936	6,175
Purchases of securities held-to-maturity	-	(12,764)
Loan principal originations, net	(435,933)	(533,391)
Proceeds from sales of foreclosed assets	964	444
Purchases of premises and equipment	(7,884)	(5,540)
Purchases of restricted equity securities, net	(7,748)	(4,203)
Proceeds from bank owned life insurance	1,832	-
Net cash used for investing activities	(391,517)	(513,477)
Cash Flows From Financing Activities:
Net increase in deposits	216,456	363,022
Net decrease (increase) in securities sold under agreements to repurchase	8,550	(1,573)
Proceeds from Federal Home Loan Bank advances	365,000	145,000
Repayment of Federal Home Loan Bank advances	(230,000)	(50,000)
Proceeds from Federal Reserve Bank discount window borrowings	26,500	25,000
Repayment of Federal Reserve Bank discount window borrowings	(51,500)	-
Proceeds from issuance of line of credit	12,000	-
Repayment of line of credit	(12,000)	-
Proceeds from issuance of common stock	32,930	-
Proceeds from exercise of stock options	354	574
Purchase of treasury shares	(1,080)	(1,365)
Sale of treasury shares	839	1,134
Cash dividends	(3,208)	(2,918)
Net cash from financing activities	364,841	478,874
Net Change In Cash And Cash Equivalents	(2,279)	12,864
Cash and Cash Equivalents At Beginning Of Period	74,826	61,962
Cash and Cash Equivalents At End Of Period	$72,547	$74,826

Supplemental Disclosures Of Cash Flows Information:
Cash Payments For:
Interest paid to depositors	$43,066	$7,604
Interest paid on borrowings	$7,585	$199
Income taxes	$8,180	$4,805
Non-cash investing and financing activities:
Transfer of loans to foreclosed assets	$475	$747
The accompanying notes are an integral part of these financial statements

RIVER FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

(1) Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of River Financial Corporation (the “Company”) and its wholly-owned banking subsidiary, River Bank and Trust (“RB&T”, the “Bank”). All material intercompany balances and transactions have been eliminated in consolidation. The Bank provides a full range of commercial and consumer banking services primarily in the Montgomery, Alabama metropolitan area, Autauga, Baldwin, Chilton, Coffee, Elmore, Etowah, Houston, Jefferson, Lauderdale, Lee, Madison, Mobile, Morgan and Tallapoosa counties and surrounding counties in Alabama. RB&T is primarily regulated by the Federal Deposit Insurance Corporation (FDIC) and the Alabama Banking Department. The Bank undergoes periodic examinations by these regulatory agencies. The Company is regulated by the Federal Reserve Bank (FRB) and is also subject to periodic examinations.

The accounting principles followed by the Company, and the method of applying these principles, conform with accounting principles generally accepted in the United States of America (GAAP) and with general practices within the banking industry. In preparing financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the reported amounts in the consolidated financial statements. Actual results could differ significantly from those estimates. Material estimates common to the banking industry that are particularly susceptible to significant change in the near term include, but are not limited to, the determination of the allowance for credit losses, the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans, and valuation allowances associated with the realization of deferred tax assets, which are based on future taxable income.

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

Restricted Equity Securities

Other investments include FRB stock, FHLB stock and other investments that do not have a readily determinable market value. These investments are carried at cost, which approximates fair value and are periodically evaluated for impairment based on ultimate recovery of par value. Both cash and stock dividends are reported as income.

Loans and Allowance for Credit Losses

Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at their amortized cost net of any allowance for credit losses, and unamortized deferred fees or costs on originated loans and unamortized premiums or unaccreted discounts on purchased loans. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs are deferred and amortized over the contractual life of the loan, and recorded as an adjustment to the yield, using the interest method.

Interest income on mortgage and commercial loans is discontinued and placed on non-accrual status at the time the loan is 90 days delinquent unless the loan is well-secured and in process of collection. The past due or delinquency status of a loan is determined based on contractual payment terms of the loan. Accrual of interest is discontinued on a loan when management believes, after considering economic and business conditions and collection efforts that the borrower’s financial condition is such that collection of interest is doubtful. All interest accrued but not received for loans placed on non-accrual is reversed against interest income. Interest received on such loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Under the cost-recovery method, interest income is not recognized until the loan balance is reduced to zero. Under the cash-basis method, interest income is recorded when the payment is received in cash. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured. Generally, payments on nonaccrual loans are applied to principal. When a borrower has demonstrated the capacity to service the debt for a reasonable period of time, management may elect to resume the accrual of interest on the loan. The allowance for credit losses on loans is a valuation account that is deducted from the loans’ amortized cost basis to present the net amount expected to be collected on the loans.

In the event that collection of principal becomes uncertain, the Company has policies in place to reverse accrued interest in a timely manner. Therefore, the Company has made a policy election to exclude accrued interest from the measurement of the allowance for credit losses. Accrued interest on loans of $4 thousand and $59 thousand at December 31 ,2023 and 2022, respectively, was included in accrued interest receivable and was excluded from the estimate of credit losses.

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

The allowance for credit losses on unfunded commitments is a liability account representing expected credit losses over the contractual period for which the Company is exposed to credit risk resulting from a contractual obligation to extend credit. The allowance for credit losses on unfunded commitments is reported as a component of other liabilities. The allowance for credit losses on unfunded commitments is adjusted through a provision for credit losses. No allowance is recognized if the Company has the unconditional right to cancel the obligation.

The Company adopted the Financial Accounting Standards Board's (“FASB”) Accounting Standards Update (“ASU”) 2022-02, Financial Instruments - Credit Losses (Topic 326) Troubled Debt Restructurings and Vintage Disclosures effective January 1, 2023. The amendments in ASU 2022-02 eliminated the recognition and measure of TDRs and enhanced disclosures for loan modifications to borrowers experiencing financial difficulty. Occasionally, the Company modifies loans for borrowers experiencing financial difficulties by providing payment concessions, interest-only payments for an extended period of time, maturity extensions or interest rate reductions. Other concessions may arise from court proceedings or may be imposed by law. In some cases, the Company provides multiple types of concessions. Upon the Company’s determination that a modified loan (or portion of a loan) has subsequently been deemed uncollectible, the loan (or a portion of the loan) is written off. Therefore, the amortized cost basis of the loan is reduced by the uncollectible amount and the allowance for credit losses is adjusted by the same amount. The Company considers a loan to have defaulted when it becomes 90 or more days delinquent under the modified terms, has been transferred to nonaccrual status subsequent to the modification or has been transferred to other real estate owned.

Management believes that the allowance for credit losses is adequate. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for credit losses. Such agencies may require the Company to recognize additions to the allowance based on judgments that are different than those of management.

Concentrations of Credit Risk

The Company originates primarily commercial, commercial real estate, residential real estate, and consumer loans to customers in its primary market areas in Alabama listed above. The ability of the majority of the Company’s customers to honor their contractual loan obligations is dependent on the economy in these areas. Approximately 81% percent of the Company’s loan portfolio is secured by real estate, of which the majority is secured by real estate in the Company’s market areas. The Company, according to regulatory restrictions, may not generally extend credit to any single borrower or group of related borrowers on a secured basis in excess of 20% of capital, as defined, or $61 million, or on an unsecured basis in excess of 10% of capital, as defined, or $30 million. However, the Company has established internal policies that may further limit the extension of credit to any single borrower or group of related borrowers depending on their credit worthiness.

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

Mortgage Loans Held-for-Sale

Mortgage loans held-for-sale are carried at the lower of aggregate cost or estimated market value. Gains and losses on loans held-for-sale are included in the determination of income for the period in which the sales occur. At December 31, 2023 and 2022, the cost of loans held-for-sale approximates the market value.

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

Purchased Credit Deteriorated (PCD) Loans

The Company has purchased loans, some of which have experienced more than insignificant credit deterioration since origination. PCD loans are recorded at the amount paid. An allowance for credit losses is determined using the same methodology as other loans held for investment. The initial allowance for credit losses determined on a collective basis is allocated to individual loans. The sum of the loan’s purchase price and allowance for credit losses becomes its initial amortized cost basis. The difference between the initial amortized cost basis and the par value of the loan is a noncredit discount or premium, which is amortized into interest income over the life of the loan. Subsequent changes to the allowance for credit losses are recorded through credit loss expense.

Upon adoption of ASC 326, the Company elected to maintain pools of loans that were previously accounted for under ASC 310-30 and will continue to account for these pools as a unit of account. Loans are only removed from the existing pools if they are written off, paid off, or sold. Upon adoption of ASC 326, the allowance for credit losses was determined for each pool and added to the pool’s carrying amount to establish a new amortized cost basis. The difference between the unpaid principal balance of the pool and the new amortized cost basis is the noncredit premium or discount which will be amortized into interest income over the remaining life of the pool. Changes to the allowance for credit losses after adoption are recorded through credit loss expense

Income Taxes

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

Accumulated Other Comprehensive Loss

At December 31, 2023 and 2022, accumulated other comprehensive loss income consisted of net unrealized losses on investment securities available-for-sale.

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

Other non-interest income primarily includes items such as mortgage banking fees (gains from the sale of residential mortgage loans held for sale) and bank-owned life insurance, neither of which are subject to the requirements of ASC 606.

The Company has made no significant judgments in applying the revenue guidance prescribed in ASC 606 that affects the determination of the amount and timing of revenue from the above-described contracts with clients.

Net Earnings per Common Share

Basic earnings per common share are computed by dividing net income by the weighted-average number of shares of common stock outstanding during the year. Diluted earnings per common share are computed by dividing net income by the effect of the issuance of potential common shares that are dilutive and by the sum of the weighted-average number of shares of common stock outstanding. Anti-dilutive potential common shares are excluded from the diluted earnings per share computation. At December 31, 2023 and 2022, there were no antidilutive potential common shares.

The reconciliation of the components of basic and diluted earnings per share is as follows (amounts in thousands, except per share amounts):

	For the Year Ended December 31,
	2023	2022
Net income available to common shareholders	$26,739	$27,929
Weighted average common shares outstanding	6,969,533	6,641,358
Dilutive effect of stock options and restricted stock	95,210	108,066
Diluted common shares	7,064,743	6,749,424
Basic earnings per common share	$3.84	$4.21
Diluted earnings per common share	$3.79	$4.14

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

Employee Stock Ownership Plan

The cost of shares issued to the ESOP, but not yet allocated to participants, is shown as a reduction of shareholders' equity. Compensation expense is based on the market price of shares as they are Committed to be released to participant accounts. Dividends on allocated ESOP shares reduce retained earnings; dividends on unearned ESOP shares reduce debt and accrued interest. Participants may put their ESOP shares back to the Company upon termination, and an amount of equity equal to the fair value of the shares is reclassified out of shareholders' equity into temporary equity.

Advertising

Advertising costs are expensed as incurred.

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

(3) Investment Securities

The following table summarizes the amortized cost and fair value of securities available-for-sale and securities held-to-maturity and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss). Investment securities available-for-sale and held-to-maturity at December 31, 2023 and 2022 are as follows (amounts in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2023:
Securities available-for-sale:
Residential mortgage-backed	$413,179	$102	$(55,981)	$357,300
U.S. treasuries	130,713	-	(10,661)	120,052
U.S. govt. sponsored enterprises	68,751	-	(5,185)	63,566
State, county, and municipal	73,514	4	(8,857)	64,661
Corporate debt obligations	17,758	5	(2,251)	15,512
Totals	$703,915	$111	$(82,935)	$621,091

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2023:
Securities held-to-maturity:
Residential mortgage-backed	$63,953	$-	$(12,022)	$51,931
State, county, and municipal	62,840	-	(11,597)	51,243
Totals	$126,793	$-	$(23,619)	$103,174

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2022:
Securities available-for-sale:
Residential mortgage-backed	$449,348	$-	$(59,311)	$390,037
U.S. treasuries	130,971	-	(13,342)	117,629
U.S. govt. sponsored enterprises	72,889	-	(6,527)	66,362
State, county, and municipal	87,347	71	(11,555)	75,863
Corporate debt obligations	17,873	16	(1,893)	15,996
Totals	$758,428	$87	$(92,628)	$665,887

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2022:
Securities held-to-maturity:
Residential mortgage-backed	$68,688	$-	$(12,624)	$56,064
State, county, and municipal	62,893	-	(13,680)	49,213
Totals	$131,581	$-	$(26,304)	$105,277

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

The following tables summarize securities with unrealized and unrecognized losses at December 31, 2023 and 2022, aggregated by major security type and length of time in a continuous unrealized or unrecognized loss position (amounts in thousands):

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2023:
Securities available-for-sale:
Residential mortgage-backed	$2,028	$2	$352,807	$55,979	$354,835	$55,981
U.S. treasuries	-	-	120,053	10,661	120,053	10,661
U.S. govt. sponsored enterprises	1,689	7	61,877	5,178	63,566	5,185
State, county & municipal	-	-	63,657	8,857	63,657	8,857
Corporate debt obligations	926	29	13,131	2,222	14,057	2,251
Totals	$4,643	$38	$611,525	$82,897	$616,168	$82,935
December 31, 2022:
Securities available-for-sale:
Residential mortgage-backed	$133,675	$15,215	$253,994	$44,096	$387,669	$59,311
U.S. treasuries	-	-	117,629	13,342	117,629	13,342
U.S. govt. sponsored enterprises	32,695	2,449	33,523	4,078	66,218	6,527
State, county & municipal	53,744	7,250	17,905	4,305	71,649	11,555
Corporate debt obligations	3,190	310	11,352	1,583	14,542	1,893
Totals	$223,304	$25,224	$434,403	$67,404	$657,707	$92,628

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2023:
Securities held-to-maturity:
Residential mortgage-backed	$-	$-	$51,931	$12,022	$51,931	$12,022
State, county & municipal	-	-	45,898	11,597	45,898	11,597
Totals	$-	$-	$97,829	$23,619	$97,829	$23,619
December 31, 2022:
Securities held-to-maturity:
Residential mortgage-backed	$-	$-	$56,064	$12,624	$56,064	$12,624
State, county & municipal	10,057	2,706	33,811	10,974	43,868	13,680
Totals	$10,057	$2,706	$89,875	$23,598	$99,932	$26,304

The Company adopted ASU No. 2016-13 effective January 1, 2023 which requires credit losses on available-for-sale securities to be recorded in an allowance for credit losses. If the Company intends to sell, or it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis, then the security is written down to fair value through income. As of December 31, 2023, the Company did not have the intent to sell, nor was it more likely than not that we would be required to sell any of the securities in an unrealized loss position prior to recovery. As of December 31, 2023, the Company also determined that no individual securities in an unrealized loss position represented credit losses that would require an allowance for credit losses. The Company concluded that the unrealized losses were primarily attributable to increases in market interest rates since these securities were purchased and other market conditions. As a result, no allowance for credit loss was recorded on available-for-sale securities at December 31, 2023. Accrued interest receivable is not included in available-for-sale security balances and is presented in accrued interest receivable on the consolidated statement of financial condition. Interest receivable on securities was approximately $2.1 million as of December 31, 2023, and was excluded from the estimate of credit losses.

As of December 31, 2022, the Company believed the unrealized losses on securities available for sale were due to market conditions rather than reduced estimated cash flows. At December 31, 2022, the Company did not intend to sell the securities, did not anticipate these securities will be required to be sold before anticipated recovery, and expected full principal and interest to be collected. Therefore, under the accounting principles effective at December 31, 2022, the Company did not consider these securities to have other than temporary impairment as of December 31, 2022. As of December 31, 2023 and December 31, 2022, there were, respectively, 332 and 346 securities in unrealized loss positions.

The proceeds and gross gains and gross losses from sales of securities available-for-sale for the years ended December 31, 2023 and 2022 are as follows (in thousands):

	Year ended December 31:
	2023	2022
Realized Gains (Losses)-Securities Sales:
Gross gains	$150	$1,351
Gross losses	(145)	(3,417)
Investment securities gains (losses), net	$5	$(2,066)
Proceeds from sales of investment securities	$15,252	$168,627

At December 31, 2023 and 2022, securities with a carrying value of approximately $268.2 million and $242.3 million, respectively, were pledged to secure public deposits as required by law. At December 31, 2023 and 2022, the carrying value of securities pledged to secure repurchase agreements was approximately $26.9 million and $16.2 million, respectively.

The amortized cost and estimated fair value of debt securities at December 31, 2023 and 2022, by contractual maturity, are shown below (in thousands). Expected maturities will differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	December 31, 2023		December 31, 2022
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Securities available-for-sale
Less than 1 year	$2,500	$2,424	$1,055	$1,054
1 to 5 years	163,927	150,501	141,565	127,459
5 to 10 years	51,970	46,415	77,174	68,737
After 10 years	72,339	64,451	89,286	78,600
	290,736	263,791	309,080	275,850
Residential mortgage-backed securities	413,179	357,300	449,348	390,037
Totals	$703,915	$621,091	$758,428	$665,887

	December 31, 2023		December 31, 2022
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Securities held-to-maturity
5 to 10 years	$19,706	$16,192	$10,208	$8,118
After 10 years	43,134	35,051	52,685	41,095
	62,840	51,243	62,893	49,213
Residential mortgage-backed securities	63,953	51,931	68,688	56,064
Totals	$126,793	$103,174	$131,581	$105,277

At December 31, 2023 and 2022, there were no holdings of securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of shareholders’ equity.

(4) Loans

Major classifications of loans at December 31, 2023 and 2022 are summarized as follows (in thousands):

	December 31, 2023		December 31, 2022
	Amount	% of Total	Amount	% of Total
Residential real estate:
Closed-end 1-4 family - first lien	$771,144	34.9%	$573,033	32.2%
Closed-end 1-4 family - junior lien	11,814	0.5%	9,422	0.5%
Multi-family	26,739	1.2%	14,106	0.8%
Total residential real estate	809,697	36.6%	596,561	33.5%
Commercial real estate:
Nonfarm nonresidential	557,202	25.2%	497,766	28.0%
Farmland	58,532	2.6%	53,691	3.0%
Total commercial real estate	615,734	27.8%	551,457	31.0%
Construction and land development:
Residential	100,974	4.6%	121,363	6.8%
Other	195,724	8.9%	135,127	7.6%
Total construction and land development	296,698	13.5%	256,490	14.4%
Home equity lines of credit	95,544	4.3%	64,215	3.6%
Commercial loans:
Other commercial loans	273,639	12.4%	193,053	10.9%
Agricultural	66,510	3.0%	56,946	3.2%
State, county, and municipal loans	34,819	1.6%	40,964	2.3%
Total commercial loans	374,968	17.0%	290,963	16.4%
Consumer loans	55,587	2.5%	49,592	2.8%
Total gross loans	2,248,228	101.7%	1,809,278	101.7%
Allowance for credit losses	(28,991)	-1.3%	(24,310)	-1.4%
Net discounts	(129)	0.0%	(279)	0.0%
Net deferred loan fees	(8,093)	-0.4%	(5,872)	-0.3%
Net loans	$2,211,015	100.0%	$1,778,817	100.0%

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

The following tables present the activity in the allowance for credit losses by portfolio segment. It also includes the balance in the allowance for credit losses and the recorded investment in loans by portfolio segment and based on impairment method as of December 31, 2023 and 2022 (amounts in thousands).

	Real Estate Mortgage Loans
Allowance for Credit Losses	Residential	Commercial	Construction and Land Development	Home Equity Lines Of Credit	Commercial	Consumer	Total
Balance - December 31, 2022 prior to adoption of ASC 326	$5,088	$10,057	$3,377	$562	$4,778	$448	$24,310
Impact of adopting ASC 326	-	-	-	-	73	7	80
Provision for credit losses	2,145	390	1,465	498	526	220	5,244
Loan charge-offs	-	-	(196)	-	(696)	(135)	(1,027)
Loan recoveries	-	83	-	18	225	58	384
Balance - December 31, 2023	$7,233	$10,530	$4,646	$1,078	$4,906	$598	28,991
Ending balance:
Individually evaluated for impairment	$12	$300	$-	$-	$26	$40	$378
Collectively evaluated for impairment	$7,221	$10,230	$4,646	$1,078	$4,880	$558	$28,613
Loans:
Individually evaluated for impairment	$2,328	$2,778	$364	$202	$26	$40	$5,738
Collectively evaluated for impairment	$807,369	$612,956	$296,334	$95,342	$374,942	$55,547	$2,242,490
Percent of loans in each category to total loans	36.0%	27.4%	13.2%	4.2%	16.7%	2.5%	100.0%

	Real Estate Mortgage Loans
Allowance for Loan Losses	Residential	Commercial	Construction and Land Development	Home Equity Lines Of Credit	Commercial	Consumer	Total
Balance - December 31, 2021	$2,596	$8,038	$2,992	$396	$6,486	$414	$20,922
Provision for loan losses	2,534	1,957	380	139	(1,211)	41	3,840
Loan charge-offs	(42)	-	-	(14)	(595)	(28)	(679)
Loan recoveries	-	62	5	41	98	21	227
Balance - December 31, 2022	$5,088	$10,057	$3,377	$562	$4,778	$448	$24,310
Ending balance:
Individually evaluated for impairment	$-	$241	$-	$-	$317	$47	$605
Collectively evaluated for impairment	$5,088	$9,816	$3,377	$562	$4,461	$401	$23,705
Loans:
Individually evaluated for impairment	$1,251	$6,777	$190	$-	$595	$47	$8,860
Collectively evaluated for impairment	$595,293	$544,672	$256,275	$64,215	$290,325	$49,506	$1,800,286
Acquired loans with deteriorated credit quality	$17	$8	$25	$-	$43	$39	$132
Percent of loans in each category to total loans	33.0%	30.5%	14.2%	3.5%	16.1%	2.7%	100.0%

The Company's unfunded lending commitments are unconditionally cancellable and therefore no allowance for credit losses has been recorded.

The following table presents collateral dependent impaired loans by class of loans as of December 31, 2023 (amounts in thousands). Collateral dependent loans are loans for which the repayment is expected to be provided substantially through the operation or sale of the collateral and the borrower is experiencing financial difficulty. The Company reviews individually evaluated loans for designation as collateral dependent loans, as well as other loans that management of the Company designates as having higher risk. These loans do not share common risk characteristics and are not included within the collectively evaluated loans for determining the allowance for credit losses. The Company considers all impaired loans to be collateral dependent.

December 31, 2023
Nonaccruing Collateral Dependent Loans	Unpaid Principal Balance	Recorded Investment	Impaired Loans With No Allowance	Impaired Loans With Allowance	Allowance for Credit Losses
Mortgage loans on real estate:
Residential	$1,229	$1,229	$1,229	$-	$-
Commercial real estate	2,769	2,769	1,423	1,346	300
Construction and land development	364	364	364	-	-
Total mortgage loans on real estate	4,362	4,362	3,016	1,346	300
Home equity lines of credit	202	202	202	-	-
Commercial loans	-	-	-	-	-
Consumer loans	5	5	-	5	5
Total Loans	$4,569	$4,569	$3,218	$1,351	$305

Accruing Collateral Dependent Loans	Unpaid Principal Balance	Recorded Investment	Impaired Loans With No Allowance	Impaired Loans With Allowance	Allowance for Credit Losses
Mortgage loans on real estate:
Residential	$1,099	$1,099	$934	$165	$12
Commercial real estate	9	9	9	-	-
Construction and land development	-	-	-	-	-
Total mortgage loans on real estate	1,108	1,108	943	165	12
Home equity lines of credit	-	-	-	-	-
Commercial loans	26	26	-	26	26
Consumer loans	35	35	-	35	35
Total Loans	$1,169	$1,169	$943	$226	$73

Total Collateral Dependent Loans	Unpaid Principal Balance	Recorded Investment	Impaired Loans With No Allowance	Impaired Loans With Allowance	Allowance for Credit Losses
Mortgage loans on real estate:
Residential	$2,328	$2,328	$2,163	$165	$12
Commercial real estate	2,778	2,778	1,432	1,346	300
Construction and land development	364	364	364	-	-
Total mortgage loans on real estate	5,470	5,470	3,959	1,511	312
Home equity lines of credit	202	202	202	-	-
Commercial loans	26	26	-	26	26
Consumer loans	40	40	-	40	40
Total Loans	$5,738	$5,738	$4,161	$1,577	$378

The following table presents impaired loans by class of loans as of December 31, 2022 (amounts in thousands).

December 31, 2022
Nonaccruing Impaired Loans	Unpaid Principal Balance	Recorded Investment	Impaired Loans With No Allowance	Impaired Loans With Allowance	Allowance for Loan Losses
Mortgage loans on real estate:
Residential	$239	$239	$239	$-	$-
Commercial real estate	599	599	373	226	241
Construction and land development	-	-	-	-	-
Total mortgage loans on real estate	838	838	612	226	241
Home equity lines of credit	-	-	-	-	-
Commercial loans	-	-	-	-	-
Consumer loans	-	-	-	-	-
Total Loans	$838	$838	$612	$226	$241

Accruing Impaired Loans	Unpaid Principal Balance	Recorded Investment	Impaired Loans With No Allowance	Impaired Loans With Allowance	Allowance for Loan Losses
Mortgage loans on real estate:
Residential	$1,012	$1,012	$1,012	$-	$-
Commercial real estate	6,178	6,178	6,178	-	-
Construction and land development	190	190	190	-	-
Total mortgage loans on real estate	7,380	7,380	7,380	-	-
Home equity lines of credit	-	-	-	-	-
Commercial loans	595	595	-	595	317
Consumer loans	47	47	-	47	47
Total Loans	$8,022	$8,022	$7,380	$642	$364

Total Impaired Loans	Unpaid Principal Balance	Recorded Investment	Impaired Loans With No Allowance	Impaired Loans With Allowance	Allowance for Loan Losses
Mortgage loans on real estate:
Residential	$1,251	$1,251	$1,251	$-	$-
Commercial real estate	6,777	6,777	6,551	226	241
Construction and land development	190	190	190	-	-
Total mortgage loans on real estate	8,218	8,218	7,992	226	241
Home equity lines of credit	-	-	-	-	-
Commercial loans	595	595	-	595	317
Consumer loans	47	47	-	47	47
Total Loans	$8,860	$8,860	$7,992	$868	$605

The following table presents the average recorded investment in impaired loans and the interest income recognized on impaired loans in the years ended December 31, 2023 and 2022 by loan category (in thousands).

	Year Ended December 31, 2023		Year Ended December 31, 2022
	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income
Mortgage loans on real estate:
Residential real estate	$2,037	$51	$1,255	$32
Commercial real estate	4,998	1	5,661	294
Construction and land development	179	-	254	6
Total mortgage loans on real estate	7,214	52	7,170	332
Home equity lines of credit	186	-	122	-
Commercial loans	402	2	301	29
Consumer loans	41	3	74	3
Total Loans	$7,843	$57	$7,667	$364

For the years ended December 31, 2023 and 2022, the Bank did not recognize a material amount of interest income on impaired loans.

The following tables present the performance status of loans as of December 31, 2023 and 2022 by class of loans (amounts in thousands).

As of December 31, 2023	Performing	Nonperforming	Total
Mortgage loans on real estate:
Residential real estate	$807,682	$2,015	$809,697
Commercial real estate	612,965	2,769	615,734
Construction and land development	296,187	511	296,698
Total mortgage loans on real estate	1,716,834	5,295	1,722,129
Home equity lines of credit	95,115	429	95,544
Commercial loans	374,968	-	374,968
Consumer loans	55,444	143	55,587
Total Loans	$2,242,361	$5,867	$2,248,228

As of December 31, 2022	Performing	Nonperforming	Total
Mortgage loans on real estate:
Residential real estate	$595,792	$769	$596,561
Commercial real estate	550,858	599	551,457
Construction and land development	256,481	9	256,490
Total mortgage loans on real estate	1,403,131	1,377	1,404,508
Home equity lines of credit	64,166	49	64,215
Commercial loans	290,897	66	290,963
Consumer loans	49,590	2	49,592
Total Loans	$1,807,784	$1,494	$1,809,278

The following tables present the aging of the recorded investment in past due loans and non-accrual loan balances as of December 31, 2023 and 2022 by class of loans (amounts in thousands).

	Accruing Loans
		30-89 Days	90+ Days	Nonaccrual		Nonaccrual
As of December 31, 2023	Current	Past Due	Past Due	Loans	Total Loans	With No ACL
Mortgage loans on real estate:
Residential	$805,262	$2,420	$288	$1,727	$809,697	$1,727
Commercial real estate	612,901	64	-	2,769	615,734	1,423
Construction and land development	296,030	157	-	511	296,698	511
Total mortgage loans on real estate	1,714,193	2,641	288	5,007	1,722,129	3,661
Home equity lines of credit	95,003	112	-	429	95,544	429
Commercial loans	374,699	269	-	-	374,968	-
Consumer loans	55,061	383	-	143	55,587	137
Total Loans	$2,238,956	$3,405	$288	$5,579	$2,248,228	$4,227

	Accruing Loans
		30-89 Days	90+ Days	Nonaccrual		Nonaccrual
As of December 31, 2022	Current	Past Due	Past Due	Loans	Total Loans	With No ACL
Mortgage loans on real estate:
Residential	$594,055	$1,737	$72	$697	$596,561	$454
Commercial real estate	545,354	5,504	-	599	551,457	-
Construction and land development	255,989	492	-	9	256,490	9
Total mortgage loans on real estate	1,395,398	7,733	72	1,305	1,404,508	463
Home equity lines of credit	64,016	150	-	49	64,215	26
Commercial loans	290,485	412	66	-	290,963	-
Consumer loans	49,251	339	-	2	49,592	2
Total Loans	$1,799,150	$8,634	$138	$1,356	$1,809,278	$491

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

The following table presents loan balances classified by credit quality indicator, loan type and based on year of origination as of December 31, 2023 (amounts in thousands).

	2023	2022	2021	2020	2019	Prior	Revolving Loans	Total
Residential real estate
Pass	$209,016	$354,153	$120,802	$68,229	$16,903	$25,380	$7,420	$801,903
Special Mention	1,742	2,013	590	157	27	176	-	4,705
Substandard	36	1,240	151	258	719	685	-	3,089
Doubtful	-	-	-	-	-	-	-	-
Total residential real estate	$210,794	$357,406	$121,543	$68,644	$17,649	$26,241	$7,420	$809,697
Commercial real estate
Pass	$81,239	$196,437	$99,072	$96,775	$51,677	$64,851	$14,977	$605,028
Special Mention	419	978	383	881	-	5,122	-	7,783
Substandard	49	-	-	46	50	2,769	9	2,923
Doubtful	-	-	-	-	-	-	-	-
Total commercial real estate	$81,707	$197,415	$99,455	$97,702	$51,727	$72,742	$14,986	$615,734
Construction and land development
Pass	$148,804	$93,987	$20,752	$4,678	$2,421	$4,591	$20,139	$295,372
Special Mention	211	472	14	-	22	12	-	731
Substandard	-	411	84	-	-	100	-	595
Doubtful	-	-	-	-	-	-	-	-
Total construction and land development	$149,015	$94,870	$20,850	$4,678	$2,443	$4,703	$20,139	$296,698
Current-period gross charge-offs	$-	$-	$196	$-	$-	$-	$-	$196
Home equity lines of credit
Pass	$750	$450	$-	$852	$-	$-	$92,823	$94,875
Special Mention	-	-	-	-	-	-	200	200
Substandard	-	-	-	-	-	20	449	469
Doubtful	-	-	-	-	-	-	-	-
Total home equity lines of credit	$750	$450	$-	$852	$-	$20	$93,472	$95,544
Commercial loans
Pass	$94,966	$73,381	$30,912	$16,257	$6,505	$10,700	$134,488	$367,209
Special Mention	175	142	49	294	26	4,057	2,990	7,733
Substandard	-	-	-	26	-	-	-	26
Doubtful	-	-	-	-	-	-	-	-
Total commercial loans	$95,141	$73,523	$30,961	$16,577	$6,531	$14,757	$137,478	$374,968
Current-period gross charge-offs	$288	$46	$1	$-	$23	$338	$-	$696
Consumer loans
Pass	$21,479	$14,017	$8,188	$3,949	$1,950	$2,567	$2,933	$55,083
Special Mention	77	107	36	16	3	-	27	266
Substandard	65	46	26	56	-	34	11	238
Doubtful	-	-	-	-	-	-	-	-
Total consumer loans	$21,621	$14,170	$8,250	$4,021	$1,953	$2,601	$2,971	$55,587
Current-period gross charge-offs	$-	$120	$-	$15	$-	$-	$-	$135
Total Loans
Pass	$556,254	$732,425	$279,726	$190,740	$79,456	$108,089	$272,780	$2,219,470
Special Mention	2,624	3,712	1,072	1,348	78	9,367	3,217	21,418
Substandard	150	1,697	261	386	769	3,608	469	7,340
Doubtful	-	-	-	-	-	-	-	-
Total loans	$559,028	$737,834	$281,059	$192,474	$80,303	$121,064	$276,466	$2,248,228
Current-period gross charge-offs	$288	$166	$197	$15	$23	$338	$-	$1,027

As of December 31, 2022, the risk category of loans by class of loans is as follows (amounts in thousands):

		Special
As of December 31, 2022	Pass	Mention	Substandard	Doubtful	Total
Mortgage loans on real estate:
Residential	$591,882	$2,648	$2,031	$-	$596,561
Commercial real estate	539,777	4,706	6,974	-	551,457
Construction and land development	256,200	77	213	-	256,490
Total mortgage loans on real estate	1,387,859	7,431	9,218	-	1,404,508
Home equity lines of credit	63,861	212	142	-	64,215
Commercial loans	283,359	7,008	596	-	290,963
Consumer loans	49,206	238	148	-	49,592
Total Loans	$1,784,285	$14,889	$10,104	$-	$1,809,278

Troubled Debt Restructurings (TDRs):

The Company offers modifications of loans to borrowers experiencing financial difficulty by providing principal forgiveness, interest rate reductions, term extensions, other than insignificant payment delays, or any combination of these.

During the year ended December 31, 2023, the Company modified one commercial real estate loan and one consumer loan. Both loans were modified to interest only payments. The first loan had an amortized cost of $1.34 million or 0.21% of commercial real estate loans at December 31, 2023. The second loan had an amortized cost of $19 thousand or 0.03% of consumer loans at December 31, 2023. There was no forgiveness of principal for either of the loans.

There were two loans that were modified in the previous twelve months (i.e., the twelve months prior to default) that defaulted during the year ended December 31, 2023, totaling $1.36 million. For purposes of this disclosure, default is defined as 90 days past due and still accruing or placement on nonaccrual status.

Prior to the adoption of ASU No. 2022-02, during the year December 31, 2022, loans totaling $1.0 million were classified as TDRs and impaired. The Company restructured 3 loans totaling $551 thousand in 2022. During the year ended December 31, 2022, there was 1 residential real estate loan with a balance of $67 thousand and 1 consumer loan with a balance of $50 that were modified within the previous twelve months that were in default of their modified terms.

(5) Premises and Equipment

Major classifications of premises and equipment as of December 31, 2023 and 2022 are summarized as follows (amounts in thousands):

	December 31,
	2023	2022
Land and improvements	$12,460	$10,639
Buildings and improvements	31,079	27,921
Leasehold improvements	2,815	2,679
Furniture, equipment, and vehicle	13,215	10,564
Total	59,569	51,803
Accumulated depreciation	(14,353)	(11,590)
Premises and equipment, net	$45,216	$40,213

Depreciation expense amounted to approximately $2.9 million in 2023 and $2.0 million in 2022.

(6) Foreclosed assets

Other real estate and certain other assets acquired in foreclosure are carried at the lower of the recorded investment in the loan or fair value less estimated costs to sell the property. There was no residential real estate foreclosures at December 31, 2023 and $466 thousand residential in real estate foreclosures at December 31, 2022. An analysis of foreclosed properties for the years ended December 31, 2023 and 2022 follows (in thousands).

	Year ended December 31,
	2023	2022
Balance at beginning of year	$609	$256
Transfers from loans	475	747
Foreclosed property sold	(872)	(364)
Write-down of foreclosed property	(120)	(30)
Balance at end of year	$92	$609

Expenses applicable to foreclosed assets for the years ended December 31, 2023 and 2022 include the following (amounts in thousands).

	Year ended December 31,
	2023	2022
Net gain on sales of foreclosed assets	$(92)	$(80)
Write-down of foreclosed property	120	30
Operating expenses, net of rental income	36	48
Total	$64	$(2)

(7) Deposits

The following table sets forth the major classifications of deposits at December 31, 2023 and 2022 (in thousands):

	December 31,
	2023	2022
Demand deposits, non-interest bearing	$628,415	$672,956
Demand deposits, interest bearing	693,421	610,944
Money market accounts	761,164	664,855
Savings deposits	112,563	120,030
Time certificates of $250,000 or more	272,008	125,661
Other time certificates	263,084	319,753
Totals	$2,730,655	$2,514,199

As of December 31, 2023, the scheduled maturities of certificates of deposit are as follows for CDs less than $250 thousand and for CDs of $250 thousand or more (in thousands):

CDs Less Than $250,000
2024	$222,730
2025	34,260
2026	2,783
2027	1,780
2028	1,531
Maturing after 2028	-
Total	$263,084

CDs $250,000 or more
2024	$227,239
2025	35,613
2026	6,626
2027	1,342
2028	1,188
Maturing after 2028	-
Total	$272,008

As of December 31, 2023 and 2022 certificates of deposit $100 thousand or more were $446.5 million and $262.8 million, respectively.

As of December 31, 2023 and 2022 our total deposits in excess of insurance limits were approximately $1.0 billion and $967.0 million, respectively.

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

Securities sold under repurchase agreements were $16.7 million and $8.2 million at December 31, 2023 and 2022, respectively. The agreements were secured by investment securities with a fair value of approximately $26.9 million and $16.2 million at December 31, 2023 and 2022, respectively. The weighted average interest rate paid on these agreements was 3.18% and 0.50% for the years ended December 31, 2023 and 2022.

(9) Federal Home Loan Bank and Other Borrowings

At December 31, 2023 and 2022 , the Company had outstanding advances from the FHLB that are summarized as follows (in thousands):

December 31, 2023:
Advance	Maturity	Rate	Rate Type
$55,000,000	6/28/2024	4.96%	Fixed Rate Hybrid
25,000,000	12/31/2024	5.57%	Daily Rate Credit
25,000,000	12/22/2025	4.52%	Fixed Rate Hybrid
25,000,000	12/21/2026	4.31%	Fixed Rate Hybrid
40,000,000	12/20/2028	3.55%	Convertible
60,000,000	9/27/2033	3.46%	Convertible
$230,000,000

December 31, 2022:
Advance	Maturity	Rate	Rate Type
$40,000,000	12/20/2023	4.95%	Fixed Rate Hybrid
55,000,000	12/29/2023	4.57%	Daily Rate Credit
$95,000,000

At December 31, 2023 the Company had $75 million unfunded standby letters of credit with the FHLB. At December 31, 2022 the Company had no unfunded standby letters of credit with the FHLB.

The Company had pledged under blanket floating liens approximately $929.2 million and $673.3 million in residential first mortgage loans, home equity lines of credit, commercial real estate loans, and loans secured by multi-family real estate as security for these advances, letters of credit, and possible future advances as of December 31, 2023 and 2022, respectively. The value of the pledged collateral, when using appropriate discount percentages as prescribed by the FHLB, equals or exceeds the advances and unfunded letters of credit outstanding. At December 31, 2023 and 2022, the Company had approximately $210.3 million and $326.8 million of additional borrowing capacity under its borrowing arrangement with the FHLB.

Another borrowing source is the Federal Reserve discount window. At December 31, 2023 and 2022 the Company had approximately $247.8 million and $235.7 million of loans pledged and $157.6 million and $133.1 million of available borrowing capacity at the Federal Reserve discount window, respectively. At December 31, 2023 the Company had no outstanding advances from the Federal Reserve discount window. At December 31, 2022, the Company had $25.0 million of outstanding advances from the Federal Reserve discount window.

On August 9, 2021, the Company entered into a line of credit agreement with ServisFirst Bank for $10 million. The line of credit agreement was amended on March 17, 2023 to increase the line to $20 million. The line of credit is to be used for general capital needs and investments. The line, when drawn, will require quarterly payments of interest only and matures on March 17, 2024. The interest rate floats at Wall Street Journal Prime with a floor of 3.25%. The line of credit is secured by 51% of the Company’s stock. There was no balance outstanding at December 31, 2023 and 2022.

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

Principal payments on the Subordinated Note Purchase Agreement are due as follows:

2024	$-
2025	-
2026	-
2027	-
2028	-
Afterward	39,492
Total	$39,492

The Company had available lines of credit for overnight federal funds borrowings totaling $88.5 million at December 31, 2023 and 2022. At December 31, 2023 and 2022, the Company had no outstanding federal funds purchased.

(10) Income Taxes

The components of income tax expense for the years ended December 31, 2023 and 2022 are as follows (in thousands):

	2023	2022
Current	$8,744	$8,650
Deferred	(1,896)	(702)
Total income tax expense	$6,848	$7,948

The difference between income tax expense and the amount computed by applying the statutory federal income tax rate to income before taxes for the years ended December 31, 2023 and 2022 is as follows (in thousands):

	2023	2022
Net income before taxes	$33,587	$35,877
Statutory federal tax rate	21%	21%
Tax on income at statutory federal tax rate	7,053	7,534
Increase (decrease) resulting from:
Federal income tax benefit of state income taxes	(225)	(268)
Tax exempt income on loans	(243)	(194)
Tax exempt income on investments	(326)	(378)
Tax exempt income from bank-owned life insurance	(272)	(259)
Nondeductible expenses	408	176
Federal tax credits	(2,569)	(708)
State income tax	1,065	1,270
Other	2,197	775
Total	$6,848	$7,948

The following summarizes the components of deferred taxes at December 31, 2023 and 2022 (in thousands).

	2023	2022
Deferred tax assets:
Loans and allowance for credit losses	$7,290	$6,144
Accrued expenses	768	710
Deferred compensation	874	812
Unrealized losses on investment securities available- for-sale	21,460	23,995
Other	2,344	1,716
Total deferred tax assets	32,736	33,377
Deferred tax liabilities:
Core deposit intangible	(362)	(531)
Depreciation	(2,473)	(2,306)
Total deferred tax liabilities	(2,835)	(2,837)
Net deferred income tax assets	$29,901	$30,540

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

Financial instruments whose contract amount represents credit risk at December 31, 2023 and 2022 were as follows (in thousands):

	2023	2022
Commitments to extend credit	$477,476	$420,670
Stand-by and performance letters of credit	8,025	5,027
Total	$485,501	$425,697

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

A summary of activity in the outstanding stock options for the years ended December 31, 2023 and 2022 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Range of Exercise Prices
Outstanding at January 1, 2023	343,679	$24.06	5.45
Granted	21,500	33.63
Exercised	(24,229)	14.66
Forfeited	(600)	27.00
Outstanding at December 31, 2023	340,350	$25.32	5.07	$15.00 to $36.16
Exercisable at December 31, 2023	263,200	$23.65	4.28	$15.00 to $36.16

Outstanding at January 1, 2022	367,129	$23.14	6.03
Granted	29,500	33.47
Exercised	(29,450)	19.47
Forfeited	(23,500)	27.25
Outstanding at December 31, 2022	343,679	$24.06	5.45	$12.47 to $36.16
Exercisable at December 31, 2022	246,679	$22.03	4.60	$12.47 to $36.16

The total fair value of shares underlying the options which vested during the years ended December 31, 2023 and 2022, was $1.5 million and $2.0 million, respectively. The intrinsic value of options exercised during the years ended December 31, 2023 and 2022 was $541 thousand and $553 thousand, respectively. The aggregate intrinsic value of total options outstanding and exercisable options at December 31, 2023 was $3.98 million and $3.5 million, respectively. The aggregate intrinsic value of total options outstanding and exercisable options at December 31, 2022 was $4.88 million and $4.0 million, respectively. Cash received from options exercised for the year ended December 31, 2023 and 2022 was $354 thousand and $574 thousand, respectively. There was no income tax benefit recognized for the exercise of options for the years ended December 31, 2023 and 2022 as all options exercised were incentive stock options.

As of December 31, 2022, unvested stock options totaled 97,000. During 2023, there were 21,500 stock options that were granted and 41,350 stock options that vested resulting in unvested stock options of 77,150 as of December 31, 2023.

The stock options granted in 2023 and 2022 have a weighted average calculated value of $5.74 and $4.63, respectively. The dividend yield is the estimated dividend we expect to pay over the next four or five years. The expected life is calculated as the mid-point between the weighted-average time to vesting and the contractual maturity. The expected volatility is the approximate industry average for small bank and holding companies. The risk free interest rate is the U.S. Treasury rate on the day of the option grant for a term equal to the expected life of the option. The calculated value of each grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	2023	2022
Dividend yield (after three years)	1.50%	1.50%
Expected life in years	7	7
Expected volatility	10.00%	10.00%
Risk free interest rate	3.89%	2.87%

The Company recognized $102 thousand and $152 thousand in compensation expense related to performance share awards during 2023 and 2022, respectively. As of December 31, 2023, there was approximately $249 thousand of unrecorded compensation expense related to the performance share awards which is expected to be recognized over a weighted average period of 1.8 years.

The Company periodically grants restricted stock awards that vest upon service conditions. Dividend payments are made during the vesting period. The value of restricted stock is determined to be the current value of the Company's stock, and this total value will be recognized as compensation expense over the vesting period. The following table summarizes restricted stock activity:

	Restricted Stock
	Shares	Weighted Average Grant Date Fair Value
Year Ended December 31, 2023
Non-vested at beginning of year	65,750	$31.55
Granted	13,000	33.47
Vested	(11,617)	31.40
Forfeited	(1,400)	31.20
Non-vested at end of year	65,733	$31.96

	Restricted Stock
	Shares	Weighted Average Grant Date Fair Value
Year Ended December 31, 2022
Non-vested at beginning of year	-	-
Granted	65,750	$31.55
Vested	-	-
Forfeited	-	-
Non-vested at end of year	65,750	$31.55

As of December 31, 2023, there was approximately $1.7 million of total unrecognized compensation cost related to non-vested restricted stock. As of December 31, 2023, non-vested restricted stock had a weighted average remaining time to vest of 2.37 years.

Defined Contribution Plan

The Company provides a 401(k) employee stock ownership plan, which covers substantially all of the Company’s employees who are eligible, as to age and length of service. A participant may elect to make contributions up to $22.5 thousand and $20.5 thousand of the participant’s annual compensation in 2023 and 2022. The Company makes contributions up to 3% of each participant’s annual compensation and the Company matches 50% of the next 2% contributed by the employee. Contributions to the plan by Company were approximately $869 thousand and $736 thousand in 2023 and 2022, respectively. Outstanding shares of the Company’s common stock allocated to participants at December 31, 2023 and 2022 totaled 166,664 and 154,997 respectively, and there were no unallocated shares. These shares are treated as outstanding for purposes of calculating earnings per share and dividends on these shares are included in the Consolidated Statements of Stockholders’ Equity.

The Company’s ESOP includes a put option for shares of the Company’s common stock distributed from the ESOP. Shares are distributed from the ESOP primarily to separated vested participants and certain eligible participants who elect to diversify their account balances. Since the Company’s common stock is not currently traded on an established securities market, if the owners of distributed shares desire to sell their shares, the Company is required to purchase the shares at fair value during two put option periods following the distribution of the shares from the ESOP. The first put option period is within sixty days following the distribution of the shares from the ESOP. The second put option period begins on the first day of the fifth month of the plan year for a sixty day period. The fair value of distributed shares subject to the put option totaled $0 as of December 31, 2023 and December 31, 2022. The cost of the ESOP shares totaled $4.48 million and $4.16 million as of December 31, 2023 and December 31, 2022, respectively. Due to the Company’s obligation under the put option, the distributed shares and ESOP shares are classified as temporary equity in the mezzanine section of the consolidated statements of financial condition and totaled $4.48 million and $4.16 million as of December 31, 2023 and December 31, 2022, respectively. The fair value of the ESOP shares totaled $6.17 million and $5.93 million as of December 31, 2023 and December 31, 2022, respectively.

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

A summary of the Company’s affordable housing tax credit investments as of December 31 is as follows:

	2023	2022
Affordable housing tax credit investments included in other assets	$7,151	$3,494
Tax credits and other tax benefits recognized	533	708
Tax credit amortization expense included in provision for income taxes	516	521

(14) Related Party Transactions

The Company conducts transactions with its directors and executive officers, including companies in which such directors and executive officers have a beneficial interest, in the normal course of business. It is the Company’s policy to comply with federal regulations that require that loan and deposit transactions with directors and executive officers be made on substantially the same terms as those prevailing at the time for comparable loans and deposits to other persons. At December 31, 2023 and 2022, deposits from directors, executive officers and their related interests aggregated approximately $10.8 million and $19.1 million, respectively. These deposits were taken in the normal course of business at market interest rates.

The following is a summary of activity for related party loans for 2023 and 2022 (in thousands):

	2023	2022
Balance at beginning of year	$8,018	$6,875
New loans	2,199	7,684
Repayments	(1,799)	(6,541)
Balance at end of year	$8,418	$8,018

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier 1 Capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 Capital (as defined) to average assets (as defined). Management believes, as of December 31, 2023 and 2022, that the Company and the Bank meet all capital adequacy requirements to which it is subject.

As of December 31, 2023 and 2022, the most recent notification from the regulators categorized the Company and the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company and the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed our category.

The following table presents the Company's and the Bank’s capital amounts and ratios with the required minimum levels for capital adequacy purposes including the phase in of the capital conservation buffer under Basel III and minimum levels to be well capitalized (as defined) under the regulatory prompt corrective action regulations.

As of December 31, 2023:	Actual		Required For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Regulations (1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
River Financial Corporation
Total Capital (To Risk-Weighted Assets)	$306,917	12.948%	$248,890	>= 10.500%	N/A	N/A
Common Equity Tier 1 Capital (To Risk- weighted Assets)	237,927	10.037%	165,935	>= 7.000%	N/A	N/A
Tier 1 Capital (To Risk-Weighted Assets)	237,927	10.037%	201,492	>= 8.500%	N/A	N/A
Tier 1 Capital (To Average Assets)	237,927	7.505%	126,810	>= 4.000%	N/A	N/A

River Bank:
Total Capital (To Risk-Weighted Assets)	$303,279	12.794%	$248,892	>= 10.500%	$237,040	>= 10.000%
Common Equity Tier 1 Capital (To Risk- weighted Assets)	274,289	11.571%	165,928	>= 7.000%	$154,076	>= 6.500%
Tier 1 Capital (To Risk-Weighted Assets)	274,289	11.571%	201,484	>= 8.500%	$189,632	>= 8.000%
Tier 1 Capital (To Average Assets)	274,289	8.652%	126,807	>= 4.000%	$158,508	>= 5.000%
(1) the prompt corrective action provisions are applicable at the Bank level only.

As of December 31, 2022:	Actual		Required For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
River Financial Corporation
Total Capital (To Risk-Weighted Assets)	$244,657	12.423%	$206,786	>= 10.500%	N/A	N/A
Common Equity Tier 1 Capital (To Risk- weighted Assets)	180,347	9.157%	137,865	>= 7.000%	N/A	N/A
Tier 1 Capital (To Risk-Weighted Assets)	180,347	9.157%	167,407	>= 8.500%	N/A	N/A
Tier 1 Capital (To Average Assets)	180,347	6.722%	107,317	>= 4.000%	N/A	N/A

River Bank:
Total Capital (To Risk-Weighted Assets)	$242,168	12.296%	$206,789	>= 10.500%	$196,942	>= 10.000%
Common Equity Tier 1 Capital (To Risk- weighted Assets)	217,858	11.062%	137,860	>= 7.000%	128,013	>= 6.500%
Tier 1 Capital (To Risk-Weighted Assets)	217,858	11.062%	167,401	>= 8.500%	157,554	>= 8.000%
Tier 1 Capital (To Average Assets)	217,858	8.120%	107,315	>= 4.000%	134,144	>= 5.000%

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

Investment Securities

Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities include those traded on an active exchange such as the New York Stock Exchange. Level 2 securities include U.S. Treasury Securities, mortgage-backed securities issued by government sponsored enterprises and municipal bonds. Securities classified as Level 3 include asset-backed securities in less liquid markets.

Loans and Mortgage Loans Held for Sale

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for credit losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered individually evaluated. When a loan is identified as individually evaluated, management measures impairment using one of three methods. These methods include collateral value, market value of similar debt, and discounted cash flows. Those individually evaluated loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At December 31, 2023 and 2022, individually evaluated /impaired loans were evaluated based on the fair value of the collateral. Impaired loans where an allowance is established based on the fair value of collateral, or loans that are charged down according to the fair value of collateral, require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price, the Company records the impaired loan as nonrecurring Level 2. When the fair value is based on an appraised value, the Company records the impaired loan as nonrecurring Level 3.

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The tables below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis as of December 31, 2023 and 2022 (in thousands). There were 7 transfers between levels during both 2023 and 2022 (in thousands).

	Fair Value Measurements At Reporting Date Using:
		Quoted Prices
		In Active	Significant
		Markets For	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
December 31, 2023:	Fair Value	(Level 1)	(Level 2)	(Level 3)
Securities available-for-sale:
Residential mortgage -backed	$357,300	$-	$357,300	$-
U.S. treasuries	120,052	-	120,052	-
U.S. government agencies	63,566	-	63,566	-
State, county, and municipal	64,661	-	64,661	-
Corporate obligations	15,512	-	15,512	-
Totals	$621,091	$-	$621,091	$-

	Fair Value Measurements At Reporting Date Using:
		Quoted Prices
		In Active	Significant
		Markets For	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
December 31, 2022:	Fair Value	(Level 1)	(Level 2)	(Level 3)
Securities available-for-sale:
Residential mortgage -backed	$390,037	$-	$390,037	$-
U.S. treasuries	117,629	-	117,629	-
U.S. government agencies	66,362	-	66,362	-
State, county, and municipal	75,863	-	75,863	-
Corporate obligations	15,996	-	10,375	5,621
Totals	$665,887	$-	$660,266	$5,621

The Company's policy is to recognize transfers in and transfers out of levels 1, 2 and 3 as of the end of a reporting period. In 2022, there were 7 subordinated notes that were transferred from level 2 into level 3 due to there not being sufficient observable market data to classify them in level 1 or 2. During 2023, these subordinated notes were transferred back into level 2 due to there being significant observable market data. The table below presents the transfer activity during both 2023 and 2022 (in thousands).

	Significant Unobservable Inputs (Level 3)
	2023	2022
Balance at beginning of year	$5,621	$-
Additions	-	-
Transfers into Level 3	-	5,621
Transfers out of Level 3	(5,621)	-
Balance at end of year	$-	$5,621

Assets Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a nonrecurring basis are included in the table below as of December 31, 2023 and 2022 (in thousands).

	Fair Value Measurements At Reporting Date Using:
		Quoted Prices
		In Active	Significant
		Markets For	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
December 31, 2023:	Fair Value	(Level 1)	(Level 2)	(Level 3)
Individually evaluated loans	$5,360	$-	$-	$5,360
Foreclosed assets	92	-	-	92
Totals	$5,452	$-	$-	$5,452

	Fair Value Measurements At Reporting Date Using:
		Quoted Prices
		In Active	Significant
		Markets For	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
December 31, 2022:	Fair Value	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$8,255	$-	$-	$8,255
Foreclosed assets	609	-	-	609
Totals	$8,864	$-	$-	$8,864

The Company has estimated the fair values of these assets using Level 3 inputs, specifically the appraised value of the collateral. In determining the estimated net realizable value of the underlying collateral of individually evaluated loans and foreclosed assets, the Company primarily uses third-party appraisals or broker opinions which may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available and include consideration of variations in location, size, and income production capacity of the property. Additionally, the appraisals are periodically further adjusted by the Company in consideration of charges that may be incurred in the event of foreclosure and are based on management’s historical knowledge, changes in business factors and changes in market conditions. Because of the high degree of judgment required in estimating the fair value of collateral underlying individually evaluated loans and foreclosed assets and because of the relationship between fair value and general economic conditions, the Company considers the fair value of individually evaluated loans and foreclosed assets to be highly sensitive to changes in market conditions. For the significant unobservable input, we used appraisal discounts and the weighted average input of 15-20% was used. As of December 31, 2022 under the incurred methodology ASC 310-10-35, Receivables, the individually evaluated loans were known as impaired loans.

The estimated fair values and related carrying values of the Company’s financial instruments at December 31, 2023 and 2022 were as follows (amounts in thousands):

		Estimated Fair Value
	Carrying
December 31, 2023:	Amount	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$72,547	$72,547	$-	$-
Certificates of deposit in banks	4,218	-	4,218	-
Securities held-to-maturity	126,793	-	103,174	-
Securities available-for-sale	621,091	-	621,091	-
Loans held for sale	4,595	-	4,595	-
Loans receivable	2,211,015	-	2,180,082	5,360
Accrued interest receivable	14,091	-	14,091	-
Bank owned life insurance	47,001	-	47,001	-
Restricted equity securities	13,433	-	-	13,433
Financial liabilities:
Deposits	2,730,655	-	2,574,801	-
Securities sold under agreements to repurchase	16,731	-	16,731	-
Federal Home Loan Bank advances	230,000	-	229,430
Subordinated debentures, net of loan costs	39,492		30,944
Accrued interest payable	2,178	-	2,178

		Estimated Fair Value
	Carrying
December 31, 2022:	Amount	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$74,826	$74,826	$-	$-
Certificates of deposit in banks	4,165	-	4,165	-
Securities held-to-maturity	131,581	-	105,277	-
Securities available-for-sale	665,887	-	660,266	5,621
Loans held for sale	3,413	-	3,413	-
Loans receivable	1,778,817	-	1,708,410	8,255
Accrued interest receivable	10,083	-	10,083	-
Bank owned life insurance	46,395	-	46,395	-
Restricted equity securities	5,685	-	-	5,685
Financial liabilities:
Deposits	2,514,199	-	2,307,026	-
Securities sold under agreements to repurchase	8,181	-	8,181	-
Federal Home Loan Bank advances	95,000	-	95,091	-
Federal Reserve Bank discount window borrowings	25,000	-	25,000	-
Subordinated debentures, net of loan costs	39,419	-	31,039	-
Accrued interest payable	1,296	-	1,296	-

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

(17) River Financial Corporation (Parent Company Only) Financial Information

STATEMENTS OF FINANCIAL CONDITION

(in thousands)

	December 31,
	2023	2022
Assets
Cash	$4,206	$2,425
Investment in River Bank & Trust	239,185	175,694
Deferred income taxes	16	18
Other assets	-	23
Total assets	$243,407	$178,160
Liabilities
Subordinated debentures, net of loan costs	39,492	39,419
Accrued expenses	568	555
Other liabilities	526	-
Total liabilities	40,586	39,974
Common stock related to 401(k) Employee Stock Option Plan	4,483	4,160
Stockholders' equity
Common stock	7,670	6,666
Additional paid in capital	137,017	104,294
Retained earnings	124,333	100,826
Accumulated other comprehensive loss	(64,003)	(71,564)
Unvested restricted stock	(1,700)	(1,730)
Treasury stock, at cost	(496)	(306)
Common stock related to 401(k) Employee Stock Option Plan	(4,483)	(4,160)
Total stockholders' equity	198,338	134,026
Total equity	202,821	138,186
Total liabilities and stockholders' equity	$243,407	$178,160

STATEMENTS OF INCOME

(in thousands)

	Year Ended December 31,
	2023	2022
Other income	$719	$-
Total income	719	-
Interest expense - note payable	520	-
Interest expense - subordinated debentures	1,669	1,679
Legal and other professional fees	137	104
Data processing expense	1	5
Stockholders' meeting expense	32	27
Other expenses	324	290
Total expenses	2,683	2,105
Net loss before tax benefit	(1,964)	(2,105)
Applicable income tax benefit	(491)	(526)
Net loss before undistributed net income of River Bank & Trust	(1,473)	(1,579)
Equity in undistributed net income of River Bank & Trust	28,212	29,508
Net income	$26,739	$27,929

STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2023	2022
Net income	$26,739	$27,929
Adjustments to reconcile net income to net cash used for operating activities:
Equity in undistributed net income of River Bank & Trust	(28,212)	(29,508)
Deferred income tax	2	27
Amortization of debt issuance costs	73	75
(Increase) decrease in operating assets and (decrease) increase in operating liabilities:
Other assets	23	(23)
Accrued expenses and other liabilities	539	6
Net cash used for operating activities	(836)	(1,494)
Cash Flows used for investing activities:
Capital contribution to bank subsidiary	(27,218)	(1,500)
Net cash used for investing activities	(27,218)	(1,500)
Cash flow (used for) from financing activities:
Proceeds from issuance of line of credit	12,000	-
Repayment of line of credit	(12,000)	-
Proceeds from exercise of stock options	354	574
Proceeds from issuance of common stock	32,930	-
Purchase of treasury stock	(1,080)	(1,365)
Sale of treasury stock	839	1,134
Cash dividends	(3,208)	(2,918)
Net cash (used for) from financing activities	29,835	(2,575)
Net change in cash	1,781	(5,569)
Cash at beginning of year	2,425	7,994
Cash at end of year	$4,206	$2,425

(18) Goodwill and Intangible Assets

At the close of business on October 31, 2019, the Company recorded goodwill of $9.5 million associated with the Trinity merger. In addition to the goodwill recorded for the Trinity merger, the Company recorded a core deposit intangible asset of approximately $1.0 million. The core deposit intangible asset is amortized using an accelerated method over ten years from the date of the merger. Amortization expense of $129 thousand and $149 thousand was recorded in 2023 and 2022, respectively.

At the close of business on October 31, 2018, the Company recorded goodwill of $8.2 million associated with the PSB merger. In addition to the goodwill recorded for the PSB merger, the Company recorded a core deposit intangible asset of approximately $4.65 million. The core deposit intangible asset is amortized using an accelerated method over ten years from the date of the merger. Amortization expense of $496 thousand and $588 thousand was recorded in 2023 and 2022, respectively.

At the close of business December 31, 2015, the Company recorded goodwill of $9.41 million associated with the Keystone merger. During 2016, an adjustment of $640 thousand was made to increase the amount of goodwill. The adjustment was made to the value of stock options and warrants assumed in the Keystone merger. The adjustments were made following the Company’s review of additional information that existed at the time of the merger. The adjustment to goodwill increased shareholders’ equity $640 thousand. In addition to the goodwill recorded for Keystone, the Company recorded a core deposit intangible asset of approximately $2.8 million. The core deposit intangible asset is amortized using an accelerated method over eight years from the date of the merger. Amortization expense of $46 thousand and $132 thousand was recorded in 2023 and 2022, respectively.

Changes to the carrying amount of goodwill for the years ended December 31, 2023 and 2022 are provided in the following table.

	2023	2022
Balance at beginning of year	$27,817	$27,817
Balance at end of year	$27,817	$27,817

A summary of core deposit intangible assets as of December 31, 2023 and 2022 is set forth below.

	2023	2022
Gross carrying amount	$8,433	$8,433
Less: accumulated amortization	(6,988)	(6,317)
Net carrying amount	$1,445	$2,116

Estimated amortization expenses related to the core deposit intangible assets for the next five years are as follows:

	Keystone	PSB	Trinity	Total
2024	$-	$404	$109	$513
2025	-	311	89	400
2026	-	219	68	287
2027	-	127	48	175
2028	-	34	28	62
Afterward	-	-	8	8
	$-	$1,095	$350	$1,445

Note 19 – Leases

A lease is defined as a contract, or part of a contract, that conveys the right to control the use of identified property, plant or equipment for a period of time in exchange for consideration. The Company has adopted ASU No. 2016-02 “Leases” (Topic 842) and all subsequent ASUs that modified Topic 842. For the Company, Topic 842 primarily affected the accounting treatment for operating lease agreements in which the Company is the lessee.

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

The following table represents the consolidated statements of financial condition classification of the Company’s ROU assets and lease liabilities. The Company elected not to include short-term leases (i.e., leases with initial terms of twelve months or less), or equipment leases (deemed immaterial) on the consolidated statements of condition.

Lease Right-of-Use Assets	Classification on Consolidated Statement of Financial Condition	December 31, 2023	December 31, 2022
Operating lease right-of-use assets	Other Assets	$3,243	$3,582

Lease Liabilities	Classification on Consolidated Statement of Financial Condition	December 31, 2023	December 31, 2022
Operating lease liabilities	Accrued interest payable and other liabilities	$3,407	$3,716

The calculated amount of the ROU assets and lease liabilities in the table above are impacted by the length of the lease term and the discount rate used to present value the minimum lease payments. The Company’s lease agreements often include one or more options to renew at the Company’s discretion. If at lease inception, the Company considers the exercising of a renewal option to be reasonably certain, the Company will include the extended term in the calculation of the ROU asset and lease liability. The exercise of lease renewal options is typically at the Company's sole discretion; therefore, a majority of renewals to extend lease terms are not included in the right-of-use assets and lease liabilities as they are not reasonably certain to be exercised. Renewal options are regularly evaluated and when they are reasonably certain to be exercised, are included in lease terms. Regarding the discount rate, Topic 842 requires the use of the rate implicit in the lease whenever this rate is readily determinable. As this rate is rarely determinable, the Company utilizes its incremental borrowing rate at lease inception, on a collateralized basis, over a similar term. For operating leases existing prior to January 1, 2019, the rate for the remaining lease term as of January 1, 2019 was used.

	December 31, 2023	December 31, 2022
Weighted-average remaining lease term for operating leases	8.50 Years	9.62 Years
Weighted-average discount rate for operating leases	6.00%	6.00%

Future minimum payments for operating leases with initial or remaining terms of one year or more as of December 31, 2023 were as follows:

Operating Leases
January 1, 2024 - December 31 2024	$805
January 1, 2025 - December 31 2025	678
January 1, 2026 - December 31 2026	479
January 1, 2027 - December 31 2027	415
January 1, 2028 - December 31 2028	378
Afterward	1,705
Total future minimum lease payments	4,460
Amounts representing Interest	(1,053)
Present value of net future minimum lease payments	$3,407

Total rent expense for 2023 and 2022 was approximately $1.0 million and $853 thousand, respectively.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

There were no disagreements with accountants regarding accounting and financial disclosure matters during the year ended December 31, 2023.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company has carried out an evaluation under the supervision and with participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even the effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2023, the Company’s disclosure controls and procedures are effective in ensuring that material information relating to the Company required to be disclosed in reports that if files or submits under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods and is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the year ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control Integrated Framework (2013). Based on its assessment and those criteria, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2023.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2023, has been audited by Mauldin & Jenkins, LLC, an independent registered public accounting firm, as stated in their report herein – “Report of Independent Registered Public Accounting Firm.”

Item 9B. Other Information

Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our Directors and Executive Officers

The following table sets forth the name, age, and position, as of December 31, 2023 of the individuals who currently serve as our executive officers and directors.

Name	Age	Position	Director Since
Larry Puckett	81	Director and Chairman of the Board of Directors	2006
W. Murray Neighbors	74	Director and Vice Chairman of the Board of Directors	2015	[1]
James M. Stubbs	61	Director and Chief Executive Officer	2006
Gerald R. Smith, Jr.	70	Director and President	2015	[1]
Vernon B. Taylor	59	Director	2006
Jimmy L. Ridling	79	Director	2006
John A. Freeman	76	Director	2015	[1]
Brian McLeod	55	Director	2019	[3]
Charles E. Herron	66	Director	2019
Charles Moore, III	44	Director	2019	[2]
Jason B. Davis	45	Executive Vice President, CFO, Secretary of the Board of Directors	2021	[4]
Gene C. Crane	59	Executive Vice President, River Region President, Business Banking Manager	2021

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

W. Murray Neighbors was appointed as a director and Vice Chairman of the board of directors in 2015. He currently serves as Vice Chairman of the board of directors of both River Financial Corporation and River Bank & Trust. Mr. Neighbors was one of the original members and founders of the board of directors and served as Chairman of the board of directors of Keystone Bancshares, Inc. and Keystone Bank in 2007. He is retired from the US Treasury Department, but remains an active developer of commercial and residential properties in Auburn, AL. Mr. Neighbors is also very active in his community as he has served as a member of the City of Auburn’s Commercial Development Authority, on the Business Development Committee for the Auburn Chamber of Commerce, as the Treasurer of the Lee County Rotary Club, and on the Lee County Planning Commission.

James M. Stubbs was one of the founding directors, President and Chief Executive Officer of River Bank & Trust in 2006. He was appointed as a director of the board of directors and Chief Executive Officer of River Financial Corporation and River Bank & Trust in 2015, in which he currently serves in this capacity. He has over thirty-five years of commercial banking experience. Specifically, Mr. Stubbs served as a Vice President in the Consumer and Commercial Lending Departments of Aliant Bank from June 1986 through June 1997. Subsequently, he served as an Area President for Colonial Bank from June 1997 through February 2005, when he left to begin the formation of River Bank & Trust. Mr. Stubbs’ community involvement includes serving on numerous business and non-profit boards.

Gerald R. Smith, Jr. has served on the Board of Directors and as President of River Financial Corporation and River Bank & Trust since 2015. Mr. Smith was a founding director and served as Chief Executor Officer for Keystone Bank, prior to the merger with River Bank & Trust. Mr. Smith also brings 50 years of banking experience and a long history of community involvement in Gadsden, AL. He previously served as City President for AmSouth, and later as the Area Executive of North Alabama for AmSouth Bank. Mr. Smith holds a vast knowledge of loan and deposit operations, as well as central loan underwriting.

Vernon B. Taylor was one of the founding directors of River Bank & Trust in 2006, and is currently serving as a Director of River Financial Corporation and River Bank & Trust. He has been in aviation for over 30 years, and served as a pilot in the US Air Force. Mr. Taylor later founded and directed two aviation service companies based in the River Region, MTW Aerospace Inc. and Universal Turbine Parts. He currently serves on the board of MTW Aerospace Inc. and is an investor in local commercial real estate. Mr. Taylor is very active in the community while serving on several local boards.

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

John A. Freeman was appointed as a director of the board of directors in 2015. Mr. Freeman was one of the founding directors of Keystone Bank in 2007, and is currently serving as a director of River Financial Corporation and River Bank & Trust. He is the owner of Freeman Land Development, Inc., and has a long history as a community and civic leader in the Gadsden area. He also previously served as an advisory director of Superior Bank in Gadsden, AL, and as a member of Jacksonville board of visitors.

Brian R. McLeod was appointed as a director of the River Financial Corporation board of directors in 2019, and is currently serving in this capacity. Mr. McLeod was also one of the founding directors of Trinity Bank, prior to the merger in 2019. He is currently a partner with Brunson, Wilkerson, Bowden & Associates, P.C., a CPA firm serving the wiregrass region. Prior to that, he served as Vice President of Finance and Operations and director at The National Security Group, Inc. for over 30 years. He is a native of Coffee County, and served as the Board Chairman of the Wiregrass United Way Board of Trustees and the Coffee County Board of Education. Mr. McLeod also serves on the Board of Directors of Coffee County Habitat for Humanity, a member of the Elba Lions Club, while attending Hebron Baptist Church. He holds a Bachelor of Science degree from Troy University and a Master of Science degree from the College for Financial Planning and Florida State University. In addition, Mr. McLeod is a Certified Public Accountant and Chartered Global Management Accountant.

Charles E. Herron was one of the founding directors of River Bank & Trust in 2006, and was appointed as a director of both River Financial Corporation and River Bank & Trust in 2019, in which he currently serves in this capacity. Mr. Herron has worked in the land and timber business in Alabama for over 35 years. He is the owner and President of Rock Springs Land & Timber, Inc., and an ardent supporter of hunting and outdoor conservation efforts. Mr. Herron received the Governor’s Conservation Achievement Award for Conservation Educator of the Year in 2011. He has also supported the Alabama Loggers Council, the Alabama Forestry Association, and is a member of the Montgomery Area Chamber of Commerce Committee of 100.

Charles Moore, III was elected as a director of the River Bank & Trust board of directors in 2018, and as a director of both River Financial Corporation and River Bank & Trust in 2019, in which he currently serves in this capacity. Mr. Moore is a partner in the Birmingham office of the Bradley law firm, where he focuses on commercial lending and the representation of community banks. He is a native of Clanton, Alabama, and served on the board of directors of Peoples Southern Bank for ten years leading up to the 2018 merger with River. Mr. Moore also serves on the executive committee of Junior Achievement of Alabama, a nonprofit organization that teaches financial literacy, entrepreneurship, and workforce readiness in grades K-12. He is graduate of Vanderbilt University and the University of Virginia School of Law.

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

Board Size and Composition

RB&T currently has 23 Directors total, but only 10 of those Directors serve on River Financial Corporation’s Board of Directors. Our directors are elected for a one-year term and hold office until their successors are duly elected and qualified, or until their earlier death, resignation or removal.

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

Audit/Compliance Committee

The Company’s board relies upon the audit committee of RB&T to perform the required duties under 12 C.F.R. § 363.5 for insured depository institutions, and the Alabama Banking Department’s policy on Audit and Risk Management Standards for Alabama, State Chartered Banks. These duties include the appointment, compensation and oversight of the independent public accountant who performs services under the FDIC's Part 363, and reviewing with management and the independent public accountant the basis for the reports issued under Part 363. The current members of the Audit/Compliance Committee are Lynn Carter, W. Murray Neighbors, David Smith, David Thrasher, and Charles Moore, III. The Board of Directors of the Company and RB&T have determined that W. Murray Neighbors is a financial expert for purposes of the audit committee. Mr. Neighbors retired from a twenty-six year career in federal financial criminal investigations and management oversight where he served as the Director of Review and Program Evaluation for the Criminal Investigation Division of the U.S. Treasury Department. Mr. Neighbors is also an independent director.

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

Additional Information Concerning Directors

With the exception of the legacy Keystone directors and executive officers and Messrs. Moore and McLeod, none of the directors or executive officers were selected pursuant to any arrangement or understanding, other than with our directors and executive officers acting within their capacities as such. There are no family relationships among our directors and executive officers. None of our directors or executive officers serves as a director of any other company that has a class of securities registered under, or that is subject to the periodic reporting requirements of, the Exchange Act, or any investment company registered under the Investment Company Act of 1940. Messrs. Moore and McLeod were added as directors in 2019 as a result of acquisitions. None of our directors or executive officers has been involved in any legal proceedings during the past 10 years that are material to an evaluation of the ability or integrity of any of our directors or executive officers or in which such director or officer had or has a material interest adverse to us or any of our subsidiaries. The principal occupation and employment during the past five years of each of our directors and executive officers was carried on, in each case except as specifically identified above, with a corporation or organization that is not a parent, subsidiary or other affiliate of us. The stock ownership with respect to each of our directors and executive officers is set forth in the table entitled “Security Ownership of Certain Beneficial Owners and Management” under Item 12 below.

Insider Trading Policy

On December 20, 2023, the board of directors of the Company adopted an Insider Trading Policy. Transactions in Company securities by officers, directors, employees and the Company itself are required to be made in accordance with such policy, which, among other things, requires that the transactions be in accordance with applicable U.S. federal securities laws that prohibit trading while in possession of material nonpublic information. The policy is an exhibit to this Form 10-K. Our insider trading policy also permits our executive officers and directors to enter into trading plans in accordance with SEC Rule 10b5-1 which permit insider trading under specified circumstances.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics (“Code”) that all of the bank’s employees, officers and directors must abide by. The Code is approved on an annual basis, and a receipt of acknowledgment and understanding of the Code is required annually by the directors of the board and all bank employees. We will provide, free of charge, a copy of our code to any person upon request made in writing to Karen Thompson Smith, VP Shareholder Relations, P.O. Box 680249, Prattville, Alabama 36068, or by email, ksmith@river.bank. The Code may also be found on our website at www.riverbankandtrust.com.

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

Equity Awards. Our named executive officers participate in the 2015 Incentive Stock Compensation Plan. See plan details on the following page. Grants of equity to our named executive officers under the Incentive Plan have consisted of option awards. These grants provide our named executive officers with the appropriate incentives to continue in our employ and to improve our growth and profitability, serve to align the interests of our named executive officers with our stockholders, and reward our named executive officers for improved Company performance. Any grant recommendations are presented to the Compensation Committee for approval, and then presented to the full board through an Executive Session for approval.

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

SERP Arrangements. The Bank has a non-qualified supplemental executive retirement plan (SERP) for each of its named executive officers. The SERP is an employer paid deferred compensation agreement that provides a life-time supplemental retirement income to the employee based on certain vesting and other requirements. The benefits are paid annually upon retirement provided the executive is in good standing with the Bank. The approximate annual payments to each of the named executive officers at retirement would be $150 thousand for Mr. Stubbs, $75 thousand for Mr. Smith, $75 thousand for Mr. Davis, and $75 thousand for Mr. Crane.

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

Summary Compensation Table

The following table sets forth, for the years ended December 31, 2023, December 31, 2022, and December 31, 2021 , a summary of the compensation paid to or earned by our named executive officers from the Company.

				Restricted	Non-Equity
			Option (1)	Stock (3)	Incentive Plan	All Other (2)
Name and Principal Position	Year	Salary ($)	Awards ($)	Awards ($)	Compensation ($)	Compensation ($)	Total ($)
James M. Stubbs	2023	$364,036	$-	$-	$112,500	$44,704	$521,240
Chief Executive Officer	2022	$326,007	$-	$187,200	$130,995	$41,926	$686,128
	2021	$319,615	$-	$-	$208,694	$41,021	$569,329
Gerald R. Smith, Jr	2023	$293,192	$-	$-	$75,000	$47,716	$415,908
President	2022	$269,276	$-	$124,800	$108,200	$43,688	$545,964
	2021	$263,996	$-	$-	$172,377	$42,162	$478,535
Kenneth H. Givens	2023	N/A	N/A	N/A	N/A	$-	N/A
Chief Financial Officer (Retired 6/4/2021)	2022	N/A	N/A	N/A	N/A	$-	N/A
	2021	$104,582	$-	$-	$43,974	$18,071	$166,627
Jason B. Davis	2023	$204,538	$-	$-	$60,000	$21,304	$285,842
Chief Financial Officer (Effective 6/4/2021)	2022	$152,333	$-	$62,400	$55,900	$20,327	$290,960
	2021	$147,169	$2,372	$-	$56,250	$18,186	N/A
Gene Crane	2023	$244,500	$-	$-	$61,250	$35,810	$341,560
Business Banking Manager	2022	$215,575	$-	$62,400	$70,500	$30,478	$378,953
	2021	$203,077	$-	$-	$102,000	$24,073	N/A

(1)
Represents the aggregate grant date fair value of options and warrants calculated in accordance with FASB Topic 718 as set forth in footnote 1 of River’s financial statements.
(2)
All other compensation:
a.
All other compensation for Mr. Stubbs in 2023 includes director fees ($20,000), medical and dental insurance ($6,467), life insurance / accidental death & dismemberment ($1,098), long term disability ($336), company vehicle ($1,970), and company match on the 401(K) ($13,200).
b.
All other compensation for Mr. Stubbs in 2022 includes director fees ($16,500), medical and dental insurance ($7,173), life insurance / accidental death & dismemberment ($1,098), long term disability ($336), company vehicle ($2,566), and company match on the 401(K) ($12,200).
c.
All other compensation for Mr. Stubbs in 2021 includes director fees ($15,000), medical and dental insurance ($7,534), life insurance / accidental death & dismemberment ($1,098), long term disability ($336), company vehicle ($3,153), and company match on the 401(K) ($11,600).
d.
All other compensation for Mr. Smith in 2023 includes director fees ($20,000), medical and dental insurance ($9,438), gap insurance ($1,632), life insurance / accidental death & dismemberment ($558), long term disability ($336), company vehicle ($2,552), and company match on the 401(K) ($13,200).
e.
All other compensation for Mr. Smith in 2022 includes director fees ($16,500), medical and dental insurance ($9,596), gap insurance ($1,793), life insurance / accidental death & dismemberment ($720), long term disability ($336), company vehicle ($2,543), and company match on the 401(K) ($12,200).
f.
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
h.
All other compensation for Mr. Davis in 2023 includes medical and dental insurance ($9,682, gap insurance ($2,115), life insurance / accidental death & dismemberment ($990), long term disability ($336), and company match on the 401(K) ($8,181).

i.
All other compensation for Mr. Davis in 2022 includes medical and dental insurance ($8,855), gap insurance ($2,303), life insurance / accidental death & dismemberment ($990), long term disability ($336), and company match on the 401(K) $7,843.
j.
All other compensation for Mr. Davis in 2021 includes medical and dental insurance ($8,173), gap insurance ($2,300), life insurance / accidental death & dismemberment ($990), long term disability ($336), and company match on the 401(K) ($6,387).
k.
All other compensation for Mr. Crane in 2023 includes medical and dental insurance ($12,158), gap insurance ($2,115), life insurance / accidental death & dismemberment ($1,098), long term disability ($336), company vehicle ($7,503), and company match on the 401(K) ($12,600).
l.
All other compensation for Mr. Crane in 2022 includes medical and dental insurance ($10,275), gap insurance ($2,303), life insurance / accidental death & dismemberment ($1,098), long term disability ($336), company vehicle ($4,295), and company match on the 401(K) ($12,171).
m.
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

2006 & 2015 Incentive Stock Compensation Plans

General. The 2015 Incentive Stock Compensation (“Incentive Plan”) Plan was approved by our stockholders at a special called meeting on December 1, 2015. The purpose of the Incentive Plan is to promote the long-term success of the Company by providing financial incentives to eligible persons who are in positions to make significant contributions toward such success. The Plan is designed to attract individuals of outstanding ability to employment with the Company, to encourage such persons to acquire a proprietary interest in the Company, and to render superior performance for the Company. The 2015 Incentive Plan provides for the grant of incentive and non-qualified stock options, stock appreciation rights, restricted and unrestricted stock awards, performance awards, and other stock-based awards to our employees, officers, and directors. The 2015 Incentive Plan reserved for issuance a total of 600,000 shares of our common stock, and the 2006 Incentive Plan reserved for issuance a total of 375,000 shares of our common stock, subject to adjustment in the event of a recapitalization, stock split or similar event. As of March 1, 2024, 269,994 shares of our common stock were subject to outstanding options under the 2006 and 2015 Incentive Plans and 128,600 additional shares of our common stock were reserved for issuance under the 2015 Incentive Plan. The 2006 Incentive Plan expired on April 3, 2016.

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

Outstanding Equity Awards at 2023 Fiscal Year-End

The following table sets forth information as of December 31, 2023, concerning outstanding equity awards previously granted to our named executive officers:

	OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
	Option / Warrant awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexerciseable (1)	Option exercise price ($)	Option grant date	Option expiration date	Vesting Period from grant date (Years)
James Stubbs	10,000	-	$15.00	1/14/2015	1/14/2025	5
	40,000	-	$16.00	1/20/2016	1/20/2026	5
	25,000	-	$27.00	11/1/2018	11/1/2028	5
	16,000	4,000	$27.73	11/1/2019	11/1/2029	5
	91,000	4,000

Ray Smith	10,000	-	$16.00	1/20/2016	1/20/2026	5
	20,000	-	$27.00	11/1/2018	11/1/2028	3
	15,000	-	$27.73	11/1/2019	11/1/2029	3
	45,000	-

Gene Crane	1,000	-	$15.00	1/14/2015	1/14/2025	5
	6,000	1,500	$27.00	1/16/2019	1/16/2029	5
	7,000	1,500

Jason Davis	1,000	-	$20.25	4/26/2017	4/26/2027	5
	1,000	-	$24.50	4/26/2018	4/26/2028	5
	2,400	600	$27.00	1/16/2019	1/16/2029	5
	800	200	$27.00	4/26/2019	4/26/2029	5
	2,000	500	$27.73	11/1/2019	11/1/2029	5
	600	400	$28.62	4/26/2020	4/26/2030	5
	400	600	$26.86	4/26/2021	4/26/2031	5
	8,200	2,300

Total	151,200	7,800

(1)
Unexerciseable options are subject to time-vesting requirements ranging from three to five years from the grant date. Options subject to time-vesting period of 5 years and 3 years vest 20% and 33.33% per year, respectively, on the grant anniversary date.

The following table sets forth information as of December 31, 2023, concerning outstanding restricted stock awards previously granted to our named executive officers:

	Restricted Stock
	Number of restricted stock shares granted	Number of restricted stock shares vested	Number of restricted stock shares non-vested	Market value of restricted stock shares non-vested (1)	Restricted stock grant date	Vesting Period from grant date (Years)
James Stubbs	6,000	1,200	4,800	$177,600	1/1/2022	5
Ray Smith	4,000	1,333	2,667	$98,668	1/1/2022	3
Gene Crane	2,000	400	1,600	$59,200	1/1/2022	5
Jason Davis	2,000	400	1,600	$59,200	1/1/2022	5

Total	14,000	3,333	10,667	$394,668
(1) The appraised market value of stock at year end was $37 per share

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

Director Compensation

Fees. The Board may from time to time establish director fees for board and committee meetings to be paid to all directors, including directors who are employed by the Company. Fees are normally paid in December of each year for such years in which services were performed. Fees may be paid in cash or in Company common stock. River Financial Corporation Directors received a director’s fee of $20,000 and $16,500 in 2023 and 2022, respectively.

The following table shows fees paid to those persons who were directors of the Bank in 2023 and 2022.

			DIRECTOR COMPENSATION
Name			Year	Fees earned or paid in cash ($)	(1) (2) Stock Awards ($)	Total ($)
Larry Puckett	(3)		2023	$20,000	N/A	$20,000
Jimmy L. Ridling	(3)	(4)	2023	$11,662	N/A	$20,000
Lynn M. Carter			2023	$20,000	N/A	$20,000
Charles E. Herron	(3)		2023	$5	$19,995	$20,000
Jerry C. Kyser, Jr.			2023	$5	$19,995	$20,000
David R. Thrasher	(3)		2023	$5	$19,995	$20,000
R. Shepherd Morris			2023	$20,000	N/A	$20,000
Bolling P. Starke, III			2023	$20,000	N/A	$20,000
David B. Smith			2023	$5	$19,995	$20,000
Vernon B. Taylor	(3)		2023	$5	$19,995	$20,000
Dorothy Sanford			2023	$20,000	N/A	$20,000
Adolph Weil, III			2023	$20,000	N/A	$20,000
James M. Stubbs	(3)		2023	$5	$19,995	$20,000
Gerald R. Smith, Jr	(3)		2023	$20,000	N/A	$20,000
Banks Herndon		(4)	2023	$6,664	N/A	$20,000
Boles Pegues			2023	$20,000	N/A	$20,000
John A. Freeman			2023	$20,000	N/A	$20,000
Charles Moore, III	(3)		2023	$5	$19,995	$20,000
John Y. Reynolds			2023	$20,000	N/A	$20,000
Brian McLeod	(3)		2023	$20,000	N/A	$20,000
Robbin Thompson			2023	$20,000	N/A	$20,000
Jonathan Traylor			2023	$20,000	N/A	$20,000
Lucian Newman			2023	$5	$19,995	$20,000
W. Murray Neighbors	(3)		2023	$20,000	N/A	$20,000

(1) During 2019, the Company adopted a director fee compensation plan which allows directors to receive all or a portion of their director compensation in the form of Company stock.
(2) The aggregate grant date fair value is computed in accordance with FASB ASC Topic 718.
(3) Holding Company Director. $8,000 of compensation was paid from River Financial Corporation with the remainder paid from the Bank in 2023.
(4) Directors Jim Ridling and Banks Herndon vacated their spots on the board in 2023.

Change in Control Agreements

River Bank & Trust has change in control agreements with Jimmy Stubbs, Chief Executive Officer, Gerald R. Smith, President, Jason B. Davis, Executive Vice President and Chief Financial Offer, and Gene C. Crane, Executive Vice President and Business Banking Manager, and ten other executive officers of the bank. Mr. Stubbs’ and Mr. Smith’s agreements are for a term of 36 months and renew annually, and the agreements for all other executive officers are for 24 months and renew annually.

The agreements define a “change in control” as (a) a change in control as defined by the bank’s primary federal bank regulator; (b) a merger or business combination or contested election where non-employee directors cease to be a majority of directors; (c) the bank transfers all or substantially all of its assets to another entity which is not an affiliate of the bank; (d) the bank is merged with another corporation or entity and less than 60% of the equity interest in the surviving corporation is owned by former shareholders of the bank; or (e) the bank sells or transfers more than 50% of its equity interest to persons not affiliated with the bank.

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

Except for Mr. Stubbs and Mr. Smith, if within two years after a change in control, an executive resigns for good reason or is terminated other than for cause, the executive shall receive a lump sum cash payment equal to (1.5) times the applicable contributions by the Bank for the annual premium for group life, LTD and health insurance benefits.

Mr. Stubbs’ and Mr. Smith’s agreements provide that upon a change in control, each person shall receive a lump sum cash payment equal to 2.99 times the base amount of compensation and if employment is terminated within three years after a change in control, executive shall receive a lump sum cash payment equal to (3) times the applicable contributions by the Bank for the annual premium for group life, LTD and health insurance benefits..

If an employee is terminated for cause, as defined in the agreements, or resigns prior to a change in control, the employee receives no compensation or benefits from the agreement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information about River Financial Corporation’s shares of common stock that may be issued upon exercise of options, warrants, and rights under all of our existing equity compensation plans as of March 1, 2024.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options and Rights	Weighted – Average Exercise Price of Outstanding Options and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column)
Equity compensation plans approved by Security Holders (1)	18,500	$15.19	-
Equity compensation plans approved by Security Holders (2)	251,494	$24.50	128,600
Total	269,994
(1)
These shares reserved for issuance under the 2006 Equity Incentive Compensation Plan.
(2)
These shares reserved for issuance under the 2015 Equity Incentive Compensation Plan.

For a further description of these and other plans, see footnote (12) to the financial statements at Item 8 hereof, and Item 11 hereof.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 1, 2024 by:

•
each of our directors;
•
our Named Executive Officers listed in the Summary Compensation Table;
•
all of our current directors and executive officers as a group; and
•
each stockholder known by us to beneficially own more than 5% of our common stock

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. Shares of common stock that may be acquired by an individual or group within 60 days of March 1, 2024, pursuant to derivative securities, such as options or RSUs, are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table. Percentage of ownership is based on an aggregate of 7,667,055 shares of common stock outstanding as of March 1, 2024.

Except as indicated in footnotes to this table, we believe that the stockholders named in this table have sole voting and investment power with respect to all shares of common stock shown to be beneficially owned by them, based on information provided to us by such stockholder.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percentage of Outstanding Shares (1)
Named Directors & Executive Officers
Larry Puckett	146,085		1.91%
Jim Ridling	100,352		1.31%
Vernon B Taylor	153,496		2.00%
James M Stubbs	276,120	(2)	3.60%
Gerald R Smith, Jr	139,250	(3)	1.82%
W. Murray Neighbors	64,843		0.85%
John A. Freeman	27,996		0.37%
Charles E. Herron	171,487		2.24%
Brian McLeod	16,492		0.22%
Charles Moore, III	21,737		0.28%
Gene C. Crane	28,440	(4)	0.37%
Jason B. Davis	11,300	(5)	0.15%

Executive Officers and Directors as a Group (12 people)	1,157,598		15.10%
5% Stockholders known by us	N/A

(1)
Based upon total outstanding shares as of March 1, 2024. Percentages are calculated for each person assuming the exercise of options or warrants held by such person but that no other person exercises options or warrants. For the directors and executive officers as a group, the percentage is determined by assuming that each director and executive officer exercises all options and warrants but that no other person exercises options or warrants.
(2)
James M. Stubbs’ ownership includes 91,000 vested options not yet exercised. Also includes 41,875 shares held in a trust where Mr. Stubbs is the trustee, but not the beneficiary of the trust.
(3)
Gerald R. Smith, Jr.’s ownership includes 45,000 vested options not yet exercised.
(4)
Gene C. Crane’s ownership includes 8,500 vested options not yet exercised.
(5)
Jason B. Davis’ ownership includes 8,800 vested options not yet exercised.

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

Item 14. Principal Accountant Fees and Services

During the period covering the fiscal years ended December 31, 2023 and 2022, Mauldin & Jenkins, LLC performed the following professional services. The retention of Mauldin & Jenkins, LLC with respect to the services outlined below was approved in advance by the audit committee. In accordance with the Company’s audit committee pre-approval procedures, the audit committee approved the retention of the independent accountants, the length of its engagement, and the services performed. The independent Registered Public Accounting Firm is Mauldin & Jenkins, LLC (PCAOB Firm ID NO. 00669) located in Birmingham, Alabama.

Description	2023	2022
Audit Fees	$201,067	$179,126
Audit-Related Fees	$-	$-
Tax Fees	$-	$9,925
All Other Fees	$-	$-

Item 15. Exhibit and Financial Statement Schedules

Documents Filed as Part of this Report.

(1)
The following financial statements are incorporated by reference from Item 8 hereof:
•
Consolidated Balance Sheets as of December 31, 2023 and 2022;
•
Consolidated Statements of Income for the Years Ended December 31, 2023 and 2022;
•
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2023 and 2022;
•
Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2023 and 2022;
•
Consolidated Statements of Cash Flows for the Years Ended December 31, 2023 and 2022; and
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

19.1	River Financial Corporation Insider Trading Policy (Filed herewith)

21.1

Subsidiaries of River Financial Corporation, filed as Exhibit 21.1 to the Registrant’s Registration Statement on Form S-4, registration no. 333-205986 filed on July 31, 2015 and incorporated herein by reference.

23.1	Consent of Mauldin and Jenkins, LLC (Filed herewith)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended (Filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended (Filed herewith)

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Filed herewith)

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbases Documents

104	Cover Page Interactive File (embedded within the Inline XBRL document)

*	Management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary

Not applicable.

Signatures

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934 the registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Prattville, State of Alabama, on March 12, 2024.

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

* March 12, 2024

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.

To date no annual report or proxy statement has been furnished to shareholders. The registrant shall furnish to the Commission copies of its proxy statement when sent to security holders.