Form 10-Q
period 2024-03-31
River Financial Corp
filed 2024-05-07
CIK 1641601

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 1, 2024, the registrant had 7,664,055 shares of common stock, $1.00 par value per share, outstanding.

Auditor Firm Id:	669	Auditor Name:	Mauldin & Jenkins, LLC	Auditor Location:	Birmingham, Alabama, USA

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that reflect our current views with respect to, among other things, future events and financial performance, which involve substantial risks and uncertainties. Certain statements made in this Quarterly Report on Form 10-Q are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Exchange Act. Forward-looking statements are not historical facts and include any statement that, without limitation, may predict, forecast, indicate or imply future results, performance or achievements instead of historical or current facts and may contain words like “anticipates,” “approximately,” “believes,” “budget,” “can,” “could,” “continues,” “contemplates,” “estimates,” “expects,” “forecast,” “intends,” “may,” “might,” “objective,” “outlook,” “predicts,” “probably,” “plans,” “potential,” “project,” “seeks,” “shall,” “should,” “target,” “will,” or the negative of these terms and other words, phrases, or expressions with similar meaning.

Any forward-looking statements contained in this Quarterly Report on Form 10-Q are based upon our historical performance and on our current plans, estimates and expectations in light of information currently available to us. The inclusion of forward-looking information should not be regarded as a representation by us that the future plans, estimates or expectations will be achieved. Such forward-looking statements are subject to various risks and uncertainties and assumptions relating to our operations, financial results, financial condition, business, prospects, growth strategy and liquidity. Forward-looking statements involve risks and uncertainties which may cause actual results to differ materially from those projected in the forward-looking statements, and the Company cannot give assurances that such statements will prove to be correct. Except as required by law, we undertake no obligation to update any forward-looking statement, whether as a result of new information or otherwise. Given these uncertainties, the reader should not place undue reliance on forward-looking statements as a prediction of actual results. Factors that could cause actual results to differ materially from those projected or estimated by us include those that are discussed herein as well as in our Annual Report on Form 10-K for the year ended December 31, 2023, under “Part I, Item 1A. – Risk Factors,” as well as other unknown risks and uncertainties. Factors that might cause such differences include, but are not limited to:

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
•
The U.S. legal and regulatory framework, changes in such framework, or official or informal mandates directed by state and federal regulators in reports of examination or other mandates could adversely affect our operating results;
•
The interest rate environment may compress margins and adversely affect net interest income and negatively affect the market value of state, county and municipal securities held for investment;
•
Competition from other financial services companies in our markets could adversely affect operations; and
•
Interruption in our business and the businesses of our customers caused by a downturn in the economy and possible weather-related conditions such as tornadoes or hurricanes.

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

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

RIVER FINANCIAL CORPORATION

Consolidated Statements of Financial Condition

(in thousands except share data)

	March 31, 2024	December 31, 2023
	Unaudited	Audited
Assets
Cash and due from banks	$33,038	$32,572
Interest-bearing deposits in banks	134,893	7,975
Federal funds sold	46,000	32,000
Cash and cash equivalents	213,931	72,547

Certificates of deposit in banks	4,218	4,218
Securities held-to-maturity, at amortized cost (fair value of $100,538 and $103,174, respectively)	125,711	126,793
Securities available-for-sale, at fair value (amortized cost of $671,255 and $703,915, respectively)	584,438	621,091
Loans held for sale	4,554	4,595
Loans, net of deferred fees and discounts	2,269,845	2,240,006
Less allowance for credit losses	(29,856)	(28,991)
Net loans	2,239,989	2,211,015
Premises and equipment, net	45,536	45,216
Accrued interest receivable	14,090	14,091
Bank owned life insurance	47,342	47,001
Foreclosed assets	924	92
Deferred income taxes, net	30,784	29,901
Core deposit intangible	1,306	1,445
Goodwill	27,817	27,817
Restricted equity securities	12,526	13,433
Other assets	15,394	15,995
Total assets	$3,368,560	$3,235,250
Liabilities and Shareholders' Equity
Noninterest-bearing deposits	$647,499	$628,415
Interest-bearing deposits	2,246,263	2,102,240
Total deposits	2,893,762	2,730,655
Securities sold under agreements to repurchase	14,588	16,731
Federal Home Loan Bank advances	205,000	230,000
Subordinated debentures, net of loan costs	39,510	39,492
Accrued interest payable and other liabilities	13,490	15,551
Total liabilities	3,166,350	3,032,429
Common stock related to 401(k) Employee Stock Ownership Plan	4,484	4,483
Stockholders' Equity
Preferred stock ($0.01 par value; 1,000,000 shares authorized; no shares issued or outstanding)	-	-
Common stock ($1 par value; 15,000,000 shares authorized; 7,677,124 and 7,670,318 shares issued; 7,664,055 and 7,655,860 shares outstanding at March 31, 2024 and December 31, 2023, respectively)	7,677	7,670
Additional paid-in capital	137,195	137,017
Retained earnings	126,310	124,333
Accumulated other comprehensive loss	(66,934)	(64,003)
Unvested restricted stock	(1,585)	(1,700)
Treasury stock at cost (13,069 and 14,458 shares, respectively)	(453)	(496)
Common stock related to 401(k) Employee Stock Ownership Plan	(4,484)	(4,483)
Total stockholders' equity	197,726	198,338
Total equity	202,210	202,821
Total liabilities and stockholders' equity	$3,368,560	$3,235,250

The accompanying notes are an integral part of these financial statements.

RIVER FINANCIAL CORPORATION

Unaudited Consolidated Statements of Income

(in thousands except per share data)

	For the Three Months Ended:
	March 31,
	2024	2023
Interest income:
Loans, including fees	$33,948	$23,751
Taxable securities	3,390	3,657
Nontaxable securities	346	467
Federal funds sold	419	153
Other interest income	932	617
Total interest income	39,035	28,645
Interest expense:
Deposits	14,644	7,820
Short-term borrowings	132	99
Federal Home Loan Bank advances	2,257	1,187
Subordinated debentures	418	415
Note payable	-	87
Total interest expense	17,451	9,608
Net interest income	21,584	19,037
Provision for credit losses	1,309	1,311
Net interest income after provision for credit losses	20,275	17,726
Noninterest income:
Service charges and fees	1,985	1,738
Investment brokerage revenue	191	163
Mortgage operations	953	650
Bank owned life insurance income	341	310
Net loss on sales of investment securities	(1,432)	-
Other noninterest income	524	219
Total noninterest income	2,562	3,080
Noninterest expense:
Salaries and employee benefits	9,191	8,568
Occupancy expenses	981	908
Equipment rentals, depreciation, and maintenance	524	472
Telephone and communications	126	141
Advertising and business development	249	295
Data processing	1,026	1,020
Foreclosed assets, net	35	10
Federal deposit insurance and other regulatory assessments	724	571
Legal and other professional services	352	365
Other operating expenses	2,074	1,982
Total noninterest expense	15,282	14,332
Income before income taxes	7,555	6,474
Provision for income taxes	1,745	1,367
Net income	$5,810	$5,107

Basic net earnings per common share	$0.76	$0.77
Diluted net earnings per common share	$0.75	$0.76
Dividends per common share	$0.50	$0.48

The accompanying notes are an integral part of these financial statements.

RIVER FINANCIAL CORPORATION

Unaudited Consolidated Statements of Comprehensive Income

(in thousands)

	For the Three Months Ended
	March 31,
	2024	2023
Net income	$5,810	$5,107
Other comprehensive (loss) income, net of tax:
Investment securities available-for-sale:
Net unrealized (losses) gains	(5,263)	12,607
Income tax effect	1,321	(3,166)
Reclassification adjustments for losses realized in net income	1,432	-
Income tax effect	(360)	-
Reclassification adjustment for accretion of unrealized holding loss included in accumulated other comprehensive loss from the transfer of securities from available-for-sale to held-to-maturity	(82)	(2,896)
Income tax effect	21	727
Other comprehensive (loss) income, net of tax	(2,931)	7,272
Comprehensive income	$2,879	$12,379

The accompanying notes are an integral part of these financial statements.

RIVER FINANCIAL CORPORATION

Unaudited Consolidated Statements of Changes in Stockholders' Equity

(in thousands except share and per share data)

	Common Stock	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Unvested Restricted Stock	Treasury Stock	Common Stock Related to ESOP	Total Stockholders' Equity

Balance at December 31, 2023	$7,670	$137,017	$124,333	$(64,003)	$(1,700)	$(496)	$(4,483)	$198,338
Net income	-	-	5,810	-	-	-	-	5,810
Other comprehensive loss, net of tax	-	-	-	(2,931)	-	-	-	(2,931)
Exercise of stock options (6,806 shares)	7	151	-	-	-	-	-	158
Purchase of treasury stock (3,476 shares)	-	-	-	-	-	(118)	-	(118)
Sale of treasury shares (4,865 shares)	-	4	-	-	-	161	-	165
Dividends declared ($0.50 per share)	-	-	(3,833)	-	-	-	-	(3,833)
Stock-based compensation expense	-	23	-	-	115	-	-	138
Change for ESOP related shares	-	-	-	-	-	-	(1)	(1)
Balance at March 31, 2024	$7,677	$137,195	$126,310	$(66,934)	$(1,585)	$(453)	$(4,484)	$197,726

The accompanying notes are an integral part of these financial statements.

RIVER FINANCIAL CORPORATION

Unaudited Consolidated Statements of Cash Flows

(in thousands)

	For the Three Months
	Ended March 31,
	2024	2023
Cash Flows From Operating Activities:
Net Income	$5,810	$5,107
Adjustments to reconcile net income to net cash from operating activities:
Provision for credit losses	1,309	1,311
Provision for losses on foreclosed assets	15	30
Amortization of securities	648	746
Accretion of securities	(102)	(116)
Realized net loss on sales of securities available-for-sale	1,432	-
Accretion of discount on acquired loans	(2)	(3)
Accretion of deferred loan fees / costs	(1,117)	(969)
Amortization of core deposit intangible asset	139	186
Amortization of debt issuance costs	18	19
Stock-based compensation expense	138	134
Bank owned life insurance income	(341)	(310)
Depreciation and amortization of premises and equipment	800	666
(Gain) loss on sales of foreclosed assets	-	(45)
Deferred income tax benefit	99	(114)
(Increase) decrease in operating assets and (decrease) increase in operating liabilities:
Loans held-for-sale	41	(2,023)
Accrued interest receivable	1	(40)
Other assets	601	(549)
Accrued interest payable and other liabilities	(2,061)	1,072
Net cash from operating activities	7,428	5,102
Cash Flows From (Used For) Investing Activities:
Maturity of certificate of deposit	-	245
Activity in securities available-for-sale:
Sales of securities available-for-sale	33,681	-
Maturities, payments, calls of securities available-for-sale	10,610	10,072
Purchases of securities available-for-sale	(13,562)	(4,943)
Activity in securities held-to-maturity:
Maturities, payments, calls of securities held-to-maturity	1,115	1,172
Loan principal originations, net	(30,014)	(106,407)
Proceeds from sale of foreclosed assets	3	426
Purchases of premises and equipment	(1,120)	(1,514)
Redemption (purchase) of restricted equity securities, net	907	(219)
Net cash from (used for) investing activities	1,620	(101,168)
Cash Flows From Financing Activities:
Net increase in deposits	163,107	149,735
Net (decrease) increase in securities sold under agreements to repurchase	(2,143)	8,523
Proceeds from Federal Home Loan Bank advances	-	70,000
Repayment of Federal Home Loan Bank advances	(25,000)	(70,000)
Proceeds from issuance of line of credit	-	12,000
Repayment of Federal Reserve Bank discount window borrowings	-	(25,000)
Proceeds from exercise of common stock options	158	254
Purchase of treasury stock	(118)	(472)
Sale of treasury stock	165	159
Cash dividends	(3,833)	(3,208)
Net cash from financing activities	132,336	141,991
Net Change In Cash And Cash Equivalents	141,384	45,925
Cash and Cash Equivalents At Beginning Of Period	72,547	74,826
Cash and Cash Equivalents At End Of Period	$213,931	$120,751

Supplemental Disclosures Of Cash Flows Information:
Cash Payments For:
Interest paid to depositors	$14,384	$7,696
Interest paid on borrowings	$2,752	$1,835
Non-cash investing and financing activities:
Transfer of loans to foreclosed assets	$850	$-
Restricted stock grant	$-	$53

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

These interim consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and, therefore, certain information and note disclosures normally presented in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) have been omitted or abbreviated. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes as of December 31, 2023, which are contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

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

Note 2 – Reclassifications

Certain prior period amounts have been reclassified to conform to the presentation used in 2024. These reclassifications had no material effect on the operations, financial condition or cash flows of the Company.

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

The reconciliation of the components of the basic and diluted earnings per share is as follows (amounts in thousands):

	For the Three Months
	Ended March 31,
	2024	2023
Net earnings available to common shareholders	$5,810	$5,107
Weighted average common shares outstanding	7,662,887	6,666,765
Dilutive effect of stock options	77,294	91,882
Diluted common shares	7,740,181	6,758,647
Basic earnings per common share	$0.76	$0.77
Diluted earnings per common share	$0.75	$0.76

Note 4 – Investment Securities

The following tables summarize the amortized cost and fair value of securities available-for-sale and securities held-to-maturity and the corresponding amounts of unrealized gains and losses recognized in accumulated other comprehensive loss at March 31, 2024 and December 31, 2023 (amounts in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2024:
Securities available-for-sale:
Residential mortgage-backed	$406,554	$28	$(60,105)	$346,477
U.S. treasury securities	115,822	-	(10,003)	105,819
U.S. govt. sponsored enterprises	61,738	-	(5,317)	56,421
State, county, and municipal	70,397	-	(9,418)	60,979
Corporate debt obligations	16,744	4	(2,006)	14,742
Total available-for-sale	$671,255	$32	$(86,849)	$584,438

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2024:
Securities held-to-maturity:
Residential mortgage-backed	$62,884	$-	$(12,819)	$50,065
State, county, and municipal	62,827	-	(12,354)	50,473
Total held-to-maturity	$125,711	$-	$(25,173)	$100,538

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2023:
Securities available-for-sale:
Residential mortgage-backed	$413,179	$102	$(55,981)	$357,300
U.S. treasury securities	130,713	-	(10,661)	120,052
U.S. govt. sponsored enterprises	68,751	-	(5,185)	63,566
State, county, and municipal	73,514	4	(8,857)	64,661
Corporate debt obligations	17,758	5	(2,251)	15,512
Total available-for-sale	$703,915	$111	$(82,935)	$621,091

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2023:
Securities held-to-maturity:
Residential mortgage-backed	$63,953	$-	$(12,022)	$51,931
State, county, and municipal	62,840	-	(11,597)	51,243
Total held-to-maturity	$126,793	$-	$(23,619)	$103,174

The unrecognized losses on held-to-maturity investment securities presented in the table above do not include unrecognized losses on securities that were transferred from available-for-sale to held-to-maturity totaling $2.54 million at March 31, 2024 and $2.62 million at December 31, 2023. These unrecognized losses are included as a separate component of stockholders' equity and are being amortized over the remaining term of the securities.

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

The following tables summarize securities with unrealized and unrecognized losses as of March 31, 2024 and December 31, 2023 aggregated by major security type and length of time in a continuous unrealized or unrecognized loss position (amounts in thousands):

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2024:
Securities available-for-sale:
Residential mortgage-backed	$6,232	$38	$333,411	$60,067	$339,643	$60,105
U.S. treasury securities	-	-	105,819	10,003	105,819	10,003
U.S. govt. sponsored enterprises	-	-	56,421	5,317	56,421	5,317
State, county & municipal	1,497	4	59,483	9,414	60,980	9,418
Corporate debt obligations	-	-	12,329	2,006	12,329	2,006
Total available-for-sale	$7,729	$42	$567,463	$86,807	$575,192	$86,849

Securities held-to-maturity:
Residential mortgage-backed	$-	$-	$50,065	$12,819	$50,065	$12,819
State, county & municipal	-	-	45,127	12,354	45,127	12,354
Total held-to-maturity	$-	$-	$95,192	$25,173	$95,192	$25,173

December 31, 2023:
Securities available-for-sale:
Residential mortgage-backed	$2,028	$2	$352,807	$55,979	$354,835	$55,981
U.S. treasury securities	-	-	120,053	10,661	120,053	10,661
U.S. govt. sponsored enterprises	1,689	7	61,877	5,178	63,566	5,185
State, county & municipal	-	-	63,657	8,857	63,657	8,857
Corporate debt obligations	926	29	13,131	2,222	14,057	2,251
Total available-for-sale	$4,643	$38	$611,525	$82,897	$616,168	$82,935

Securities held-to-maturity:
Residential mortgage-backed	$-	$-	$51,931	$12,022	$51,931	$12,022
State, county & municipal	-	-	45,898	11,597	45,898	11,597
Total held-to-maturity	$-	$-	$97,829	$23,619	$97,829	$23,619

The Company owned a total of 318 securities with unrealized losses of $112.0 million at March 31, 2024. The unrealized losses were primarily attributable to changes in interest rates, rather than deterioration in credit quality. The individual securities are each investment grade securities. The Company considers factors such as the financial condition of the issuer including credit ratings and specific events affecting the operations of the issuer, volatility of the security, underlying assets that collateralize the debt security, and other industry and macroeconomic conditions. The Company does not intend to sell these securities, and it is more likely than not that the Company will not be required to sell these securities before recovery of the amortized cost. The issuers of these securities continue to make timely principal and interest payments under the contractual terms of the securities. As such, there is no allowance for credit losses on available for sale or held to maturity securities recognized as of March 31, 2024. Accrued interest receivable is not included in available-for-sale security balances and is presented in accrued interest receivable on the consolidated statement of financial condition. Interest receivable on securities was approximately $2.1 million as of March 31, 2024, and was excluded from the estimate of credit losses.

As of March 31, 2024 and December 31, 2023, securities with a carrying value of approximately $366.2 million and $268.2 million, respectively, were pledged to secure public deposits as required by law. At March 31, 2024 and December 31, 2023, the carrying value of securities pledged to secure repurchase agreements was approximately $21.4 million and $26.9 million, respectively.

During the three months ended March 31, 2024, the Company sold investment securities for proceeds of $33.7 million and realized losses of $1.4 million. The net loss consisted of gross gains of $44 thousand and gross losses of $1.5 million. During the three months ended March 31, 2023, the Company did not sell any investment securities.

The amortized cost and estimated fair value of debt securities at March 31, 2024 and December 31, 2023, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities for residential mortgage backed securities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties. These securities are therefore not presented by maturity classification.

	March 31, 2024		December 31, 2023
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)		(In Thousands)
Securities available-for-sale
Less than 1 year	$-	$-	$2,500	$2,424
1 to 5 years	150,066	137,022	163,927	150,501
5 to 10 years	48,236	42,909	51,970	46,415
After 10 years	66,399	58,030	72,339	64,451
	264,701	237,961	290,736	263,791
Residential mortgage-backed securities	406,554	346,477	413,179	357,300
Total available-for-sale	$671,255	$584,438	$703,915	$621,091

	March 31, 2024		December 31, 2023
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)		(In Thousands)
Securities held-to-maturity
5 to 10 years	$21,717	$17,626	$19,706	$16,192
After 10 years	41,110	32,847	43,134	35,051
	62,827	50,473	62,840	51,243
Residential mortgage-backed securities	62,884	50,065	63,953	51,931
Total held-to-maturity	$125,711	$100,538	$126,793	$103,174

Note 5 – Loans, Allowance for Credit Losses and Credit Quality

Major classifications of loans at March 31, 2024 and December 31, 2023 are summarized as follows (amounts in thousands):

	March 31, 2024		December 31, 2023
	Amount	% of Total	Amount	% of Total
Residential real estate:
Closed-end 1-4 family - first lien	$791,345	35.3%	$771,144	34.9%
Closed-end 1-4 family - junior lien	12,383	0.6%	11,814	0.5%
Multi-family	19,402	0.9%	26,739	1.2%
Total residential real estate	823,130	36.8%	809,697	36.6%
Commercial real estate:
Nonfarm nonresidential	594,096	26.5%	557,202	25.2%
Farmland	68,105	3.0%	58,532	2.6%
Total commercial real estate	662,201	29.5%	615,734	27.8%
Construction and land development:
Residential	99,056	4.4%	100,974	4.6%
Other	165,460	7.4%	195,724	8.9%
Total construction and land development	264,516	11.8%	296,698	13.5%
Home equity lines of credit	103,643	4.6%	95,544	4.3%
Commercial loans:
Other commercial loans	271,725	12.1%	273,639	12.4%
Agricultural	61,664	2.8%	66,510	3.0%
State, county, and municipal loans	35,116	1.6%	34,819	1.6%
Total commercial loans	368,505	16.5%	374,968	17.0%
Consumer loans	55,909	2.5%	55,587	2.5%
Total gross loans	2,277,904	101.7%	2,248,228	101.7%
Allowance for credit losses	(29,856)	-1.3%	(28,991)	-1.3%
Net discounts	(21)	0.0%	(129)	0.0%
Net deferred loan fees	(8,038)	-0.4%	(8,093)	-0.4%
Net loans	$2,239,989	100.0%	$2,211,015	100.0%

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

The following tables present the balance in the allowance for credit losses by portfolio segment. It also includes the balance in the allowance for credit losses and the recorded investment in loans by portfolio segment and based on evaluation method for the periods indicated below (amounts in thousands).

	Real Estate Mortgage Loans
			Construction	Home equity
			and land	lines
Allowance for Credit Losses	Residential	Commercial	development	of credit	Commercial	Consumer	Total
Balance - December 31, 2023	$7,233	$10,530	$4,646	$1,078	$4,906	$598	$28,991
Provision for credit losses	264	1,211	(738)	143	367	62	1,309
Loan charge-offs	-	(249)	(19)	(50)	(88)	(61)	(467)
Loan recoveries	-	2	-	-	16	5	23
Balance - March 31, 2024	$7,497	$11,494	$3,889	$1,171	$5,201	$604	$29,856

Ending balance:
Individually evaluated	$11	$278	$-	$-	$302	$34	$625
Collectively evaluated	7,486	11,216	3,889	1,171	4,899	570	29,231
Total	$7,497	$11,494	$3,889	$1,171	$5,201	$604	$29,856

Loans:
Individually evaluated	$2,396	$1,956	$5	$202	$337	$34	$4,930
Collectively evaluated	820,734	660,245	264,511	103,441	368,168	55,875	2,272,974

	Real Estate Mortgage Loans
			Construction	Home equity
			and land	lines
Allowance for Credit Losses	Residential	Commercial	development	of credit	Commercial	Consumer	Total
Balance - December 31, 2022 prior to adoption of ASC 326	$5,088	$10,057	$3,377	$562	$4,778	$448	$24,310
Impact of adopting ASC 326	-	-	-	-	73	7	80
Provision for credit losses	253	892	138	156	(208)	80	1,311
Loan charge-offs	-	-	-	-	(67)	(34)	(101)
Loan recoveries	-	77	-	-	33	4	114
Balance - March 31, 2023	$5,341	$11,026	$3,515	$718	$4,609	$505	$25,714

Ending balance:
Individually evaluated	$-	$693	$-	$-	$312	$42	$1,047
Collectively evaluated	5,341	10,333	3,515	718	4,297	463	24,667
Total	$5,341	$11,026	$3,515	$718	$4,609	$505	$25,714

Loans:
Individually evaluated	$1,818	$6,729	$177	$-	$591	$42	$9,357
Collectively evaluated	637,041	579,290	271,223	69,227	299,764	51,115	1,907,660
Total	$638,859	$586,019	$271,400	$69,227	$300,355	$51,157	$1,917,017

The Company's unfunded lending commitments are unconditionally cancellable and therefore no allowance for credit losses has been recorded. In the event that collection of principal becomes uncertain, the Company has policies in place to reverse accrued interest in a timely manner. Therefore, the Company has made a policy election to exclude accrued interest from the measurement of the allowance for credit losses. Accrued interest on loans of $11.4 million and $11.3 million at March 31, 2024 and December 31, 2023, respectively, was included in accrued interest receivable and was excluded from the estimate of credit losses.

The following table presents collateral dependent loans by class of loans as of March 31, 2024 (amounts in thousands). Collateral dependent loans are loans for which the repayment is expected to be provided substantially through the operation or sale of the collateral and the borrower is experiencing financial difficulty. The Company reviews individually evaluated loans for designation as collateral dependent loans, as well as other loans that management of the Company designates as having higher risk. These loans do not share common risk characteristics and are not included within the collectively evaluated loans for determining the allowance for credit losses. The Company considers all individually evaluated loans to be collateral dependent.

Nonaccruing Collateral Dependent Loans	Unpaid Principal Balance	Recorded Investment	Loans With No Allowance	Loans With Allowance	Allowance for Credit Losses
Mortgage loans on real estate:
Residential real estate	$1,306	$1,306	$1,306	$-	$-
Commercial real estate	1,652	1,652	328	1,324	278
Construction and land development	5	5	5	-	-
Total mortgage loans on real estate	2,963	2,963	1,639	1,324	278
Home equity lines of credit	202	202	202	-	-
Commercial loans	277	277	-	277	277
Consumer loans	4	4	-	4	4
Total Loans	$3,446	$3,446	$1,841	$1,605	$559

Accruing Collateral Dependent Loans	Unpaid Principal Balance	Recorded Investment	Loans With No Allowance	Loans With Allowance	Allowance for Credit Losses
Mortgage loans on real estate:
Residential real estate	$1,090	$1,090	$926	$164	$11
Commercial real estate	304	304	304	-	-
Construction and land development	-	-	-	-	-
Total mortgage loans on real estate	1,394	1,394	1,230	164	11
Home equity lines of credit	-	-	-	-	-
Commercial loans	60	60	34	26	25
Consumer loans	30	30	-	30	30
Total Loans	$1,484	$1,484	$1,264	$220	$66

Total Collateral Dependent Loans	Unpaid Principal Balance	Recorded Investment	Loans With No Allowance	Loans With Allowance	Allowance for Credit Losses
Mortgage loans on real estate:
Residential real estate	$2,396	$2,396	$2,232	$164	$11
Commercial real estate	1,956	1,956	632	1,324	278
Construction and land development	5	5	5	-	-
Total mortgage loans on real estate	4,357	4,357	2,869	1,488	289
Home equity lines of credit	202	202	202	-	-
Commercial loans	337	337	34	303	302
Consumer loans	34	34	-	34	34
Total Loans	$4,930	$4,930	$3,105	$1,825	$625

The following table presents collateral dependent loans by class of loans as of December 31, 2023 (amounts in thousands).

Nonaccruing Collateral Dependent Loans	Unpaid Principal Balance	Recorded Investment	Loans With No Allowance	Loans With Allowance	Allowance for Credit Losses
Mortgage loans on real estate:
Residential real estate	$1,229	$1,229	$1,229	$-	$-
Commercial real estate	2,769	2,769	1,423	1,346	300
Construction and land development	364	364	364	-	-
Total mortgage loans on real estate	4,362	4,362	3,016	1,346	300
Home equity lines of credit	202	202	202	-	-
Commercial loans	-	-	-	-	-
Consumer loans	5	5	-	5	5
Total Loans	$4,569	$4,569	$3,218	$1,351	$305

Accruing Collateral Dependent Loans	Unpaid Principal Balance	Recorded Investment	Loans With No Allowance	Loans With Allowance	Allowance for Credit Losses
Mortgage loans on real estate:
Residential real estate	$1,099	$1,099	$934	$165	$12
Commercial real estate	9	9	9	-	-
Construction and land development	-	-	-	-	-
Total mortgage loans on real estate	1,108	1,108	943	165	12
Home equity lines of credit	-	-	-	-	-
Commercial loans	26	26	-	26	26
Consumer loans	35	35	-	35	35
Total Loans	$1,169	$1,169	$943	$226	$73

Total Collateral Dependent Loans	Unpaid Principal Balance	Recorded Investment	Loans With No Allowance	Loans With Allowance	Allowance for Credit Losses
Mortgage loans on real estate:
Residential real estate	$2,328	$2,328	$2,163	$165	$12
Commercial real estate	2,778	2,778	1,432	1,346	300
Construction and land development	364	364	364	-	-
Total mortgage loans on real estate	5,470	5,470	3,959	1,511	312
Home equity lines of credit	202	202	202	-	-
Commercial loans	26	26	-	26	26
Consumer loans	40	40	-	40	40
Total Loans	$5,738	$5,738	$4,161	$1,577	$378

The following tables present the performance status of loans as of March 31, 2024 and December 31, 2023, by class of loans (amounts in thousands).

As of March 31, 2024	Performing	Nonperforming	Total
Mortgage loans on real estate:
Residential real estate	$821,413	$1,717	$823,130
Commercial real estate	660,549	1,652	662,201
Construction and land development	264,223	293	264,516
Total mortgage loans on real estate	1,746,185	3,662	1,749,847
Home equity lines of credit	103,265	378	103,643
Commercial loans	368,228	277	368,505
Consumer loans	55,801	108	55,909
Total Loans	$2,273,479	$4,425	$2,277,904

As of December 31, 2023	Performing	Nonperforming	Total
Mortgage loans on real estate:
Residential real estate	$807,682	$2,015	$809,697
Commercial real estate	612,965	2,769	615,734
Construction and land development	296,187	511	296,698
Total mortgage loans on real estate	1,716,834	5,295	1,722,129
Home equity lines of credit	95,115	429	95,544
Commercial loans	374,968	-	374,968
Consumer loans	55,444	143	55,587
Total Loans	$2,242,361	$5,867	$2,248,228

The following tables present the aging of loans and non-accrual loans as of March 31, 2024 and December 31, 2023, by class of loans (amounts in thousands).

	Accruing Loans
As of March 31, 2024	Current	30-89 Days Past Due	90+ Days Past Due	Nonaccrual Loans	Total Loans	Nonaccrual With No ACL
Mortgage loans on real estate:
Residential real estate	$818,821	$2,592	$-	$1,717	$823,130	$1,717
Commercial real estate	657,692	2,857	-	1,652	662,201	328
Construction and land development	264,170	53	68	225	264,516	225
Total mortgage loans on real estate	1,740,683	5,502	68	3,594	1,749,847	2,270
Home equity lines of credit	102,892	373	-	378	103,643	378
Commercial loans	367,730	498	-	277	368,505	-
Consumer loans	55,400	401	-	108	55,909	104
Total Loans	$2,266,705	$6,774	$68	$4,357	$2,277,904	$2,752

	Accruing Loans
As of December 31, 2023	Current	30-89 Days Past Due	90+ Days Past Due	Nonaccrual Loans	Total Loans	Nonaccrual With No ACL
Mortgage loans on real estate:
Residential real estate	$805,262	$2,420	$288	$1,727	$809,697	$1,727
Commercial real estate	612,901	64	-	2,769	615,734	1,423
Construction and land development	296,030	157	-	511	296,698	511
Total mortgage loans on real estate	1,714,193	2,641	288	5,007	1,722,129	3,661
Home equity lines of credit	95,003	112	-	429	95,544	429
Commercial loans	374,699	269	-	-	374,968	-
Consumer loans	55,061	383	-	143	55,587	137
Total Loans	$2,238,956	$3,405	$288	$5,579	$2,248,228	$4,227

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

Loans not meeting the criteria above that are evaluated individually as part of the above described process are considered to be Pass rated loans.

The following table presents loan balances classified by credit quality indicator, loan type and based on year of origination as of March 31, 2024 (amounts in thousands).

	2024	2023	2022	2021	2020	Prior	Revolving Loans	Total
Residential real estate
Pass	$24,786	$214,582	$348,365	$117,437	$66,311	$40,678	$2,799	$814,958
Special Mention	232	1,700	2,227	580	156	205	-	5,100
Substandard	74	35	1,533	82	258	1,090	-	3,072
Doubtful	-	-	-	-	-	-	-	-
Total residential real estate	$25,092	$216,317	$352,125	$118,099	$66,725	$41,973	$2,799	$823,130
Commercial real estate
Pass	$9,780	$103,686	$210,951	$98,190	$94,837	$112,271	$17,332	$647,047
Special Mention	-	542	975	4,218	1,495	5,054	772	13,056
Substandard	-	48	-	-	45	1,995	10	2,098
Doubtful	-	-	-	-	-	-	-	-
Total commercial real estate	$9,780	$104,276	$211,926	$102,408	$96,377	$119,320	$18,114	$662,201
Current-period gross charge-offs	$-	$-		$-	$-	$249	$-	$249
Construction and land development
Pass	$14,407	$148,289	$71,009	$13,707	$3,633	$4,141	$8,412	$263,598
Special Mention	-	211	450	-	-	32	-	693
Substandard	-	-	46	82	5	92	-	225
Doubtful	-	-	-	-	-	-	-	-
Total construction and land development	$14,407	$148,500	$71,505	$13,789	$3,638	$4,265	$8,412	$264,516
Current-period gross charge-offs	$-	$-	$19	$-	$-	$-	$-	$19
Home equity lines of credit
Pass	$73	$749	$450	$-	$582	$-	$101,174	$103,028
Special Mention	-	-	-	-	-	-	197	197
Substandard	-	-	-	-	-	20	398	418
Doubtful	-	-	-	-	-	-	-	-
Total home equity lines of credit	$73	$749	$450	$-	$582	$20	$101,769	$103,643
Current-period gross charge-offs	$-	$-	$-	$50	$-	$-	$-	$50
Commercial loans
Pass	$16,103	$88,943	$71,182	$29,083	$14,844	$13,205	$126,285	$359,645
Special Mention	-	165	134	141	220	4,035	3,828	8,523
Substandard	-	-	159	-	41	-	137	337
Doubtful	-	-	-	-	-	-	-	-
Total commercial loans	$16,103	$89,108	$71,475	$29,224	$15,105	$17,240	$130,250	$368,505
Current-period gross charge-offs	$-	$-	$-	$-	$-	$88	$-	$88
Consumer loans
Pass	$4,942	$18,739	$13,005	$7,403	$3,632	$3,639	$4,054	$55,414
Special Mention	29	55	102	78	16	2	23	305
Substandard	-	28	39	26	54	33	10	190
Doubtful	-	-	-	-	-	-	-	-
Total consumer loans	$4,971	$18,822	$13,146	$7,507	$3,702	$3,674	$4,087	$55,909
Current-period gross charge-offs	$-	$45	$16	$-	$-	$-	$-	$61
Total Loans
Pass	$70,091	$574,988	$714,962	$265,820	$183,839	$173,934	$260,056	$2,243,690
Special Mention	261	2,673	3,888	5,017	1,887	9,328	4,820	27,874
Substandard	74	111	1,777	190	403	3,230	555	6,340
Doubtful	-	-	-	-	-	-	-	-
Total loans	$70,426	$577,772	$720,627	$271,027	$186,129	$186,492	$265,431	$2,277,904
Current-period gross charge-offs	$-	$45	$35	$50	$-	$337	$-	$467

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

Note 6 – Fair Value Measurements and Disclosures

The Company utilizes fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. Securities available-for-sale are recorded at fair value on a recurring basis. Additionally, from time to time, the Company may be required to record at fair value other assets on a nonrecurring basis, such as individually evaluated loans, foreclosed assets, and repossessed assets. These nonrecurring fair value adjustments typically involve application of the lower of cost or market accounting or write-downs of individual assets.

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

Mortgage loans held for sale – Loans held for sale are carried at the lower of cost or fair value, which is evaluated on a loan-level basis. The fair value of loans held for sale is determined using quoted prices for similar assets, adjusted for specific attributes of that loan or other observable market data, such as outstanding commitments from third party investors.

Loans – The fair value estimation process for the loan portfolio uses an exit price concept and reflects discounts the Company believes are consistent with discounts in the marketplace. Fair values are estimated for portfolios of loans with similar characteristics. The fair value of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for similar maturities. The fair value analysis also includes other assumptions to estimate fair value, intended to approximate those a market participant would use in an orderly transaction, with adjustments for discount rates, interest rates, liquidity, and credit spreads, as appropriate.

Accrued interest receivable – For disclosure purposes, the fair value of the accrued interest on investments and loans is the carrying value.

Bank owned life insurance – For disclosure purposes, the fair value of the cash surrender value of bank owned life insurance policies is equivalent to the carrying value.

Foreclosed assets – Other real estate properties and miscellaneous repossessed assets are adjusted to fair value upon transfer of the loans to foreclosed assets. Subsequently, foreclosed assets are carried at the lower of carrying value or fair value less selling costs. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. When the fair value of the collateral is based on an observable market price, the Company records the foreclosed asset as nonrecurring Level 2. When the fair value is based on an appraised value or management’s estimate of value, the Company records the foreclosed asset as nonrecurring Level 3.

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

Assets and liabilities measured at fair value on a recurring basis – The only assets and liabilities measured at fair value on a recurring basis are our securities available-for-sale. Information related to the Company’s assets and liabilities measured at fair value on a recurring basis at March 31, 2024 and December 31, 2023 is as follows: (amounts in thousands)

	Fair Value Measurements At Reporting Date Using:
March 31, 2024	Fair Value	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Securities available-for-sale:
Residential mortgage -backed	$346,477	$-	$346,477	$-
U.S. treasury securities	105,819	-	105,819	-
U.S. government sponsored enterprises	56,421	-	56,421	-
State, county, and municipal	60,979	-	60,979	-
Corporate debt obligations	14,742	-	14,742	-
Totals	$584,438	$-	$584,438	$-

	Fair Value Measurements At Reporting Date Using:
December 31, 2023	Fair Value	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Securities available-for-sale:
Residential mortgage -backed	$357,300	$-	$357,300	$-
U.S. treasury securities	120,052	-	120,052	-
U.S. government sponsored enterprises	63,566	-	63,566	-
State, county, and municipal	64,661	-	64,661	-
Corporate debt obligations	15,512	-	15,512	-
Totals	$621,091	$-	$621,091	$-

The Company's policy is to recognize transfers in and transfers out of levels 1, 2, and 3 as of the end of a reporting period. There were no transfers between levels from December 31, 2023 to March 31, 2024 (amounts in thousands):

	Significant Unobservable Inputs (Level 3)
	March 31, 2024	December 31, 2023
Fair value, beginning of period	$-	$5,621
Transfers into Level 3	-	-
Transfers out of Level 3	-	(5,621)
Changes in unrealized gains/losses included in other comprehensive income for assets and liabilities still held at period-end	-	-
Fair value, end of period	$-	$-

Assets measured at fair value on a nonrecurring basis – The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. GAAP. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a nonrecurring basis are included in the table below as of March 31, 2024 and December 31, 2023 (amounts in thousands):

	Fair Value Measurements At Reporting Date Using:
March 31, 2024	Fair Value	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Individually evaluated loans	$4,305	$-	$-	$4,305
Foreclosed assets	924	-	-	924
Totals	$5,229	$-	$-	$5,229

December 31, 2023	Fair Value	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Individually evaluated loans	$5,360	$-	$-	$5,360
Foreclosed assets	92	-	-	92
Totals	$5,452	$-	$-	$5,452

The Company has estimated the fair values of these assets using Level 3 inputs, specifically the appraised value of the collateral. Individually evaluated loan balances represent those collateral dependent loans where management has estimated the credit loss by comparing the loan’s carrying value against the expected realizable fair value of the collateral dependent loan for the amount of the credit loss. For Level 3 assets measured at fair value on a non-recurring basis as of March 31, 2024 and December 31, 2023 for the valuation technique, we used appraisals. For the significant unobservable input, we used appraisal discounts, and weighted average input of 15-20% was used for the period ended March 31, 2024 and December 31, 2023.

The estimated fair values, and related carrying or notional amounts, of the Company’s financial instruments as of March 31, 2024 and December 31, 2023 are as follows (amounts in thousands):

		Estimated Fair Value
March 31, 2024	Carrying Amount	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$213,931	$213,931	$-	$-
Certificates of deposit in banks	4,218	-	4,218	-
Securities held-to-maturity	125,711	-	100,538	-
Securities available-for-sale	584,438	-	584,438	-
Loans held-for-sale	4,554	-	4,554	-
Loans receivable, net	2,239,989	-	2,189,409	4,305
Accrued interest receivable	14,090	-	14,090	-
Bank owned life insurance	47,342	-	47,342	-
Restricted equity securities	12,526	-	-	12,526
Financial liabilities:
Deposits	2,893,762	-	2,654,851	-
Securities sold under agreements to repurchase	14,588	-	14,588	-
Federal Home Loan Bank advances	205,000	-	204,090	-
Subordinated debentures	39,510	-	30,301	-
Accrued interest payable	2,022	-	2,022	-

		Estimated Fair Value
December 31, 2023	Carrying Amount	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$72,547	$72,547	$-	$-
Certificates of deposit in banks	4,218	-	4,218	-
Securities held-to-maturity	126,793	-	103,174	-
Securities available-for-sale	621,091	-	621,091	-
Loans held-for-sale	4,595	-	4,595	-
Loans receivable, net	2,211,015	-	2,180,082	5,360
Accrued interest receivable	14,091	-	14,091	-
Bank owned life insurance	47,001	-	47,001	-
Restricted equity securities	13,433	-	-	13,433
Financial liabilities:
Deposits	2,730,655	-	2,574,801	-
Securities sold under agreements to repurchase	16,731	-	16,731	-
Federal Home Loan Bank advances	230,000	-	229,430	-
Subordinated debentures	39,492	-	30,944	-
Accrued interest payable	2,178	-	2,178	-

The estimated fair values of the standby letters of credit and loan commitments on which the committed interest rate is less than the current market rate are insignificant as of March 31, 2024 and December 31, 2023.

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

On January 1, 2024, the Company adopted ASU 2023-02, Investments-Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method. These amendments allowed entities to elect to account for qualifying tax equity investments using the proportional amortization method, regardless of the program giving rise to the related income tax credits. The ASU responded to stakeholder feedback that the proportional amortization method provided investors and other allocators of capital with a better understanding of the returns from investments that were made primarily for the purpose of receiving income tax credits and other income tax benefits. ASU 2023-02 was effective for public entities for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Adoption of ASU 2023-02 did not have a material impact on the Company’s consolidated financial statements.

Note 8 – Recently Issued Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. ASU 2023-07 expands disclosure requirements for significant segment expenses under Topic 280. The amendments require public entities to disclose significant expense categories for each reportable segment, other segment items, the title and position of the chief operating decision-maker, and interim disclosures of certain segment-related information previously required only on an annual basis. The amendments clarify that entities reporting single segments must disclose both the new and existing segment disclosures under Topic 280, and a public entity is permitted to disclose multiple measures of segment profit or loss if certain criteria are met. The amendments in this update are effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 31, 2024. ASU 2023-07 must be applied on a retrospective basis. Early adoption is permitted. This standard is not expected to have a material impact on the Company’s consolidated results of operations or financial position.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 expands income tax disclosure requirements. The amendments require annual disclosure of certain information relating to the rate reconciliation, income taxes paid by jurisdiction, income (loss) from continuing operations before income tax expense (benefit) disaggregated between domestic and foreign, income tax expense (benefit) from continuing operations disaggregated by federal (national), state, and foreign. The amendments also eliminate certain requirements relating to unrecognized tax benefits and certain deferred tax disclosure relating to subsidiaries and corporate joint ventures. The amendments in this update are effective for years beginning after December 15, 2024. ASU 2023-09 should be applied on a prospective basis, but retrospective application is permitted. Early adoption is permitted. This standard is not expected to have a material impact on the Company’s consolidated results of operations or financial position.

Note 9 – Defined Contribution Plan

The Company provides a 401(k) employee stock ownership plan (ESOP), which covers substantially all of the Company’s employees who are eligible, as to age and length of service. A participant may elect to make contributions up to $23.0 thousand and $22.5 thousand of the participant’s annual compensation in 2024 and 2023, respectively. The Company makes contributions up to 3% of each participant’s annual compensation and the Company matches 50% of the next 2% contributed by the employee. Contributions to the plan by the Company were approximately $211 thousand and $198 thousand for the three months ended March 31, 2024 and 2023, respectively. Outstanding shares of the Company’s common stock allocated to participants at March 31, 2024 and December 31, 2023 totaled 166,664 shares, and there were no unallocated shares. These shares are treated as outstanding for purposes of calculating earnings per share and dividends on these shares are included in the Consolidated Statements of Stockholders’ Equity.

The Company’s ESOP includes a put option for shares of the Company’s common stock distributed from the ESOP. Shares are distributed from the ESOP primarily to separate vested participants and certain eligible participants who elect to diversify their account balances. Since the Company’s common stock is not currently traded on an established securities market, if the owners of distributed shares desire to sell their shares, the Company is required to purchase the shares at fair value during two put option periods following the distribution of the shares from the ESOP. The first put option period is within sixty days following the distribution of the shares from the ESOP. The second put option period begins on the first day of the fifth month of the plan year for a sixty day period. The fair value of distributed shares subject to the put option totaled $0 as of March 31, 2024 and December 31, 2023. The cost of the ESOP shares totaled $4.48 million and $4.48 million as of March 31, 2024 and December 31, 2023, respectively. Due to the Company’s obligation under the put option, the distributed shares and ESOP shares are classified as temporary equity in the mezzanine section of the consolidated statements of financial condition and totaled $4.48 million and $4.48 million as of March 31, 2024 and December 31, 2023, respectively. The fair value of the ESOP shares totaled $6.17 million and $6.17 million as of March 31, 2024 and December 31, 2023, respectively.

Note 10 – Loans Held for Sale

The Company has entered into agreements with secondary market investors to deliver loans on a “best efforts delivery” basis. When a rate is committed to a borrower, it is based on the best price that day and locked with the investor for the customer for a thirty day period. In the event the loan is not delivered to the investor, the Company has no risk or exposure with the investor. The fair values of the Company’s agreements with investors and rate lock commitments to customers as of March 31, 2024 and December 31, 2023, respectively, were not material.

Note 11 – Leases

Operating lease assets represent the Company’s right to use an underlying asset during the lease term and operating lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease assets and liabilities are recognized at lease commencement based on the present value of the remaining lease payments using a discount rate that represents the Company’s incremental borrowing rate at the lease commencement date. Operating lease cost, which is comprised of amortization of the operating lease asset and the implicit interest accreted on the operating lease liability, is recognized on a straight-line basis over the lease term, and is recorded in occupancy expenses in the consolidated statements of income.The Company leases certain full-service branch offices, land, and equipment. Leases with an initial term of twelve months or less are not recorded on the balance sheet. Most leases include one or more options to renew and the exercise of the lease renewal options are at the Company’s sole discretion. The Company includes lease extension and termination options in the lease term if, after considering relevant economic factors, it is reasonably certain the Company will exercise the option.

The following table represents the consolidated statements of condition classification of the Company’s ROU assets and lease liabilities. The Company elected not to include short-term leases (i.e., leases with initial terms of twelve months or less), or equipment leases (deemed immaterial) on the consolidated statements of financial condition.

Lease Right-of-Use Assets	Classification on Consolidated Statement of Condition	March 31, 2024	December 31, 2023
Operating lease right-of-use assets	Other Assets	$3,104	$3,243

Lease Liabilities	Classification on Consolidated Statement of Condition	March 31, 2024	December 31, 2023
Operating lease liabilities	Accrued interest payable and other liabilities	$3,264	$3,407

	March 31, 2024	December 31, 2023
Weighted-average remaining lease term for operating leases	8.45 Years	8.50 Years
Weighted-average discount rate for operating leases	6.00%	6.00%

Future minimum payments for operating leases with initial or remaining terms of one year or more as of March 31, 2024 are as follows:

Operating Leases
April 1, 2024 - March 31, 2025	$770
April 1, 2025 - March 31, 2026	648
April 1, 2026 - March 31, 2027	449
April 1, 2027 - March 31, 2028	401
April 1, 2028 - March 31, 2029	333
Afterward	1,667
Total future minimum lease payments	4,268
Amounts representing interest	(1,004)
Present value of net future minimum lease payments	$3,264

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with our condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q, as well as our audited consolidated financial statements and related notes thereto for the year ended December 31, 2023, which are contained in the Annual Report on Form 10-K for the year ended December 31, 2023. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions that could cause actual results to differ materially from our expectations. Factors that could cause such differences are discussed in our 2023 Annual Report on Form 10-K under “Part I, Item 1A - Risk Factors.” We assume no obligation to update any of these forward-looking statements.

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

Our Business

We are a bank holding company headquartered in Prattville, Alabama. We engage in the business of banking through our wholly-owned banking subsidiary, River Bank & Trust, which we may refer to as the “Bank” or “River Bank.” Through the Bank, we provide a broad array of financial services to businesses, business owners, professionals, and consumers. As of March 31, 2024, we operated twenty-three full-service banking offices in Alabama in the cities of Montgomery, Prattville, Millbrook, Wetumpka, Auburn, Opelika, Gadsden, Alexander City, Daphne, Clanton, Dothan, Enterprise, Mobile, Decatur, Huntsville, Saraland, and Birmingham, Alabama. We also have one loan production office in Florence, Alabama.

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

Overview of First Quarter 2024 Results

Net income was $5.8 million in the quarter ended March 31, 2024, compared with $5.1 million in the quarter ended March 31, 2023. Several significant measures from the 2024 first quarter include:

•
Net interest margin (taxable equivalent) of 2.76%, compared with 2.78% for the first quarter of 2023.
•
Net interest income increase of $2.5 million for the quarter ended March 31, 2024, representing a 13.38% rate of increase over the quarter ended March 31, 2023.
•
Annualized return on average earning assets for the quarter ended March 31, 2024 of 0.73% compared with 0.73% for the quarter ended March 31, 2023.
•
Annualized return on average equity for the quarter ended March 31, 2024 of 11.61% compared with 14.51% for the quarter ended March 31, 2023.
•
Loan increase of $29.8 million during the quarter ended March 31, 2024, representing a 5.33% annualized growth rate.
•
Securities decrease of $37.7 million during the quarter ended March 31, 2024, representing a 20.18% annualized decrease for the quarter.
•
Deposit increase of $163.1 million during the quarter ended March 31, 2024, representing a 23.89% annualized growth rate.
•
Stockholders’ equity decrease of $612.0 thousand during the quarter ended March 31, 2024, representing a 1.23% annualized decrease.
•
Book value per share of $26.38 at March 31, 2024, compared with $26.49 per share at December 31, 2023.
•
Tangible book value per share of $22.58 at March 31, 2024, compared with $22.67 at December 31, 2023.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared based on the application of certain accounting policies, the most significant of which are described in the notes to the financial statements for the year ended December 31, 2023, which are contained in our Annual Report filed on Form 10-K. Certain of these policies require numerous estimates and strategic or economic assumptions that may prove inaccurate or subject to variation and may significantly affect our reported results and financial position for the current period or future periods. The use of estimates, assumptions, and judgment is necessary when financial assets and liabilities are required to be recorded at or adjusted to reflect fair value. Assets carried at fair value inherently result in more financial statement volatility. Fair values and information used to record valuation adjustments for certain assets and liabilities are based on quoted market prices or are provided by other independent third-party sources, when available. When such information is not available, management estimates valuation adjustments. Changes in underlying factors, assumptions or estimates in any of these areas could have a material impact on our future financial condition and results of operations.

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

In estimating the allowance for credit losses, the Company relies on models and economic forecasts developed by external parties as the primary driver of the allowance for credit losses. These models and forecasts are based on nationwide sets of data. Economic forecasts can change significantly over an economic cycle and have a significant level of uncertainty associated with them. The performance of the models is dependent on the variables used in the models being reasonable proxies for the loan portfolio’s performance. However, these variables may not capture all sources of risk within the portfolio. As a result, the Company reviews the results and makes qualitative adjustments to the models to capture limitations of the models as necessary. Such qualitative factors may include adjustments to better capture the imprecision associated with the economic forecasts, and the ability of the models to capture emerging risks within the portfolio that may not be represented in the data. These judgments are evaluated through the Company’s review process and revised on a quarterly basis to account for changes in facts and circumstances. It is difficult to estimate how potential changes in any one of the quantitative inputs or qualitative factors might affect the overall allowance for credit losses, and the Company’s current assessments may not reflect the potential future impact of changes to those inputs or factors.

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

Comparison of the Results of Operations for the three months ended March 31, 2024 and 2023

The following is a narrative discussion and analysis of significant changes in our results of operations for the three months ended March 31, 2024 compared to the three months ended March 31, 2023.

Net Income

During the three months ended March 31, 2024, our net income was $5.8 million, compared to $5.1 million for the three months ended March 31, 2023, an increase of $703.0 thousand, or 13.77%. The primary reason for the increase in net income for the first quarter of 2024 as compared to the first quarter of 2023 was an increase in net interest income. During the three months ended March 31, 2024, net interest income was $21.6 million compared to $19.0 million for the three months ended March 31, 2023, a increase of $2.5 million, or 13.38%. This increase is a result of higher yields on new and repricing loans. Overall income was slightly offset by total noninterest expense in the first quarter of 2024 which increased $950.0 thousand, or 6.63%, from the first quarter of 2023. The most significant increase was an increase of $623.0 thousand in salaries and employee benefits.

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

Comparison of net interest income for the three months ended March 31, 2024 and 2023

The following table shows, for the three months ended March 31, 2024 and 2023, the average balances of each principal category of our earning assets and interest bearing liabilities and the average taxable equivalent yields on assets and average costs of liabilities. These yields and costs are calculated by dividing the income or expense by the average daily balance of the associated assets or liabilities (amounts in thousands).

	Three Months Ended March 31, 2024			Three Months Ended March 31, 2023
		Interest			Interest
	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Yield/Rate	Balance	Expense	Yield/Rate
Interest earning assets
Loans	$2,253,010	$33,998	6.07%	$1,850,442	$23,786	5.21%
Mortgage loans held for sale	4,422	58	5.29%	6,967	59	3.45%
Investment securities:
Taxable securities	743,201	3,390	1.83%	809,799	3,657	1.83%
Tax-exempt securities	65,266	459	2.83%	81,627	614	3.05%
Interest bearing balances in other banks	68,460	932	5.46%	55,153	617	4.54%
Federal funds sold	30,559	419	5.51%	12,721	153	4.87%
Total interest earning assets	$3,164,918	$39,256	4.99%	$2,816,709	$28,886	4.16%

Interest bearing liabilities
Interest bearing transaction accounts	$682,062	$2,852	1.68%	$629,888	$1,520	0.98%
Savings and money market accounts	906,427	6,111	2.71%	823,622	3,094	1.52%
Time deposits	561,902	5,681	4.07%	471,683	3,206	2.76%
Short-term borrowings	14,986	132	3.53%	14,460	99	3.04%
Federal Home Loan Bank advances	212,692	2,257	4.27%	95,256	1,187	5.02%
Subordinated debentures	40,000	418	4.20%	40,000	415	4.20%
Line of credit	-	-	0.00%	4,511	87	7.85%
Total interest bearing liabilities	$2,418,069	$17,451	2.89%	$2,079,420	$9,608	1.87%
Noninterest-bearing funding of earning assets	746,849	-	0.00%	737,289	-	0.00%
Total cost of funding earning assets	$3,164,918	$17,451	2.21%	$2,816,709	$9,608	1.38%
Net interest rate spread			2.09%			2.29%
Net interest income/margin (taxable equivalent)		$21,805	2.76%		$19,278	2.78%
Tax equivalent adjustment		(221)			(241)
Net interest income/margin		$21,584	2.74%		$19,037	2.74%

The following table reflects, for the three months ended March 31, 2024 and 2023, the changes in our net interest income due to variances in the volume of interest earning assets and interest bearing liabilities and variances in the associated rates earned or paid on these assets and liabilities (amounts in thousands).

	Three Months Ended March 31, 2024 vs.
	Three Months Ended March 31, 2023
		Variance
		due to
	Volume	Yield/Rate	Total
Interest earning assets
Loans	$5,314	$4,898	$10,212
Mortgage loans held for sale	(22)	21	(1)
Investment securities:
Taxable securities	(267)	-	(267)
Tax-exempt securities	(119)	(36)	(155)
Interest bearing balances in other banks	156	159	315
Federal funds sold	212	54	266
Total interest earning assets	$5,274	$5,096	$10,370

Interest bearing liabilities
Interest bearing transaction accounts	$127	$1,205	$1,332
Savings and money market accounts	313	2,704	3,017
Time deposits	618	1,857	2,475
Short-term borrowings	14	19	33
Federal Home Loan Bank advances	1,440	(370)	1,070
Subordinated debentures	(1)	4	3
Line of credit	(87)	-	(87)
Total interest bearing liabilities	$2,424	$5,419	$7,843

Net interest income
Net interest income (taxable equivalent)	$2,850	$(323)	$2,527
Taxable equivalent adjustment	38	(18)	20
Net interest income	$2,888	$(341)	$2,547

Total interest income for the three months ended March 31, 2024 was $39.0 million and total interest expense was $17.5 million, resulting in net interest income of $21.6 million for the period. For the same period of 2023, total interest income was $28.6 million and total interest expense was $9.6 million, resulting in net interest income of $19.0 million for the period. This represents a 13.38% increase in net interest income when comparing the same period from 2024 and 2023. When comparing the variances related to interest income for the three months ended March 31, 2024 and 2023, the increase was primarily attributed to increases in average volumes in loans. The volume related increase in interest income for the three months ended March 31, 2024 was accompanied by an increase in the yield on loans and investment securities. When comparing variances related to interest expense for the three months ended March 31, 2024 and 2023, the increase primarily resulted from an increase in deposit and borrowing rates in 2023.

Provision for Credit Losses

On January 1, 2023, we adopted ASC 326, which introduces the current expected credit losses (CECL) methodology and requires us to estimate all expected credit losses over the remaining life of our loans. Accordingly, the provision for credit losses represents a charge to earnings necessary to establish an allowance for credit losses that, in management's evaluation, is adequate to provide coverage for all expected credit losses. As a result of evaluating the allowance for credit losses at March 31, 2024, management recorded a provision for credit losses of $1.31 million in the first quarter of 2024 compared to $1.31 million in the first quarter of 2023. The minimally decreased provision for credit losses allocated was primarily due to continued improvement in economic conditions. In management’s evaluation, our allowance for credit losses reflects an amount we believe appropriate, based on our allowance assessment methodology, to adequately cover all expected future losses as of the date the allowance is determined.

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

The following table sets forth the principal components of noninterest income for the periods indicated (amounts in thousands).

	For the Three Months
	Ended March 31,
	2024	2023
Service charges and fees	$1,985	$1,738
Investment brokerage revenue	191	163
Mortgage operations	953	650
Bank owned life insurance income	341	310
Net loss on sales of investment securities	(1,432)	-
Other noninterest income	524	219
Total noninterest income	$2,562	$3,080

Noninterest income for the three months ended March 31, 2024 was $2.6 million compared to $3.1 million for the same period in 2023. The most significant decrease in noninterest income was due to an increase in the loss on sales of investment securities while the most significant increase was a $303 thousand increase in mortgage operations revenue.

Noninterest Expense

Noninterest expenses consist primarily of salaries and employee benefits, building occupancy and equipment expenses, advertising and promotion expenses, data processing expenses, legal and professional services and miscellaneous other operating expenses.

The following table sets forth the principal components of noninterest expense for the periods indicated (amounts in thousands).

	For the Three Months
	Ended March 31,
	2024	2023
Salaries and employee benefits	$9,191	$8,568
Occupancy expenses	981	908
Equipment rentals, depreciation, and maintenance	524	472
Telephone and communications	126	141
Advertising and business development	249	295
Data processing	1,026	1,020
Foreclosed assets, net	35	10
Federal deposit insurance and other regulatory assessments	724	571
Legal and other professional services	352	365
Other operating expense	2,074	1,982
Total noninterest expense	$15,282	$14,332

Noninterest expense for the three months ended March 31, 2024 totaled $15.3 million compared with $14.3 million for the same period of 2023. The overall increase was primarily a result of increases in salaries and employee benefits. Salaries and employee benefits increased $623.0 thousand, or 7.27%, to $9.2 million in the first quarter of 2024 from $8.6 million in the first quarter of 2023. The number of full-time equivalent employees increased from approximately 328 at March 31, 2023 to approximately 331 at March 31, 2024 for an increase of approximately 0.91%.

Provision for Income Taxes

We recognized income tax expense of $1.7 million for the three months ended March 31, 2024, compared to $1.4 million for the three months ended March 31, 2023. The effective tax rate for the three months ended March 31, 2024 was 23.1% compared to 21.1% for the same period in 2023. The effective tax rate is affected by levels of items of income that are not subject to federal and/or state taxation and by levels of items of expense that are not deductible for federal and/or state income tax purposes.

Comparison of Financial Condition at March 31, 2024 and December 31, 2023

Overview

Our total assets increased $133.3 million, or 4.12%, from December 31, 2023 to March 31, 2024. Loans, net of deferred fees and discounts, increased $29.8 million, or 1.33%, from December 31, 2023 to March 31, 2024. Securities available-for-sale decreased by $36.7 million, or 5.90%, and securities held-to-maturity decreased by $1.1 million, or 0.85%, from December 31, 2023 to March 31, 2024, respectively. Cash and cash equivalents increased $141.4 million, or 194.89% from December 31, 2023 to March 31, 2024. Total deposits increased $163.1 million, or 5.97%, from December 31, 2023 to March 31, 2024 which funded a majority of our loan growth. Total stockholders’ equity decreased $612.0 thousand, or 0.31% from December 31, 2023 to March 31, 2024.

Investment Securities

We use our securities portfolio primarily to enhance our overall yield on interest-earning assets and as a source of liquidity, as a tool to manage our balance sheet sensitivity and regulatory capital ratios, and as a base upon which to pledge assets for public deposits. When our liquidity position exceeds current needs and our expected loan demand, other investments are considered as a secondary earnings alternative. As investments mature, they are used to meet current cash needs, or they are reinvested to maintain our desired liquidity position. We have designated the majority of our securities as available-for-sale to provide flexibility, in case an immediate need for liquidity arises, and we believe that the composition of the portfolio offers needed flexibility in managing our liquidity position and interest rate sensitivity without adversely impacting our regulatory capital levels. In certain cases, we have designated securities as held-to-maturity to protect capital from changes in the value of the securities portfolio. Securities available-for-sale are reported at fair value with unrealized gains or losses reported as a separate component of other comprehensive income, net of related deferred taxes while securities held-to-maturity are reported at amortized cost. Purchase premiums and discounts are recognized in income using the interest method over the terms of the securities.

During the three months ended March 31, 2024, we purchased investment securities totaling $13.6 million and sold investment securities with proceeds received of $33.7 million including net realized losses of $1.4 million.

The following tables summarize the amortized cost, gross unrealized gains, gross unrealized losses, and fair value of debt securities at March 31, 2024 and December 31, 2023 (amounts in thousands).

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2024:
Securities available-for-sale:
Residential mortgage-backed	$406,554	$28	$(60,105)	$346,477
U.S. treasury securities	115,822	-	(10,003)	105,819
U.S. govt. sponsored enterprises	61,738	-	(5,317)	56,421
State, county, and municipal	70,397	-	(9,418)	60,979
Corporate debt obligations	16,744	4	(2,006)	14,742
Total available-for-sale	$671,255	$32	$(86,849)	$584,438

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2024:
Securities held-to-maturity:
Residential mortgage-backed	$62,884	$-	$(12,819)	$50,065
State, county, and municipal	62,827	-	(12,354)	50,473
Total held-to-maturity	$125,711	$-	$(25,173)	$100,538

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2023:
Securities available-for-sale:
Residential mortgage-backed	$413,179	$102	$(55,981)	$357,300
U.S. treasury securities	130,713	-	(10,661)	120,052
U.S. govt. sponsored enterprises	68,751	-	(5,185)	63,566
State, county, and municipal	73,514	4	(8,857)	64,661
Corporate debt obligations	17,758	5	(2,251)	15,512
Total available-for-sale	$703,915	$111	$(82,935)	$621,091

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2023:
Securities held-to-maturity:
Residential mortgage-backed	$63,953	$-	$(12,022)	$51,931
State, county, and municipal	62,840	-	(11,597)	51,243
Total held-to-maturity	$126,793	$-	$(23,619)	$103,174

Loans

Loans are the largest category of interest earning assets and typically provide higher yields than other types of interest earning assets. Associated with the higher loan yields are the inherent credit and liquidity risks which management attempts to control and counterbalance. Total loans averaged $2.25 billion during the three months ended March 31, 2024, or 71.2% of average interest earning assets, as compared to $1.85 billion, or 65.7% of average interest earning assets, for the three months ended March 31, 2023. At March 31, 2024, total loans, net of deferred loan fees and discounts, were $2.27 billion, compared to $2.24 billion at December 31, 2023, an increase of $29.8 million, or 1.33%.

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

The following table provides a summary of the loan portfolio as of March 31, 2024, and December 31, 2023.

	March 31, 2024		December 31, 2023
	Amount	% of Total	Amount	% of Total
Residential real estate:
Closed-end 1-4 family - first lien	$791,345	35.3%	$771,144	34.9%
Closed-end 1-4 family - junior lien	12,383	0.6%	11,814	0.5%
Multi-family	19,402	0.9%	26,739	1.2%
Total residential real estate	823,130	36.8%	809,697	36.6%
Commercial real estate:
Nonfarm nonresidential	594,096	26.5%	557,202	25.2%
Farmland	68,105	3.0%	58,532	2.6%
Total commercial real estate	662,201	29.5%	615,734	27.8%
Construction and land development:
Residential	99,056	4.4%	100,974	4.6%
Other	165,460	7.4%	195,724	8.9%
Total construction and land development	264,516	11.8%	296,698	13.5%
Home equity lines of credit	103,643	4.6%	95,544	4.3%
Commercial loans:
Other commercial loans	271,725	12.1%	273,639	12.4%
Agricultural	61,664	2.8%	66,510	3.0%
State, county, and municipal loans	35,116	1.6%	34,819	1.6%
Total commercial loans	368,505	16.5%	374,968	17.0%
Consumer loans	55,909	2.5%	55,587	2.5%
Total gross loans	2,277,904	101.7%	2,248,228	101.7%
Allowance for credit losses	(29,856)	-1.3%	(28,991)	-1.3%
Net discounts	(21)	0.0%	(129)	0.0%
Net deferred loan fees	(8,038)	-0.4%	(8,093)	-0.4%
Net loans	$2,239,989	100.0%	$2,211,015	100.0%

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

Real estate loans are the largest component of our loan portfolio and include residential real estate loans, commercial real estate loans, and construction and land development loans. At March 31, 2024, this category totaled $1.75 billion, or 76.82% of total gross loans, compared to $1.72 billion, or 76.60%, at December 31, 2023. Real estate loans increased $27.7 million, or 1.61%, during the period December 31, 2023 to March 31, 2024. Commercial loans decreased $6.5 million, or 1.72% during the same period. Our management team and lending officers have a great deal of experience and expertise in real estate lending and commercial lending.

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

The repayment of loans is a source of additional liquidity for us. The following table sets forth our variable rate and fixed rate loans maturing within specific intervals at March 31, 2024.

LOAN MATURITY AND SENSITIVITY TO CHANGES IN INTEREST RATES

		Over one	Over five
	One year	year through	years through	Over fifteen
Variable Rate Loans:	or less	five years	fifteen years	years	Total
Residential real estate:
Closed-end 1-4 family - first lien	$5,799	$3,792	$4,337	$436,269	$450,197
Closed-end 1-4 family - junior lien	652	-	-	265	917
Multi-family	431	2,741	-	-	3,172
Total residential real estate	6,882	6,533	4,337	436,534	454,286
Commercial real estate:
Nonfarm nonresidential	6,517	15,140	1,886	-	23,543
Farmland	3,443	1,375	-	246	5,064
Total commercial real estate	9,960	16,515	1,886	246	28,607
Construction and land development:
Residential	22,532	422	240	42,829	66,023
Other	15,438	9,989	53	4,467	29,947
Total construction and land development	37,970	10,411	293	47,296	95,970
Home equity lines of credit	7,858	4,463	67,999	-	80,320
Commercial loans:
Other commercial loans	75,640	15,236	8,640	-	99,516
Agricultural	37,179	743	-	-	37,922
State, county, and municipal loans	-	-	-	-	-
Total commercial loans	112,819	15,979	8,640	-	137,438
Consumer loans	2,633	1,088	52	-	3,773
Total gross variable rate loans	$178,122	$54,989	$83,207	$484,076	$800,394

		Over one	Over five
	One year	year through	years through	Over fifteen
Fixed Rate Loans:	or less	five years	fifteen years	years	Total
Residential real estate:
Closed-end 1-4 family - first lien	$21,055	$149,117	$68,381	$102,595	$341,148
Closed-end 1-4 family - junior lien	932	8,690	1,538	306	11,466
Multi-family	214	12,912	2,262	842	16,230
Total residential real estate	22,201	170,719	72,181	103,743	368,844
Commercial real estate:
Nonfarm nonresidential	28,842	284,025	252,578	5,108	570,553
Farmland	1,987	41,952	19,035	67	63,041
Total commercial real estate	30,829	325,977	271,613	5,175	633,594
Construction and land development:
Residential	30,652	1,475	214	692	33,033
Other	36,355	61,276	37,195	687	135,513
Total construction and land development	67,007	62,751	37,409	1,379	168,546
Home equity lines of credit	853	4,049	18,421	-	23,323
Commercial loans:
Other commercial loans	23,186	111,700	37,323	-	172,209
Agricultural	5,797	16,724	1,221	-	23,742
State, county, and municipal loans	3,856	8,853	22,407	-	35,116
Total commercial loans	32,839	137,277	60,951	-	231,067
Consumer loans	6,025	29,603	16,372	136	52,136
Total fixed rate gross loans	$159,754	$730,376	$476,947	$110,433	$1,477,510

		Over one	Over five
	One year	year through	years through	Over fifteen
Total Loans:	or less	five years	fifteen years	years	Total
Residential real estate:
Closed-end 1-4 family - first lien	$26,854	$152,909	$72,718	$538,864	$791,345
Closed-end 1-4 family - junior lien	1,584	8,690	1,538	571	12,383
Multi-family	645	15,653	2,262	842	19,402
Total residential real estate	29,083	177,252	76,518	540,277	823,130
Commercial real estate:
Nonfarm nonresidential	35,359	299,165	254,464	5,108	594,096
Farmland	5,430	43,327	19,035	313	68,105
Total commercial real estate	40,789	342,492	273,499	5,421	662,201
Construction and land development:
Residential	53,184	1,897	454	43,521	99,056
Other	51,793	71,265	37,248	5,154	165,460
Total construction and land development	104,977	73,162	37,702	48,675	264,516
Home equity lines of credit	8,711	8,512	86,420	-	103,643
Commercial loans:
Other commercial loans	98,826	126,936	45,963	-	271,725
Agricultural	42,976	17,467	1,221	-	61,664
State, county, and municipal loans	3,856	8,853	22,407	-	35,116
Total commercial loans	145,658	153,256	69,591	-	368,505
Consumer loans	8,658	30,691	16,424	136	55,909
Total gross loans	$337,876	$785,365	$560,154	$594,509	$2,277,904

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

The following table presents a summary of changes in the allowance for credit losses for the periods indicated (amounts in thousands).

	As of and for the
	Three Months Ended:
	March 31,	March 31,
	2024	2023
Allowance for credit losses at beginning of period	$28,991	$24,310
Impact of adopting ASC 326	-	80
Charge-offs:
Mortgage loans on real estate:
Residential real estate	-	-
Commercial real estate	249	-
Construction and land development	19	-
Total mortgage loans on real estate	268	-
Home equity lines of credit	50	-
Commercial	88	67
Consumer	61	34
Total	467	101

Recoveries:
Mortgage loans on real estate:
Residential real estate	-	-
Commercial real estate	2	77
Construction and land development	-	-
Total mortgage loans on real estate	2	77
Home equity lines of credit	-	-
Commercial	16	33
Consumer	5	4
Total	23	114

Net charge-offs (recoveries)	444	(13)
Provision for credit losses	1,309	1,311
Allowance for credit losses at end of period	$29,856	$25,714

Total loans outstanding, net of deferred loan fees	2,269,845	1,910,514
Average loans outstanding, net of deferred loan fees	2,253,010	1,850,442
Allowance for credit losses to period end loans	1.32%	1.35%
Net charge-offs to average loans (annualized)	0.08%	0.00%

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

	March 31, 2024		December 31, 2023
		Percent of		Percent of
	Amount	Total	Amount	Total
Mortgage loans on real estate:
Residential real estate	$7,497	25.2%	$7,233	25.0%
Commercial real estate	11,494	38.5%	10,530	36.3%
Construction and land development	3,889	13.0%	4,646	16.0%
Total mortgage loans on real estate	22,880	76.7%	22,409	77.3%
Home equity lines of credit	1,171	3.9%	1,078	3.7%
Commercial	5,201	17.4%	4,906	16.9%
Consumer	604	2.0%	598	2.1%
Total	$29,856	100.0%	$28,991	100.0%

Nonperforming Assets

The following table presents our nonperforming assets as of the dates indicated (amounts in thousands):

	March 31,		December 31,
	2024	2023	2023
Nonaccrual loans	$4,357	$4,714	$5,579
Accruing loans past due 90 days or more	68	-	288
Total nonperforming loans	4,425	4,714	5,867
Foreclosed assets	924	198	92
Total nonperforming assets	$5,349	$4,912	$5,959

Allowance for credit losses to period end loans	1.32%	1.35%	1.29%
Allowance for credit losses to period end nonperforming loans	674.71%	545.48%	494.14%
Net charge-offs (recoveries) to average loans (annualized)	0.07%	0.00%	0.03%
Nonperforming assets to period end loans and foreclosed property	0.24%	0.26%	0.27%
Nonperforming loans to period end loans	0.19%	0.25%	0.26%
Nonperforming assets to total assets	0.16%	0.16%	0.18%
Period end loans	2,269,845	1,910,514	2,240,006
Period end total assets	3,368,560	2,988,952	3,235,250
Allowance for credit losses	29,856	25,714	28,991
Average loans for the period	2,253,010	1,850,442	2,043,466
Net charge-offs (recoveries) for the period	444	(13)	643
Period end loans plus foreclosed property	2,270,769	1,910,712	2,240,098

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

The following table details the composition of our deposit portfolio as of March 31, 2024, and December 31, 2023.

	March 31, 2024		December 31, 2023
		Percent of		Percent of
	Amount	Total	Amount	Total
Demand deposits, non-interest bearing	$647,499	22.4%	$628,415	23.0%
Demand deposits, interest bearing	706,488	24.4%	693,421	25.4%
Money market accounts	834,470	28.8%	761,164	27.9%
Savings deposits	113,562	3.9%	112,563	4.1%
Time certificates of $250 thousand or more	312,412	10.8%	272,008	10.0%
Other time certificates	279,331	9.7%	263,084	9.6%
Totals	$2,893,762	100.0%	$2,730,655	100.0%

Total deposits were $2.89 billion at March 31, 2024, an increase of $163.1 million from December 31, 2023 with the increase resulting mainly in the balances of interest bearing demand deposits, money market account, and time deposit accounts. Some of our demand deposit accounts are seasonal and have expected balance fluctuations. The seasonality of these demand deposits is related to property tax collections and to agricultural production.

The following table presents the Bank’s time certificates of deposits by various maturities as of March 31, 2024 (amounts in thousands).

	All Time Deposits	Time Deposits $250 or more	Time Deposits less than $250
Three months or less	$171,004	$69,568	$101,436
Greater than three months through six months	145,494	91,198	54,296
Greater than six months through one year	209,001	119,385	89,616
Greater than one year through three years	60,690	30,032	30,658
Greater than three years	5,554	2,228	3,326
Total	$591,743	$312,411	$279,332

Other Funding Sources

We supplement our deposit funding with wholesale funding when needed for balance sheet planning and management or when the terms are attractive and will not disrupt our offering rates in our markets. A source we have used for wholesale funding is the Federal Home Loan Bank of Atlanta (FHLB). The line of credit with the FHLB is secured by pledges of various loans in our loan portfolio. At March 31, 2024, the FHLB line of credit available was $350.0 million and at December 31, 2023 it was $210.3 million. As of March 31, 2024 and December 31, 2023, we had $205 million and $230 million Federal Home Loan Bank advances outstanding, respectively. We also have lines of credit for federal funds borrowings with other banks that totaled $100.0 million and $88.5 million at March 31, 2024 and December 31, 2023, respectively. Furthermore, we have pledged certain loans to the Federal Reserve Bank (FRB) to secure a line of credit. At March 31, 2024, the FRB line of credit available was $357.2 million and at December 31, 2023, the FRB line of credit available was $157.6 million. Another source that we have used for wholesale funding is the Federal Reserve Bank discount window. At both March 31, 2024 and December 31, 2023, we had no borrowings outstanding with the Federal Reserve Bank discount window.

On August 9, 2021, the Company entered into a line of credit agreement with ServisFirst Bank for $10 million. The line of credit agreement was amended on March 17, 2023 to increase the line to $20 million. The line of credit is to be used for general capital needs and investments. The line, when drawn, will require quarterly payments of interest only. The line of credit was amended on March 15, 2024 and extended the maturity date 24 months to March 15, 2026. Additionally, the amendment dated March 15, 2024 increased the interest rate float at Wall Street Journal Prime with a floor of 4.50% up from 3.25%. The line of credit is secured by 51% of the Company’s stock.

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

Cash and cash equivalents at March 31, 2024 and December 31, 2023, were $213.9 million and $72.6 million, respectively. Based on recorded cash and cash equivalents, management believes River Financial Corporation’s liquidity resources were sufficient at March 31, 2024 to fund loans and meet other cash needs as necessary.

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

Financial instruments whose contract amount represents credit risk at March 31, 2024 and December 31, 2023 were as follows (amounts in thousands):

	March 31, 2024	December 31, 2023
Commitments to extend credit	$466,161	$477,476
Stand-by and performance letters of credit	7,666	8,025
Total	$473,827	$485,501

Contractual Obligations

While our liquidity monitoring and management considers both present and future demands for and sources of liquidity, the following table of contractual commitments focuses only on future obligations as of March 31, 2024 (amounts in thousands).

		Due after 1	Due after 3
	Due in 1	through	through	Due after
	year or less	3 years	5 years	5 years	Total
Deposits without a stated maturity	$2,302,019	$-	$-	$-	$2,302,019
Certificates of deposit of less than $250	245,348	30,658	3,326	-	279,332
Certificates of deposit of $250 or more	280,151	30,032	2,228	-	312,411
Securities sold under agreements to repurchase	14,588	-	-	-	14,588
Federal Home Loan Bank advances	55,000	50,000	40,000	60,000	205,000
Subordinated debt, net of loan costs	-	-	-	39,510	39,510
Operating leases	770	1,097	734	1,667	4,268
Total contractual obligations	$2,897,876	$111,787	$46,288	$101,177	$3,157,128

Capital Position and Dividends

At March 31, 2024 and December 31, 2023, total stockholders’ equity was $197.7 million and $198.3 million, respectively. The decrease of approximately $612.0 thousand resulted mainly from the net change in retained earnings and accumulated other comprehensive loss for the three months ended March 31, 2024. Retained earnings for the first three months of 2024 increased $2.0 million while accumulated other comprehensive loss increased $2.9 million. The ratio of stockholders’ equity to total assets was 5.87% and 6.13% at March 31, 2024 and December 31, 2023, respectively.

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

Management believes, as of March 31, 2024, that the Company and Bank meet all capital adequacy requirements to which they are subject. The following table presents the Company's and Bank’s capital amounts and ratios as of March 31, 2024 with the required minimum levels for capital adequacy purposes including the phase in of the capital conservation buffer under Basel III and minimum levels to be well capitalized (as defined) under the regulatory prompt corrective action regulations.

As of March 31, 2024:
					To Be Well Capitalized
			Required For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Regulations (1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
River Financial Corporation:
Total Capital (To Risk-Weighted Assets)	$310,205	12.884%	$252,806	>= 10.500%	N/A	N/A
Common Equity Tier 1 Capital (To Risk-Weighted Assets)	240,350	9.983%	168,532	>= 7.000%	N/A	N/A
Tier 1 Capital (To Risk-Weighted Assets)	240,350	9.983%	204,645	>= 8.500%	N/A	N/A
Tier 1 Capital (To Average Assets)	240,350	7.400%	129,919	>= 4.000%	N/A	N/A

River Bank:
Total Capital (To Risk-Weighted Assets)	$306,856	12.745%	$252,802	>= 10.500%	$240,764	>= 10.00%
Common Equity Tier 1 Capital (To Risk-Weighted Assets)	277,001	11.505%	168,535	>= 7.000%	156,496	>= 6.50%
Tier 1 Capital (To Risk-Weighted Assets)	277,001	11.505%	204,649	>= 8.500%	192,611	>= 8.00%
Tier 1 Capital (To Average Assets)	277,001	8.529%	129,913	>= 4.000%	162,392	>= 5.00%
(1) the prompt corrective action provisions are applicable at the Bank level only.

Management believes, as of December 31, 2023, that the Bank met all capital adequacy requirements to which it was subject at the time. The following table presents the Company's and Bank’s capital amounts and ratios as of December 31, 2023 with the required minimum levels for capital adequacy purposes and minimum levels to be well capitalized (as defined) under the prompt corrective action regulations.

As of December 31, 2023:
					To Be Well Capitalized
			Required For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Regulations (1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
River Financial Corporation:
Total Capital (To Risk-Weighted Assets)	$306,917	12.948%	$248,890	>= 10.500%	N/A	N/A
Common Equity Tier 1 Capital (To Risk-Weighted Assets)	237,927	10.037%	165,935	>= 7.000%	N/A	N/A
Tier 1 Capital (To Risk-Weighted Assets)	237,927	10.037%	201,492	>= 8.500%	N/A	N/A
Tier 1 Capital (To Average Assets)	237,927	7.505%	126,810	>= 4.000%	N/A	N/A

River Bank:
Total Capital (To Risk-Weighted Assets)	$303,279	12.794%	$248,892	>= 10.500%	$237,040	>= 10.00%
Common Equity Tier 1 Capital (To Risk-Weighted Assets)	274,289	11.571%	165,928	>= 7.000%	154,076	>= 6.50%
Tier 1 Capital (To Risk-Weighted Assets)	274,289	11.571%	201,484	>= 8.500%	189,632	>= 8.00%
Tier 1 Capital (To Average Assets)	274,289	8.652%	126,807	>= 4.000%	158,508	>= 5.00%
(1) the prompt corrective action provisions are applicable at the Bank level only.

River Financial Corporation’s principal source of funds for dividend payments and debt service is dividends received from River Bank. There are statutory limitations on the payment of dividends by River Bank to River Financial Corporation. As of March 31, 2024, the maximum amount the Bank could dividend to River Financial Corporation without prior regulatory authority approval was approximately $60.9 million. In addition to dividend restrictions, federal statutes prohibit unsecured loans from banks to bank holding companies.

During the three months ending March 31, 2024 there were 3,500 incentive stock options issued with a weighted average exercise price of $33.84 per share. During the same period, there were 6,806 incentive stock options exercised at a weighted average exercise price of $23.34 per share. During the same period, there were no incentive stock options forfeited. A total of 337,044 incentive stock options were outstanding as of March 31, 2024 with a weighted average exercise price of $25.45 per share and a weighted average remaining life of 4.89 years.

During the three months ending March 31, 2024 there were no restricted stock grants issued. During the same time period, there were 10,350 stock grants that vested with a weighted average exercise price of $31.40. During the same time period, there were no stock grants forfeited. A total of 55,383 restricted stock grants remained nonvested as of March 31, 2024 with a weighted average exercise price of $32.07 per share and a weighted average remaining life of 2.57 years.

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

The following table illustrates our interest rate sensitivity at March 31, 2024, assuming the relevant assets and liabilities are collected and paid, respectively, based upon historical experience rather than their stated maturities (amounts in thousands).

	0-1 Mos	1-3 Mos	3-12 Mos	1-2 Yrs	2-3 Yrs	>3 Yrs	Total
Interest earning assets
Loans	$379,292	$108,053	$346,114	$348,729	$259,606	$828,051	$2,269,845
Securities	25,069	13,450	39,348	66,773	144,344	421,165	710,149
Certificates of deposit in banks	-	-	-	1,250	2,500	468	4,218
Cash balances in banks	134,893	-	-	-	-	-	134,893
Federal funds sold	46,000	-	-	-	-	-	46,000
Total interest earning assets	$585,254	$121,503	$385,462	$416,752	$406,450	$1,249,684	$3,165,105

Interest bearing liabilities
Interest bearing transaction accounts	$223,205	$11,644	$52,401	$69,866	$69,866	$279,506	$706,488
Savings and money market accounts	467,990	9,624	43,314	57,752	57,752	311,600	948,032
Time deposits	66,079	85,598	369,847	54,581	8,737	6,901	591,743
Securities sold under agreements to repurchase	14,588	-	-	-	-	-	14,588
Federal Home Loan Bank advances	60,000	55,000	40,000	25,000	25,000	-	205,000
Subordinated debentures, net of loan costs	-	-	-	-	-	39,510	39,510
Total interest bearing liabilities	$831,862	$161,866	$505,562	$207,199	$161,355	$637,517	$2,505,361

Interest sensitive gap
Period gap	$(246,608)	$(40,363)	$(120,100)	$209,553	$245,095	$612,167	$659,744
Cumulative gap	$(246,608)	$(286,971)	$(407,071)	$(197,518)	$47,577	$659,744
Cumulative gap - Rate Sensitive Assets/ Rate Sensitive Liabilities	-7.8%	-9.1%	-12.9%	-6.2%	1.5%	20.8%

The Bank generally benefits from increasing market interest rates when it has an asset-sensitive gap (a positive number) and generally benefits from decreasing market interest rates when it is liability sensitive (a negative number). As shown in the table above, the Bank is liability sensitive on a cumulative basis throughout the one to two year time frame. The interest sensitivity analysis presents only a static view of the timing and repricing opportunities, without taking into consideration that changes in interest rates do not affect all assets and liabilities equally. For example, rates paid on a substantial portion of core deposits may change contractually within a relatively short time frame, but those are viewed by management as significantly less interest sensitive than market-based rates such as those paid on non-core deposits. For this and other reasons, management relies more upon the simulations analysis (as noted above) in managing interest rate risk. Net interest income may be impacted by other significant factors in a given interest rate environment, including changes in volume and mix of interest earning assets and interest bearing liabilities.

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

	Impact on net interest income
	As of	As of
	March 31, 2024	December 31, 2023
Change in prevailing rates:
+ 400 basis points	(10.10)%	(13.84)%
+ 300 basis points	(7.51)%	(10.27)%
+ 200 basis points	(5.01)%	(6.87)%
+ 100 basis points	(2.50)%	(3.35)%
+ 0 basis points	-	-
- 100 basis points	2.28%	3.02%
- 200 basis points	4.20%	5.59%
- 300 basis points	5.22%	8.11%
- 400 basis points	7.08%	12.40%

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This item is not applicable to smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company has carried out an evaluation under the supervision and with participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even the effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2024, the Company’s disclosure controls and procedures are effective in ensuring that material information relating to the Company required to be disclosed in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods and is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the three months ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time the Company is a party to legal proceedings. At the present time the Company is not part of any proceeding which the Company deems to be material except as described in the Company's Annual Report on Form 10-K for the year ended December 31, 2023 at Item 1., "Supervision and Regulation - USA Patriot Act."

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 that could materially affect the Company’s business, financial condition or future results. The risks described in the Company’s Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.

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

31.1**	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2**	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32 **	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Schedules omitted. Registrant agrees to furnish a copy of any omitted schedule to the SEC upon request.

** Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RIVER FINANCIAL CORPORATION

Date: May 7, 2024	By:	/s/ James M. Stubbs
James M. Stubbs
Chief Executive Officer (principal executive officer)

Date: May 7, 2024	By:	/s/ Jason B. Davis
Jason B. Davis
Chief Financial Officer