Form 10-Q
period 2024-06-30
River Financial Corp
filed 2024-08-06
CIK 1641601

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 1, 2024, the registrant had 7,674,876 shares of common stock, $1.00 par value per share, outstanding.

Auditor Firm Id:	669	Auditor Name:	Mauldin & Jenkins, LLC	Auditor Location:	Birmingham, Alabama, USA

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that reflect our current views with respect to, among other things, future events and financial performance, which involve substantial risks and uncertainties. Certain statements made in this Quarterly Report on Form 10-Q are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). Forward-looking statements are not historical facts and include any statement that, without limitation, may predict, forecast, indicate or imply future results, performance or achievements instead of historical or current facts and may contain words like “anticipates,” “approximately,” “believes,” “budget,” “can,” “could,” “continues,” “contemplates,” “estimates,” “expects,” “forecast,” “intends,” “may,” “might,” “objective,” “outlook,” “predicts,” “probably,” “plans,” “potential,” “project,” “seeks,” “shall,” “should,” “target,” “will,” or the negative of these terms and other words, phrases, or expressions with similar meaning.

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

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

RIVER FINANCIAL CORPORATION

Consolidated Statements of Financial Condition

(in thousands except share data)

	June 30, 2024	December 31, 2023
	Unaudited	Audited
Assets
Cash and due from banks	$50,470	$32,572
Interest-bearing deposits in banks	116,050	7,975
Federal funds sold	10,000	32,000
Cash and cash equivalents	176,520	72,547

Certificates of deposit in banks	4,218	4,218
Securities held-to-maturity, at amortized cost (fair value of $100,524 and $103,174, respectively)	124,533	126,793
Securities available-for-sale, at fair value (amortized cost of $678,985 and $703,915, respectively)	596,417	621,091
Loans held for sale	9,093	4,595
Loans, net of deferred fees and discounts	2,350,403	2,240,006
Less allowance for credit losses	(30,916)	(28,991)
Net loans	2,319,487	2,211,015
Premises and equipment, net	44,949	45,216
Accrued interest receivable	14,859	14,091
Bank owned life insurance	47,697	47,001
Foreclosed assets	66	92
Deferred income taxes, net	30,376	29,901
Core deposit intangible	1,175	1,445
Goodwill	27,817	27,817
Restricted equity securities	12,413	13,433
Other assets	14,481	15,995
Total assets	$3,424,101	$3,235,250
Liabilities and Shareholders' Equity
Noninterest-bearing deposits	$638,635	$628,415
Interest-bearing deposits	2,304,062	2,102,240
Total deposits	2,942,697	2,730,655
Securities sold under agreements to repurchase	15,320	16,731
Federal Home Loan Bank advances	200,000	230,000
Subordinated debentures, net of loan costs	39,527	39,492
Accrued interest payable and other liabilities	14,120	15,551
Total liabilities	3,211,664	3,032,429
Common stock related to 401(k) Employee Stock Ownership Plan	4,242	4,483
Stockholders' Equity
Preferred stock ($0.01 par value; 1,000,000 shares authorized; no shares issued or outstanding)	-	-
Common stock ($1 par value; 15,000,000 shares authorized; 7,676,174 and 7,670,318 shares issued; 7,639,778 and 7,655,860 shares outstanding at June 30, 2024 and December 31, 2023, respectively)	7,676	7,670
Additional paid-in capital	137,185	137,017
Retained earnings	133,953	124,333
Accumulated other comprehensive loss	(63,686)	(64,003)
Unvested restricted stock	(1,453)	(1,700)
Treasury stock at cost (36,396 and 14,458 shares, respectively)	(1,238)	(496)
Common stock related to 401(k) Employee Stock Ownership Plan	(4,242)	(4,483)
Total stockholders' equity	208,195	198,338
Total equity	212,437	202,821
Total liabilities and stockholders' equity	$3,424,101	$3,235,250

The accompanying notes are an integral part of these financial statements.

RIVER FINANCIAL CORPORATION

Unaudited Consolidated Statements of Income

(in thousands except per share data)

	For the Three Months Ended:		For the Six Months Ended:
	June 30,		June 30,
	2024	2023	2024	2023
Interest income:
Loans, including fees	$35,537	$26,924	$69,485	$50,675
Taxable securities	3,467	3,612	6,857	7,269
Nontaxable securities	350	374	696	841
Federal funds sold	357	444	776	597
Other interest income	1,878	239	2,810	856
Total interest income	41,589	31,593	80,624	60,238
Interest expense:
Deposits	16,321	9,842	30,965	17,662
Short-term borrowings	129	131	261	230
Federal Home Loan Bank advances	2,149	1,731	4,406	2,918
Subordinated debentures	417	418	835	833
Note payable	-	248	-	335
Total interest expense	19,016	12,370	36,467	21,978
Net interest income	22,573	19,223	44,157	38,260
Provision for credit losses	1,326	1,311	2,635	2,622
Net interest income after provision for credit losses	21,247	17,912	41,522	35,638
Noninterest income:
Service charges and fees	2,072	1,885	4,057	3,623
Investment brokerage revenue	173	138	364	301
Mortgage operations	1,127	930	2,080	1,580
Bank owned life insurance income	355	319	696	629
Net gain (loss) on sales of investment securities	-	5	(1,432)	5
Community Development Financial Institution income	-	3,718	-	3,718
Other noninterest income	520	977	1,044	1,196
Total noninterest income	4,247	7,972	6,809	11,052
Noninterest expense:
Salaries and employee benefits	9,481	9,461	18,672	18,029
Occupancy expenses	965	922	1,946	1,830
Equipment rentals, depreciation, and maintenance	521	505	1,045	977
Telephone and communications	140	139	266	280
Advertising and business development	194	326	443	621
Data processing	1,002	930	2,028	1,950
Foreclosed assets, net	66	25	101	35
Federal deposit insurance and other regulatory assessments	705	723	1,429	1,294
Legal and other professional services	262	636	614	1,001
Other operating expenses	2,188	2,342	4,262	4,324
Total noninterest expense	15,524	16,009	30,806	30,341
Income before income taxes	9,970	9,875	17,525	16,349
Provision for income taxes	2,327	2,240	4,072	3,607
Net income	$7,643	$7,635	$13,453	$12,742

Basic net earnings per common share	$1.00	$1.14	$1.76	$1.91
Diluted net earnings per common share	$0.99	$1.13	$1.74	$1.88
Dividends per common share	$-	$-	$0.50	$0.48

The accompanying notes are an integral part of these financial statements.

RIVER FINANCIAL CORPORATION

Unaudited Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Net income	$7,643	$7,635	$13,453	$12,742
Other comprehensive income (loss), net of tax:
Investment securities available-for-sale:
Net unrealized gains (losses)	4,420	(10,970)	(842)	(1,169)
Income tax effect	(1,110)	2,755	213	294
Reclassification adjustments for (gains) losses realized in net income	-	(5)	1,432	(5)
Income tax effect	-	1	(360)	1
Reclassification adjustment for accretion of unrealized holding loss included in accumulated other comprehensive loss from the transfer of securities from available-for-sale to held-to-maturity	(85)	(93)	(168)	(184)
Income tax effect	21	23	42	46
Other comprehensive income (loss), net of tax	3,246	(8,289)	317	(1,017)
Comprehensive income (loss)	$10,889	$(654)	$13,770	$11,725

The accompanying notes are an integral part of these financial statements.

RIVER FINANCIAL CORPORATION

Unaudited Consolidated Statements of Changes in Stockholders' Equity

(in thousands except share and per share data)

	Common Stock	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Unvested Restricted Stock	Treasury Stock	Common Stock Related to ESOP	Total Stockholders' Equity

Balance at December 31, 2023	$7,670	$137,017	$124,333	$(64,003)	$(1,700)	$(496)	$(4,483)	$198,338
Net income	-	-	13,453	-	-	-	-	13,453
Other comprehensive income, net of tax	-	-	-	317	-	-	-	317
Exercise of stock options (6,906 shares)	7	154	-	-	-	-	-	161
Purchase of treasury stock (26,803 shares)	-	-	-	-	-	(903)	-	(903)
Restricted stock forfeitures (1,050 shares)	(1)	(32)	-	-	33	-	-	-
Sale of treasury shares (4,865 shares)	-	4	-	-	-	161	-	165
Dividends declared ($0.50 per share)	-	-	(3,833)	-	-	-	-	(3,833)
Stock-based compensation expense	-	42	-	-	214	-	-	256
Change for ESOP related shares	-	-	-	-	-	-	241	241
Balance at June 30, 2024	$7,676	$137,185	$133,953	$(63,686)	$(1,453)	$(1,238)	$(4,242)	$208,195

The accompanying notes are an integral part of these financial statements.

RIVER FINANCIAL CORPORATION

Unaudited Consolidated Statements of Cash Flows

(in thousands)

	For the Six Months
	Ended June 30,
	2024	2023
Cash Flows From Operating Activities:
Net Income	$13,453	$12,742
Adjustments to reconcile net income to net cash from operating activities:
Provision for credit losses	2,635	2,622
Provision for losses on foreclosed assets	38	60
Amortization of securities	1,279	1,457
Accretion of securities	(210)	(235)
Realized net loss (gain) on sales of securities available-for-sale	1,432	(5)
Accretion of discount on acquired loans	(5)	(5)
Accretion of deferred loan fees / costs	(2,341)	(1,970)
Amortization of core deposit intangible asset	270	361
Amortization of debt issuance costs	35	38
Stock-based compensation expense	256	215
Bank owned life insurance income	(696)	(629)
Depreciation and amortization of premises and equipment	1,609	1,345
Loss (gain) on sales of foreclosed assets	36	(51)
Deferred income tax benefit	(581)	(808)
(Increase) decrease in operating assets and (decrease) increase in operating liabilities:
Loans held-for-sale	(4,498)	(5,123)
Accrued interest receivable	(768)	(123)
Other assets	1,514	(4,233)
Accrued interest payable and other liabilities	(1,432)	(454)
Net cash from operating activities	12,026	5,204
Cash Flows (Used For) Investing Activities:
Maturity of certificate of deposit	-	496
Activity in securities available-for-sale:
Sales of securities available-for-sale	33,681	15,252
Maturities, payments, calls of securities available-for-sale	20,850	21,299
Purchases of securities available-for-sale	(32,001)	(4,833)
Activity in securities held-to-maturity:
Maturities, payments, calls of securities held-to-maturity	2,327	2,433
Loan principal originations, net	(109,611)	(242,689)
Proceeds from sale of foreclosed assets	802	485
Purchases of premises and equipment	(1,342)	(3,857)
Redemption (purchase) of restricted equity securities, net	1,020	(2,769)
Net cash used for investing activities	(84,274)	(214,183)
Cash Flows From Financing Activities:
Net increase in deposits	212,042	167,707
Net (decrease) increase in securities sold under agreements to repurchase	(1,411)	8,461
Proceeds from Federal Home Loan Bank advances	50,000	190,000
Repayment of Federal Home Loan Bank advances	(80,000)	(130,000)
Proceeds from issuance of line of credit	-	12,000
Proceeds from Federal Reserve Bank discount window borrowings	-	20,000
Repayment of Federal Reserve Bank discount window borrowings	-	(25,000)
Proceeds from exercise of common stock options	161	327
Purchase of treasury stock	(903)	(571)
Sale of treasury stock	165	160
Cash dividends	(3,833)	(3,208)
Net cash from financing activities	176,221	239,876
Net Change In Cash And Cash Equivalents	103,973	30,897
Cash and Cash Equivalents At Beginning Of Period	72,547	74,826
Cash and Cash Equivalents At End Of Period	$176,520	$105,723

Supplemental Disclosures Of Cash Flows Information:
Cash Payments For:
Interest paid to depositors	$30,614	$17,427
Interest paid on borrowings	$5,076	$4,041
Income taxes	$1,620	$3,930
Non-cash investing and financing activities:
Transfer of loans to foreclosed assets	$850	$431
Restricted stock (forfeiture) grant	$(33)	$53

The accompanying notes are an integral part of these financial statements.

River Financial Corporation

Notes to Unaudited Consolidated Financial Statements

(amounts in thousands, except share and per share data)

Note 1 – Basis of Presentation

General

The unaudited consolidated financial statements include the accounts of River Financial Corporation (“River” or the “Company”) and its wholly owned subsidiary, River Bank & Trust (“Bank”). The Bank provides a full range of commercial and consumer banking services primarily in the Montgomery, Alabama metropolitan area, Autauga, Baldwin, Chilton, Coffee, Elmore, Etowah, Houston, Jefferson, Lee, Madison, Mobile, Morgan and Tallapoosa counties and surrounding counties in Alabama. The Bank is regulated by the Federal Deposit Insurance Corporation (FDIC) and undergoes periodic examinations by this regulatory agency and the Alabama Banking Department. The Company is regulated by the Federal Reserve Bank (FRB) and is also subject to periodic examinations.

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

The reconciliation of the components of the basic and diluted earnings per share is as follows (amounts in thousands):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2024	2023	2024	2023
Net earnings available to common shareholders	$7,643	$7,635	$13,453	$12,742
Weighted average common shares outstanding	7,659,326	6,670,969	7,660,990	6,668,879
Dilutive effect of stock options	68,581	96,457	72,936	94,377
Diluted common shares	7,727,907	6,767,426	7,733,926	6,763,256
Basic earnings per common share	$1.00	$1.14	$1.76	$1.91
Diluted earnings per common share	$0.99	$1.13	$1.74	$1.88

Note 4 – Investment Securities

The following tables summarize the amortized cost and fair value of securities available-for-sale and securities held-to-maturity and the corresponding amounts of unrealized gains and losses recognized in accumulated other comprehensive loss at June 30, 2024 and December 31, 2023 (amounts in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2024:
Securities available-for-sale:
Residential mortgage-backed	$411,918	$109	$(56,763)	$355,264
U.S. treasury securities	115,730	-	(9,372)	106,358
U.S. govt. sponsored enterprises	61,140	-	(4,934)	56,206
State, county, and municipal	73,463	24	(9,625)	63,862
Corporate debt obligations	16,734	16	(2,023)	14,727
Total available-for-sale	$678,985	$149	$(82,717)	$596,417

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2024:
Securities held-to-maturity:
Residential mortgage-backed	$61,720	$-	$(12,054)	$49,666
State, county, and municipal	62,813	-	(11,955)	50,858
Total held-to-maturity	$124,533	$-	$(24,009)	$100,524

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2023:
Securities available-for-sale:
Residential mortgage-backed	$413,179	$102	$(55,981)	$357,300
U.S. treasury securities	130,713	-	(10,661)	120,052
U.S. govt. sponsored enterprises	68,751	-	(5,185)	63,566
State, county, and municipal	73,514	4	(8,857)	64,661
Corporate debt obligations	17,758	5	(2,251)	15,512
Total available-for-sale	$703,915	$111	$(82,935)	$621,091

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2023:
Securities held-to-maturity:
Residential mortgage-backed	$63,953	$-	$(12,022)	$51,931
State, county, and municipal	62,840	-	(11,597)	51,243
Total held-to-maturity	$126,793	$-	$(23,619)	$103,174

The unrecognized losses on held-to-maturity investment securities presented in the table above do not include unrecognized losses on securities that were transferred from available-for-sale to held-to-maturity totaling $2.45 million at June 30, 2024 and $2.62 million at December 31, 2023. These unrecognized losses are included as a separate component of stockholders' equity and are being amortized over the remaining term of the securities.

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

The following tables summarize securities with unrealized and unrecognized losses as of June 30, 2024 and December 31, 2023 aggregated by major security type and length of time in a continuous unrealized or unrecognized loss position (amounts in thousands):

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2024:
Securities available-for-sale:
Residential mortgage-backed	$8,654	$29	$327,036	$56,734	$335,690	$56,763
U.S. treasury securities	-	-	106,358	9,372	106,358	9,372
U.S. govt. sponsored enterprises	-	-	56,206	4,934	56,206	4,934
State, county & municipal	2,967	13	59,170	9,612	62,137	9,625
Corporate debt obligations	455	1	12,298	2,022	12,753	2,023
Total available-for-sale	$12,076	$43	$561,068	$82,674	$573,144	$82,717

Securities held-to-maturity:
Residential mortgage-backed	$-	$-	$49,666	$12,054	$49,666	$12,054
State, county & municipal	-	-	45,513	11,955	45,513	11,955
Total held-to-maturity	$-	$-	$95,179	$24,009	$95,179	$24,009

December 31, 2023:
Securities available-for-sale:
Residential mortgage-backed	$2,028	$2	$352,807	$55,979	$354,835	$55,981
U.S. treasury securities	-	-	120,053	10,661	120,053	10,661
U.S. govt. sponsored enterprises	1,689	7	61,877	5,178	63,566	5,185
State, county & municipal	-	-	63,657	8,857	63,657	8,857
Corporate debt obligations	926	29	13,131	2,222	14,057	2,251
Total available-for-sale	$4,643	$38	$611,525	$82,897	$616,168	$82,935

Securities held-to-maturity:
Residential mortgage-backed	$-	$-	$51,931	$12,022	$51,931	$12,022
State, county & municipal	-	-	45,898	11,597	45,898	11,597
Total held-to-maturity	$-	$-	$97,829	$23,619	$97,829	$23,619

The Company owned a total of 320 securities with unrealized losses of $106.7 million at June 30, 2024. The unrealized losses were primarily attributable to changes in interest rates, rather than deterioration in credit quality. The individual securities are each investment grade securities. The Company considers factors such as the financial condition of the issuer including credit ratings and specific events affecting the operations of the issuer, volatility of the security, underlying assets that collateralize the debt security, and other industry and macroeconomic conditions. The Company does not intend to sell these securities, and it is more likely than not that the Company will not be required to sell these securities before recovery of the amortized cost. The issuers of these securities continue to make timely principal and interest payments under the contractual terms of the securities. As such, there is no allowance for credit losses on available for sale or held to maturity securities recognized as of June 30, 2024 and December 31, 2023. Accrued interest receivable is not included in available-for-sale security balances and is presented in accrued interest receivable on the consolidated statement of financial condition. Interest receivable on securities was approximately $2.5 million and $2.1 million as of June 30, 2024 and December 31, 2023, respectively, and was excluded from the estimate of credit losses.

As of June 30, 2024 and December 31, 2023, securities with a carrying value of approximately $255.0 million and $268.2 million, respectively, were pledged to secure public deposits as required by law. At June 30, 2024 and December 31, 2023, the carrying value of securities pledged to secure repurchase agreements was approximately $22.4 million and $26.9 million, respectively.

During the six months ended June 30, 2024, the Company sold investment securities for proceeds of $33.7 million and realized losses of $1.4 million. The net loss consisted of gross gains of $44 thousand and gross losses of $1.5 million. During the six months ended June 30, 2023, the Company sold investment securities for proceeds of $15.3 million and realized gains of $5.0 thousand. The net gain consisted of gross gains of $150.0 thousand and gross losses of $145.0 thousand.

The amortized cost and estimated fair value of debt securities at June 30, 2024 and December 31, 2023, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities for residential mortgage backed securities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties. These securities are therefore not presented by maturity classification.

	June 30, 2024		December 31, 2023
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)		(In Thousands)
Securities available-for-sale
Less than 1 year	$-	$-	$2,500	$2,424
1 to 5 years	154,936	142,193	163,927	150,501
5 to 10 years	43,565	38,810	51,970	46,415
After 10 years	68,566	60,150	72,339	64,451
	267,067	241,153	290,736	263,791
Residential mortgage-backed securities	411,918	355,264	413,179	357,300
Total available-for-sale	$678,985	$596,417	$703,915	$621,091

	June 30, 2024		December 31, 2023
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)		(In Thousands)
Securities held-to-maturity
5 to 10 years	$23,327	$19,194	$19,706	$16,192
After 10 years	39,486	31,664	43,134	35,051
	62,813	50,858	62,840	51,243
Residential mortgage-backed securities	61,720	49,666	63,953	51,931
Total held-to-maturity	$124,533	$100,524	$126,793	$103,174

Note 5 – Loans, Allowance for Credit Losses and Credit Quality

Major classifications of loans at June 30, 2024 and December 31, 2023 are summarized as follows (amounts in thousands):

	June 30, 2024		December 31, 2023
	Amount	% of Total	Amount	% of Total
Residential real estate:
Closed-end 1-4 family - first lien	$827,851	35.7%	$771,144	34.9%
Closed-end 1-4 family - junior lien	13,217	0.6%	11,814	0.5%
Multi-family	22,127	1.0%	26,739	1.2%
Total residential real estate	863,195	37.3%	809,697	36.6%
Commercial real estate:
Nonfarm nonresidential	601,930	26.0%	557,202	25.2%
Farmland	68,521	3.0%	58,532	2.6%
Total commercial real estate	670,451	29.0%	615,734	27.8%
Construction and land development:
Residential	96,882	4.2%	100,974	4.6%
Other	177,788	7.7%	195,724	8.9%
Total construction and land development	274,670	11.9%	296,698	13.5%
Home equity lines of credit	109,959	4.7%	95,544	4.3%
Commercial loans:
Other commercial loans	279,479	11.9%	273,639	12.4%
Agricultural	70,641	3.0%	66,510	3.0%
State, county, and municipal loans	35,179	1.5%	34,819	1.6%
Total commercial loans	385,299	16.4%	374,968	17.0%
Consumer loans	55,119	2.4%	55,587	2.5%
Total gross loans	2,358,693	101.7%	2,248,228	101.7%
Allowance for credit losses	(30,916)	-1.3%	(28,991)	-1.3%
Net discounts	(18)	0.0%	(129)	0.0%
Net deferred loan fees	(8,272)	-0.4%	(8,093)	-0.4%
Net loans	$2,319,487	100.0%	$2,211,015	100.0%

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

	Real Estate Mortgage Loans
			Construction	Home equity
			and land	lines
Allowance for Credit Losses	Residential	Commercial	development	of credit	Commercial	Consumer	Total
Balance - December 31, 2023	$7,233	$10,530	$4,646	$1,078	$4,906	$598	$28,991
Provision for credit losses	25	797	(735)	124	2,323	101	2,635
Loan charge-offs	-	(248)	(19)	(50)	(346)	(101)	(764)
Loan recoveries	-	5	-	-	39	10	54
Balance - June 30, 2024	$7,258	$11,084	$3,892	$1,152	$6,922	$608	$30,916

Ending balance:
Individually evaluated	$17	$263	$-	$-	$2,021	$52	$2,353
Collectively evaluated	7,241	10,821	3,892	1,152	4,901	556	28,563
Total	$7,258	$11,084	$3,892	$1,152	$6,922	$608	$30,916

Loans:
Individually evaluated	$3,494	$6,113	$131	$128	$3,415	$52	$13,333
Collectively evaluated	859,701	664,338	274,539	109,831	381,884	55,067	2,345,360
Total	$863,195	$670,451	$274,670	$109,959	$385,299	$55,119	$2,358,693

	Real Estate Mortgage Loans
			Construction	Home equity
			and land	lines
Allowance for Credit Losses	Residential	Commercial	development	of credit	Commercial	Consumer	Total
Balance - December 31, 2022 prior to adoption of ASC 326	$5,088	$10,057	$3,377	$562	$4,778	$448	$24,310
Impact of adopting ASC 326	-	-	-	-	73	7	80
Provision for credit losses	771	876	430	239	160	146	2,622
Loan charge-offs	-	-	(196)	-	(162)	(40)	(398)
Loan recoveries	-	78	-	-	186	11	275
Balance - June 30, 2023	$5,859	$11,011	$3,611	$801	$5,035	$572	$26,889

Ending balance:
Individually evaluated	$-	$632	$-	$-	$292	$39	$963
Collectively evaluated	5,859	10,379	3,611	801	4,743	533	25,926
Total	$5,859	$11,011	$3,611	$801	$5,035	$572	$26,889

Loans:
Individually evaluated	$1,687	$6,914	$165	$200	$554	$39	$9,559
Collectively evaluated	703,554	592,904	277,523	77,606	339,772	53,634	2,044,993
Total	$705,241	$599,818	$277,688	$77,806	$340,326	$53,673	$2,054,552

The Company's unfunded lending commitments are unconditionally cancellable and therefore no allowance for credit losses has been recorded. In the event that collection of principal becomes uncertain, the Company has policies in place to reverse accrued interest in a timely manner. Therefore, the Company has made a policy election to exclude accrued interest from the measurement of the allowance for credit losses. Accrued interest on loans of $12.1 million and $11.3 million at June 30, 2024 and December 31, 2023, respectively, was included in accrued interest receivable and was excluded from the estimate of credit losses.

The following table presents collateral dependent loans by class of loans as of June 30, 2024 (amounts in thousands). Collateral dependent loans are loans for which the repayment is expected to be provided substantially through the operation or sale of the collateral and the borrower is experiencing financial difficulty. The Company reviews individually evaluated loans for designation as collateral dependent loans, as well as other loans that management of the Company designates as having higher risk. These loans do not share common risk characteristics and are not included within the collectively evaluated loans for determining the allowance for credit losses. The Company considers all individually evaluated loans to be collateral dependent.

Nonaccruing Collateral Dependent Loans	Unpaid Principal Balance	Recorded Investment	Loans With No Allowance	Loans With Allowance	Allowance for Credit Losses
Mortgage loans on real estate:
Residential real estate	$2,184	$2,184	$2,055	$129	$7
Commercial real estate	5,616	5,616	4,307	1,309	263
Construction and land development	131	131	131	-	-
Total mortgage loans on real estate	7,931	7,931	6,493	1,438	270
Home equity lines of credit	-	-	-	-	-
Commercial loans	3,391	3,391	-	3,391	1,997
Consumer loans	27	27	-	27	27
Total Loans	$11,349	$11,349	$6,493	$4,856	$2,294

Accruing Collateral Dependent Loans	Unpaid Principal Balance	Recorded Investment	Loans With No Allowance	Loans With Allowance	Allowance for Credit Losses
Mortgage loans on real estate:
Residential real estate	$1,310	$1,310	$1,147	$163	$10
Commercial real estate	497	497	497	-	-
Construction and land development	-	-	-	-	-
Total mortgage loans on real estate	1,807	1,807	1,644	163	10
Home equity lines of credit	128	128	128	-	-
Commercial loans	24	24	-	24	24
Consumer loans	25	25	-	25	25
Total Loans	$1,984	$1,984	$1,772	$212	$59

Total Collateral Dependent Loans	Unpaid Principal Balance	Recorded Investment	Loans With No Allowance	Loans With Allowance	Allowance for Credit Losses
Mortgage loans on real estate:
Residential real estate	$3,494	$3,494	$3,202	$292	$17
Commercial real estate	6,113	6,113	4,804	1,309	263
Construction and land development	131	131	131	-	-
Total mortgage loans on real estate	9,738	9,738	8,137	1,601	280
Home equity lines of credit	128	128	128	-	-
Commercial loans	3,415	3,415	-	3,415	2,021
Consumer loans	52	52	-	52	52
Total Loans	$13,333	$13,333	$8,265	$5,068	$2,353

The following table presents collateral dependent loans by class of loans as of December 31, 2023 (amounts in thousands).

Nonaccruing Collateral Dependent Loans	Unpaid Principal Balance	Recorded Investment	Loans With No Allowance	Loans With Allowance	Allowance for Credit Losses
Mortgage loans on real estate:
Residential real estate	$1,229	$1,229	$1,229	$-	$-
Commercial real estate	2,769	2,769	1,423	1,346	300
Construction and land development	364	364	364	-	-
Total mortgage loans on real estate	4,362	4,362	3,016	1,346	300
Home equity lines of credit	202	202	202	-	-
Commercial loans	-	-	-	-	-
Consumer loans	5	5	-	5	5
Total Loans	$4,569	$4,569	$3,218	$1,351	$305

Accruing Collateral Dependent Loans	Unpaid Principal Balance	Recorded Investment	Loans With No Allowance	Loans With Allowance	Allowance for Credit Losses
Mortgage loans on real estate:
Residential real estate	$1,099	$1,099	$934	$165	$12
Commercial real estate	9	9	9	-	-
Construction and land development	-	-	-	-	-
Total mortgage loans on real estate	1,108	1,108	943	165	12
Home equity lines of credit	-	-	-	-	-
Commercial loans	26	26	-	26	26
Consumer loans	35	35	-	35	35
Total Loans	$1,169	$1,169	$943	$226	$73

Total Collateral Dependent Loans	Unpaid Principal Balance	Recorded Investment	Loans With No Allowance	Loans With Allowance	Allowance for Credit Losses
Mortgage loans on real estate:
Residential real estate	$2,328	$2,328	$2,163	$165	$12
Commercial real estate	2,778	2,778	1,432	1,346	300
Construction and land development	364	364	364	-	-
Total mortgage loans on real estate	5,470	5,470	3,959	1,511	312
Home equity lines of credit	202	202	202	-	-
Commercial loans	26	26	-	26	26
Consumer loans	40	40	-	40	40
Total Loans	$5,738	$5,738	$4,161	$1,577	$378

The following tables present the performance status of loans as of June 30, 2024 and December 31, 2023, by class of loans (amounts in thousands).

As of June 30, 2024	Performing	Nonperforming	Total
Mortgage loans on real estate:
Residential real estate	$860,545	$2,650	$863,195
Commercial real estate	664,774	5,677	670,451
Construction and land development	274,403	267	274,670
Total mortgage loans on real estate	1,799,722	8,594	1,808,316
Home equity lines of credit	109,849	110	109,959
Commercial loans	381,856	3,443	385,299
Consumer loans	54,963	156	55,119
Total Loans	$2,346,390	$12,303	$2,358,693

As of December 31, 2023	Performing	Nonperforming	Total
Mortgage loans on real estate:
Residential real estate	$807,682	$2,015	$809,697
Commercial real estate	612,965	2,769	615,734
Construction and land development	296,187	511	296,698
Total mortgage loans on real estate	1,716,834	5,295	1,722,129
Home equity lines of credit	95,115	429	95,544
Commercial loans	374,968	-	374,968
Consumer loans	55,444	143	55,587
Total Loans	$2,242,361	$5,867	$2,248,228

The following tables present the aging of loans and non-accrual loans as of June 30, 2024 and December 31, 2023, by class of loans (amounts in thousands).

	Accruing Loans
As of June 30, 2024	Current	30-89 Days Past Due	90+ Days Past Due	Nonaccrual Loans	Total Loans	Nonaccrual With No ACL
Mortgage loans on real estate:
Residential real estate	$857,361	$3,184	$-	$2,650	$863,195	$2,522
Commercial real estate	663,150	1,624	-	5,677	670,451	4,368
Construction and land development	273,663	740	-	267	274,670	267
Total mortgage loans on real estate	1,794,174	5,548	-	8,594	1,808,316	7,157
Home equity lines of credit	109,217	632	-	110	109,959	110
Commercial loans	381,360	496	-	3,443	385,299	52
Consumer loans	54,421	542	-	156	55,119	128
Total Loans	$2,339,172	$7,218	$-	$12,303	$2,358,693	$7,447

	Accruing Loans
As of December 31, 2023	Current	30-89 Days Past Due	90+ Days Past Due	Nonaccrual Loans	Total Loans	Nonaccrual With No ACL
Mortgage loans on real estate:
Residential real estate	$805,262	$2,420	$288	$1,727	$809,697	$1,727
Commercial real estate	612,901	64	-	2,769	615,734	1,423
Construction and land development	296,030	157	-	511	296,698	511
Total mortgage loans on real estate	1,714,193	2,641	288	5,007	1,722,129	3,661
Home equity lines of credit	95,003	112	-	429	95,544	429
Commercial loans	374,699	269	-	-	374,968	-
Consumer loans	55,061	383	-	143	55,587	137
Total Loans	$2,238,956	$3,405	$288	$5,579	$2,248,228	$4,227

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

The following table presents loan balances classified by credit quality indicator, loan type and based on year of origination as of June 30, 2024 (amounts in thousands).

	2024	2023	2022	2021	2020	Prior	Revolving Loans	Total
Residential real estate
Pass	$66,901	$224,775	$345,668	$115,621	$63,744	$33,364	$4,693	$854,766
Special Mention	231	1,244	2,205	284	155	123	-	4,242
Substandard	348	616	1,525	80	256	1,362	-	4,187
Doubtful	-	-	-	-	-	-	-	-
Total residential real estate	$67,480	$226,635	$349,398	$115,985	$64,155	$34,849	$4,693	$863,195
Commercial real estate
Pass	$31,198	$103,658	$209,590	$93,285	$93,088	$107,393	$18,969	$657,181
Special Mention	396	119	-	389	1,116	4,983	-	7,003
Substandard	-	203	-	3,842	246	1,967	9	6,267
Doubtful	-	-	-	-	-	-	-	-
Total commercial real estate	$31,594	$103,980	$209,590	$97,516	$94,450	$114,343	$18,978	$670,451
Current-period gross charge-offs	$-	$-		$-	$-	$248	$-	$248
Construction and land development
Pass	$50,639	$136,029	$57,153	$13,011	$3,513	$5,866	$7,364	$273,575
Special Mention	-	211	311	-	-	31	275	828
Substandard	-	-	171	-	5	91	-	267
Doubtful	-	-	-	-	-	-	-	-
Total construction and land development	$50,639	$136,240	$57,635	$13,011	$3,518	$5,988	$7,639	$274,670
Current-period gross charge-offs	$-	$-	$19	$-	$-	$-	$-	$19
Home equity lines of credit
Pass	$439	$493	$450	$-	$582	$-	$107,518	$109,482
Special Mention	-	-	-	-	-	-	199	199
Substandard	-	-	-	-	-	20	258	278
Doubtful	-	-	-	-	-	-	-	-
Total home equity lines of credit	$439	$493	$450	$-	$582	$20	$107,975	$109,959
Current-period gross charge-offs	$-	$-	$-	$50	$-	$-	$-	$50
Commercial loans
Pass	$43,728	$80,159	$63,759	$26,439	$13,834	$21,897	$126,865	$376,681
Special Mention	99	153	124	80	81	3,988	626	5,151
Substandard	-	411	-	1	155	-	2,900	3,467
Doubtful	-	-	-	-	-	-	-	-
Total commercial loans	$43,827	$80,723	$63,883	$26,520	$14,070	$25,885	$130,391	$385,299
Current-period gross charge-offs	$-	$-	$201	$-	$-	$145	$-	$346
Consumer loans
Pass	$10,224	$16,767	$11,598	$6,458	$2,953	$3,284	$3,303	$54,587
Special Mention	40	27	92	77	15	2	22	275
Substandard	13	45	40	22	52	75	10	257
Doubtful	-	-	-	-	-	-	-	-
Total consumer loans	$10,277	$16,839	$11,730	$6,557	$3,020	$3,361	$3,335	$55,119
Current-period gross charge-offs	$23	$55	$16	$3	$4	$-	$-	$101
Total Loans
Pass	$203,129	$561,881	$688,218	$254,814	$177,714	$171,804	$268,712	$2,326,272
Special Mention	766	1,754	2,732	830	1,367	9,127	1,122	17,698
Substandard	361	1,275	1,736	3,945	714	3,515	3,177	14,723
Doubtful	-	-	-	-	-	-	-	-
Total loans	$204,256	$564,910	$692,686	$259,589	$179,795	$184,446	$273,011	$2,358,693
Current-period gross charge-offs	$23	$55	$236	$53	$4	$393	$-	$764

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

Assets and liabilities measured at fair value on a recurring basis – The only assets and liabilities measured at fair value on a recurring basis are our securities available-for-sale. Information related to the Company’s assets and liabilities measured at fair value on a recurring basis at June 30, 2024 and December 31, 2023 is as follows: (amounts in thousands)

	Fair Value Measurements At Reporting Date Using:
June 30, 2024	Fair Value	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Securities available-for-sale:
Residential mortgage -backed	$355,264	$-	$355,264	$-
U.S. treasury securities	106,358	-	106,358	-
U.S. government sponsored enterprises	56,206	-	56,206	-
State, county, and municipal	63,862	-	63,862	-
Corporate debt obligations	14,727	-	14,727	-
Totals	$596,417	$-	$596,417	$-

	Fair Value Measurements At Reporting Date Using:
December 31, 2023	Fair Value	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Securities available-for-sale:
Residential mortgage -backed	$357,300	$-	$357,300	$-
U.S. treasury securities	120,052	-	120,052	-
U.S. government sponsored enterprises	63,566	-	63,566	-
State, county, and municipal	64,661	-	64,661	-
Corporate debt obligations	15,512	-	15,512	-
Totals	$621,091	$-	$621,091	$-

The Company's policy is to recognize transfers in and transfers out of levels 1, 2, and 3 as of the end of a reporting period. There were no transfers between levels from December 31, 2023 to June 30, 2024 (amounts in thousands):

	Significant Unobservable Inputs (Level 3)
	June 30, 2024	December 31, 2023
Fair value, beginning of period	$-	$5,621
Transfers into Level 3	-	-
Transfers out of Level 3	-	(5,621)
Changes in unrealized gains/losses included in other comprehensive income for assets and liabilities still held at period-end	-	-
Fair value, end of period	$-	$-

Assets measured at fair value on a nonrecurring basis – The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. GAAP. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a nonrecurring basis are included in the table below as of June 30, 2024 and December 31, 2023 (amounts in thousands):

	Fair Value Measurements At Reporting Date Using:
June 30, 2024	Fair Value	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Individually evaluated loans	$10,980	$-	$-	$10,980
Foreclosed assets	66	-	-	66
Totals	$11,046	$-	$-	$11,046

December 31, 2023	Fair Value	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Individually evaluated loans	$5,360	$-	$-	$5,360
Foreclosed assets	92	-	-	92
Totals	$5,452	$-	$-	$5,452

The Company has estimated the fair values of these assets using Level 3 inputs, specifically the appraised value of the collateral. Individually evaluated loan balances represent those collateral dependent loans where management has estimated the credit loss by comparing the loan’s carrying value against the expected realizable fair value of the collateral dependent loan for the amount of the credit loss. For Level 3 assets measured at fair value on a non-recurring basis as of June 30, 2024 and December 31, 2023 for the valuation technique, we used appraisals. For the significant unobservable input, we used appraisal discounts, and weighted average input of 15-20% was used for the period ended June 30, 2024 and December 31, 2023.

The estimated fair values, and related carrying or notional amounts, of the Company’s financial instruments as of June 30, 2024 and December 31, 2023 are as follows (amounts in thousands):

		Estimated Fair Value
June 30, 2024	Carrying Amount	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$176,520	$176,520	$-	$-
Certificates of deposit in banks	4,218	-	4,218	-
Securities held-to-maturity	124,533	-	100,524	-
Securities available-for-sale	596,417	-	596,417	-
Loans held-for-sale	9,093	-	9,093	-
Loans receivable, net	2,319,487	-	2,265,406	10,980
Accrued interest receivable	14,859	-	14,859	-
Bank owned life insurance	47,697	-	47,697	-
Restricted equity securities	12,413	-	-	12,413
Financial liabilities:
Deposits	2,942,697	-	2,702,135	-
Securities sold under agreements to repurchase	15,320	-	15,320	-
Federal Home Loan Bank advances	200,000	-	199,026	-
Subordinated debentures	39,527	-	30,564	-
Accrued interest payable	2,424	-	2,424	-

		Estimated Fair Value
December 31, 2023	Carrying Amount	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$72,547	$72,547	$-	$-
Certificates of deposit in banks	4,218	-	4,218	-
Securities held-to-maturity	126,793	-	103,174	-
Securities available-for-sale	621,091	-	621,091	-
Loans held-for-sale	4,595	-	4,595	-
Loans receivable, net	2,211,015	-	2,180,082	5,360
Accrued interest receivable	14,091	-	14,091	-
Bank owned life insurance	47,001	-	47,001	-
Restricted equity securities	13,433	-	-	13,433
Financial liabilities:
Deposits	2,730,655	-	2,574,801	-
Securities sold under agreements to repurchase	16,731	-	16,731	-
Federal Home Loan Bank advances	230,000	-	229,430	-
Subordinated debentures	39,492	-	30,944	-
Accrued interest payable	2,178	-	2,178	-

The estimated fair values of the standby letters of credit and loan commitments on which the committed interest rate is less than the current market rate are insignificant as of June 30, 2024 and December 31, 2023.

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

Note 9 – Defined Contribution Plan

The Company provides a 401(k) employee stock ownership plan (ESOP), which covers substantially all of the Company’s employees who are eligible, as to age and length of service. A participant may elect to make contributions up to $23.0 thousand and $22.5 thousand of the participant’s annual compensation in 2024 and 2023, respectively. The Company makes contributions up to 3% of each participant’s annual compensation and the Company matches 50% of the next 2% contributed by the employee. Contributions to the plan by the Company were approximately $436 thousand and $462 thousand for the six months ended June 30, 2024 and 2023, respectively. Outstanding shares of the Company’s common stock allocated to participants at June 30, 2024 and December 31, 2023 totaled 157,601 shares and 166,664 shares, respectively, and there were no unallocated shares. These shares are treated as outstanding for purposes of calculating earnings per share and dividends on these shares are included in the Consolidated Statements of Stockholders’ Equity.

The Company’s ESOP includes a put option for shares of the Company’s common stock distributed from the ESOP. Shares are distributed from the ESOP primarily to separate vested participants and certain eligible participants who elect to diversify their account balances. Since the Company’s common stock is not currently traded on an established securities market, if the owners of distributed shares desire to sell their shares, the Company is required to purchase the shares at fair value during two put option periods following the distribution of the shares from the ESOP. The first put option period is within sixty days following the distribution of the shares from the ESOP. The second put option period begins on the first day of the fifth month of the plan year for a sixty day period. The fair value of distributed shares subject to the put option totaled $0 as of June 30, 2024 and December 31, 2023. The cost of the ESOP shares totaled $4.24 million and $4.48 million as of June 30, 2024 and December 31, 2023, respectively. Due to the Company’s obligation under the put option, the distributed shares and ESOP shares are classified as temporary equity in the mezzanine section of the consolidated statements of financial condition and totaled $4.24 million and $4.48 million as of June 30, 2024 and December 31, 2023, respectively. The fair value of the ESOP shares totaled $5.83 million and $6.17 million as of June 30, 2024 and December 31, 2023, respectively.

Note 10 – Loans Held for Sale

The Company has entered into agreements with secondary market investors to deliver loans on a “best efforts delivery” basis. When a rate is committed to a borrower, it is based on the best price that day and locked with the investor for the customer for a thirty day period. In the event the loan is not delivered to the investor, the Company has no risk or exposure with the investor. The fair values of the Company’s agreements with investors and rate lock commitments to customers as of June 30, 2024 and December 31, 2023, respectively, were not material.

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

Lease Right-of-Use Assets	Classification on Consolidated Statement of Condition	June 30, 2024	December 31, 2023
Operating lease right-of-use assets	Other Assets	$2,964	$3,243

Lease Liabilities	Classification on Consolidated Statement of Condition	June 30, 2024	December 31, 2023
Operating lease liabilities	Accrued interest payable and other liabilities	$3,118	$3,407

	June 30, 2024	December 31, 2023
Weighted-average remaining lease term for operating leases	8.43 Years	8.50 Years
Weighted-average discount rate for operating leases	6.00%	6.00%

Future minimum payments for operating leases with initial or remaining terms of one year or more as of June 30, 2024 are as follows:

Operating Leases
July 1, 2024 - June 30, 2025	$737
July 1, 2025 - June 30, 2026	595
July 1, 2026 - June 30, 2027	429
July 1, 2027 - June 30, 2028	393
July 1, 2028 - June 30, 2029	292
Afterward	1,629
Total future minimum lease payments	4,075
Amounts representing interest	(957)
Present value of net future minimum lease payments	$3,118

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

Our Business

We are a bank holding company headquartered in Prattville, Alabama. We engage in the business of banking through our wholly-owned banking subsidiary, River Bank & Trust, which we may refer to as the “Bank” or “River Bank.” Through the Bank, we provide a broad array of financial services to businesses, business owners, professionals, and consumers. As of June 30, 2024, we operated twenty-three full-service banking offices in Alabama in the cities of Montgomery, Prattville, Millbrook, Wetumpka, Auburn, Opelika, Gadsden, Alexander City, Daphne, Clanton, Dothan, Enterprise, Mobile, Decatur, Huntsville, Saraland, and Birmingham, Alabama. We also have one loan production office in Florence, Alabama.

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

Overview of Second Quarter 2024 Results

Net income was $7.6 million in the quarter ended June 30, 2024, compared with $7.6 million in the quarter ended June 30, 2023. Several significant measures from the 2024 second quarter include:

•
Net interest margin (taxable equivalent) of 2.79%, compared with 2.68% for the second quarter of 2023.
•
Net interest income increase of $3.4 million for the quarter ended June 30, 2024, representing a 17.43% rate of increase over the quarter ended June 30, 2023.
•
Annualized return on average earning assets for the quarter ended June 30, 2024 of 0.93% compared with 1.05% for the quarter ended June 30, 2023.
•
Annualized return on average equity for the quarter ended June 30, 2024 of 15.18% compared with 20.77% for the quarter ended June 30, 2023.
•
Loan increase of $80.6 million during the quarter ended June 30, 2024, representing a 14.20% annualized growth rate.
•
Securities increase of $10.8 million during the quarter ended June 30, 2024, representing a 6.08% annualized increase for the quarter.
•
Deposit increase of $48.9 million during the quarter ended June 30, 2024, representing a 6.76% annualized growth rate.
•
Stockholders’ equity increase of $10.5 million during the quarter ended June 30, 2024, representing a 21.18% annualized increase.
•
Book value per share of $27.81 at June 30, 2024, compared with $26.49 per share at December 31, 2023.
•
Tangible book value per share of $24.01 at June 30, 2024, compared with $22.67 at December 31, 2023.

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

Comparison of the Results of Operations for the three and six months ended June 30, 2024 and 2023

The following is a narrative discussion and analysis of significant changes in our results of operations for the three and six months ended June 30, 2024 compared to the three and six months ended June 30, 2023.

Net Income

During the three months ended June 30, 2024, our net income was $7.6 million, compared to $7.6 million for the three months ended June 30, 2023, an increase of $8.0 thousand, or 0.10%. The primary reason for the increase in net income for the second quarter of 2024 as compared to the second quarter of 2023 was an increase in net interest income offset by a decrease in noninterest income. During the three months ended June 30, 2024, net interest income was $22.6 million compared to $19.2 million for the three months ended June 30, 2023, an increase of $3.4 million, or 17.43%. This increase is a result of higher yields on new and repricing loans. Total noninterest income for the second quarter of 2024 was $4.2 million compared to $8.0 million for the quarter ended June 30, 2023. This decrease in noninterest income was primarily the result of a $3.7 million Community Development Financial Institution award received in the second quarter of 2023. Total noninterest expense in the second quarter of 2024 decreased $485.0 thousand, or 3.03%, from the second quarter of 2023. The most significant noninterest expense continues to be salaries and employee benefits.

During the six months ended June 30, 2024, our net income was $13.5 million, compared to $12.7 million for the six months ended June 30, 2023, an increase of $711.0 thousand, or 5.58%. The primary reason for the increase in net income for the second quarter of 2024 as compared to the second quarter of 2023 was an increase in net interest income offset by a decrease in noninterest income. During the six months ended June 30, 2024, net interest income was $44.2 million compared to $38.3 million for the six months ended June 30, 2023, an increase of $5.9 million, or 15.41%. This increase is a result of higher yields on new and repricing loans. Total noninterest income for the first six months of 2024 was $6.8 million compared to $11.1 million in the first six months of 2023. This decrease in noninterest income was primarily the result of a $3.7 million Community Development Financial Institution award recognized in 2023. Noninterest income for the first six months of 2024 was also reduced by a $1.4 million net loss on sales of investment securities. Total noninterest expense in the second quarter of 2024 increased $465.0 thousand, or 1.53%, from the second quarter of 2023. The most significant increase was an increase of $643.0 thousand in salaries and employee benefits.

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

Comparison of net interest income for the three months ended June 30, 2024 and 2023

The following table shows, for the three months ended June 30, 2024 and 2023, the average balances of each principal category of our earning assets and interest bearing liabilities and the average taxable equivalent yields on assets and average costs of liabilities. These yields and costs are calculated by dividing the income or expense by the average daily balance of the associated assets or liabilities (amounts in thousands).

	Three Months Ended June 30, 2024			Three Months Ended June 30, 2023
		Interest			Interest
	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Yield/Rate	Balance	Expense	Yield/Rate
Interest earning assets
Loans	$2,301,538	$35,547	6.19%	$1,972,833	$26,938	5.44%
Mortgage loans held for sale	6,131	83	5.43%	9,200	80	3.47%
Investment securities:
Taxable securities	735,643	3,467	1.89%	798,192	3,612	1.82%
Tax-exempt securities	64,876	463	2.86%	69,915	497	2.85%
Interest bearing balances in other banks	137,280	1,878	5.49%	20,776	239	4.62%
Federal funds sold	26,268	357	5.46%	34,558	444	5.16%
Total interest earning assets	$3,271,736	$41,795	5.12%	$2,905,474	$31,810	4.37%

Interest bearing liabilities
Interest bearing transaction accounts	$681,828	$2,806	1.65%	$630,441	$1,715	1.09%
Savings and money market accounts	953,398	6,853	2.88%	846,508	4,121	1.95%
Time deposits	617,873	6,662	4.32%	495,886	4,006	3.24%
Short-term borrowings	15,122	129	3.42%	17,276	131	3.09%
Federal Home Loan Bank advances	204,835	2,149	4.21%	137,857	1,731	5.03%
Subordinated debentures	40,000	417	4.19%	40,000	418	4.19%
Line of credit	-	-	0.00%	12,000	248	8.28%
Total interest bearing liabilities	$2,513,056	$19,016	3.04%	$2,179,968	$12,370	2.28%
Noninterest-bearing funding of earning assets	758,680	-	0.00%	725,506	-	0.00%
Total cost of funding earning assets	$3,271,736	$19,016	2.33%	$2,905,474	$12,370	1.71%
Net interest rate spread			2.08%			2.09%
Net interest income/margin (taxable equivalent)		$22,779	2.79%		$19,440	2.68%
Tax equivalent adjustment		(206)			(217)
Net interest income/margin		$22,573	2.77%		$19,223	2.63%

The following table reflects, for the three months ended June 30, 2024 and 2023, the changes in our net interest income due to variances in the volume of interest earning assets and interest bearing liabilities and variances in the associated rates earned or paid on these assets and liabilities (amounts in thousands).

	Three Months Ended June 30, 2024 vs.
	Three Months Ended June 30, 2023
		Variance
		due to
	Volume	Yield/Rate	Total
Interest earning assets
Loans	$4,305	$4,304	$8,609
Mortgage loans held for sale	(27)	30	3
Investment securities:
Taxable securities	(273)	128	(145)
Tax-exempt securities	(36)	2	(34)
Interest bearing balances in other banks	1,341	298	1,639
Federal funds sold	(107)	20	(87)
Total interest earning assets	$5,203	$4,782	$9,985

Interest bearing liabilities
Interest bearing transaction accounts	$139	$952	$1,091
Savings and money market accounts	519	2,213	2,732
Time deposits	986	1,670	2,656
Short-term borrowings	(14)	12	(2)
Federal Home Loan Bank advances	836	(418)	418
Subordinated debentures	(1)	-	(1)
Line of credit	(248)	-	(248)
Total interest bearing liabilities	$2,217	$4,429	$6,646

Net interest income
Net interest income (taxable equivalent)	$2,986	$353	$3,339
Taxable equivalent adjustment	343	(332)	11
Net interest income	$3,329	$21	$3,350

Total interest income for the three months ended June 30, 2024 was $41.6 million and total interest expense was $19.0 million, resulting in net interest income of $22.6 million for the period. For the same period of 2023, total interest income was $31.6 million and total interest expense was $12.4 million, resulting in net interest income of $19.2 million for the period. This represents a 17.43% increase in net interest income when comparing the same period from 2024 and 2023. When comparing the variances related to interest income for the three months ended June 30, 2024 and 2023, the increase was primarily attributed to increases in average volumes in loans. The volume related increase in interest income for the three months ended June 30, 2024 was accompanied by an increase in the yield on loans and investment securities as well as interest bearing balances in other banks. When comparing variances related to interest expense for the three months ended June 30, 2024 and 2023, the increase primarily resulted from an increase in deposit and borrowing rates in 2023.

Comparison of net interest income for the six months ended June 30, 2024 and 2023

The following table shows, for the six months ended June 30, 2024 and 2023, the average balances of each principal category of our earning assets and interest bearing liabilities and the average taxable equivalent yields on assets and average costs of liabilities. These yields and costs are calculated by dividing the income or expense by the average daily balance of the associated assets or liabilities (amounts in thousands).

	Six Months Ended June 30, 2024			Six Months Ended June 30, 2023
		Interest			Interest
	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Yield/Rate	Balance	Expense	Yield/Rate
Interest earning assets
Loans	$2,277,274	$69,548	6.12%	$1,911,975	$50,723	5.35%
Mortgage loans held for sale	5,277	141	5.36%	8,090	139	3.46%
Investment securities:
Taxable securities	739,422	6,857	1.86%	803,963	7,269	1.82%
Tax-exempt securities	65,071	925	2.85%	75,738	1,112	2.96%
Interest bearing balances in other banks	102,868	2,810	5.48%	37,870	856	4.56%
Federal funds sold	28,415	776	5.48%	23,702	597	5.08%
Total interest earning assets	$3,218,327	$81,057	4.98%	$2,861,338	$60,696	4.29%

Interest bearing liabilities
Interest bearing transaction accounts	$681,945	$5,658	1.66%	$630,166	$3,235	1.04%
Savings and money market accounts	929,913	12,964	2.80%	835,129	7,215	1.74%
Time deposits	589,887	12,343	4.20%	483,852	7,212	3.01%
Securities sold under repurchase agreements	15,054	261	3.48%	15,876	230	2.92%
Federal Home Loan Bank advances	208,764	4,406	4.23%	116,674	2,918	5.04%
Subordinated debentures	40,000	835	4.19%	40,000	833	4.20%
Line of credit	-	-	0.00%	8,260	335	8.18%
Total interest bearing liabilities	$2,465,563	$36,467	2.97%	$2,129,957	$21,978	2.08%
Noninterest-bearing funding of earning assets	752,764	-	0.00%	731,381	-	0.00%
Total cost of funding earning assets	$3,218,327	$36,467	2.27%	$2,861,338	$21,978	1.55%
Net interest rate spread			2.01%			2.21%
Net interest income/margin (taxable equivalent)		$44,590	2.78%		$38,718	2.73%
Tax equivalent adjustment		(433)			(458)
Net interest income/margin		$44,157	2.75%		$38,260	2.70%

The following table reflects, for the six months ended June 30, 2024 and 2023, the changes in our net interest income due to variances in the volume of interest earning assets and interest bearing liabilities and variances in the associated rates earned or paid on these assets and liabilities (amounts in thousands).

	Six Months Ended June 30, 2024 vs.
	Six Months Ended June 30, 2023
		Variance
		due to
	Volume	Yield/Rate	Total
Interest earning assets
Loans	$9,730	$9,095	$18,825
Mortgage loans held for sale	(49)	51	2
Investment securities:
Taxable securities	(562)	150	(412)
Tax-exempt securities	(151)	(36)	(187)
Interest bearing balances in other banks	1,476	478	1,954
Federal funds sold	122	57	179
Total interest earning assets	$10,566	$9,795	$20,361

Interest bearing liabilities
Interest bearing transaction accounts	$272	$2,151	$2,423
Savings and money market accounts	833	4,916	5,749
Time deposits	1,613	3,518	5,131
Short-term debt	(1)	32	31
Federal Home Loan Bank advances	2,322	(834)	1,488
Subordinated debentures	4	(2)	2
Line of credit	(342)	7	(335)
Total interest bearing liabilities	$4,701	$9,788	$14,489

Net interest income
Net interest income (taxable equivalent)	$5,865	$7	$5,872
Taxable equivalent adjustment	48	(23)	25
Net interest income	$5,913	$(16)	$5,897

Total interest income for the six months ended June 30, 2024 was $80.6 million and total interest expense was $36.5 million, resulting in net interest income of $44.2 million for the period. For the same period of 2023, total interest income was $60.2 million and total interest expense was $22.0 million, resulting in net interest income of $38.3 million for the period. This represents a 15.41% increase in net interest income when comparing the same period from 2024 and 2023. When comparing the variances related to interest income for the six months ended June 30, 2024 and 2023, the increase was primarily attributed to increases in average volumes in loans. The volume related increase in interest income for the six months ended June 30, 2024 was accompanied by an increase in the yield on loans and investment securities as well as interest bearing balances in other banks. When comparing variances related to interest expense for the six months ended June 30, 2024 and 2023, the increase primarily resulted from an increase in deposit and borrowing rates in 2023.

Provision for Credit Losses

On January 1, 2023, we adopted ASC 326, which introduces the current expected credit losses (CECL) methodology and requires us to estimate all expected credit losses over the remaining life of our loans. Accordingly, the provision for credit losses represents a charge to earnings necessary to establish an allowance for credit losses that, in management's evaluation, is adequate to provide coverage for all expected credit losses. As a result of evaluating the allowance for credit losses at June 30, 2024, management recorded a provision for credit losses of $1.33 million in the second quarter of 2024 compared to $1.31 million in the second quarter of 2023. The minimally increased provision for credit losses allocated was primarily due to continued strength in the performance of our loan portfolio despite some indications of a slowdown in the economy. In management’s evaluation, our allowance for credit losses reflects an amount we believe appropriate, based on our allowance assessment methodology, to adequately cover all expected future losses as of the date the allowance is determined.

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

The following table sets forth the principal components of noninterest income for the periods indicated (amounts in thousands).

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2024	2023	2024	2023
Service charges and fees	$2,072	$1,885	$4,057	$3,623
Investment brokerage revenue	173	138	364	301
Mortgage operations	1,127	930	2,080	1,580
Bank owned life insurance income	355	319	696	629
Net gain (loss) on sales of investment securities	-	5	(1,432)	5
Community Development Financial Institution income	-	3,718	-	3,718
Other noninterest income	520	977	1,044	1,196
Total noninterest income	$4,247	$7,972	$6,809	$11,052

Noninterest income for the three months ended June 30, 2024 was $4.2 million compared to $8.0 million for the same period in 2023. The most significant decrease in noninterest income was due to a $3.7 million Community Development Financial Institution award for the same period in 2023 while the most significant increase was a $197 thousand increase in mortgage operations revenue.

Noninterest income for the six months ended June 30, 2024 was $6.8 million compared to $11.1 million for the same period in 2023. The most significant decrease in noninterest income was due to a $3.7 million Community Development Financial Institution award for the same period in 2023 while the most significant increase was a $500 thousand increase in mortgage operations revenue.

Noninterest Expense

Noninterest expenses consist primarily of salaries and employee benefits, building occupancy and equipment expenses, advertising and promotion expenses, data processing expenses, legal and professional services and miscellaneous other operating expenses.

The following table sets forth the principal components of noninterest expense for the periods indicated (amounts in thousands).

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2024	2023	2024	2023
Salaries and employee benefits	$9,481	$9,461	$18,672	$18,029
Occupancy expenses	965	922	1,946	1,830
Equipment rentals, depreciation, and maintenance	521	505	1,045	977
Telephone and communications	140	139	266	280
Advertising and business development	194	326	443	621
Data processing	1,002	930	2,028	1,950
Foreclosed assets, net	66	25	101	35
Federal deposit insurance and other regulatory assessments	705	723	1,429	1,294
Legal and other professional services	262	636	614	1,001
Other operating expense	2,188	2,342	4,262	4,324
Total noninterest expense	$15,524	$16,009	$30,806	$30,341

Noninterest expense for the three months ended June 30, 2024 totaled $15.5 million compared with $16.0 million for the same period of 2023. The overall decrease was primarily a result of decreases in legal and other professional services. Salaries and employee benefits increased $20.0 thousand, or 0.21%, to $9.48 million in the second quarter of 2024 from $9.46 million in the second quarter of 2023. The number of full-time equivalent employees decreased from approximately 340 at June 30, 2023 to approximately 331 at June 30, 2024 for an decrease of approximately 2.65%.

Noninterest expense for the six months ended June 30, 2024 totaled $30.8 million compared with $30.3 million for the same period of 2023. The overall increase was primarily a result of increases in salaries and employee benefits. Salaries and employee benefits increased $643.0 thousand, or 3.57%, to $18.7 million in the first six months of 2024 from $18.0 million in the first six months of 2023.

Provision for Income Taxes

We recognized income tax expense of $2.3 million for the three months ended June 30, 2024, compared to $2.2 million for the three months ended June 30, 2023. The effective tax rate for the three months ended June 30, 2024 was 23.3% compared to 22.7% for the same period in 2023. The effective tax rate is affected by levels of items of income that are not subject to federal and/or state taxation and by levels of items of expense that are not deductible for federal and/or state income tax purposes.

We recognized income tax expense of $4.1 million for the six months ended June 30, 2024, compared to $3.6 million for the six months ended June 30, 2023. The effective tax rate for the six months ended June 30, 2024 was 23.2% compared to 22.1% for the same period in 2023. The effective tax rate is affected by levels of items of income that are not subject to federal and/or state taxation and by levels of items of expense that are not deductible for federal and/or state income tax purposes.

Comparison of Financial Condition at June 30, 2024 and December 31, 2023

Overview

Our total assets increased $188.9 million, or 5.84%, from December 31, 2023 to June 30, 2024. Loans, net of deferred fees and discounts, increased $110.4 million, or 4.93%, from December 31, 2023 to June 30, 2024. Securities available-for-sale decreased by $24.7 million, or 3.97%, and securities held-to-maturity decreased by $2.3 million, or 1.78%, from December 31, 2023 to June 30, 2024, respectively. Cash and cash equivalents increased $104.0 million, or 143.32% from December 31, 2023 to June 30, 2024. Total deposits increased $212.0 million, or 7.77%, from December 31, 2023 to June 30, 2024 which funded a majority of our loan growth. Total stockholders’ equity increased $9.9 million, or 4.97% from December 31, 2023 to June 30, 2024.

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

During the six months ended June 30, 2024, we purchased investment securities totaling $32.2 million and sold investment securities with proceeds received of $33.7 million including net realized losses of $1.4 million.

The following tables summarize the amortized cost, gross unrealized gains, gross unrealized losses, and fair value of debt securities at June 30, 2024 and December 31, 2023 (amounts in thousands).

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2024:
Securities available-for-sale:
Residential mortgage-backed	$411,918	$109	$(56,763)	$355,264
U.S. treasury securities	115,730	-	(9,372)	106,358
U.S. govt. sponsored enterprises	61,140	-	(4,934)	56,206
State, county, and municipal	73,463	24	(9,625)	63,862
Corporate debt obligations	16,734	16	(2,023)	14,727
Total available-for-sale	$678,985	$149	$(82,717)	$596,417

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2024:
Securities held-to-maturity:
Residential mortgage-backed	$61,720	$-	$(12,054)	$49,666
State, county, and municipal	62,813	-	(11,955)	50,858
Total held-to-maturity	$124,533	$-	$(24,009)	$100,524

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2023:
Securities available-for-sale:
Residential mortgage-backed	$413,179	$102	$(55,981)	$357,300
U.S. treasury securities	130,713	-	(10,661)	120,052
U.S. govt. sponsored enterprises	68,751	-	(5,185)	63,566
State, county, and municipal	73,514	4	(8,857)	64,661
Corporate debt obligations	17,758	5	(2,251)	15,512
Total available-for-sale	$703,915	$111	$(82,935)	$621,091

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2023:
Securities held-to-maturity:
Residential mortgage-backed	$63,953	$-	$(12,022)	$51,931
State, county, and municipal	62,840	-	(11,597)	51,243
Total held-to-maturity	$126,793	$-	$(23,619)	$103,174

Loans

Loans are the largest category of interest earning assets and typically provide higher yields than other types of interest earning assets. Associated with the higher loan yields are the inherent credit and liquidity risks which management attempts to control and counterbalance. Total loans averaged $2.30 billion during the three months ended June 30, 2024, or 70.3% of average interest earning assets, as compared to $1.97 billion, or 67.9% of average interest earning assets, for the three months ended June 30, 2023. At June 30, 2024, total loans, net of deferred loan fees and discounts, were $2.35 billion, compared to $2.24 billion at December 31, 2023, an increase of $110.4 million, or 4.93%.

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

The following table provides a summary of the loan portfolio as of June 30, 2024, and December 31, 2023.

	June 30, 2024		December 31, 2023
	Amount	% of Total	Amount	% of Total
Residential real estate:
Closed-end 1-4 family - first lien	$827,851	35.7%	$771,144	34.9%
Closed-end 1-4 family - junior lien	13,217	0.6%	11,814	0.5%
Multi-family	22,127	1.0%	26,739	1.2%
Total residential real estate	863,195	37.3%	809,697	36.6%
Commercial real estate:
Nonfarm nonresidential	601,930	26.0%	557,202	25.2%
Farmland	68,521	3.0%	58,532	2.6%
Total commercial real estate	670,451	29.0%	615,734	27.8%
Construction and land development:
Residential	96,882	4.2%	100,974	4.6%
Other	177,788	7.7%	195,724	8.9%
Total construction and land development	274,670	11.9%	296,698	13.5%
Home equity lines of credit	109,959	4.7%	95,544	4.3%
Commercial loans:
Other commercial loans	279,479	11.9%	273,639	12.4%
Agricultural	70,641	3.0%	66,510	3.0%
State, county, and municipal loans	35,179	1.5%	34,819	1.6%
Total commercial loans	385,299	16.4%	374,968	17.0%
Consumer loans	55,119	2.4%	55,587	2.5%
Total gross loans	2,358,693	101.7%	2,248,228	101.7%
Allowance for credit losses	(30,916)	-1.3%	(28,991)	-1.3%
Net discounts	(18)	0.0%	(129)	0.0%
Net deferred loan fees	(8,272)	-0.4%	(8,093)	-0.4%
Net loans	$2,319,487	100.0%	$2,211,015	100.0%

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

Real estate loans are the largest component of our loan portfolio and include residential real estate loans, commercial real estate loans, and construction and land development loans. At June 30, 2024, this category totaled $1.81 billion, or 76.67% of total gross loans, compared to $1.72 billion, or 76.60%, at December 31, 2023. Real estate loans increased $86.2 million, or 5.00%, during the period December 31, 2023 to June 30, 2024. Commercial loans increased $10.3 million, or 2.76% during the same period. Our management team and lending officers have a great deal of experience and expertise in real estate lending and commercial lending.

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

The repayment of loans is a source of additional liquidity for us. The following table sets forth our variable rate and fixed rate loans maturing within specific intervals at June 30, 2024.

LOAN MATURITY AND SENSITIVITY TO CHANGES IN INTEREST RATES

		Over one	Over five
	One year	year through	years through	Over fifteen
Variable Rate Loans:	or less	five years	fifteen years	years	Total
Residential real estate:
Closed-end 1-4 family - first lien	$5,971	$3,447	$6,183	$458,277	$473,878
Closed-end 1-4 family - junior lien	745	163	-	545	1,453
Multi-family	-	3,776	-	-	3,776
Total residential real estate	6,716	7,386	6,183	458,822	479,107
Commercial real estate:
Nonfarm nonresidential	12,032	13,456	2,756	-	28,244
Farmland	3,066	1,375	-	249	4,690
Total commercial real estate	15,098	14,831	2,756	249	32,934
Construction and land development:
Residential	22,811	711	320	37,251	61,093
Other	16,414	15,660	193	7,803	40,070
Total construction and land development	39,225	16,371	513	45,054	101,163
Home equity lines of credit	8,028	4,052	75,816	-	87,896
Commercial loans:
Other commercial loans	73,674	19,591	16,745	-	110,010
Agricultural	45,437	1,351	-	-	46,788
State, county, and municipal loans	190	-	-	-	190
Total commercial loans	119,301	20,942	16,745	-	156,988
Consumer loans	1,533	1,400	50	-	2,983
Total gross variable rate loans	$189,901	$64,982	$102,063	$504,125	$861,071

		Over one	Over five
	One year	year through	years through	Over fifteen
Fixed Rate Loans:	or less	five years	fifteen years	years	Total
Residential real estate:
Closed-end 1-4 family - first lien	$25,252	$158,209	$63,948	$106,564	$353,973
Closed-end 1-4 family - junior lien	693	9,029	1,738	304	11,764
Multi-family	211	14,279	2,906	955	18,351
Total residential real estate	26,156	181,517	68,592	107,823	384,088
Commercial real estate:
Nonfarm nonresidential	38,430	284,724	245,467	5,065	573,686
Farmland	2,606	42,275	18,883	67	63,831
Total commercial real estate	41,036	326,999	264,350	5,132	637,517
Construction and land development:
Residential	33,979	1,800	10	-	35,789
Other	37,145	66,883	33,579	111	137,718
Total construction and land development	71,124	68,683	33,589	111	173,507
Home equity lines of credit	796	4,563	16,704	-	22,063
Commercial loans:
Other commercial loans	24,581	107,124	37,764	-	169,469
Agricultural	5,162	17,701	990	-	23,853
State, county, and municipal loans	2,557	9,996	22,436	-	34,989
Total commercial loans	32,300	134,821	61,190	-	228,311
Consumer loans	6,628	27,962	17,417	129	52,136
Total fixed rate gross loans	$178,040	$744,545	$461,842	$113,195	$1,497,622

		Over one	Over five
	One year	year through	years through	Over fifteen
Total Loans:	or less	five years	fifteen years	years	Total
Residential real estate:
Closed-end 1-4 family - first lien	$31,223	$161,656	$70,131	$564,841	$827,851
Closed-end 1-4 family - junior lien	1,438	9,192	1,738	849	13,217
Multi-family	211	18,055	2,906	955	22,127
Total residential real estate	32,872	188,903	74,775	566,645	863,195
Commercial real estate:
Nonfarm nonresidential	50,462	298,180	248,223	5,065	601,930
Farmland	5,672	43,650	18,883	316	68,521
Total commercial real estate	56,134	341,830	267,106	5,381	670,451
Construction and land development:
Residential	56,790	2,511	330	37,251	96,882
Other	53,559	82,543	33,772	7,914	177,788
Total construction and land development	110,349	85,054	34,102	45,165	274,670
Home equity lines of credit	8,824	8,615	92,520	-	109,959
Commercial loans:
Other commercial loans	98,255	126,715	54,509	-	279,479
Agricultural	50,599	19,052	990	-	70,641
State, county, and municipal loans	2,747	9,996	22,436	-	35,179
Total commercial loans	151,601	155,763	77,935	-	385,299
Consumer loans	8,161	29,362	17,467	129	55,119
Total gross loans	$367,941	$809,527	$563,905	$617,320	$2,358,693

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

The following table presents a summary of changes in the allowance for credit losses for the periods indicated (amounts in thousands).

	As of and for the		As of and for the
	Three Months Ended:		Six Months Ended:
	June 30,	June 30,	June 30,	June 30,
	2024	2023	2024	2023
Allowance for credit losses at beginning of period	$29,856	$25,634	$28,991	$24,310
Impact of adopting ASC 326	-	80	$-	$80
Charge-offs:
Mortgage loans on real estate:
Residential real estate	-	-	-	-
Commercial real estate	-	-	248	-
Construction and land development	-	196	19	196
Total mortgage loans on real estate	-	196	267	196
Home equity lines of credit	-	-	50	-
Commercial	257	95	346	162
Consumer	40	6	101	40
Total	297	297	764	398

Recoveries:
Mortgage loans on real estate:
Residential real estate	-	-	-	-
Commercial real estate	3	1	5	78
Construction and land development	-	-	-	-
Total mortgage loans on real estate	3	1	5	78
Home equity lines of credit	-	-	-	-
Commercial	23	153	39	186
Consumer	5	7	10	11
Total	31	161	54	275

Net charge-offs (recoveries)	266	136	710	123
Provision for credit losses	1,326	1,311	2,635	2,622
Allowance for credit losses at end of period	$30,916	$26,889	$30,916	$26,889

Total loans outstanding, net of deferred loan fees	2,350,403	2,047,239	2,350,403	2,047,239
Average loans outstanding, net of deferred loan fees	2,301,538	1,972,833	2,277,274	1,911,975
Allowance for credit losses to period end loans	1.32%	1.31%	1.32%	1.31%
Net charge-offs to average loans (annualized)	0.05%	0.03%	0.06%	0.01%

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

	June 30, 2024		December 31, 2023
		Percent of		Percent of
	Amount	Total	Amount	Total
Mortgage loans on real estate:
Residential real estate	$7,258	23.4%	$7,233	25.0%
Commercial real estate	11,084	35.9%	10,530	36.3%
Construction and land development	3,892	12.6%	4,646	16.0%
Total mortgage loans on real estate	22,234	71.9%	22,409	77.3%
Home equity lines of credit	1,152	3.7%	1,078	3.7%
Commercial	6,922	22.4%	4,906	16.9%
Consumer	608	2.0%	598	2.1%
Total	$30,916	100.0%	$28,991	100.0%

Nonperforming Assets

The following table presents our nonperforming assets as of the dates indicated (amounts in thousands):

	June 30,		December 31,
	2024	2023	2023
Nonaccrual loans	$12,303	$5,031	$5,579
Accruing loans past due 90 days or more	-	-	288
Total nonperforming loans	12,303	5,031	5,867
Foreclosed assets	66	546	92
Total nonperforming assets	$12,369	$5,577	$5,959

Allowance for credit losses to period end loans	1.32%	1.31%	1.29%
Allowance for credit losses to period end nonperforming loans	251.29%	534.47%	494.14%
Net charge-offs (recoveries) to average loans (annualized)	0.06%	0.01%	0.03%
Nonperforming assets to period end loans and foreclosed property	0.53%	0.27%	0.27%
Nonperforming loans to period end loans	0.52%	0.25%	0.26%
Nonperforming assets to total assets	0.36%	0.18%	0.18%
Period end loans	2,350,403	2,047,239	2,240,006
Period end total assets	3,424,101	3,084,757	3,235,250
Allowance for credit losses	30,916	26,889	28,991
Average loans for the period	2,277,274	1,911,975	2,043,466
Net charge-offs (recoveries) for the period	710	123	643
Period end loans plus foreclosed property	2,350,469	2,047,785	2,240,098

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

The following table details the composition of our deposit portfolio as of June 30, 2024, and December 31, 2023.

	June 30, 2024		December 31, 2023
		Percent of		Percent of
	Amount	Total	Amount	Total
Demand deposits, non-interest bearing	$638,635	21.7%	$628,415	23.0%
Demand deposits, interest bearing	704,200	23.9%	693,421	25.4%
Money market accounts	846,523	28.8%	761,164	27.9%
Savings deposits	112,069	3.8%	112,563	4.1%
Time certificates of $250 thousand or more	347,571	11.8%	272,008	10.0%
Other time certificates	293,699	10.0%	263,084	9.6%
Totals	$2,942,697	100.0%	$2,730,655	100.0%

Total deposits were $2.94 billion at June 30, 2024, an increase of $212.0 million from December 31, 2023 with the increase resulting mainly in the balances of interest bearing demand deposits, money market account, and time deposit accounts. Some of our demand deposit accounts are seasonal and have expected balance fluctuations. The seasonality of these demand deposits is related to property tax collections and to agricultural production.

The following table presents the Bank’s time certificates of deposits by various maturities as of June 30, 2024 (amounts in thousands).

	All Time Deposits	Time Deposits $250 or more	Time Deposits less than $250
Three months or less	$210,579	$116,054	$94,525
Greater than three months through six months	171,695	85,314	86,381
Greater than six months through one year	203,631	118,902	84,729
Greater than one year through three years	49,775	25,073	24,702
Greater than three years	5,590	2,228	3,362
Total	$641,270	$347,571	$293,699

Other Funding Sources

We supplement our deposit funding with wholesale funding when needed for balance sheet planning and management or when the terms are attractive and will not disrupt our offering rates in our markets. A source we have used for wholesale funding is the Federal Home Loan Bank of Atlanta (FHLB). The line of credit with the FHLB is secured by pledges of various loans in our loan portfolio. At June 30, 2024, the FHLB line of credit available was $189.2 million and at December 31, 2023 it was $210.3 million. As of June 30, 2024 and December 31, 2023, we had $200 million and $230 million Federal Home Loan Bank advances outstanding, respectively. We also have lines of credit for federal funds borrowings with other banks that totaled $100.0 million and $88.5 million at June 30, 2024 and December 31, 2023, respectively. Furthermore, we have pledged certain loans to the Federal Reserve Bank (FRB) to secure a line of credit. At June 30, 2024, the FRB line of credit available was $392.0 million and at December 31, 2023, the FRB line of credit available was $157.6 million. Another source that we have used for wholesale funding is the Federal Reserve Bank discount window. At both June 30, 2024 and December 31, 2023, we had no borrowings outstanding with the Federal Reserve Bank discount window.

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

Cash and cash equivalents at June 30, 2024 and December 31, 2023, were $176.5 million and $72.6 million, respectively. Based on recorded cash and cash equivalents, management believes River Financial Corporation’s liquidity resources were sufficient at June 30, 2024 to fund loans and meet other cash needs as necessary.

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

Financial instruments whose contract amount represents credit risk at June 30, 2024 and December 31, 2023 were as follows (amounts in thousands):

	June 30, 2024	December 31, 2023
Commitments to extend credit	$454,969	$477,476
Stand-by and performance letters of credit	9,293	8,025
Total	$464,262	$485,501

Contractual Obligations

While our liquidity monitoring and management considers both present and future demands for and sources of liquidity, the following table of contractual commitments focuses only on future obligations as of June 30, 2024 (amounts in thousands).

		Due after 1	Due after 3
	Due in 1	through	through	Due after
	year or less	3 years	5 years	5 years	Total
Deposits without a stated maturity	$2,301,427	$-	$-	$-	$2,301,427
Certificates of deposit of less than $250	265,635	24,702	3,352	10	293,699
Certificates of deposit of $250 or more	320,270	25,073	2,228	-	347,571
Securities sold under agreements to repurchase	15,320	-	-	-	15,320
Federal Home Loan Bank advances	50,000	50,000	40,000	60,000	200,000
Subordinated debt, net of loan costs	-	-	-	39,527	39,527
Operating leases	737	1,024	685	1,629	4,075
Total contractual obligations	$2,953,389	$100,799	$46,265	$101,166	$3,201,619

Capital Position and Dividends

At June 30, 2024 and December 31, 2023, total stockholders’ equity was $208.2 million and $198.3 million, respectively. The increase of approximately $9.9 million resulted mainly from the net change in retained earnings and accumulated other comprehensive loss for the six months ended June 30, 2024. Retained earnings for the first six months of 2024 increased $9.6 million while accumulated other comprehensive loss also decreased $317.0 thousand. The ratio of stockholders’ equity to total assets was 6.08% and 6.13% at June 30, 2024 and December 31, 2023, respectively.

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

Management believes, as of June 30, 2024, that the Company and Bank meet all capital adequacy requirements to which they are subject. The following table presents the Company's and Bank’s capital amounts and ratios as of June 30, 2024 with the required minimum levels for capital adequacy purposes including the phase in of the capital conservation buffer under Basel III and minimum levels to be well capitalized (as defined) under the regulatory prompt corrective action regulations.

As of June 30, 2024:
					To Be Well Capitalized
			Required For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Regulations (1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
River Financial Corporation:
Total Capital (To Risk-Weighted Assets)	$318,343	12.860%	$259,922	>= 10.500%	N/A	N/A
Common Equity Tier 1 Capital (To Risk-Weighted Assets)	247,427	9.996%	173,268	>= 7.000%	N/A	N/A
Tier 1 Capital (To Risk-Weighted Assets)	247,427	9.996%	210,397	>= 8.500%	N/A	N/A
Tier 1 Capital (To Average Assets)	247,427	7.386%	133,998	>= 4.000%	N/A	N/A

River Bank:
Total Capital (To Risk-Weighted Assets)	$316,199	12.774%	$259,914	>= 10.500%	$247,537	>= 10.00%
Common Equity Tier 1 Capital (To Risk-Weighted Assets)	285,283	11.525%	173,277	>= 7.000%	160,900	>= 6.50%
Tier 1 Capital (To Risk-Weighted Assets)	285,283	11.525%	210,408	>= 8.500%	198,031	>= 8.00%
Tier 1 Capital (To Average Assets)	285,283	8.516%	134,006	>= 4.000%	167,508	>= 5.00%
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

River Financial Corporation’s principal source of funds for dividend payments and debt service is dividends received from River Bank. There are statutory limitations on the payment of dividends by River Bank to River Financial Corporation. As of June 30, 2024, the maximum amount the Bank could dividend to River Financial Corporation without prior regulatory authority approval was approximately $61.2 million. In addition to dividend restrictions, federal statutes prohibit unsecured loans from banks to bank holding companies.

During the six months ending June 30, 2024 there were 4,500 incentive stock options issued with a weighted average exercise price of $33.67 per share. During the same period, there were 6,906 incentive stock options exercised at a weighted average exercise price of $23.43 per share. During the same period, there were 1,200 incentive stock options forfeited at a weighted average exercise price of $31.99. A total of 336,744 incentive stock options were outstanding as of June 30, 2024 with a weighted average exercise price of $25.45 per share and a weighted average remaining life of 4.65 years.

During the six months ending June 30, 2024 there were no restricted stock grants issued. During the same time period, there were 14,450 stock grants that vested with a weighted average exercise price of $31.83. During the same time period, there were 1,050 stock grants forfeited with a weighted average exercise price of $31.20. A total of 50,233 restricted stock grants remained nonvested as of June 30, 2024 with a weighted average exercise price of $32.02 per share and a weighted average remaining life of 2.51 years.

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

The following table illustrates our interest rate sensitivity at June 30, 2024, assuming the relevant assets and liabilities are collected and paid, respectively, based upon historical experience rather than their stated maturities (amounts in thousands).

	0-1 Mos	1-3 Mos	3-12 Mos	1-2 Yrs	2-3 Yrs	>3 Yrs	Total
Interest earning assets
Loans	$401,955	$117,248	$372,247	$358,907	$265,638	$834,408	$2,350,403
Securities	24,725	14,990	39,500	98,373	122,544	420,818	720,950
Certificates of deposit in banks	-	-	-	1,250	2,500	468	4,218
Cash balances in banks	116,050	-	-	-	-	-	116,050
Federal funds sold	10,000	-	-	-	-	-	10,000
Total interest earning assets	$552,730	$132,238	$411,747	$458,530	$390,682	$1,255,694	$3,201,621

Interest bearing liabilities
Interest bearing transaction accounts	$220,459	$10,730	$48,282	$64,378	$64,378	$295,973	$704,200
Savings and money market accounts	473,521	9,686	43,587	58,115	58,115	315,568	958,592
Time deposits	72,402	138,685	375,118	40,330	9,145	5,590	641,270
Securities sold under agreements to repurchase	15,320	-	-	-	-	-	15,320
Federal Home Loan Bank advances	50,000	60,000	40,000	25,000	25,000	-	200,000
Subordinated debentures, net of loan costs	-	-	-	-	-	39,527	39,527
Total interest bearing liabilities	$831,702	$219,101	$506,987	$187,823	$156,638	$656,658	$2,558,909

Interest sensitive gap
Period gap	$(278,972)	$(86,863)	$(95,240)	$270,707	$234,044	$599,036	$642,712
Cumulative gap	$(278,972)	$(365,835)	$(461,075)	$(190,368)	$43,676	$642,712
Cumulative gap - Rate Sensitive Assets/ Rate Sensitive Liabilities	-8.7%	-11.4%	-14.4%	-5.9%	1.4%	20.1%

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

	Impact on net interest income
	As of	As of
	June 30, 2024	December 31, 2023
Change in prevailing rates:
+ 400 basis points	(13.89)%	(13.84)%
+ 300 basis points	(10.46)%	(10.27)%
+ 200 basis points	(6.84)%	(6.87)%
+ 100 basis points	(3.29)%	(3.35)%
+ 0 basis points	-	-
- 100 basis points	3.19%	3.02%
- 200 basis points	5.86%	5.59%
- 300 basis points	7.81%	8.11%
- 400 basis points	10.69%	12.40%

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This item is not applicable to smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company has carried out an evaluation under the supervision and with participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even the effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2024, the Company’s disclosure controls and procedures are effective in ensuring that material information relating to the Company required to be disclosed in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods and is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the six months ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

RIVER FINANCIAL CORPORATION

Date: August 6, 2024	By:	/s/ James M. Stubbs
James M. Stubbs
Chief Executive Officer (principal executive officer)

Date: August 6, 2024	By:	/s/ Jason B. Davis
Jason B. Davis
Chief Financial Officer