Form 10-Q
period 2024-09-30
River Financial Corp
filed 2024-11-12
CIK 1641601

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 1, 2024, the registrant had 7,661,275 shares of common stock, $1.00 par value per share, outstanding.

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
•
Reputational risks and the reaction of the companies’ customers may be adverse to such transactions;
•
Diversion of management time on merger related issues may have negative effcts on day-to-day operations.

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
•
Competition from other financial services companies in our markets could adversely affect operations; and
•
Interruption in our business and the businesses of our customers caused by a downturn in the economy and possible weather-related conditions such as tornadoes or hurricanes or further outbreaks of COVID.

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

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

RIVER FINANCIAL CORPORATION

Consolidated Statements of Financial Condition

(in thousands except share data)

	September 30, 2024	December 31, 2023
	Unaudited	Audited
Assets
Cash and due from banks	$41,159	$32,572
Interest-bearing deposits in banks	91,942	7,975
Federal funds sold	14,000	32,000
Cash and cash equivalents	147,101	72,547

Certificates of deposit in banks	4,218	4,218
Securities held-to-maturity, at amortized cost (fair value of $103,286 and $103,174, respectively)	123,288	126,793
Securities available-for-sale, at fair value (amortized cost of $692,958 and $703,915, respectively)	632,553	621,091
Loans held for sale	9,863	4,595
Loans, net of deferred fees and discounts	2,423,683	2,240,006
Less allowance for credit losses	(31,077)	(28,991)
Net loans	2,392,606	2,211,015
Premises and equipment, net	44,791	45,216
Accrued interest receivable	14,621	14,091
Bank owned life insurance	49,370	47,001
Foreclosed assets	44	92
Deferred income taxes, net	25,418	29,901
Core deposit intangible	1,051	1,445
Goodwill	27,817	27,817
Restricted equity securities	10,038	13,433
Other assets	13,695	15,995
Total assets	$3,496,474	$3,235,250
Liabilities and Shareholders' Equity
Noninterest-bearing deposits	$638,122	$628,415
Interest-bearing deposits	2,400,700	2,102,240
Total deposits	3,038,822	2,730,655
Securities sold under agreements to repurchase	13,935	16,731
Federal Home Loan Bank advances	150,000	230,000
Subordinated debentures, net of loan costs	39,545	39,492
Accrued interest payable and other liabilities	15,514	15,551
Total liabilities	3,257,816	3,032,429
Common stock related to 401(k) Employee Stock Ownership Plan	5,374	4,483
Stockholders' Equity
Preferred stock ($0.01 par value; 1,000,000 shares authorized; no shares issued or outstanding)	-	-
Common stock ($1 par value; 15,000,000 shares authorized; 7,678,561 and 7,670,318 shares issued; 7,664,200 and 7,655,860 shares outstanding at September 30, 2024 and December 31, 2023, respectively)	7,679	7,670
Additional paid-in capital	137,202	137,017
Retained earnings	142,606	124,333
Accumulated other comprehensive loss	(47,025)	(64,003)
Unvested restricted stock	(1,340)	(1,700)
Treasury stock at cost (14,361 and 14,458 shares, respectively)	(464)	(496)
Common stock related to 401(k) Employee Stock Ownership Plan	(5,374)	(4,483)
Total stockholders' equity	233,284	198,338
Total equity	238,658	202,821
Total liabilities and stockholders' equity	$3,496,474	$3,235,250

The accompanying notes are an integral part of these financial statements.

RIVER FINANCIAL CORPORATION

Unaudited Consolidated Statements of Income

(in thousands except per share data)

	For the Three Months Ended:		For the Nine Months Ended:
	September 30,		September 30,
	2024	2023	2024	2023
Interest income:
Loans, including fees	$38,216	$29,895	$107,701	$80,379
Taxable securities	3,672	3,498	10,529	10,767
Nontaxable securities	352	357	1,048	1,198
Federal funds sold	180	793	956	1,390
Other interest income	1,177	172	3,987	1,028
Total interest income	43,597	34,715	124,221	94,762
Interest expense:
Deposits	17,583	12,238	48,548	29,900
Short-term borrowings	118	173	379	403
Federal Home Loan Bank advances	1,502	1,658	5,908	4,576
Subordinated debentures	418	418	1,253	1,251
Note payable	-	185	-	520
Total interest expense	19,621	14,672	56,088	36,650
Net interest income	23,976	20,043	68,133	58,112
Provision for credit losses	1,326	1,311	3,961	3,933
Net interest income after provision for credit losses	22,650	18,732	64,172	54,179
Noninterest income:
Service charges and fees	2,115	1,946	6,172	5,569
Investment brokerage revenue	209	134	573	435
Mortgage operations	1,221	1,234	3,301	2,814
Bank owned life insurance income	395	328	1,091	957
Net gain (loss) on sales of investment securities	73	-	(1,359)	5
Community Development Financial Institution income	-	-	-	3,718
Other noninterest income	527	288	1,571	1,675
Total noninterest income	4,540	3,930	11,349	15,173
Noninterest expense:
Salaries and employee benefits	9,533	9,035	28,205	27,064
Occupancy expenses	1,017	934	2,963	2,764
Equipment rentals, depreciation, and maintenance	572	530	1,617	1,507
Telephone and communications	106	129	372	409
Advertising and business development	269	390	712	1,011
Data processing	1,093	779	3,121	2,729
Foreclosed assets, net	156	38	257	73
Federal deposit insurance and other regulatory assessments	747	698	2,176	1,992
Legal and other professional services	261	301	875	1,302
Other operating expenses	1,956	2,233	6,218	6,557
Total noninterest expense	15,710	15,067	46,516	45,408
Income before income taxes	11,480	7,595	29,005	23,944
Provision for income taxes	2,827	1,713	6,899	5,320
Net income	$8,653	$5,882	$22,106	$18,624

Basic net earnings per common share	$1.13	$0.86	$2.88	$2.76
Diluted net earnings per common share	$1.12	$0.84	$2.86	$2.73
Dividends per common share	$-	$-	$0.50	$0.48

The accompanying notes are an integral part of these financial statements.

RIVER FINANCIAL CORPORATION

Unaudited Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Net income	$8,653	$5,882	$22,106	$18,624
Other comprehensive income (loss), net of tax:
Investment securities available-for-sale:
Net unrealized gains (losses)	22,407	(16,738)	21,565	(17,907)
Income tax effect	(5,626)	4,203	(5,415)	4,496
Reclassification adjustments for (gains) losses realized in net income	(73)	-	1,359	(5)
Income tax effect	18	-	(341)	1
Reclassification adjustment for accretion of unrealized holding loss included in accumulated other comprehensive loss from the transfer of securities from available-for-sale to held-to-maturity	(87)	(95)	(254)	(278)
Income tax effect	22	24	64	70
Other comprehensive income (loss), net of tax	16,661	(12,606)	16,978	(13,623)
Comprehensive income (loss)	$25,314	$(6,724)	$39,084	$5,001

The accompanying notes are an integral part of these financial statements.

RIVER FINANCIAL CORPORATION

Unaudited Consolidated Statements of Changes in Stockholders' Equity

(in thousands except share and per share data)

For the Nine Months Ended
	Common Stock	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Unvested Restricted Stock	Treasury Stock	Common Stock Related to ESOP	Total Stockholders' Equity

Balance at December 31, 2023	$7,670	$137,017	$124,333	$(64,003)	$(1,700)	$(496)	$(4,483)	$198,338
Net income	-	-	22,106	-	-	-	-	22,106
Other comprehensive , net of tax	-	-	-	16,978	-	-	-	16,978
Exercise of stock options (9,293 shares)	10	207	-	-	-	-	-	217
Purchase of treasury stock (39,866 shares)	-	-	-	-	-	(1,321)	-	(1,321)
Restricted stock forfeitures (1,050 shares)	(1)	(32)	-	-	33	-	-	-
Sale of treasury shares (39,963 shares)	-	(56)	-	-	-	1,353	-	1,297
Dividends declared ($0.50 per share)	-	-	(3,833)	-	-	-	-	(3,833)
Stock-based compensation expense	-	66	-	-	327	-	-	393
Change for ESOP related shares	-	-	-	-	-	-	(891)	(891)
Balance at September 30, 2024	$7,679	$137,202	$142,606	$(47,025)	$(1,340)	$(464)	$(5,374)	$233,284

Balance at December 31, 2022	$6,666	$104,294	$100,826	$(71,564)	$(1,730)	$(306)	$(4,160)	$134,026
Adoption of ASC topic 326			(24)					(24)
Net income	-	-	18,624	-	-	-	-	18,624
Other comprehensive loss, net of tax	-	-	-	(13,623)	-	-	-	(13,623)
Exercise of stock options (23,625 shares)	24	319	-	-	-	-	-	343
Purchase of treasury stock (16,109 shares)	-	-	-	-	-	(605)	-	(605)
Restricted stock grants, net of forfeiture (11,600 shares)	11	380	-	-	(391)	-	-	-
Sale of treasury shares (24,738 shares)	-	(51)	-	-	-	891	-	840
Issuance of common stock (968,904 shares)	969	31,974	-	-		-	-	32,943
Dividends declared ($0.48 per share)	-	-	(3,208)	-	-	-	-	(3,208)
Stock-based compensation expense	-	67	-	-	306	-	-	373
Change for ESOP related shares	-	-	-	-	-	-	(569)	(569)
Balance at September 30, 2023	$7,670	$136,983	$116,218	$(85,187)	$(1,815)	$(20)	$(4,729)	$169,120

For the Three Months Ended
	Common Stock	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Unvested Restricted Stock	Treasury Stock	Common Stock Related to ESOP	Total Stockholders' Equity

Balance at June 30, 2024	$7,676	$137,185	$133,953	$(63,686)	$(1,453)	$(1,238)	$(4,242)	$208,195
Net income	-	-	8,653	-	-	-	-	8,653
Other comprehensive income, net of tax	-	-	-	16,661	-	-	-	16,661
Exercise of stock options (2,387 shares)	3	53	-	-	-	-	-	56
Purchase of treasury stock (13,063 shares)	-	-	-	-	-	(418)	-	(418)
Sale of treasury shares (35,098 shares)	-	(60)	-	-	-	1,192	-	1,132
Stock-based compensation expense	-	24	-	-	113	-	-	137
Change for ESOP related shares	-	-	-	-	-	-	(1,132)	(1,132)
Balance at September 30, 2024	$7,679	$137,202	$142,606	$(47,025)	$(1,340)	$(464)	$(5,374)	$233,284

Balance at June 30, 2023	$6,690	$104,688	$110,336	$(72,581)	$(1,594)	$(729)	$(4,048)	$142,762
Adoption of ASC topic 326	-	-	-	-	-	-	-	-
Net income	-	-	5,882	-	-	-	-	5,882
Other comprehensive loss, net of tax	-	-	-	(12,606)	-	-	-	(12,606)
Exercise of stock options (725 shares)	1	15	-	-	-	-	-	16
Purchase of treasury stock (955 shares)		-	-	-	-	(34)	-	(34)
Restricted stock grants, net of forfeiture (10,000 shares)	10	328	-	-	(338)	-	-	-
Sale of treasury shares (19,989 shares)	-	(63)	-	-	-	743	-	680
Issuance of common stock ( 968,904 shares)	969	31,974	-	-	-	-	-	32,943
Stock-based compensation expense	-	41	-	-	117	-	-	158
Change for ESOP related shares	-	-	-	-	-	-	(681)	(681)
Balance at September 30, 2023	$7,670	$136,983	$116,218	$(85,187)	$(1,815)	$(20)	$(4,729)	$169,120

The accompanying notes are an integral part of these financial statements.

RIVER FINANCIAL CORPORATION

Unaudited Consolidated Statements of Cash Flows

(in thousands)

	For the Nine Months
	Ended September 30,
	2024	2023
Cash Flows From Operating Activities:
Net Income	$22,106	$18,624
Adjustments to reconcile net income to net cash from operating activities:
Provision for credit losses	3,961	3,933
Provision for losses on foreclosed assets	60	91
Amortization of securities	1,890	2,210
Accretion of securities	(351)	(358)
Realized net loss (gain) on sales of securities available-for-sale	1,359	(5)
Accretion of discount on acquired loans	(7)	(7)
Accretion of deferred loan fees / costs	(3,634)	(3,115)
Amortization of core deposit intangible asset	394	522
Amortization of debt issuance costs	53	55
Stock-based compensation expense	393	373
Bank owned life insurance income	(1,091)	(957)
Depreciation and amortization of premises and equipment	2,421	2,056
Loss (gain) on sales of foreclosed assets	36	(51)
Deferred income tax benefit	(1,210)	(1,394)
(Increase) decrease in operating assets and (decrease) increase in operating liabilities:
Loans held-for-sale	(5,268)	(3,510)
Accrued interest receivable	(530)	(1,931)
Other assets	2,300	(5,753)
Accrued interest payable and other liabilities	(37)	751
Net cash from operating activities	22,845	11,534
Cash Flows (Used For) Investing Activities:
Maturity of certificate of deposit	-	722
Activity in securities available-for-sale:
Sales of securities available-for-sale	81,705	15,252
Maturities, payments, calls of securities available-for-sale	32,556	32,704
Purchases of securities available-for-sale	(106,052)	(4,861)
Activity in securities held-to-maturity:
Maturities, payments, calls of securities held-to-maturity	3,609	3,772
Loan principal originations, net	(182,865)	(317,130)
Proceeds from sale of foreclosed assets	906	497
Purchases of premises and equipment	(1,998)	(7,603)
Redemption (purchase) of restricted equity securities, net	3,395	(4,111)
Purchase of bank owned life insurance	(1,278)	-
Net cash used for investing activities	(170,022)	(280,758)
Cash Flows From Financing Activities:
Net increase in deposits	308,167	262,551
Net (decrease) increase in securities sold under agreements to repurchase	(2,796)	11,634
Proceeds from Federal Home Loan Bank advances	50,000	250,000
Repayment of Federal Home Loan Bank advances	(130,000)	(190,000)
Proceeds from issuance of line of credit	-	12,000
Repayment of line of credit	-	(12,000)
Proceeds from Federal Reserve Bank discount window borrowings	-	26,500
Repayment of Federal Reserve Bank discount window borrowings	-	(51,500)
Proceeds from issuance of common stock	-	32,943
Proceeds from exercise of common stock options	217	343
Purchase of treasury stock	(1,321)	(605)
Sale of treasury stock	1,297	840
Cash dividends	(3,833)	(3,208)
Net cash from financing activities	221,731	339,498
Net Change In Cash And Cash Equivalents	74,554	70,274
Cash and Cash Equivalents At Beginning Of Period	72,547	74,826
Cash and Cash Equivalents At End Of Period	$147,101	$145,100

Supplemental Disclosures Of Cash Flows Information:
Cash Payments For:
Interest paid to depositors	$48,225	$29,471
Interest paid on borrowings	$7,543	$6,872
Income taxes	$4,770	$5,680
Non-cash investing and financing activities:
Transfer of loans to foreclosed assets	$954	$444
Restricted stock (forfeiture) grant	$(33)	$391

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

The reconciliation of the components of the basic and diluted earnings per share is as follows (amounts in thousands):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2024	2023	2024	2023
Net earnings available to common shareholders	$8,653	$5,882	$22,106	$18,624
Weighted average common shares outstanding	7,669,628	6,870,594	7,663,890	6,738,010
Dilutive effect of stock options	69,528	94,709	71,510	94,413
Diluted common shares	7,739,156	6,965,303	7,735,400	6,832,423
Basic earnings per common share	$1.13	$0.86	$2.88	$2.76
Diluted earnings per common share	$1.12	$0.84	$2.86	$2.73

Note 4 – Investment Securities

The following tables summarize the amortized cost and fair value of securities available-for-sale and securities held-to-maturity and the corresponding amounts of unrealized gains and losses recognized in accumulated other comprehensive loss at September 30, 2024 and December 31, 2023 (amounts in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2024:
Securities available-for-sale:
Residential mortgage-backed	$429,298	$555	$(42,893)	$386,960
U.S. treasury securities	115,636	-	(6,104)	109,532
U.S. govt. sponsored enterprises	57,222	-	(3,133)	54,089
State, county, and municipal	74,078	65	(7,345)	66,798
Corporate debt obligations	16,724	32	(1,582)	15,174
Total available-for-sale	$692,958	$652	$(61,057)	$632,553

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2024:
Securities held-to-maturity:
Residential mortgage-backed	$60,487	$-	$(10,185)	$50,302
State, county, and municipal	62,801	-	(9,817)	52,984
Total held-to-maturity	$123,288	$-	$(20,002)	$103,286

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2023:
Securities available-for-sale:
Residential mortgage-backed	$413,179	$102	$(55,981)	$357,300
U.S. treasury securities	130,713	-	(10,661)	120,052
U.S. govt. sponsored enterprises	68,751	-	(5,185)	63,566
State, county, and municipal	73,514	4	(8,857)	64,661
Corporate debt obligations	17,758	5	(2,251)	15,512
Total available-for-sale	$703,915	$111	$(82,935)	$621,091

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2023:
Securities held-to-maturity:
Residential mortgage-backed	$63,953	$-	$(12,022)	$51,931
State, county, and municipal	62,840	-	(11,597)	51,243
Total held-to-maturity	$126,793	$-	$(23,619)	$103,174

The unrecognized losses on held-to-maturity investment securities presented in the table above do not include unrecognized losses on securities that were transferred from available-for-sale to held-to-maturity totaling $2.37 million at September 30, 2024 and $2.62 million at December 31, 2023. These unrecognized losses that were transferred in 2022 are included as a separate component of stockholders' equity and are being amortized over the remaining term of the securities.

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

The following tables summarize securities with unrealized and unrecognized losses as of September 30, 2024 and December 31, 2023 aggregated by major security type and length of time in a continuous unrealized or unrecognized loss position (amounts in thousands):

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2024:
Securities available-for-sale:
Residential mortgage-backed	$17,525	$59	$330,458	$42,834	$347,983	$42,893
U.S. treasury securities	-	-	109,532	6,104	109,532	6,104
U.S. govt. sponsored enterprises	-	-	54,089	3,133	54,089	3,133
State, county & municipal	-	-	60,553	7,345	60,553	7,345
Corporate debt obligations	455	4	12,727	1,578	13,182	1,582
Total available-for-sale	$17,980	$63	$567,359	$60,994	$585,339	$61,057

Securities held-to-maturity:
Residential mortgage-backed	$-	$-	$50,302	$10,185	$50,302	$10,185
State, county & municipal	-	-	47,639	9,817	47,639	9,817
Total held-to-maturity	$-	$-	$97,941	$20,002	$97,941	$20,002

December 31, 2023:
Securities available-for-sale:
Residential mortgage-backed	$2,028	$2	$352,807	$55,979	$354,835	$55,981
U.S. treasury securities	-	-	120,053	10,661	120,053	10,661
U.S. govt. sponsored enterprises	1,689	7	61,877	5,178	63,566	5,185
State, county & municipal	-	-	63,657	8,857	63,657	8,857
Corporate debt obligations	926	29	13,131	2,222	14,057	2,251
Total available-for-sale	$4,643	$38	$611,525	$82,897	$616,168	$82,935

Securities held-to-maturity:
Residential mortgage-backed	$-	$-	$51,931	$12,022	$51,931	$12,022
State, county & municipal	-	-	45,898	11,597	45,898	11,597
Total held-to-maturity	$-	$-	$97,829	$23,619	$97,829	$23,619

The Company owned a total of 313 securities with unrealized losses of $81.1 million at September 30, 2024. The unrealized losses were primarily attributable to changes in interest rates, rather than deterioration in credit quality. The individual securities are each investment grade securities. The Company considers factors such as the financial condition of the issuer including credit ratings and specific events affecting the operations of the issuer, volatility of the security, underlying assets that collateralize the debt security, and other industry and macroeconomic conditions. The Company does not intend to sell these securities, and it is more likely than not that the Company will not be required to sell these securities before recovery of the amortized cost. The issuers of these securities continue to make timely principal and interest payments under the contractual terms of the securities. As such, there is no allowance for credit losses on available for sale or held to maturity securities recognized as of September 30, 2024 and December 31, 2023. Accrued interest receivable is not included in available-for-sale security balances and is presented in accrued interest receivable on the consolidated statement of financial condition. Interest receivable on securities was approximately $2.8 million and $2.1 million as of September 30, 2024 and December 31, 2023, respectively, and was excluded from the estimate of credit losses.

As of September 30, 2024 and December 31, 2023, securities with a carrying value of approximately $287.8 million and $268.2 million, respectively, were pledged to secure public deposits as required by law. At September 30, 2024 and December 31, 2023, the carrying value of securities pledged to secure repurchase agreements was approximately $22.8 million and $26.9 million, respectively.

During the nine months ended September 30, 2024, the Company sold investment securities for proceeds of $81.7 million and realized losses of $1.4 million. The net loss consisted of gross gains of $289.0 thousand and gross losses of $1.6 million. During the nine months ended September 30, 2023, the Company sold investment securities for proceeds of $15.3 million and realized gains of $5.0 thousand. The net gain consisted of gross gains of $150.0 thousand and gross losses of $145.0 thousand.

The amortized cost and estimated fair value of debt securities at September 30, 2024 and December 31, 2023, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities for residential mortgage backed securities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties. These securities are therefore not presented by maturity classification.

	September 30, 2024		December 31, 2023
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)		(In Thousands)
Securities available-for-sale
Less than 1 year	$-	$-	$2,500	$2,424
1 to 5 years	158,782	150,323	163,927	150,501
5 to 10 years	37,321	34,152	51,970	46,415
After 10 years	67,557	61,118	72,339	64,451
	263,660	245,593	290,736	263,791
Residential mortgage-backed securities	429,298	386,960	413,179	357,300
Total available-for-sale	$692,958	$632,553	$703,915	$621,091

	September 30, 2024		December 31, 2023
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)		(In Thousands)
Securities held-to-maturity
5 to 10 years	$25,835	$22,334	$19,706	$16,192
After 10 years	36,966	30,650	43,134	35,051
	62,801	52,984	62,840	51,243
Residential mortgage-backed securities	60,487	50,302	63,953	51,931
Total held-to-maturity	$123,288	$103,286	$126,793	$103,174

Note 5 – Loans, Allowance for Credit Losses and Credit Quality

Major classifications of loans at September 30, 2024 and December 31, 2023 are summarized as follows (amounts in thousands):

	September 30, 2024		December 31, 2023
	Amount	% of Total	Amount	% of Total
Residential real estate:
Closed-end 1-4 family - first lien	$841,742	35.2%	$771,144	34.9%
Closed-end 1-4 family - junior lien	14,254	0.6%	11,814	0.5%
Multi-family	29,661	1.2%	26,739	1.2%
Total residential real estate	885,657	37.0%	809,697	36.6%
Commercial real estate:
Nonfarm nonresidential	630,947	26.4%	557,202	25.2%
Farmland	71,671	3.0%	58,532	2.6%
Total commercial real estate	702,618	29.4%	615,734	27.8%
Construction and land development:
Residential	103,974	4.3%	100,974	4.6%
Other	163,011	6.8%	195,724	8.9%
Total construction and land development	266,985	11.1%	296,698	13.5%
Home equity lines of credit	117,722	4.9%	95,544	4.3%
Commercial loans:
Other commercial loans	288,455	12.2%	273,639	12.4%
Agricultural	79,434	3.3%	66,510	3.0%
State, county, and municipal loans	34,666	1.4%	34,819	1.6%
Total commercial loans	402,555	16.9%	374,968	17.0%
Consumer loans	56,602	2.4%	55,587	2.5%
Total gross loans	2,432,139	101.7%	2,248,228	101.7%
Allowance for credit losses	(31,077)	-1.3%	(28,991)	-1.3%
Net discounts	(16)	0.0%	(129)	0.0%
Net deferred loan fees	(8,440)	-0.4%	(8,093)	-0.4%
Net loans	$2,392,606	100.0%	$2,211,015	100.0%

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

	Real Estate Mortgage Loans
			Construction	Home equity
			and land	lines
Allowance for Credit Losses	Residential	Commercial	development	of credit	Commercial	Consumer	Total
Balance - December 31, 2023	$7,233	$10,530	$4,646	$1,078	$4,906	$598	$28,991
Provision for credit losses	(464)	595	(1,114)	688	4,238	18	3,961
Loan charge-offs	(35)	(498)	(29)	(50)	(1,213)	(126)	(1,951)
Loan recoveries	2	8	-	-	53	13	76
Balance - September 30, 2024	$6,736	$10,635	$3,503	$1,716	$7,984	$503	$31,077

Balance - June 30, 2024	$7,258	$11,084	$3,892	$1,152	$6,922	$608	$30,916
Provision for credit losses	(489)	(202)	(379)	564	1,915	(83)	1,326
Loan charge-offs	(35)	(250)	(10)	-	(867)	(25)	(1,187)
Loan recoveries	2	3	-	-	14	3	22
Balance - September 30, 2024	$6,736	$10,635	$3,503	$1,716	$7,984	$503	$31,077

Individually evaluated	$10	$233	$-	$-	$2,002	$45	$2,290
Collectively evaluated	6,726	10,402	3,503	1,716	5,982	458	28,787
Total	$6,736	$10,635	$3,503	$1,716	$7,984	$503	$31,077

Loans:
Individually evaluated	$4,176	$5,792	$124	$145	$2,298	$45	$12,580
Collectively evaluated	881,481	696,826	266,861	117,577	400,257	56,557	2,419,559
Total	$885,657	$702,618	$266,985	$117,722	$402,555	$56,602	$2,432,139

	Real Estate Mortgage Loans
			Construction	Home equity
			and land	lines
Allowance for Credit Losses	Residential	Commercial	development	of credit	Commercial	Consumer	Total
Balance - December 31, 2022 prior to adoption of ASC 326	$5,088	$10,057	$3,377	$562	$4,778	$448	$24,310
Impact of adopting ASC 326	-	-	-	-	73	7	80
Provision for credit losses	1,397	1,048	539	328	412	209	3,933
Loan charge-offs	-	-	(196)	-	(510)	(98)	(804)
Loan recoveries	-	81	-	-	205	27	313
Balance - September 30, 2023	$6,485	$11,186	$3,720	$890	$4,958	$593	$27,832

Balance - June 30, 2023	$5,859	$11,011	$3,611	$801	$5,035	$572	$26,889
Impact of adopting ASC 326	-	-	-	-	-	-	-
Provision for credit losses	626	172	109	89	252	63	1,311
Loan charge-offs	-	-	-	-	(348)	(58)	(406)
Loan recoveries	-	3	-	-	19	16	38
Balance - September 30, 2023	$6,485	$11,186	$3,720	$890	$4,958	$593	$27,832

Ending balance:
Individually evaluated	$14	$322	$-	$-	$26	$37	$399
Collectively evaluated	6,471	10,864	3,720	890	4,932	556	27,433
Total	$6,485	$11,186	$3,720	$890	$4,958	$593	$27,832

Loans:
Individually evaluated	$1,403	$3,712	$-	$527	$26	$37	$5,705
Collectively evaluated	756,723	604,069	275,747	83,878	347,242	56,992	2,124,651
Total	$758,126	$607,781	$275,747	$84,405	$347,268	$57,029	$2,130,356

The Company's unfunded lending commitments are unconditionally cancellable and therefore no allowance for credit losses has been recorded. In the event that collection of principal becomes uncertain, the Company has policies in place to reverse accrued interest in a timely manner. Therefore, the Company has made a policy election to exclude accrued interest from the measurement of the allowance for credit losses. Accrued interest on loans of $11.8 million and $11.3 million at September 30, 2024 and December 31, 2023, respectively, was included in accrued interest receivable and was excluded from the estimate of credit losses.

The following table presents collateral dependent loans by class of loans as of September 30, 2024 (amounts in thousands). Collateral dependent loans are loans for which the repayment is expected to be provided substantially through the operation or sale of the collateral and the borrower is experiencing financial difficulty. The Company reviews individually evaluated loans for designation as collateral dependent loans, as well as other loans that management of the Company designates as having higher risk. These loans do not share common risk characteristics and are not included within the collectively evaluated loans for determining the allowance for credit losses. The Company considers all individually evaluated loans to be collateral dependent.

Nonaccruing Collateral Dependent Loans	Unpaid Principal Balance	Recorded Investment	Loans With No Allowance	Loans With Allowance	Allowance for Credit Losses
Mortgage loans on real estate:
Residential real estate	$2,426	$2,419	$2,419	$-	$-
Commercial real estate	5,801	5,551	4,272	1,279	233
Construction and land development	124	124	124	-	-
Total mortgage loans on real estate	8,351	8,094	6,815	1,279	233
Home equity lines of credit	125	125	125	-	-
Commercial loans	2,274	2,274	-	2,274	1,978
Consumer loans	21	21	-	21	21
Total Loans	$10,771	$10,514	$6,940	$3,574	$2,232

Accruing Collateral Dependent Loans	Unpaid Principal Balance	Recorded Investment	Loans With No Allowance	Loans With Allowance	Allowance for Credit Losses
Mortgage loans on real estate:
Residential real estate	$1,757	$1,757	$1,594	$163	$10
Commercial real estate	241	241	241	-	-
Construction and land development	-	-	-	-	-
Total mortgage loans on real estate	1,998	1,998	1,835	163	10
Home equity lines of credit	20	20	20	-	-
Commercial loans	24	24	-	24	24
Consumer loans	24	24	-	24	24
Total Loans	$2,066	$2,066	$1,855	$211	$58

Total Collateral Dependent Loans	Unpaid Principal Balance	Recorded Investment	Loans With No Allowance	Loans With Allowance	Allowance for Credit Losses
Mortgage loans on real estate:
Residential real estate	$4,183	$4,176	$4,013	$163	$10
Commercial real estate	6,042	5,792	4,513	1,279	233
Construction and land development	124	124	124	-	-
Total mortgage loans on real estate	10,349	10,092	8,650	1,442	243
Home equity lines of credit	145	145	145	-	-
Commercial loans	2,298	2,298	-	2,298	2,002
Consumer loans	45	45	-	45	45
Total Loans	$12,837	$12,580	$8,795	$3,785	$2,290

The following table presents collateral dependent loans by class of loans as of December 31, 2023 (amounts in thousands).

Nonaccruing Collateral Dependent Loans	Unpaid Principal Balance	Recorded Investment	Loans With No Allowance	Loans With Allowance	Allowance for Credit Losses
Mortgage loans on real estate:
Residential real estate	$1,229	$1,229	$1,229	$-	$-
Commercial real estate	2,769	2,769	1,423	1,346	300
Construction and land development	364	364	364	-	-
Total mortgage loans on real estate	4,362	4,362	3,016	1,346	300
Home equity lines of credit	202	202	202	-	-
Commercial loans	-	-	-	-	-
Consumer loans	5	5	-	5	5
Total Loans	$4,569	$4,569	$3,218	$1,351	$305

Accruing Collateral Dependent Loans	Unpaid Principal Balance	Recorded Investment	Loans With No Allowance	Loans With Allowance	Allowance for Credit Losses
Mortgage loans on real estate:
Residential real estate	$1,099	$1,099	$934	$165	$12
Commercial real estate	9	9	9	-	-
Construction and land development	-	-	-	-	-
Total mortgage loans on real estate	1,108	1,108	943	165	12
Home equity lines of credit	-	-	-	-	-
Commercial loans	26	26	-	26	26
Consumer loans	35	35	-	35	35
Total Loans	$1,169	$1,169	$943	$226	$73

Total Collateral Dependent Loans	Unpaid Principal Balance	Recorded Investment	Loans With No Allowance	Loans With Allowance	Allowance for Credit Losses
Mortgage loans on real estate:
Residential real estate	$2,328	$2,328	$2,163	$165	$12
Commercial real estate	2,778	2,778	1,432	1,346	300
Construction and land development	364	364	364	-	-
Total mortgage loans on real estate	5,470	5,470	3,959	1,511	312
Home equity lines of credit	202	202	202	-	-
Commercial loans	26	26	-	26	26
Consumer loans	40	40	-	40	40
Total Loans	$5,738	$5,738	$4,161	$1,577	$378

The following tables present the performance status of loans as of September 30, 2024 and December 31, 2023, by class of loans (amounts in thousands).

As of September 30, 2024	Performing	Nonperforming	Total
Mortgage loans on real estate:
Residential real estate	$882,711	$2,946	$885,657
Commercial real estate	697,009	5,609	702,618
Construction and land development	266,818	167	266,985
Total mortgage loans on real estate	1,846,538	8,722	1,855,260
Home equity lines of credit	117,509	213	117,722
Commercial loans	400,128	2,427	402,555
Consumer loans	56,502	100	56,602
Total Loans	$2,420,677	$11,462	$2,432,139

As of December 31, 2023	Performing	Nonperforming	Total
Mortgage loans on real estate:
Residential real estate	$807,682	$2,015	$809,697
Commercial real estate	612,965	2,769	615,734
Construction and land development	296,187	511	296,698
Total mortgage loans on real estate	1,716,834	5,295	1,722,129
Home equity lines of credit	95,115	429	95,544
Commercial loans	374,968	-	374,968
Consumer loans	55,444	143	55,587
Total Loans	$2,242,361	$5,867	$2,248,228

The following tables present the aging of loans and non-accrual loans as of September 30, 2024 and December 31, 2023, by class of loans (amounts in thousands).

	Accruing Loans
As of September 30, 2024	Current	30-89 Days Past Due	90+ Days Past Due	Nonaccrual Loans	Total Loans	Nonaccrual With No ACL
Mortgage loans on real estate:
Residential real estate	$878,974	$3,737	$-	$2,946	$885,657	$2,946
Commercial real estate	696,725	284	-	5,609	702,618	4,330
Construction and land development	265,712	1,106	-	167	266,985	167
Total mortgage loans on real estate	1,841,411	5,127	-	8,722	1,855,260	7,443
Home equity lines of credit	117,258	251	-	213	117,722	213
Commercial loans	399,867	261	24	2,403	402,555	130
Consumer loans	55,975	527	-	100	56,602	79
Total Loans	$2,414,511	$6,166	$24	$11,438	$2,432,139	$7,865

	Accruing Loans
As of December 31, 2023	Current	30-89 Days Past Due	90+ Days Past Due	Nonaccrual Loans	Total Loans	Nonaccrual With No ACL
Mortgage loans on real estate:
Residential real estate	$805,262	$2,420	$288	$1,727	$809,697	$1,727
Commercial real estate	612,901	64	-	2,769	615,734	1,423
Construction and land development	296,030	157	-	511	296,698	511
Total mortgage loans on real estate	1,714,193	2,641	288	5,007	1,722,129	3,661
Home equity lines of credit	95,003	112	-	429	95,544	429
Commercial loans	374,699	269	-	-	374,968	-
Consumer loans	55,061	383	-	143	55,587	137
Total Loans	$2,238,956	$3,405	$288	$5,579	$2,248,228	$4,227

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

The following table presents loan balances classified by credit quality indicator, loan type and based on year of origination as of September 30, 2024 (amounts in thousands).

	2024	2023	2022	2021	2020	Prior	Revolving Loans	Total
Residential real estate
Pass	$94,663	$236,365	$338,154	$109,551	$60,437	$31,653	$5,461	$876,284
Special Mention	512	1,332	2,204	279	10	119	-	4,456
Substandard	363	754	1,874	79	397	1,450	-	4,917
Doubtful	-	-	-	-	-	-	-	-
Total residential real estate	$95,538	$238,451	$342,232	$109,909	$60,844	$33,222	$5,461	$885,657
Current-period gross charge-offs	$-	$15	$20	$-	$-	$-	$-	$35
Commercial real estate
Pass	$54,621	$118,893	$210,978	$90,936	$91,259	$101,743	$20,376	$688,806
Special Mention	1,091	-	659	385	1,346	4,221	168	7,870
Substandard	110	324	-	3,322	240	1,937	9	5,942
Doubtful	-	-	-	-	-	-	-	-
Total commercial real estate	$55,822	$119,217	$211,637	$94,643	$92,845	$107,901	$20,553	$702,618
Current-period gross charge-offs	$-	$-		$250	$-	$248	$-	$498
Construction and land development
Pass	$91,300	$96,128	$49,468	$10,821	$3,426	$5,571	$9,566	$266,280
Special Mention	-	209	296	-	-	30	-	535
Substandard	3	-	164	-	3	-	-	170
Doubtful	-	-	-	-	-	-	-	-
Total construction and land development	$91,303	$96,337	$49,928	$10,821	$3,429	$5,601	$9,566	$266,985
Current-period gross charge-offs	$-	$10	$19	$-	$-	$-	$-	$29
Home equity lines of credit
Pass	$231	$491	$450	$-	$582	$-	$115,130	$116,884
Special Mention	-	-	-	-	-	-	565	565
Substandard	-	-	-	-	-	-	273	273
Doubtful	-	-	-	-	-	-	-	-
Total home equity lines of credit	$231	$491	$450	$-	$582	$-	$115,968	$117,722
Current-period gross charge-offs	$-	$-	$-	$50	$-	$-	$-	$50
Commercial loans
Pass	$70,896	$79,742	$56,050	$24,019	$12,991	$13,579	$134,469	$391,746
Special Mention	-	53	3,180	72	45	3,942	1,085	8,377
Substandard	49	425	26	38	24	-	1,870	2,432
Doubtful	-	-	-	-	-	-	-	-
Total commercial loans	$70,945	$80,220	$59,256	$24,129	$13,060	$17,521	$137,424	$402,555
Current-period gross charge-offs	$-	$684	$203	$-	$104	$222	$-	$1,213
Consumer loans
Pass	$15,049	$15,359	$10,594	$5,890	$2,683	$2,787	$3,674	$56,036
Special Mention	39	27	48	103	80	-	23	320
Substandard	3	25	66	21	75	48	8	246
Doubtful	-	-	-	-	-	-	-	-
Total consumer loans	$15,091	$15,411	$10,708	$6,014	$2,838	$2,835	$3,705	$56,602
Current-period gross charge-offs	$23	$75	$21	$3	$4	$-	$-	$126
Total Loans
Pass	$326,760	$546,978	$665,694	$241,217	$171,378	$155,333	$288,676	$2,396,036
Special Mention	1,642	1,621	6,387	839	1,481	8,312	1,841	22,123
Substandard	528	1,528	2,130	3,460	739	3,435	2,160	13,980
Doubtful	-	-	-	-	-	-	-	-
Total loans	$328,930	$550,127	$674,211	$245,516	$173,598	$167,080	$292,677	$2,432,139
Current-period gross charge-offs	$23	$784	$263	$303	$108	$470	$-	$1,951

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

Assets and liabilities measured at fair value on a recurring basis – The only assets and liabilities measured at fair value on a recurring basis are our securities available-for-sale. Information related to the Company’s assets and liabilities measured at fair value on a recurring basis at September 30, 2024 and December 31, 2023 is as follows: (amounts in thousands)

	Fair Value Measurements At Reporting Date Using:
September 30, 2024	Fair Value	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Securities available-for-sale:
Residential mortgage -backed	$386,960	$-	$386,960	$-
U.S. treasury securities	109,532	-	109,532	-
U.S. government sponsored enterprises	54,089	-	54,089	-
State, county, and municipal	66,798	-	66,798	-
Corporate debt obligations	15,174	-	15,174	-
Totals	$632,553	$-	$632,553	$-

	Fair Value Measurements At Reporting Date Using:
December 31, 2023	Fair Value	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Securities available-for-sale:
Residential mortgage -backed	$357,300	$-	$357,300	$-
U.S. treasury securities	120,052	-	120,052	-
U.S. government sponsored enterprises	63,566	-	63,566	-
State, county, and municipal	64,661	-	64,661	-
Corporate debt obligations	15,512	-	15,512	-
Totals	$621,091	$-	$621,091	$-

The Company's policy is to recognize transfers in and transfers out of levels 1, 2, and 3 as of the end of a reporting period. There were no transfers between levels from December 31, 2023 to September 30, 2024 (amounts in thousands):

	Significant Unobservable Inputs (Level 3)
	September 30, 2024	December 31, 2023
Fair value, beginning of period	$-	$5,621
Transfers into Level 3	-	-
Transfers out of Level 3	-	(5,621)
Changes in unrealized gains/losses included in other comprehensive income for assets and liabilities still held at period-end	-	-
Fair value, end of period	$-	$-

Assets measured at fair value on a nonrecurring basis – The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. GAAP. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a nonrecurring basis are included in the table below as of September 30, 2024 and December 31, 2023 (amounts in thousands):

	Fair Value Measurements At Reporting Date Using:
September 30, 2024	Fair Value	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Individually evaluated loans	$10,290	$-	$-	$10,290
Foreclosed assets	44	-	-	44
Totals	$10,334	$-	$-	$10,334

December 31, 2023	Fair Value	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Individually evaluated loans	$5,360	$-	$-	$5,360
Foreclosed assets	92	-	-	92
Totals	$5,452	$-	$-	$5,452

The Company has estimated the fair values of these assets using Level 3 inputs, specifically the appraised value of the collateral. Individually evaluated loan balances represent those collateral dependent loans where management has estimated the credit loss by comparing the loan’s carrying value against the expected realizable fair value of the collateral dependent loan for the amount of the credit loss. For Level 3 assets measured at fair value on a non-recurring basis as of September 30, 2024 and December 31, 2023 for the valuation technique, we used appraisals. For the significant unobservable input, we used appraisal discounts, and weighted average input of 15-20% was used for the period ended September 30, 2024 and December 31, 2023.

The estimated fair values, and related carrying or notional amounts, of the Company’s financial instruments as of September 30, 2024 and December 31, 2023 are as follows (amounts in thousands):

		Estimated Fair Value
September 30, 2024	Carrying Amount	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$147,101	$147,101	$-	$-
Certificates of deposit in banks	4,218	-	4,218	-
Securities held-to-maturity	123,288	-	103,286	-
Securities available-for-sale	632,553	-	632,553	-
Loans held-for-sale	9,863	-	9,863	-
Loans receivable, net	2,392,606	-	2,392,923	10,290
Accrued interest receivable	14,621	-	14,621	-
Bank owned life insurance	49,370	-	49,370	-
Restricted equity securities	10,038	-	-	10,038
Financial liabilities:
Deposits	3,038,822	-	2,888,785	-
Securities sold under agreements to repurchase	13,935	-	13,935	-
Federal Home Loan Bank advances	150,000	-	148,845	-
Subordinated debentures	39,545	-	30,836	-
Accrued interest payable	2,058	-	2,058	-

		Estimated Fair Value
December 31, 2023	Carrying Amount	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$72,547	$72,547	$-	$-
Certificates of deposit in banks	4,218	-	4,218	-
Securities held-to-maturity	126,793	-	103,174	-
Securities available-for-sale	621,091	-	621,091	-
Loans held-for-sale	4,595	-	4,595	-
Loans receivable, net	2,211,015	-	2,180,082	5,360
Accrued interest receivable	14,091	-	14,091	-
Bank owned life insurance	47,001	-	47,001	-
Restricted equity securities	13,433	-	-	13,433
Financial liabilities:
Deposits	2,730,655	-	2,574,801	-
Securities sold under agreements to repurchase	16,731	-	16,731	-
Federal Home Loan Bank advances	230,000	-	229,430	-
Subordinated debentures	39,492	-	30,944	-
Accrued interest payable	2,178	-	2,178	-

The estimated fair values of the standby letters of credit and loan commitments on which the committed interest rate is less than the current market rate are insignificant as of September 30, 2024 and December 31, 2023.

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

Note 9 – Defined Contribution Plan

The Company provides a 401(k) employee stock ownership plan (ESOP), which covers substantially all of the Company’s employees who are eligible, as to age and length of service. A participant may elect to make contributions up to $23.0 thousand and $22.5 thousand of the participant’s annual compensation in 2024 and 2023, respectively. The Company makes contributions up to 3% of each participant’s annual compensation and the Company matches 50% of the next 2% contributed by the employee. Contributions to the plan by the Company were approximately $726 thousand and $655 thousand for the nine months ended September 30, 2024 and 2023, respectively. Outstanding shares of the Company’s common stock allocated to participants at September 30, 2024 and December 31, 2023 totaled 192,699 shares and 166,664 shares, respectively, and there were no unallocated shares. These shares are treated as outstanding for purposes of calculating earnings per share and dividends on these shares are included in the Consolidated Statements of Stockholders’ Equity.

The Company’s ESOP includes a put option for shares of the Company’s common stock distributed from the ESOP. Shares are distributed from the ESOP primarily to separate vested participants and certain eligible participants who elect to diversify their account balances. Since the Company’s common stock is not currently traded on an established securities market, if the owners of distributed shares desire to sell their shares, the Company is required to purchase the shares at fair value during two put option periods following the distribution of the shares from the ESOP. The first put option period is within sixty days following the distribution of the shares from the ESOP. The second put option period begins on the first day of the fifth month of the plan year for a sixty day period. The fair value of distributed shares subject to the put option totaled $0 as of September 30, 2024 and December 31, 2023. The cost of the ESOP shares totaled $5.37 million and $4.48 million as of September 30, 2024 and December 31, 2023, respectively. Due to the Company’s obligation under the put option, the distributed shares and ESOP shares are classified as temporary equity in the mezzanine section of the consolidated statements of financial condition and totaled $5.37 million and $4.48 million as of September 30, 2024 and December 31, 2023, respectively. The fair value of the ESOP shares totaled $6.89 million and $6.17 million as of September 30, 2024 and December 31, 2023, respectively.

Note 10 – Loans Held for Sale

The Company has entered into agreements with secondary market investors to deliver loans on a “best efforts delivery” basis. When a rate is committed to a borrower, it is based on the best price that day and locked with the investor for the customer for a thirty day period. In the event the loan is not delivered to the investor, the Company has no risk or exposure with the investor. The fair values of the Company’s agreements with investors and rate lock commitments to customers as of September 30, 2024 and December 31, 2023, respectively, were not material.

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

Lease Right-of-Use Assets	Classification on Consolidated Statement of Condition	September 30, 2024	December 31, 2023
Operating lease right-of-use assets	Other Assets	$2,821	$3,243

Lease Liabilities	Classification on Consolidated Statement of Condition	September 30, 2024	December 31, 2023
Operating lease liabilities	Accrued interest payable and other liabilities	$2,970	$3,407

	September 30, 2024	December 31, 2023
Weighted-average remaining lease term for operating leases	8.44 Years	8.50 Years
Weighted-average discount rate for operating leases	6.00%	6.00%

Future minimum payments for operating leases with initial or remaining terms of one year or more as of September 30, 2024 are as follows:

Operating Leases
October 1, 2024 - September 30, 2025	$703
October 1, 2025 - September 30, 2026	531
October 1, 2026 - September 30, 2027	421
October 1, 2027 - September 30, 2028	385
October 1, 2028 - September 30, 2029	252
Afterward	1,590
Total future minimum lease payments	3,882
Amounts representing interest	(912)
Present value of net future minimum lease payments	$2,970

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

Our Business

We are a bank holding company headquartered in Prattville, Alabama. We engage in the business of banking through our wholly-owned banking subsidiary, River Bank & Trust, which we may refer to as the “Bank” or “River Bank.” Through the Bank, we provide a broad array of financial services to businesses, business owners, professionals, and consumers. As of September 30, 2024, we operated twenty-three full-service banking offices in Alabama in the cities of Montgomery, Prattville, Millbrook, Wetumpka, Auburn, Opelika, Gadsden, Alexander City, Daphne, Clanton, Dothan, Enterprise, Mobile, Decatur, Huntsville, Saraland, and Birmingham, Alabama. We also have one loan production office in Florence, Alabama.

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

Overview of Third Quarter 2024 Results

Net income was $8.7 million in the quarter ended September 30, 2024, compared with $5.9 million in the quarter ended September 30, 2023. Several significant measures from the 2024 third quarter include:

•
Net interest margin (taxable equivalent) of 2.90%, compared with 2.66% for the third quarter of 2023.
•
Net interest income increase of $4.0 million for the quarter ended September 30, 2024, representing a 19.62% rate of increase over the quarter ended September 30, 2023.
•
Annualized return on average earning assets for the quarter ended September 30, 2024 of 1.05% compared with 0.78% for the quarter ended September 30, 2023.
•
Annualized return on average equity for the quarter ended September 30, 2024 of 15.67% compared with 15.10% for the quarter ended September 30, 2023.
•
Loan increase of $73.3 million during the quarter ended September 30, 2024, representing a 12.47% annualized growth rate.
•
Securities increase of $34.9 million during the quarter ended September 30, 2024, representing a 19.36% annualized increase for the quarter.
•
Deposit increase of $96.1 million during the quarter ended September 30, 2024, representing a 13.07% annualized growth rate.
•
Stockholders’ equity increase of $25.1 million during the quarter ended September 30, 2024, representing a 48.20% annualized increase.
•
Book value per share of $31.14 at September 30, 2024, compared with $26.49 per share at December 31, 2023.
•
Tangible book value per share of $27.37 at September 30, 2024, compared with $22.67 at December 31, 2023.

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

Comparison of the Results of Operations for the three and nine months ended September 30, 2024 and 2023

The following is a narrative discussion and analysis of significant changes in our results of operations for the three and nine months ended September 30, 2024 compared to the three and nine months ended September 30, 2023.

Net Income

During the three months ended September 30, 2024, our net income was $8.7 million, compared to $5.9 million for the three months ended September 30, 2023, an increase of $2.8 million, or 47.11%. The primary reason for the increase in net income for the third quarter of 2024 as compared to the third quarter of 2023 was an increase in net interest income coupled with an increase in noninterest income. During the three months ended September 30, 2024, net interest income was $24.0 million compared to $20.0 million for the three months ended September 30, 2023, an increase of $4.0 million, or 19.62%. This increase is a result of higher yields on new and repricing loans. Total noninterest income for the third quarter of 2024 was $4.5 million compared to $3.9 million for the quarter ended September 30, 2023. This increase in noninterest income was primarily the result of loan related fee income. Total noninterest expense in the third quarter of 2024 increased $643.0 thousand, or 4.27%, from the third quarter of 2023. The most significant noninterest expense continues to be salaries and employee benefits which increased approximately $498.0 thousand.

During the nine months ended September 30, 2024, our net income was $22.1 million, compared to $18.6 million for the nine months ended September 30, 2023, an increase of $3.5 million, or 18.70%. The primary reason for the increase in net income for the third quarter of 2024 as compared to the third quarter of 2023 was an increase in net interest income offset by a decrease in noninterest income. During the nine months ended September 30, 2024, net interest income was $68.1 million compared to $58.1 million for the nine months ended September 30, 2023, an increase of $10.0 million, or 17.24%. This increase is a result of higher yields on new and repricing loans. Total noninterest income for the first nine months of 2024 was $11.3 million compared to $15.2 million in the first nine months of 2023. This decrease in noninterest income was primarily the result of a $3.7 million Community Development Financial Institution award recognized in 2023. Noninterest income for the first nine months of 2024 was also reduced by a $1.4 million net loss on sales of investment securities. Total noninterest expense in the third quarter of 2024 increased $1.1 million, or 2.44%, from the third quarter of 2023. The most significant increase was an increase of $1.1 million in salaries and employee benefits.

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

Comparison of net interest income for the three months ended September 30, 2024 and 2023

The following table shows, for the three months ended September 30, 2024 and 2023, the average balances of each principal category of our earning assets and interest bearing liabilities and the average taxable equivalent yields on assets and average costs of liabilities. These yields and costs are calculated by dividing the income or expense by the average daily balance of the associated assets or liabilities (amounts in thousands).

	Three Months Ended September 30, 2024			Three Months Ended September 30, 2023
		Interest			Interest
	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Yield/Rate	Balance	Expense	Yield/Rate
Interest earning assets
Loans	$2,389,722	$38,223	6.35%	$2,084,083	$29,884	5.69%
Mortgage loans held for sale	6,291	86	5.40%	10,124	102	4.01%
Investment securities:
Taxable securities	744,814	3,672	1.95%	784,550	3,498	1.77%
Tax-exempt securities	64,806	473	2.90%	67,744	480	2.81%
Interest bearing balances in other banks	85,820	1,177	5.44%	14,180	172	4.82%
Federal funds sold	13,102	180	5.44%	57,358	793	5.48%
Total interest earning assets	$3,304,555	$43,811	5.26%	$3,018,039	$34,929	4.59%

Interest bearing liabilities
Interest bearing transaction accounts	$700,018	$2,983	1.69%	$670,072	$2,519	1.49%
Savings and money market accounts	982,656	7,250	2.93%	869,058	5,123	2.34%
Time deposits	666,044	7,350	4.38%	517,990	4,596	3.52%
Short-term borrowings	13,852	118	3.38%	20,378	173	3.60%
Federal Home Loan Bank advances	150,000	1,502	3.97%	155,000	1,658	4.21%
Subordinated debentures	40,000	418	4.14%	40,000	418	4.14%
Line of credit	-	-	0.00%	8,609	185	8.52%
Total interest bearing liabilities	$2,552,570	$19,621	3.05%	$2,281,107	$14,672	2.55%
Noninterest-bearing funding of earning assets	751,985	-	0.00%	736,932	-	0.00%
Total cost of funding earning assets	$3,304,555	$19,621	2.36%	$3,018,039	$14,672	1.93%
Net interest rate spread			2.21%			2.04%
Net interest income/margin (taxable equivalent)		$24,190	2.90%		$20,257	2.66%
Tax equivalent adjustment		(214)			(214)
Net interest income/margin		$23,976	2.88%		$20,043	2.63%

The following table reflects, for the three months ended September 30, 2024 and 2023, the changes in our net interest income due to variances in the volume of interest earning assets and interest bearing liabilities and variances in the associated rates earned or paid on these assets and liabilities (amounts in thousands).

	Three Months Ended September 30, 2024 vs.
	Three Months Ended September 30, 2023
		Variance
		due to
	Volume	Yield/Rate	Total
Interest earning assets
Loans	$4,364	$3,975	$8,339
Mortgage loans held for sale	(38)	22	(16)
Investment securities:
Taxable securities	(164)	338	174
Tax-exempt securities	(22)	15	(7)
Interest bearing balances in other banks	871	134	1,005
Federal funds sold	(612)	(1)	(613)
Total interest earning assets	$4,399	$4,483	$8,882

Interest bearing liabilities
Interest bearing transaction accounts	$112	$352	$464
Savings and money market accounts	670	1,457	2,127
Time deposits	1,316	1,438	2,754
Short-term borrowings	(47)	(8)	(55)
Federal Home Loan Bank advances	(64)	(92)	(156)
Subordinated debentures	-	-	-
Line of credit	(185)	-	(185)
Total interest bearing liabilities	$1,802	$3,147	$4,949

Net interest income
Net interest income (taxable equivalent)	$2,597	$1,336	$3,933
Taxable equivalent adjustment	12	(12)	-
Net interest income	$2,609	$1,324	$3,933

Total interest income for the three months ended September 30, 2024 was $43.6 million and total interest expense was $19.6 million, resulting in net interest income of $24.0 million for the period. For the same period of 2023, total interest income was $34.7 million and total interest expense was $14.7 million, resulting in net interest income of $20.0 million for the period. This represents a 19.62% increase in net interest income when comparing the same period from 2024 and 2023. When comparing the variances related to interest income for the three months ended September 30, 2024 and 2023, the increase was primarily attributed to increases in average volumes in loans and loan yields. The volume related increase in interest income for the three months ended September 30, 2024 was accompanied by an increase in the yield on loans and investment securities as well as interest bearing balances in other banks. When comparing variances related to interest expense for the three months ended September 30, 2024 and 2023, the increase primarily resulted from an increase in deposit and borrowing rates in 2024 along with an increase in deposits.

Comparison of net interest income for the nine months ended September 30, 2024 and 2023

The following table shows, for the nine months ended September 30, 2024 and 2023, the average balances of each principal category of our earning assets and interest bearing liabilities and the average taxable equivalent yields on assets and average costs of liabilities. These yields and costs are calculated by dividing the income or expense by the average daily balance of the associated assets or liabilities (amounts in thousands).

	Nine Months Ended September 30, 2024			Nine Months Ended September 30, 2023
		Interest			Interest
	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Yield/Rate	Balance	Expense	Yield/Rate
Interest earning assets
Loans	$2,315,031	$107,772	6.20%	$1,969,975	$80,417	5.46%
Mortgage loans held for sale	5,617	227	5.38%	8,775	241	3.67%
Investment securities:
Taxable securities	741,233	10,529	1.89%	797,421	10,767	1.81%
Tax-exempt securities	64,982	1,399	2.87%	73,044	1,595	2.92%
Interest bearing balances in other banks	97,142	3,987	5.47%	29,886	1,028	4.60%
Federal funds sold	23,274	956	5.47%	35,044	1,390	5.30%
Total interest earning assets	$3,247,279	$124,870	5.05%	$2,914,145	$95,438	4.39%

Interest bearing liabilities
Interest bearing transaction accounts	$688,013	$8,641	1.67%	$643,614	$5,753	1.20%
Savings and money market accounts	947,622	20,215	2.84%	846,563	12,337	1.95%
Time deposits	615,458	19,692	4.26%	495,356	11,810	3.19%
Securities sold under repurchase agreements	14,651	379	3.45%	17,393	403	3.10%
Federal Home Loan Bank advances	189,033	5,908	4.16%	129,590	4,576	4.72%
Subordinated debentures	40,000	1,253	4.17%	40,000	1,251	4.18%
Line of credit	-	-	0.00%	8,377	520	8.30%
Total interest bearing liabilities	$2,494,777	$56,088	2.99%	$2,180,893	$36,650	2.25%
Noninterest-bearing funding of earning assets	752,502	-	0.00%	733,252	-	0.00%
Total cost of funding earning assets	$3,247,279	$56,088	2.30%	$2,914,145	$36,650	1.68%
Net interest rate spread			2.06%			2.14%
Net interest income/margin (taxable equivalent)		$68,782	2.82%		$58,788	2.70%
Tax equivalent adjustment		(649)			(676)
Net interest income/margin		$68,133	2.79%		$58,112	2.67%

The following table reflects, for the nine months ended September 30, 2024 and 2023, the changes in our net interest income due to variances in the volume of interest earning assets and interest bearing liabilities and variances in the associated rates earned or paid on these assets and liabilities (amounts in thousands).

	Nine Months Ended September 30, 2024 vs.
	Nine Months Ended September 30, 2023
		Variance
		due to
	Volume	Yield/Rate	Total
Interest earning assets
Loans	$14,316	$13,039	$27,355
Mortgage loans held for sale	(87)	73	(14)
Investment securities:
Taxable securities	(689)	451	(238)
Tax-exempt securities	(171)	(25)	(196)
Interest bearing balances in other banks	2,316	643	2,959
Federal funds sold	(464)	30	(434)
Total interest earning assets	$15,221	$14,211	$29,432

Interest bearing liabilities
Interest bearing transaction accounts	$406	$2,482	$2,888
Savings and money market accounts	1,501	6,377	7,878
Time deposits	2,915	4,967	7,882
Short-term debt	(45)	21	(24)
Federal Home Loan Bank advances	2,109	(777)	1,332
Subordinated debentures	5	(3)	2
Line of credit	(529)	9	(520)
Total interest bearing liabilities	$6,362	$13,076	$19,438

Net interest income
Net interest income (taxable equivalent)	$8,859	$1,135	$9,994
Taxable equivalent adjustment	60	(33)	27
Net interest income	$8,919	$1,102	$10,021

Total interest income for the nine months ended September 30, 2024 was $124.2 million and total interest expense was $56.1 million, resulting in net interest income of $68.1 million for the period. For the same period of 2023, total interest income was $94.8 million and total interest expense was $36.7 million, resulting in net interest income of $58.1 million for the period. This represents a 17.24% increase in net interest income when comparing the same period from 2024 and 2023. When comparing the variances related to interest income for the nine months ended September 30, 2024 and 2023, the increase was primarily attributed to increases in average volumes in loans and loan yields. The volume related increase in interest income for the nine months ended September 30, 2024 was accompanied by an increase in the yield on loans and taxable investment securities as well as interest bearing balances in other banks. When comparing variances related to interest expense for the nine months ended September 30, 2024 and 2023, the increase primarily resulted from an increase in deposit and borrowing rates in 2024 along with an increase in deposits.

Provision for Credit Losses

On January 1, 2023, we adopted ASC 326, which introduces the current expected credit losses (CECL) methodology and requires us to estimate all expected credit losses over the remaining life of our loans. Accordingly, the provision for credit losses represents a charge to earnings necessary to establish an allowance for credit losses that, in management's evaluation, is adequate to provide coverage for all expected credit losses. As a result of evaluating the allowance for credit losses at September 30, 2024, management recorded a provision for credit losses of $1.33 million in the third quarter of 2024 compared to $1.31 million in the third quarter of 2023. For the nine months ended September 30, 2024 and 2023, management recorded a provision for credit losses of $4.0 million and $3.9 million, respectively. The minimally increased provision for credit losses allocated was primarily due to continued strength in the performance of our loan portfolio despite some indications of a slowdown in the economy. In management’s evaluation, our allowance for credit losses reflects an amount we believe appropriate, based on our allowance assessment methodology, to adequately cover all expected future losses as of the date the allowance is determined.

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

The following table sets forth the principal components of noninterest income for the periods indicated (amounts in thousands).

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2024	2023	2024	2023
Service charges and fees	$2,115	$1,946	$6,172	$5,569
Investment brokerage revenue	209	134	573	435
Mortgage operations	1,221	1,234	3,301	2,814
Bank owned life insurance income	395	328	1,091	957
Net gain (loss) on sales of investment securities	73	-	(1,359)	5
Community Development Financial Institution income	-	-	-	3,718
Other noninterest income	527	288	1,571	1,675
Total noninterest income	$4,540	$3,930	$11,349	$15,173

Noninterest income for the three months ended September 30, 2024 was $4.5 million compared to $3.9 million for the same period in 2023. The most significant increase in noninterest income was due to a $123 thousand increase in loan related fee income.

Noninterest income for the nine months ended September 30, 2024 was $11.3 million compared to $15.2 million for the same period in 2023. The most significant decreases in noninterest income was due to a $3.7 million Community Development Financial Institution award for the same period in 2023 as well as an approximate $1.4 million loss on sales of investment securities in 2024 while the most significant increase was a $487 thousand increase in mortgage operations revenue.

Noninterest Expense

Noninterest expenses consist primarily of salaries and employee benefits, building occupancy and equipment expenses, advertising and promotion expenses, data processing expenses, legal and professional services and miscellaneous other operating expenses.

The following table sets forth the principal components of noninterest expense for the periods indicated (amounts in thousands).

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2024	2023	2024	2023
Salaries and employee benefits	$9,533	$9,035	$28,205	$27,064
Occupancy expenses	1,017	934	2,963	2,764
Equipment rentals, depreciation, and maintenance	572	530	1,617	1,507
Telephone and communications	106	129	372	409
Advertising and business development	269	390	712	1,011
Data processing	1,093	779	3,121	2,729
Foreclosed assets, net	156	38	257	73
Federal deposit insurance and other regulatory assessments	747	698	2,176	1,992
Legal and other professional services	261	301	875	1,302
Other operating expense	1,956	2,233	6,218	6,557
Total noninterest expense	$15,710	$15,067	$46,516	$45,408

Noninterest expense for the three months ended September 30, 2024 totaled $15.7 million compared with $15.1 million for the same period of 2023. The overall increase was primarily a result of salaries and employee benefits. Salaries and employee benefits increased $498.0 thousand, or 5.51%, to $9.53 million in the third quarter of 2024 from $9.04 million in the third quarter of 2023. The number of full-time equivalent employees decreased from approximately 342 at September 30, 2023 to approximately 340 at September 30, 2024 for an decrease of approximately 0.58%.

Noninterest expense for the nine months ended September 30, 2024 totaled $46.5 million compared with $45.4 million for the same period of 2023. The overall increase was primarily a result of increases in salaries and employee benefits. Salaries and employee benefits increased $1.1 million, or 4.22%, to $28.2 million in the first nine months of 2024 from $27.1 million in the first nine months of 2023.

Provision for Income Taxes

We recognized income tax expense of $2.8 million for the three months ended September 30, 2024, compared to $1.7 million for the three months ended September 30, 2023. The effective tax rate for the three months ended September 30, 2024 was 24.6% compared to 22.6% for the same period in 2023. The effective tax rate is affected by levels of items of income that are not subject to federal and/or state taxation and by levels of items of expense that are not deductible for federal and/or state income tax purposes.

We recognized income tax expense of $6.9 million for the nine months ended September 30, 2024, compared to $5.3 million for the nine months ended September 30, 2023. The effective tax rate for the nine months ended September 30, 2024 was 23.8% compared to 22.2% for the same period in 2023. The effective tax rate is affected by levels of items of income that are not subject to federal and/or state taxation and by levels of items of expense that are not deductible for federal and/or state income tax purposes.

Comparison of Financial Condition at September 30, 2024 and December 31, 2023

Overview

Our total assets increased $261.2 million, or 8.07%, from December 31, 2023 to September 30, 2024. Loans, net of deferred fees and discounts, increased $183.7 million, or 8.20%, from December 31, 2023 to September 30, 2024. Securities available-for-sale increased by $11.5 million, or 1.85%, and securities held-to-maturity decreased by $3.5 million, or 2.76%, from December 31, 2023 to September 30, 2024, respectively. Cash and cash equivalents increased $74.6 million, or 102.77% from December 31, 2023 to September 30, 2024. Total deposits increased $308.2 million, or 11.29%, from December 31, 2023 to September 30, 2024 which funded a majority of our loan growth. Total stockholders’ equity increased $35.0 million, or 17.62% from December 31, 2023 to September 30, 2024.

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

During the nine months ended September 30, 2024, we purchased investment securities totaling $106.1 million and sold investment securities with proceeds received of $81.7 million including net realized losses of $1.4 million.

The following tables summarize the amortized cost, gross unrealized gains, gross unrealized losses, and fair value of debt securities at September 30, 2024 and December 31, 2023 (amounts in thousands).

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2024:
Securities available-for-sale:
Residential mortgage-backed	$429,298	$555	$(42,893)	$386,960
U.S. treasury securities	115,636	-	(6,104)	109,532
U.S. govt. sponsored enterprises	57,222	-	(3,133)	54,089
State, county, and municipal	74,078	65	(7,345)	66,798
Corporate debt obligations	16,724	32	(1,582)	15,174
Total available-for-sale	$692,958	$652	$(61,057)	$632,553

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2024:
Securities held-to-maturity:
Residential mortgage-backed	$60,487	$-	$(10,185)	$50,302
State, county, and municipal	62,801	-	(9,817)	52,984
Total held-to-maturity	$123,288	$-	$(20,002)	$103,286

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2023:
Securities available-for-sale:
Residential mortgage-backed	$413,179	$102	$(55,981)	$357,300
U.S. treasury securities	130,713	-	(10,661)	120,052
U.S. govt. sponsored enterprises	68,751	-	(5,185)	63,566
State, county, and municipal	73,514	4	(8,857)	64,661
Corporate debt obligations	17,758	5	(2,251)	15,512
Total available-for-sale	$703,915	$111	$(82,935)	$621,091

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2023:
Securities held-to-maturity:
Residential mortgage-backed	$63,953	$-	$(12,022)	$51,931
State, county, and municipal	62,840	-	(11,597)	51,243
Total held-to-maturity	$126,793	$-	$(23,619)	$103,174

Loans

Loans are the largest category of interest earning assets and typically provide higher yields than other types of interest earning assets. Associated with the higher loan yields are the inherent credit and liquidity risks which management attempts to control and counterbalance. Total loans averaged $2.39 billion during the three months ended September 30, 2024, or 72.3% of average interest earning assets, as compared to $2.08 billion, or 69.1% of average interest earning assets, for the three months ended September 30, 2023. At September 30, 2024, total loans, net of deferred loan fees and discounts, were $2.42 billion, compared to $2.24 billion at December 31, 2023, an increase of $183.7 million, or 8.20%.

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

The following table provides a summary of the loan portfolio as of September 30, 2024, and December 31, 2023.

	September 30, 2024		December 31, 2023
	Amount	% of Total	Amount	% of Total
Residential real estate:
Closed-end 1-4 family - first lien	$841,742	35.2%	$771,144	34.9%
Closed-end 1-4 family - junior lien	14,254	0.6%	11,814	0.5%
Multi-family	29,661	1.2%	26,739	1.2%
Total residential real estate	885,657	37.0%	809,697	36.6%
Commercial real estate:
Nonfarm nonresidential	630,947	26.4%	557,202	25.2%
Farmland	71,671	3.0%	58,532	2.6%
Total commercial real estate	702,618	29.4%	615,734	27.8%
Construction and land development:
Residential	103,974	4.3%	100,974	4.6%
Other	163,011	6.8%	195,724	8.9%
Total construction and land development	266,985	11.1%	296,698	13.5%
Home equity lines of credit	117,722	4.9%	95,544	4.3%
Commercial loans:
Other commercial loans	288,455	12.2%	273,639	12.4%
Agricultural	79,434	3.3%	66,510	3.0%
State, county, and municipal loans	34,666	1.4%	34,819	1.6%
Total commercial loans	402,555	16.9%	374,968	17.0%
Consumer loans	56,602	2.4%	55,587	2.5%
Total gross loans	2,432,139	101.7%	2,248,228	101.7%
Allowance for credit losses	(31,077)	-1.3%	(28,991)	-1.3%
Net discounts	(16)	0.0%	(129)	0.0%
Net deferred loan fees	(8,440)	-0.4%	(8,093)	-0.4%
Net loans	$2,392,606	100.0%	$2,211,015	100.0%

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

Real estate loans are the largest component of our loan portfolio and include residential real estate loans, commercial real estate loans, and construction and land development loans. At September 30, 2024, this category totaled $1.86 billion, or 76.28% of total gross loans, compared to $1.72 billion, or 76.60%, at December 31, 2023. Real estate loans increased $133.1 million, or 7.73%, during the period December 31, 2023 to September 30, 2024. Commercial loans increased $27.6 million, or 7.36% during the same period. Our management team and lending officers have a great deal of experience and expertise in real estate lending and commercial lending.

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

The repayment of loans is a source of additional liquidity for us. The following table sets forth our variable rate and fixed rate loans maturing within specific intervals at September 30, 2024.

LOAN MATURITY AND SENSITIVITY TO CHANGES IN INTEREST RATES

		Over one	Over five
	One year	year through	years through	Over fifteen
Variable Rate Loans:	or less	five years	fifteen years	years	Total
Residential real estate:
Closed-end 1-4 family - first lien	$5,988	$3,501	$5,998	$475,598	$491,085
Closed-end 1-4 family - junior lien	964	359	-	258	1,581
Multi-family	-	10,697	-	-	10,697
Total residential real estate	6,952	14,557	5,998	475,856	503,363
Commercial real estate:
Nonfarm nonresidential	12,293	15,395	2,334	49	30,071
Farmland	2,564	1,692	-	248	4,504
Total commercial real estate	14,857	17,087	2,334	297	34,575
Construction and land development:
Residential	20,534	3,893	259	35,929	60,615
Other	16,173	17,444	-	10,258	43,875
Total construction and land development	36,707	21,337	259	46,187	104,490
Home equity lines of credit	8,476	4,091	83,683	-	96,250
Commercial loans:
Other commercial loans	77,140	24,938	10,975	-	113,053
Agricultural	53,604	1,443	-	-	55,047
State, county, and municipal loans	90	-	-	-	90
Total commercial loans	130,834	26,381	10,975	-	168,190
Consumer loans	2,466	1,026	49	-	3,541
Total gross variable rate loans	$200,292	$84,479	$103,298	$522,340	$910,409

		Over one	Over five
	One year	year through	years through	Over fifteen
Fixed Rate Loans:	or less	five years	fifteen years	years	Total
Residential real estate:
Closed-end 1-4 family - first lien	$31,068	$155,607	$60,288	$103,694	$350,657
Closed-end 1-4 family - junior lien	985	9,836	1,551	301	12,673
Multi-family	239	14,718	3,058	949	18,964
Total residential real estate	32,292	180,161	64,897	104,944	382,294
Commercial real estate:
Nonfarm nonresidential	45,797	298,999	249,860	6,220	600,876
Farmland	10,866	38,211	18,024	66	67,167
Total commercial real estate	56,663	337,210	267,884	6,286	668,043
Construction and land development:
Residential	37,029	5,928	402	-	43,359
Other	40,081	62,938	16,042	75	119,136
Total construction and land development	77,110	68,866	16,444	75	162,495
Home equity lines of credit	3,561	2,055	15,856	-	21,472
Commercial loans:
Other commercial loans	22,226	113,941	39,235	-	175,402
Agricultural	6,822	17,244	321	-	24,387
State, county, and municipal loans	647	9,217	24,712	-	34,576
Total commercial loans	29,695	140,402	64,268	-	234,365
Consumer loans	7,064	29,015	16,851	131	53,061
Total fixed rate gross loans	$206,385	$757,709	$446,200	$111,436	$1,521,730

		Over one	Over five
	One year	year through	years through	Over fifteen
Total Loans:	or less	five years	fifteen years	years	Total
Residential real estate:
Closed-end 1-4 family - first lien	$37,056	$159,108	$66,286	$579,292	$841,742
Closed-end 1-4 family - junior lien	1,949	10,195	1,551	559	14,254
Multi-family	239	25,415	3,058	949	29,661
Total residential real estate	39,244	194,718	70,895	580,800	885,657
Commercial real estate:
Nonfarm nonresidential	58,090	314,394	252,194	6,269	630,947
Farmland	13,430	39,903	18,024	314	71,671
Total commercial real estate	71,520	354,297	270,218	6,583	702,618
Construction and land development:
Residential	57,563	9,821	661	35,929	103,974
Other	56,254	80,382	16,042	10,333	163,011
Total construction and land development	113,817	90,203	16,703	46,262	266,985
Home equity lines of credit	12,037	6,146	99,539	-	117,722
Commercial loans:
Other commercial loans	99,366	138,879	50,210	-	288,455
Agricultural	60,426	18,687	321	-	79,434
State, county, and municipal loans	737	9,217	24,712	-	34,666
Total commercial loans	160,529	166,783	75,243	-	402,555
Consumer loans	9,530	30,041	16,900	131	56,602
Total gross loans	$406,677	$842,188	$549,498	$633,776	$2,432,139

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

Allowance for Credit Losses, Provision for Credit Losses and Asset Quality

Allowance for credit losses and provision for credit losses

The allowance for credit losses represents management’s estimate of expected inherent credit losses in the loan portfolio. Management determines the allowance based on an ongoing evaluation of risk as it correlates to potential losses within the portfolio. Increases to the allowance for credit losses are made by charges to the provision for credit losses. Loans deemed to be uncollectible are charged against the allowance. Recoveries of previously charged-off amounts are credited to the allowance for credit losses.

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

The following table presents a summary of changes in the allowance for credit losses for the periods indicated (amounts in thousands).

	As of and for the		As of and for the
	Three Months Ended:		Nine Months Ended:
	September 30,	September 30,	September 30,	September 30,
	2024	2023	2024	2023
Allowance for credit losses at beginning of period	$30,916	$26,809	$28,991	$24,310
Impact of adopting ASC 326	-	80	$-	$80
Charge-offs:
Mortgage loans on real estate:
Residential real estate	35	-	35	-
Commercial real estate	250	-	498	-
Construction and land development	10	-	29	196
Total mortgage loans on real estate	295	-	562	196
Home equity lines of credit	-	-	50	-
Commercial	867	348	1,213	510
Consumer	25	58	126	98
Total	1,187	406	1,951	804

Recoveries:
Mortgage loans on real estate:
Residential real estate	2	-	2	-
Commercial real estate	3	3	8	81
Construction and land development	-	-	-	-
Total mortgage loans on real estate	5	3	10	81
Home equity lines of credit	-	-	-	-
Commercial	14	19	53	205
Consumer	3	16	13	27
Total	22	38	76	313

Net charge-offs (recoveries)	1,165	368	1,875	491
Provision for credit losses	1,326	1,311	3,961	3,933
Allowance for credit losses at end of period	$31,077	$27,832	$31,077	$27,832

Total loans outstanding, net of deferred loan fees	2,423,683	2,122,443	2,423,683	2,122,443
Average loans outstanding, net of deferred loan fees	2,389,722	2,084,083	2,315,031	1,969,975
Allowance for credit losses to period end loans	1.28%	1.31%	1.28%	1.31%
Net charge-offs to average loans (annualized)	0.20%	0.07%	0.11%	0.03%

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

	September 30, 2024		December 31, 2023
		Percent of		Percent of
	Amount	Total	Amount	Total
Mortgage loans on real estate:
Residential real estate	$6,736	21.7%	$7,233	25.0%
Commercial real estate	10,635	34.2%	10,530	36.3%
Construction and land development	3,503	11.3%	4,646	16.0%
Total mortgage loans on real estate	20,874	67.2%	22,409	77.3%
Home equity lines of credit	1,716	5.5%	1,078	3.7%
Commercial	7,984	25.7%	4,906	16.9%
Consumer	503	1.6%	598	2.1%
Total	$31,077	100.0%	$28,991	100.0%

Nonperforming Assets

The following table presents our nonperforming assets as of the dates indicated (amounts in thousands):

	September 30,		December 31,
	2024	2023	2023
Nonaccrual loans	$11,438	$4,770	$5,579
Accruing loans past due 90 days or more	24	-	288
Total nonperforming loans	11,462	4,770	5,867
Foreclosed assets	44	516	92
Total nonperforming assets	$11,506	$5,286	$5,959

Allowance for credit losses to period end loans	1.28%	1.31%	1.29%
Allowance for credit losses to period end nonperforming loans	271.13%	583.48%	494.14%
Net charge-offs (recoveries) to average loans (annualized)	0.11%	0.03%	0.03%
Nonperforming assets to period end loans and foreclosed property	0.47%	0.25%	0.27%
Nonperforming loans to period end loans	0.47%	0.22%	0.26%
Nonperforming assets to total assets	0.33%	0.17%	0.18%
Period end loans	2,423,683	2,122,443	2,240,006
Period end total assets	3,496,474	3,179,036	3,235,250
Allowance for credit losses	31,077	27,832	28,991
Average loans for the period	2,315,031	1,969,975	2,043,466
Net charge-offs (recoveries) for the period	1,875	491	643
Period end loans plus foreclosed property	2,423,727	2,122,959	2,240,098

Accrual of interest is discontinued on a loan when management believes, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that the collection of interest is doubtful. In addition to consideration of these factors, loans that are past due 90 days or more are generally placed on nonaccrual status. When a loan is placed on nonaccrual status, all accrued interest on the loan is reversed and deducted from earnings as a reduction of reported interest income. No additional interest is accrued on the loan balance until collection of both principal and interest becomes reasonably certain. Payments received while a loan is on nonaccrual status will generally be applied to the outstanding principal balance. When a problem loan is finally resolved, there may ultimately be an actual write-down or charge-off of the principal balance of the loan that would necessitate additional charges to the allowance for credit losses. The nonperforming loans classification is made up of all loans 90 days or most past due and loans on nonaccrual status.

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

The following table details the composition of our deposit portfolio as of September 30, 2024, and December 31, 2023.

	September 30, 2024		December 31, 2023
		Percent of		Percent of
	Amount	Total	Amount	Total
Demand deposits, non-interest bearing	$638,122	21.0%	$628,415	23.0%
Demand deposits, interest bearing	714,146	23.5%	693,421	25.4%
Money market accounts	877,491	28.9%	761,164	27.9%
Savings deposits	112,766	3.7%	112,563	4.1%
Time certificates of $250 thousand or more	383,352	12.6%	272,008	10.0%
Other time certificates	312,945	10.3%	263,084	9.6%
Totals	$3,038,822	100.0%	$2,730,655	100.0%

Total deposits were $3.04 billion at September 30, 2024, an increase of $308.2 million from December 31, 2023 with the increase resulting mainly in the balances of interest bearing demand deposits, money market accounts, and time deposit accounts. Some of our demand deposit accounts are seasonal and have expected balance fluctuations. The seasonality of these demand deposits is related to property tax collections and to agricultural production.

The following table presents the Bank’s time certificates of deposits by various maturities as of September 30, 2024 (amounts in thousands).

	All Time Deposits	Time Deposits $250 or more	Time Deposits less than $250
Three months or less	$218,492	$89,242	$129,250
Greater than three months through six months	268,082	178,947	89,135
Greater than six months through one year	169,411	96,702	72,709
Greater than one year through three years	35,425	17,007	18,418
Greater than three years	4,887	1,454	3,433
Total	$696,297	$383,352	$312,945

Other Funding Sources

We supplement our deposit funding with wholesale funding when needed for balance sheet planning and management or when the terms are attractive and will not disrupt our offering rates in our markets. A source we have used for wholesale funding is the Federal Home Loan Bank of Atlanta (FHLB). The line of credit with the FHLB is secured by pledges of various loans in our loan portfolio. At September 30, 2024, the FHLB line of credit available was $253.9 million and at December 31, 2023 it was $210.3 million. As of September 30, 2024 and December 31, 2023, we had $150 million and $230 million Federal Home Loan Bank advances outstanding, respectively. We also have lines of credit for federal funds borrowings with other banks that totaled $100.0 million and $88.5 million at September 30, 2024 and December 31, 2023, respectively. Furthermore, we have pledged certain loans to the Federal Reserve Bank (FRB) to secure a line of credit. At September 30, 2024, the FRB line of credit available was $409.4 million and at December 31, 2023, the FRB line of credit available was $157.6 million. Another source that we have used for wholesale funding is the Federal Reserve Bank discount window. At both September 30, 2024 and December 31, 2023, we had no borrowings outstanding with the Federal Reserve Bank discount window.

On August 9, 2021, the Company entered into a line of credit agreement with ServisFirst Bank for $10 million. The line of credit agreement was amended on March 17, 2023 to increase the line to $20 million. The line of credit is to be used for general capital needs and investments. The line, when drawn, will require quarterly payments of interest only. The line of credit was amended on March 15, 2024 and extended the maturity date 24 months to March 15, 2026. Additionally, the amendment dated March 15, 2024 increased the interest rate float at Wall Street Journal Prime with a floor of 4.50% up from 3.25%. The line of credit is secured by 51% of the Bank's stock.

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

On December 15, 2023, the Bank entered into an irrevocable standby letter of credit agreement with the FHLB for $75 million issued in favor of the Alabama State Treasurer, SAFE Program. The letter of credit agreement was amended on June 24, 2024 to increase the amount to $200 million. The letter of credit agreement was amended on September 13, 2024 to decrease the amount to $175 million. The Bank is charged 0.09% on the amount of the irrevocable standby letter of credit. The letter of credit shall remain in effect until terminated by either the Bank or the Institution upon written notice to the other party.

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

Cash and cash equivalents at September 30, 2024 and December 31, 2023, were $147.1 million and $72.6 million, respectively. Based on recorded cash and cash equivalents, management believes River Financial Corporation’s liquidity resources were sufficient at September 30, 2024 to fund loans and meet other cash needs as necessary.

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

Financial instruments whose contract amount represents credit risk at September 30, 2024 and December 31, 2023 were as follows (amounts in thousands):

	September 30, 2024	December 31, 2023
Commitments to extend credit	$449,635	$477,476
Stand-by and performance letters of credit	9,136	8,025
Total	$458,771	$485,501

Contractual Obligations

While our liquidity monitoring and management considers both present and future demands for and sources of liquidity, the following table of contractual commitments focuses only on future obligations as of September 30, 2024 (amounts in thousands).

		Due after 1	Due after 3
	Due in 1	through	through	Due after
	year or less	3 years	5 years	5 years	Total
Deposits without a stated maturity	$2,342,525	$-	$-	$-	$2,342,525
Certificates of deposit of less than $250	291,094	18,418	3,403	30	312,945
Certificates of deposit of $250 or more	364,891	17,007	1,454	-	383,352
Securities sold under agreements to repurchase	13,935	-	-	-	13,935
Federal Home Loan Bank advances	-	50,000	40,000	60,000	150,000
Subordinated debt, net of loan costs	-	-	-	39,545	39,545
Operating leases	703	952	637	1,590	3,882
Total contractual obligations	$3,013,148	$86,377	$45,494	$101,165	$3,246,184

Capital Position and Dividends

At September 30, 2024 and December 31, 2023, total stockholders’ equity was $233.3 million and $198.3 million, respectively. The increase of approximately $35.0 million resulted mainly from the net change in retained earnings and accumulated other comprehensive loss for the nine months ended September 30, 2024. Retained earnings for the first nine months of 2024 increased $18.3 million while accumulated other comprehensive loss also decreased $17.0 million. The ratio of stockholders’ equity to total assets was 6.67% and 6.13% at September 30, 2024 and December 31, 2023, respectively.

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

Quantitative measures, established by regulation to ensure capital adequacy, require River Financial Corporation and River Bank to maintain minimum amounts and ratios (set forth in the table below) of total risk based capital, Common Equity Tier 1 capital, and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined in the regulations), and of Tier 1 capital (as defined in the regulations) to average assets (as defined in the regulations).

Management believes, as of September 30, 2024, that the Company and Bank meet all capital adequacy requirements to which they are subject. The following table presents the Company's and Bank’s capital amounts and ratios as of September 30, 2024 with the required minimum levels for capital adequacy purposes including the capital conservation buffer under Basel III and minimum levels to be well capitalized (as defined) under the regulatory prompt corrective action regulations.

As of September 30, 2024:
					To Be Well Capitalized
			Required For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Regulations (1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
River Financial Corporation:
Total Capital (To Risk-Weighted Assets)	$327,994	13.263%	$259,665	>= 10.500%	N/A	N/A
Common Equity Tier 1 Capital (To Risk-Weighted Assets)	257,081	10.396%	173,102	>= 7.000%	N/A	N/A
Tier 1 Capital (To Risk-Weighted Assets)	257,081	10.396%	210,195	>= 8.500%	N/A	N/A
Tier 1 Capital (To Average Assets)	257,081	7.451%	138,016	>= 4.000%	N/A	N/A

River Bank:
Total Capital (To Risk-Weighted Assets)	$325,466	13.161%	$259,655	>= 10.500%	$247,290	>= 10.00%
Common Equity Tier 1 Capital (To Risk-Weighted Assets)	294,553	11.911%	173,104	>= 7.000%	160,739	>= 6.50%
Tier 1 Capital (To Risk-Weighted Assets)	294,553	11.911%	210,197	>= 8.500%	197,833	>= 8.00%
Tier 1 Capital (To Average Assets)	294,553	8.537%	138,016	>= 4.000%	172,520	>= 5.00%
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

River Financial Corporation’s principal source of funds for dividend payments and debt service is dividends received from River Bank. There are statutory limitations on the payment of dividends by River Bank to River Financial Corporation. As of September 30, 2024, the maximum amount the Bank could dividend to River Financial Corporation without prior regulatory authority approval was approximately $61.9 million. In addition to dividend restrictions, federal statutes prohibit unsecured loans from banks to bank holding companies.

During the nine months ending September 30, 2024 there were 9,000 incentive stock options issued with a weighted average exercise price of $32.33 per share. During the same period, there were 9,293 incentive stock options exercised at a weighted average exercise price of $23.35 per share. During the same period, there were 1,200 incentive stock options forfeited at a weighted average exercise price of $31.99. A total of 336,244 incentive stock options were outstanding as of September 30, 2024 with a weighted average exercise price of $25.50 per share and a weighted average remaining life of 4.47 years.

During the nine months ending September 30, 2024 there were no restricted stock grants issued. During the same time period, there were 14,450 stock grants that vested with a weighted average exercise price of $31.83. During the same time period, there were 1,050 stock grants forfeited with a weighted average exercise price of $31.20. A total of 50,233 restricted stock grants remained nonvested as of September 30, 2024 with a weighted average exercise price of $32.02 per share and a weighted average remaining life of 2.26 years.

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

The following table illustrates our interest rate sensitivity at September 30, 2024, assuming the relevant assets and liabilities are collected and paid, respectively, based upon historical experience rather than their stated maturities (amounts in thousands).

	0-1 Mos	1-3 Mos	3-12 Mos	1-2 Yrs	2-3 Yrs	>3 Yrs	Total
Interest earning assets
Loans	$469,914	$104,924	$405,991	$360,523	$271,683	$810,648	$2,423,683
Securities	22,105	13,320	45,988	123,205	96,705	454,518	755,841
Certificates of deposit in banks	-	-	-	1,250	2,500	468	4,218
Cash balances in banks	91,942	-	-	-	-	-	91,942
Federal funds sold	14,000	-	-	-	-	-	14,000
Total interest earning assets	$597,961	$118,244	$451,979	$484,978	$370,888	$1,265,634	$3,289,684

Interest bearing liabilities
Interest bearing transaction accounts	$85,978	$14,866	$66,894	$89,191	$89,191	$368,026	$714,146
Savings and money market accounts	178,901	16,428	73,923	98,564	98,564	523,877	990,257
Time deposits	82,258	134,790	438,080	31,778	4,503	4,888	696,297
Securities sold under agreements to repurchase	13,935	-	-	-	-	-	13,935
Federal Home Loan Bank advances	-	-	-	25,000	25,000	100,000	150,000
Subordinated debentures, net of loan costs	-	-	-	-	-	39,545	39,545
Total interest bearing liabilities	$361,072	$166,084	$578,897	$244,533	$217,258	$1,036,336	$2,604,180

Interest sensitive gap
Period gap	$236,889	$(47,840)	$(126,918)	$240,445	$153,630	$229,298	$685,504
Cumulative gap	$236,889	$189,049	$62,131	$302,576	$456,206	$685,504
Cumulative gap - Rate Sensitive Assets/ Rate Sensitive Liabilities	7.2%	5.7%	1.9%	9.2%	13.9%	20.8%

The Bank generally benefits from increasing market interest rates when it has an asset-sensitive gap (a positive number) and generally benefits from decreasing market interest rates when it is liability sensitive (a negative number). As shown in the table above, the Bank is asset sensitive on a cumulative basis throughout the one to two year time frame. The interest sensitivity analysis presents only a static view of the timing and repricing opportunities, without taking into consideration that changes in interest rates do not affect all assets and liabilities equally. For example, rates paid on a substantial portion of core deposits may change contractually within a relatively short time frame, but those are viewed by management as significantly less interest sensitive than market-based rates such as those paid on non-core deposits. For this and other reasons, management relies more upon the simulations analysis (as noted above) in managing interest rate risk. Net interest income may be impacted by other significant factors in a given interest rate environment, including changes in volume and mix of interest earning assets and interest bearing liabilities.

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

	Impact on net interest income
	As of	As of
	September 30, 2024	December 31, 2023
Change in prevailing rates:
+ 400 basis points	(14.37)%	(13.84)%
+ 300 basis points	(9.43)%	(10.27)%
+ 200 basis points	(4.48)%	(6.87)%
+ 100 basis points	0.32%	(3.35)%
+ 0 basis points	-	-
- 100 basis points	(2.13)%	3.02%
- 200 basis points	(2.37)%	5.59%
- 300 basis points	(2.54)%	8.11%
- 400 basis points	(1.19)%	12.40%

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This item is not applicable to smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company has carried out an evaluation under the supervision and with participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even the effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2024, the Company’s disclosure controls and procedures are effective in ensuring that material information relating to the Company required to be disclosed in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods and is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the nine months ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time the Company is a party to legal proceedings. At the present time the Company is not part of any proceeding which the Company deems to be material except as described in the Company's Annual Report on Form 10-K for the year ended December 31, 2023 at Item 1., "Supervision and Regulation - USA Patriot Act."

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 that could materially affect the Company’s business, financial condition or future results. The risks described in the Company’s Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results in the future.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In July 2024, the company sold 35,098 shares of its common stock for a cash total of approximately $1.1 million to its employee stock ownership plan. The Company relied upon exemptions from registration under SEC Rule 701 and Rule 147A.

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

RIVER FINANCIAL CORPORATION

Date: November 12, 2024	By:	/s/ James M. Stubbs
James M. Stubbs
Chief Executive Officer (principal executive officer)

Date: November 12, 2024	By:	/s/ Jason B. Davis
Jason B. Davis
Chief Financial Officer