Form 10-K
period 2024-12-31
River Financial Corp
filed 2025-03-11
CIK 1641601

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2024

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

State the aggregate market value of the voting common equity held by non-affiliates of the registrant as of June 30, 2024: There is no public market for registrant’s common stock. As of June 30, 2024, the aggregate market value of the voting common stock held by non-affiliates of the registrant, based on a stock price of $31.63 per share of Common Stock, was $176.5 million. The share price is based on a six month average of known private trades.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding at March 3, 2025
Common stock, par value $1.00 per share	7,763,383 shares

Auditor Firm Id:	669	Auditor Name:	Mauldin & Jenkins, LLC	Auditor Location:	Birmingham, Alabama, USA

RIVER FINANCIAL CORPORATION

FORM 10-K

i

GENERAL

Unless the context otherwise indicates or requires, in this Annual Report on Form 10-K references to “River,” “RFC,” the “Company,” “we,” “us” and “our” refer to River Financial Corporation, an Alabama corporation, as well as our wholly-owned subsidiary bank, River Bank and Trust, an Alabama Banking Corporation, which we may sometimes refer to as “RB&T” and the “Bank”.

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

As of December 31, 2024, we had total assets of $3.58 billion, total loans of $2.49 billion, total deposits of $3.07 billion, and total stockholders’ equity of $227.1 million.

We operate our banking business, including the loan production office in Florence, across six regions in Alabama. Those regions are designated as “River” (including Montgomery, with six offices), “East Alabama” (including Auburn, Opelika and Gadsden with five offices), “Coastal” (including Mobile and Baldwin County with four offices), “Wiregrass” (including Dothan in the Southeast corner of the state with three offices), “North Alabama” (including Decatur, Huntsville, and Florence with three offices), and "Birmingham (including Birmingham with one office and Clanton in the central part of the state with two offices). See “Properties” below.

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

Deposits

Our principal sources of funds are core deposits, including demand deposits, interest-bearing transaction accounts, money market accounts, savings deposits, and certificates of deposit. As of December 31, 2024, our deposit composition was as follows:

Retail Time Deposits 10%
Demand Deposits 21%
Jumbo Time Deposits 13%
NOW 25%
Money Market & Savings 31%

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

Lending

We offer a range of lending services, including real estate, consumer, and commercial loans, to individuals, small businesses, and other organizations located in or conducting a substantial portion of their business in our market areas. Our total loans, net of unearned income, at December 31, 2024, were approximately $2.49 billion, or approximately 69.4% of total assets. The interest rates charged on loans vary with the degree of risk, maturity, and amount of the loan and are further subject to competitive pressures, money market rates, availability of funds, and government regulations.

As of December 31, 2024, our loan portfolio composition was classified as follows: (percent of gross loans)

Real Estate Loans. Loans secured by real estate are the primary component of our loan portfolio, constituting approximately $1.9 billion, or 76.5%, of total loans, net of unearned income, at December 31, 2024. We originate consumer and commercial loans for the purpose of acquiring real estate that are secured by such real estate. We also often take real estate as an additional source of collateral to secure commercial and industrial (C&I) loans. Such loans are classified as real estate loans rather than commercial and industrial loans if the real estate collateral is considered significant as a secondary source of repayment for the loan. Loans are typically made on a recourse basis supported by financial statements and a review of the repayment ability of the borrower(s) and/or guarantor(s). Origination fees are charged for many loans secured by real estate.

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

Home Equity Lines of Credit: We originate home equity lines of credit secured by residential property. The loans are typically made on a variable rate basis with maturities up to 10 years. At December 31, 2024, home equity lines of credit constituted $124.1 million, or 5.1% of our loan portfolio.

Commercial and Industrial Loans. We make loans for commercial purposes in various lines of business. These loans are typically made on terms up to 7 years at fixed or variable rates and are secured by various types of collateral, including accounts receivable, inventory, or, in the case of equipment loans, the financed equipment. We attempt to reduce our credit risk on commercial loans by underwriting the loan based on the borrower’s cash flow and its ability to service the debt from earnings, and by limiting the loan-to-value ratio. Historically, we have typically loaned up to 80% on loans secured by accounts receivable, up to 50% on loans secured by inventory (which are typically also secured by accounts receivable), and up to 100% on loans secured by equipment. We also make some unsecured commercial loans. Commercial and industrial loans constituted $402.0 million, or 16.2% of our loan portfolio, at December 31, 2024. Interest rates are negotiable based upon the borrower’s financial condition, credit history, management stability and collateral.

Consumer Loans. Consumer lending includes installment lending to individuals in our market areas and generally consists of loans to purchase automobiles and other consumer durable goods. Consumer loans constituted $60.5 million, or 2.5% of our loan portfolio, at December 31, 2024. Consumer loans are underwritten based on the borrower’s income, current debt level, past credit history and collateral. Consumer rates are both variable and fixed, with terms negotiable. Terms generally range from one to five years depending on the nature and condition of the collateral. Periodic amortization, generally monthly, is typically required.

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

Competition

The financial services industry is highly competitive. We compete for loans, deposits, and financial services in all of our principal markets. We compete directly with other bank and nonbank institutions located within our markets, internet-based banks, out-of-market banks, and bank holding companies that advertise in or otherwise serve our markets, along with credit unions, money market and mutual funds, brokerage houses, mortgage companies, and insurance companies or other commercial entities that offer financial services products. Competition involves efforts to retain current customers, obtain new loans and deposits, increase the scope and type of services offered, and offer competitive interest rates paid on deposits and charged on loans. Many of our competitors enjoy competitive advantages, including greater financial resources, a wider geographic presence, more accessible branch office locations, the ability to offer additional services, more favorable pricing alternatives, and lower origination and operating costs. Some of our competitors have been in business for a long time and have an established customer base and name recognition. We believe that our competitive pricing, personalized service, and community involvement enable us to effectively compete in the communities in which we operate.

Employees

As of December 31, 2024, we had approximately 334 full-time and 20 part-time employees. None of these employees are party to a collective bargaining agreement.

The Company emphasizes a “deposit first” philosophy to provide not only a direct and practical service to its customers but also to provide a stable and adequate funding source for its loans. We seek employees who are familiar with our operations in our 24 offices across six regions in Alabama, including operations in 9 of the top 10 MSAs in Alabama. We seek to provide a “one customer at a time” approach to growth and emphasizes the need for employees, especially our relationship managers and office managers, to have a thorough knowledge of local markets and customers to enhance our conservative lending function.

SUPERVISION AND REGULATION

General

We are extensively regulated under both federal and state law. These laws restrict permissible activities and investments and require compliance with various consumer protection provisions applicable to lending, deposit, brokerage, and fiduciary activities. They also impose capital adequacy requirements and conditions on a bank holding company’s ability to repurchase stock or to receive dividends from its subsidiary bank. We are subject to comprehensive examination and supervision by the Federal Reserve and Alabama State Banking Department, and River Bank and Trust is subject to comprehensive examination and supervision by the Federal Deposit Insurance Corporation (FDIC) and the Alabama State Banking Department. These regulatory agencies generally have broad discretion to impose restrictions and limitations on our operations. This supervisory framework could materially impact the conduct and profitability of our activities.

To the extent that the following information describes statutory and regulatory provisions, it is qualified in its entirety by reference to the text of the particular provisions. Proposals to change the laws and regulations governing the banking industry are frequently raised at both the state and federal levels. The likelihood and timing of any changes in these laws and regulations, and the impact such changes may have on us, are difficult to ascertain. A change in applicable laws and regulations, or in the manner such laws or regulations are interpreted by regulatory agencies or courts, may have a material effect on our business, operations, and earnings.

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

As of December 31, 2024, the Company and the Bank qualify for the CBLR framework. Management does not intend to utilize the CBLR framework.

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

On February 21, 2024, the board of directors of River Bank approved a Stipulation to the Issuance of Consent Order with the FDIC and the ASBD. The purpose of the Consent Order was for the Bank to enhance its oversight of the Bank’s Anti-Money Laundering and Countering the Financing of Terrorism (AML/CFT) program under the Bank Secrecy Act. Although River Bank was not required to admit or deny any violations of law, the FDIC and the ASBD concluded that, among other things, the Bank had to (1) revise its written AML/CFT compliance program, (2) conduct risk assessment and review deficiencies in the program and update its risk management procedures, (3) revise its system of internal controls to enhance compliance with the foregoing, (4) undertake additional training programs for employees who assist the Bank in these areas, (5) retain the assistance of a qualified consultant to develop a written analysis and assessment of the Bank’s staffing resources and needs, (6) designate a qualified AML/CFT officer with authority to implement and coordinate the Bank’s day-to-day compliance with AML/CFT regulations, (7) adopt a training program for the Board of Directors, management and staff to enhance compliance with AML/CFT rules and regulations, (8) conduct an independent look-back review of certain accounts and transactions to determine whether suspicious activity was property identified and reported, and (9) submit written progress reports quarterly to the FDIC and ASBD on compliance with the Consent Order.

The Consent Order became finalized when it was signed by the FDIC and the ASBD March 12, 2024.

The Bank has undertaken significant steps over the past year to comply with the requirements from the FDIC and ASBD.

As required by the Consent Order, the Bank also has improved its training for all employees and directors and such training takes place annually. New hires will receive training within 30 days of hire. The Bank, under the direction of its Board of Directors, updated its written Bank Secrecy Act Policy and its Bank Secrecy Act Procedure Manual in anticipation of the Consent Order.

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

The Bank has undertaken significant steps to improve its compliance with the Bank Secrecy Act, AML/CFT program and risk compliance, and the Bank has not been subject to any loss due to operations in that area.

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

Concentrated Commercial Real Estate Lending Regulations

The federal bank regulatory agencies have promulgated guidance governing financial institutions with concentrations in commercial real estate lending. The guidance provides that a bank has a concentration in commercial real estate lending if (i) total reported loans for construction, land development, and other land represent 100% or more of total capital or (ii) total reported loans secured by multifamily and nonfarm nonresidential properties and loans for construction, land development, and other land represent 300% or more of total capital and the bank’s commercial real estate loan portfolio has increased 50% or more during the prior 36 months. Owner occupied loans are excluded from this second category. If a concentration is present, management must employ heightened risk management practices that address, among other things, board and management oversight and strategic planning, portfolio management, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing, and maintenance of increased capital levels as needed to support the level of commercial real estate lending. At December 31, 2024, the Bank did not have a concentration in commercial real estate as defined by the regulatory guidance.

The Volcker Rule

On December 10, 2013, five U.S. financial regulators, including the Federal Reserve and FDIC, adopted a final rule implementing the “Volcker Rule.” The Volcker Rule was created by Section 619 of the Dodd-Frank Act and prohibits “banking entities” from engaging in “proprietary trading.” Banking entities also are prohibited from sponsoring or investing in private equity or hedge funds, or extending credit to or engaging in other covered transactions with affiliated private equity or hedge funds. The fundamental prohibitions of the Volcker Rule generally apply to banking entities of any size, including the Company, the Bank, and any other “affiliate” under the Bank Holding Company Act. The Economic Growth Act amends Section 619 to exempt from the Volcker Rule any insured depository institution that has $10.0 billion or less in total consolidated assets and whose total trading assets and trading liabilities are 5.0% or less of total consolidated assets.

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

Our commercial banking operations are concentrated in Alabama. As of December 31, 2024, most of our total loans were to borrowers located in Alabama, primarily central and south Alabama. As a result, our financial condition and results of operations and cash flows are affected by changes in the economic conditions of the state or the regions of which it is a part. Our success depends to a significant extent upon the business activity, population, income levels, deposits, and real estate activity in this market. Although our customers’ business and financial interests may extend outside these areas, adverse economic conditions that affect those areas could reduce our growth rate, affect the ability of our customers to repay their loans, affect the value of collateral underlying loans, impact our ability to attract deposits, and generally affect our financial conditions and results of operations. Because of our geographic concentration, we may be less able than other regional or national financial institutions to diversify our credit risks across multiple markets.

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

Our profitability depends substantially upon our net interest income. Net interest income is the difference between the interest earned on assets (such as loans and securities held in our investment portfolio) and the interest paid for liabilities (such as interest paid on savings and money market accounts and time deposits and borrowings).

Income associated with interest-earning assets and costs associated with interest-bearing liabilities may not be affected uniformly by fluctuations in interest rates. The magnitude and duration of changes in interest rates are events over which we have no control, and such changes may have an adverse effect on our net interest income. Prepayment and early withdrawal levels, which are also impacted by changes in interest rates, can significantly affect our assets and liabilities. For example, an increase in interest rates could, among other things, reduce the demand for loans and decrease loan repayment rates. Such an increase could also adversely affect the ability of our floating-rate borrowers to meet their higher payment obligations, which could in turn lead to an increase in non-performing assets and net charge-offs. Conversely, a decrease in the general level of interest rates could affect us by, among other things, leading to greater competition for deposits and incentivizing borrowers to prepay or refinance at lower interest rates their loans more quickly or frequently than they otherwise would. The primary tool that management uses to measure interest rate risk is a simulation model that evaluates the impact of varying levels of prevailing interest rates and the impact on net interest income and the economic value of equity. As of December 31, 2024, this simulation analysis indicated that if prevailing interest rates immediately decreased by 300 basis points, we would expect net interest income to decrease by approximately $5.5 million, or 5.0% over the next 12 months, and a decrease in the economic value of equity of $6.6 million, or 1.6%. We believe that this is unlikely based on current interest rate levels. Conversely, if prevailing interest rates immediately increased by 300 basis points, we would expect net interest income to decrease by approximately 10.2 million, or 9.2%, over the next 12 months, and a decrease in the economic value of equity of $97.9 million, or 22.9%. However, fluctuations in interest rates affect different classes of income-earning assets differently, and there can be no assurance as to the actual effect on our results of operations should such an increase or decrease occur.

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

Beginning March 2020, we were in a low interest rate environment. In March 2020, the target federal funds rate decreased 150 bps to a range of 0.00% to 0.25% and remained at that rate until March 2022, when the Federal Reserve began increasing the target federal funds rate. The Federal Reserve increased the target federal funds rate by 25 bps in March 2022; 50 bps in May 2022; 75 bps in each of June, July, September, and November 2022; and 50 bps in December 2022, resulting in a range of 4.25% to 4.50% as of December 31, 2022. The Federal Reserve then increased the target federal fund rate by 25 bps in each of February, March, May, and July 2023, resulting in a range of 5.25% to 5.50% as of December 31, 2023. The Federal Reserve then decreased the target federal fund rate by 50 bps in September 2024, and 25 bps in each of November and December 2024, resulting in a range of 4.25% to 4.50% as of December 31, 2024. The Federal Reserve has been noncommittal on potential rate decisions for 2025.

Our yield on loans may decrease as a result of decreasing interest rates. Additionally, our deposits may face competitive pressures. Additionally, increasing rates to combat inflation may negatively impact the economies generally, which can impact loan activity.

A significant portion of our loan portfolio is secured by real estate, and events that negatively impact the real estate market could negatively impact our business.

A significant portion of our loan portfolio is secured by either residential or commercial real estate. As of December 31, 2024, we had approximately $903.2 million in residential real estate loans and $712.8 million in commercial real estate loans outstanding, representing approximately 36.8% and 29.1%, respectively, of our total loans outstanding on that date.

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

The concentration risk associated with having a small number of extremely large loan relationships is that, if one or more of those relationships were to become delinquent or suffer default, we could be at serious risk of material losses. The allowance for credit losses may not be adequate to cover losses associated with any of these relationships, and any loss or increase in the allowance would negatively affect our earnings and capital. Even if the loans are collateralized, the large increase in classified assets could harm our reputation with our regulators and inhibit our ability to execute our business plan.

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

Financial institutions are the subject of significant legislative and regulatory changes and may be the subject of further significant legislation or regulation in the future, none of which is within our control. New proposals for legislation continue to be introduced in the U.S. Congress that could further substantially increase regulation of the bank and non-bank financial services industries, impose restrictions on the operations and general ability of firms within the industry to conduct business consistent with historical practices, including in the areas of compensation, interest rates, financial product offerings, and disclosures, and have an effect on bankruptcy proceedings with respect to consumer residential real estate mortgages, among other things. Federal and state regulatory agencies also frequently adopt changes to their regulations or change the manner in which existing regulations are applied. For example, recently the CFPB issued a Request For Information seeking public input on fees imposed by banks on consumer financial products and services (such as NSF fees, overdraft fees and overdraft practices) and has indicated that changes may be forthcoming in this area. Changes to statutes, regulations, or regulatory policies, including changes in their interpretation or implementation by regulators, could affect us in substantial and unpredictable ways. Such changes could, among other things, subject us to additional costs and lower revenues, limit the types of financial services and products that we may offer, ease restrictions on non-banks and thereby enhance their ability to offer competing financial services and products, increase compliance costs, and require a significant amount of management’s time and attention. Failure to comply with statutes, regulations, or policies could result in sanctions by regulatory agencies, civil monetary penalties, or reputational damage, each of which could have a material adverse effect on our business, financial condition, and results of operations.

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

We may need to raise additional capital in the future, including as a result of potential increased minimum capital thresholds established by regulators, but that capital may not be available when it is needed and may be dilutive to stockholders.

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

We maintain an allowance for estimated credit losses that we believe is adequate to absorb any probable losses in our loan portfolio. Management determines the amount of the allowance based upon an analysis of general market conditions, credit quality of our loan portfolio and performance of our customers relative to their financial obligations with us. We periodically evaluate the loan portfolio for risk grading, which can result in changes in our allowance. The amount of future losses is affected by changes in economic, operating, and other conditions, including changes in interest rates, which may be beyond our control, and such losses may exceed the allowance for estimated loan losses. Although we believe that our allowance for estimated credit losses is adequate to absorb any probable losses on existing loans that may become uncollectible, there can be no assurance that the allowance will prove sufficient to cover actual loan losses in the future. If actual losses exceed the estimate, the excess losses could adversely affect our net income and capital. Such excess could also lead to larger allowances for credit losses in future periods, which could in turn adversely affect new income and capital in those periods. If economic conditions differ substantially from the assumptions used in the estimate, or if the performance of our loan portfolio deteriorates, future losses may occur, and increases in the allowance may be necessary, either of which would have a negative effect on our financial condition and results of operations.

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

The primary sources of funds for the Bank are customer deposits and loan repayments. Loan repayments are subject to the credit risks described above. In addition, deposit levels may be affected by a number of factors, including interest rates paid by competitors, general interest rate levels, returns available to customers on alternative investments, and general economic conditions. Therefore, RB&T may be required to rely from time to time on secondary sources of liquidity to meet withdrawal demands or otherwise fund operations or support growth. RB&T has lines of credit in place with the Federal Home Loan Bank of Atlanta, Federal Reserve Bank, and correspondent banks that we believe are adequate to meet the Banks’ liquidity needs. However, there can be no assurance that these arrangements will be sufficient to meet future liquidity needs, particularly if loan demand grows faster than anticipated.

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

There has been an increasing trend of credit unions acquiring banks. Credit unions are tax-exempt entities, which provides an advantage to the credit unions,when pricing loans and deposits. The acquisition of banks by credit unions lead to more rapid growth by, and increased competition from, credit unions. Further, credit unions could provide enhanced competition as we evaluate and pursue acquisition targets.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 1C. Cybersecurity.

Risk Management and Strategy

Our policies for Cybersecurity and the Safeguarding of Data, Computing Systems and Confidential Client Information policies establish the administrative, technical, physical safeguards and risk mitigations which are implemented to protect the security and confidentiality of all customer information as set forth by the federal regulatory authorities’ interagency guidelines mandated by Section 501 of the Gramm-Leach-Bliley Act of 1999 and Part 364, Appendix B of the FDIC Rules and Regulations. Our objective is to emphasize compliance with all information and cybersecurity requirements, including those detailed in the National Institute of Standards and Technology (“NIST”) Cybersecurity Framework, regulatory guidance, FFIEC guidance and regulatory agency guidelines which provide established standards for cybersecurity and the safeguarding customer information and Bank assets.

Security Operation and Governance

Our Board Chartered, IT Committee oversees implementation, monitoring, and assessment of cybersecurity risks as it relates to the comprehensive Information Systems Security Program (ISSP). In fulfilling its duties, the Committee ensures the development of appropriate policies. The Committee reviews and discusses policies, procedures, and projects with management and after taking into consideration any matters that the Committee may deem advisable, the Committee annually recommends such policies to the Board of Directors for review and ultimately approval.

The Board of Directors receives cybersecurity status updates, training and is encouraged to engage with questions. Frequency of these cybersecurity updates are driven by the events in the world, cyber threats, and alerts received by the Bank’s ISO, Management, or Technology Administrator.

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

Security Competencies

The Information Security Program oversees a program of security competencies and tools designed to protect the confidentiality, integrity, and availability of our data. This level of competency is attained through regulatory examination, scheduled audits, internal risk assessments, security scanning of assets, and annual testing. We participate in annual programs including the FFIEC Cybersecurity Assessment Program which measures and defines our inherent risks and the maturity of our preparedness. This process is overseen by our IT Committee and presented to the Board of Directors.

Third-Party Risk Management

Any new organization or party that we show interest in establishing a relationship with the Bank will/may require the potential to share or access confidential client information must go through a series of guidelines for qualification prior to releasing information or implementing services. These procedures are in place in order to demonstrate our commitment to safeguarding confidential information while documenting due diligence. New third parties are assessed through our pre-engagement process. The next level of engagement involves a Risk Dependency Assessment, to determine the vendor’s Tier Level and a full due-diligence review of policies and independent audits of Critical Vendors as defined in policy.

Security Awareness and Education

The Bank provides annual, mandatory, onsite training for personnel regarding security awareness to equip personnel with the understanding of how to properly use and protect the computing resources entrusted to them, and to communicate the Bank’s information security policies, standards, processes, and practices. Staff IT training process is monitored, tracked and reported to the IT Committee and Board of Directors. We have also employed a program of staff phishing tests with staff response evaluated and reported to the IT Committee and the Board of Directors.

Incident Response Program (IRP)

The Bank’s ability to respond to security incidents in a planned and coordinated fashion is important to the success of its information systems security program. The IRP has been developed to provide protections for both the Bank and the Bank’s customers and to mitigate the negative effects of cybersecurity events or security breaches on the Bank itself. Program also identifies the Bank’s Information Security Incident Response Team (ISIRT) Policy and program procedures which are tested annually.

A 24/7 monitored intrusion prevention system, internal intrusion detection system, and firewalls to assist in the identification of unauthorized system access is in place. Network and application security reports are reviewed by Bank personnel and used to help in the detection process.

Our ISO and Management Committees are continually informed about the latest developments in cybersecurity, including potential threats and innovative risk management techniques. This ongoing knowledge acquisition is crucial for the effective prevention, detection, mitigation, and remediation of cybersecurity incidents. To assist our Information Security Team in such knowledge acquisition, we subscribe to certain services that provide us alerts on security incidents and threats. Our ISO oversees the implementation of and the processes for the regular monitoring of our information systems. This includes the deployment of advanced security measures and regular system audits to identify potential vulnerabilities. As previously noted, in the event of a cybersecurity incident, the Information Security Incident Response Plan is enacted. This plan includes immediate actions to mitigate the impact of and remediate the incident.

Item 2. Properties.

Our headquarters and the main office of RB&T is located at 2611 Legends Drive, Prattville, Alabama 36066. Including the main office, RB&T operates eighteen branches with drive-through and/or ATM service.

The following table summarizes pertinent details of the Company’s main and banking offices as of December 31, 2024:

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

PART II

Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for Our Common Stock

There is currently no established public trading market for shares of our common stock. However, our common stock is occasionally traded over-the-counter under the symbol RVRF. We do not make a market in our securities, nor do we attempt to negotiate prices for trades of such securities. When made, sales are normally undertaken in privately negotiated transactions, sometimes at prices of which we are unaware. As of March 3, 2025, there were approximately 1,301 registered holders of our common stock.

The last known privately negotiated trade of our common stock of which management is aware occurred on February 25, 2025 at a price of $32.50 per share. During the last year we are aware of privately negotiated trades of stock with prices ranging from $28.25 to $34.00 per share. The trades at the lower end of the range involved smaller numbers of shares that were traded over-the-counter on the pink sheets. The weighted average trade price for the year was $31.37. Over-the-counter quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily reflect actual transactions.

Recent Sales of Unregistered Securities

In 2024 and 2023, the Company sold 35,098 and 19,989 shares of its common stock for a cash total of approximately $1.13 million and $680 thousand, respectively, to its employee stock ownership plan. The Company relied upon exemptions from registration under SEC Rule 701 and Rule 147A.

On September 14, 2023, the Company issued 968,904 shares of its common stock in a capital raise under SEC Rule 506(b). The shares were sold at $34 per share and $32.9 million was raised. The shares were sold directly by the Company and were sold primarily to accredited investors who were already shareholders of the Company or customers or persons with which the Company had relationships.

Purchases of Equity Securities by the Registrant and Affiliated Purchasers

We made repurchases of our common stock in 2024 for a total of 77,374 shares at an aggregate cash total of approximately $2.56 million. Prices per share ranged between $31.00 and $37.00. Shares repurchased were placed in treasury.

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

Our ability to pay dividends is dependent on the ability of our Bank to pay dividends to us. RB&T’s ability to pay dividends on its common stock to us without regulatory approval is limited by banking laws to its retained net income available to holders of its common stock to date for the then current fiscal year, plus retained net income from the prior two fiscal years.

Should the Bank be “significantly undercapitalized” under the applicable federal bank capital standards, or if the Bank is “undercapitalized” and has failed to submit an acceptable capital restoration plan or has materially failed to implement such a plan, the FDIC may choose to require us to receive prior approval for any capital distribution from the Federal Reserve. In addition, the Banks generally are prohibited from making a capital distribution if it would cause them to be “undercapitalized” under applicable federal bank capital standards.

The dividends paid per share on common stock for 2024 and 2023 were $0.50 cents per share and $0.48 cents per share respectively.

Item 6. Selected Financial Data.

SUMMARY CONSOLIDATED FINANCIAL DATA

	Years Ended December 31,
(Dollars in thousands, except per share information)	2024	2023
Summary of Operations:
Total interest income	$170,113	$132,261
Total interest expense	75,664	52,952
Net interest income	94,449	79,309
Provision for credit losses	5,787	5,244
Net interest income after provision for credit losses	88,662	74,065
Noninterest income	15,408	20,597
Noninterest expense	62,949	61,075
Income before income taxes	41,121	33,587
Income tax expense	9,804	6,848
Net income	31,317	26,739
Share and per common share data:
Basic net income per share	$4.09	$3.84
Diluted net income per share	$4.05	$3.79
Common equity per common share outstanding	$30.43	$26.49
Tangible common equity per common share outstanding	$26.67	$22.67
Dividends per common share	$0.50	$0.48
Actual common shares outstanding	7,628,192	7,655,860
Weighted average common shares outstanding	7,658,553	6,969,533
Diluted weighted average common shares outstanding	7,730,586	7,064,743
Balance Sheet Data:
Total assets	$3,582,206	$3,235,250
Securities	732,925	747,884
Loans, net of unearned income	2,486,822	2,240,006
Allowance for credit losses	32,088	28,991
Deposits	3,067,159	2,730,655
Securities sold under agreements to repurchase	22,664	16,731
Federal Home Loan Bank advances	205,000	230,000
Subordinated debentures, net of loan costs	39,563	39,492
Total stockholders’ equity	227,056	198,338
Average total assets	3,410,422	3,084,222
Average loans	2,348,776	2,043,466
Average interest earning assets	3,137,837	2,810,356
Average deposits	2,943,857	2,699,134
Average interest bearing deposits	2,294,527	2,041,376
Average interest bearing liabilities	2,529,605	2,254,026
Average total stockholders’ equity	214,566	157,787

SUMMARY CONSOLIDATED FINANCIAL DATA (continued)

	Years Ended December 31,
	2024	2023
Selected Financial Ratios:
(ratios are annualized where applicable)
Return on average assets	0.92%	0.87%
Return on average equity	14.60%	16.95%
Average equity to average total assets	6.29%	5.12%
Dividend payout (1)	12.24%	12.00%
Efficiency ratio (2)	57.30%	61.13%
Net interest margin (3)	3.01%	2.82%
Net interest spread (4)	2.45%	2.38%
Capital Ratios:
Tier 1 leverage ratio (5)	8.56%	8.65%
Common equity tier 1 (CET1) risk-based capital (5)	11.90%	11.57%
Tier 1 risk-based capital (5)	11.90%	11.57%
Total risk-based capital (5)	13.15%	12.79%
Asset Quality Ratios:
(ratios are annualized where applicable)
Net charge-offs to average loans	0.11%	0.03%
Allowance to period end loans	1.29%	1.29%
Allowance for credit losses to non-performing loans	376.58%	494.14%
Non-performing assets to total assets	0.24%	0.18%
Other Data:
Banking locations	24	24
Full-time equivalent employees	344	346

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

Overview of 2024 Results

•
Our net income was $31.3 million in 2024, compared with $26.7 million in 2023. The largest contributing factors leading to the increase in net income and other highlights include the following: Average interest earning assets in 2024 were $3.14 billion compared to $2.81 billion in 2023, and the higher level of interest earning assets led to an increase in net interest income from $79.3 million in 2023 to $94.4 million in 2024.
•
Average loans outstanding in 2024 were $2.35 billion, approximately 14.94% higher than $2.04 billion in average loans outstanding in 2023. The higher average balance for total loans outstanding combined with the increase in loan yield from 5.52% in 2023 to 6.29% in 2024 was the primary reason for the increase of $37.8 million in interest income. Organic growth and entry into in new markets were reasons for the increase in average loans outstanding.
•
The effective yield on our loan portfolio increased from 5.52% in 2023 to 6.29% in 2024. The increase in the yield was mainly attributable to steadily increasing interest rates in line with fed funds rate increases.
•
Average total investment securities in 2024 were $661.6 million compared to $691.4 million in 2023. Almost all cash flow generated from the investment portfolio in 2024 was used to fund loan growth.
•
Average non-interest bearing deposits saw a slight decrease from $657.8 million in 2023 to $649.3 million in 2024. With rising deposit rates, customers were more apt to move funds to interest bearing deposit accounts.
•
Our higher net interest income was partially offset by higher operating expenses, which grew to $62.9 million in 2024 from $61.1 million in 2023. The increase in noninterest expense came from organic growth with most of the increase in salaries and employee benefits.
•
Our noninterest income decreased from $20.6 million in 2023 to $15.4 million in 2024. The decrease primarily resulted from an increase in losses on the sale of investments and a decrease in Community Development Financial Institution award grants in 2024.

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

Allowance for Credit Losses

The allowance for credit losses represents management’s estimate of lifetime credit losses inherent in loans as of the balance sheet date. The allowance for credit losses is estimated by management using relevant available information, from both internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. The Bank measures expected credit losses for loans on a pooled basis when similar risk characteristics exist. Generally, collectively assessed loans are grouped by call report code and then risk grade grouping. Risk grade is grouped within each call report code by pass, watch, special mention, substandard, and doubtful. Other loan types are separated into their own cohorts due to specific risk characteristics for that pool of loans. Under different conditions or using different assumptions, the actual or estimated credit losses ultimately realized by RFC may be different than management’s estimates provided in our Consolidated Financial Statements included elsewhere in this Form 10-K. For a more complete discussion of the methodology employed to calculate the allowance for credit losses, see Note 1 to our Consolidated Financial Statements for the year ended December 31, 2024, which is included elsewhere in this document.

Comparison of Results of Operations for the years ended December 31, 2024 and 2023

The following is a narrative discussion and analysis of significant changes in our results of operations for the years ended December 31, 2024 and 2023.

Net Income

2024 vs. 2023

During the year ended December 31, 2024, our net income was $31.3 million, compared to $26.7 million for the year ended December 31, 2023, an increase of 17.12%. The primary reason for the increase in net income in 2024 compared to 2023 was an increase in net interest income from $79.3 million in 2023 to $94.4 million in 2024 for an increase of $15.1 million, or 19.09%. Our net interest margin increased from 2.82% in 2023 to 3.01% in 2024. Loans also increased as a percentage of total interest earning assets to 74.9% in 2024 compared to 72.7% in 2023.

Noninterest income decreased from $20.6 million in 2023 to $15.4 million in 2024, or 25.19%. The decrease resulted from an increase in losses on sales of investment securities and a decrease in Community Development Financial Institution award grants.

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

The following table shows, for the years 2024 and 2023, the average balance of each principal category of our assets and liabilities and the average yields on assets and average costs of liabilities. Such yields and costs are calculated by dividing income or expense by the average daily balances of the associated assets or liabilities.

AVERAGE BALANCE SHEETS & NET INTEREST INCOME

	Year Ended December 31, 2024			Year Ended December 31, 2023
	Average Balance	Interest Income/ Expense	Average Yield/Rate	Average Balance	Interest Income/ Expense	Average Yield/Rate
Interest earning assets
Loans	$2,348,776	$147,710	6.29%	$2,043,466	$112,862	5.52%
Mortgage loans held for sale	6,605	332	5.03%	6,352	316	4.97%
Investment securities:
Taxable securities	602,875	14,540	2.41%	628,257	14,303	2.28%
Tax-exempt securities	58,764	1,791	3.05%	63,147	1,967	3.11%
Interest bearing balances in other banks	99,038	5,263	5.31%	32,270	1,635	5.07%
Federal funds sold	21,779	1,166	5.35%	36,864	1,894	5.14%
Total interest earning assets	$3,137,837	$170,802	5.44%	$2,810,356	$132,977	4.73%
Interest bearing liabilities
Interest bearing transaction accounts	$697,572	$11,584	1.66%	$676,784	$8,837	1.31%
Savings and money market accounts	958,493	27,082	2.83%	862,423	18,222	2.11%
Time deposits	638,462	27,367	4.29%	502,169	16,749	3.34%
Securities sold under agreement to repurchase	16,171	546	3.38%	17,884	569	3.18%
Federal Home Loan Bank advances	179,372	7,413	4.13%	146,575	6,354	4.33%
Federal Reserve Bank discount window borrowings	-	-	0.00%	1,644	24	1.46%
Federal funds purchased	5	1	20.00%	-	8	0.00%
Note payable	-	-	0.00%	7,088	520	7.34%
Subordinated debentures, net of loan costs	39,530	1,671	4.23%	39,459	1,669	4.23%
Total interest bearing liabilities	$2,529,605	$75,664	2.99%	$2,254,026	$52,952	2.35%
Noninterest-bearing funding of earning assets	608,232	-	0.00%	556,330	-	0.00%
Total cost of funding earning assets	$3,137,837	$75,664	2.41%	$2,810,356	$52,952	1.88%
Net interest rate spread			2.45%			2.38%
Net interest income/margin (taxable equivalent)		$95,138	3.03%		$80,025	2.85%
Tax equivalent adjustment		(689)			(716)
Net interest income/margin		$94,449	3.01%		$79,309	2.82%

Comparison of net interest income for the years ended December 31, 2024 and 2023

Net interest income increased $15.1 million, or 19.09%, to $94.4 million for the year ended December 31, 2024, compared to $79.3 million for 2023. The increase was due to an increase in interest income of $37.8 million, resulting from higher levels of loan volume and loan yields. The increase in interest income was primarily due to a 14.94% increase in average loans outstanding during 2024 compared to 2023 combined with an increase in loan yields from 5.52% in 2023 to 6.29% in 2024. The resulting net interest margin increased to 3.01% for 2024 from 2.82% for 2023. During 2024, interest bearing liabilities averaged $2.53 million, compared to $2.25 million during 2023, an increase of $275.6 million, or 12.23%. The average cost of funds also increased from 2.35% in 2023 to 2.99% in 2024.

Interest-earning assets averaged $3.14 billion for 2024, compared to $2.81 billion for 2023, an increase of $327.5 million, or 11.65%. Average loans increased $305.3 million during 2024 to $2.35 billion from $2.04 billion in 2023. The mix of average earning assets also shifted from investment securities to loans. As a percentage of average total earning assets, average loans increased from 72.7% in 2023 to 74.9% in 2024. The yield on average interest-earning assets increased 71 basis points to 5.44% during 2024, compared to 4.73% for 2023. The yield on earning assets increased primarily due to the increase in interest rates from 2023 to 2024 . During 2024, loan yields increased 77 basis points to 6.29%, which was coupled with significant growth in loan average volume.

Interest-bearing liabilities averaged $2.53 billion for 2024, compared to $2.25 billion for 2023, an increase of $275.6 million. The increase in average volume occurred from organic growth. The average rate paid on interest-bearing liabilities was 2.99% for 2024, compared to 2.35% for 2023. During recent years, we have benefited from the historically low interest rates and repriced time deposits at maturity at the lower current market rates, and we have also lowered rates on other deposit accounts to lower market rates where possible. However, the increase in total interest expense from $53.0 million in 2023 to $75.7 million in 2024 was mainly attributable to the steady increase in our cost of funds as a result of market conditions where deposit rates had to be increased to keep up with market demands.

The following table reflects, for the years 2024 and 2023, the changes in our net interest income due to changes in the volume of earning assets and interest-bearing liabilities and the associated rates earned or paid on the assets and liabilities.

	Year Ended December 31, 2024 vs. Year Ended December 31, 2023
	Volume	Variance due to Yield/Rate	Total
Interest earning assets
Loans	$16,762	$18,086	$34,848
Mortgage loans held for sale	12	4	16
Investment securities:
Taxable securities	(547)	784	237
Tax-exempt securities	(141)	(35)	(176)
Interest bearing balances in other banks	3,390	238	3,628
Federal funds sold	(774)	46	(728)
Total interest earning assets	$18,702	$19,123	$37,825
Interest bearing liabilities
Interest bearing transaction accounts	$272	$2,475	$2,747
Savings and money market accounts	2,027	6,833	8,860
Time deposits	4,552	6,066	10,618
Securities sold under agreement to repurchase	(55)	32	(23)
Federal Home Loan Bank advances	1,418	(359)	1,059
Federal Reserve Bank discount window borrowings	(24)	-	(24)
Federal funds purchased	(8)	1	(7)
Line of credit	(520)	-	(520)
Subordinated debentures, net of loan costs	3	(1)	2
Total interest bearing liabilities	$7,665	$15,047	$22,712
Net interest income
Net interest income (taxable equivalent)	$11,037	$4,076	$15,113
Taxable equivalent adjustment	(17)	44	27
Net interest income	$11,020	$4,120	$15,140

Provision for Credit Losses

On January 1, 2023, we adopted ASC 326, which introduced the current expected credit losses (CECL) methodology and required us to estimate all expected credit losses over the remaining life of our loans. Accordingly, the provision for credit losses represents a charge to earnings necessary to establish an allowance for credit losses that, in management's evaluation, is adequate to provide coverage for all expected credit losses. During the year ended December 31, 2024, we recorded a provision for credit losses of $5.8 million compared to $5.2 million during the year ended December 31, 2023. The increase to the provision for credit losses resulted from the growth of our overall loan portfolio. Net loan charge-offs increased from $643 thousand in 2023 to $2.7 million in 2024. The allowance for credit losses is increased by a provision for credit losses, which is a charge to earnings, and is decreased by charge-offs and increased by loan recoveries. In determining the adequacy of our allowance for credit losses, we consider our historical loan loss experience, the general economic environment, the overall portfolio composition, and other information. As these factors change, the level of credit loss provision changes. If it is determined that a loan needs to be individually assessed, the Credit Administration department determines the proper measure of fair value for each loan based on one of three methods: (1) the present value of expected future cash flows discounted at the loan’s effective interest rate; (2) the loan’s observable market price; or (3) the fair value of the collateral if the loan is collateral dependent, less costs of sale or disposal. If the measurement of the fair value of the loan is more or less than the amortized cost basis of the loan, the Credit Administration department adjusts the specific allowance associated with that individual loan accordingly.

Noninterest Income

In addition to net interest margin, we generate other types of recurring noninterest income from our operations. Our banking operations generate revenue from service charges and fees on deposit accounts. We have a mortgage division that generates revenue from originating and selling mortgages, and we have a revenue-sharing arrangement from the sale of non-deposit investment products through a registered broker-dealer. In addition to these types of recurring noninterest income, the Bank owns insurance on several key employees and records income on the increase in the cash surrender value of these policies.

The following table sets forth the principal components of noninterest income for the periods indicated.

	For the Year Ended December 31,
	2024	2023
Service charges and fees	$8,359	$7,570
Investment brokerage revenue	789	592
Mortgage operations	4,668	3,833
Bank owned life insurance income	1,500	2,428
Net (losses) gains on sale of investment securities	(2,815)	5
Community Development Financial Institution income	280	4,153
Other noninterest income	2,627	2,016
Total noninterest income	$15,408	$20,597

Noninterest income for the years ended December 31, 2024 and 2023 was $15.4 million and $20.6 million, respectively. The primary reason for the decrease in noninterest income was from the increase in losses on sales of investment securities and a decrease in Community Development Financial Institution award grants. Service charges and fees continued to be one of our largest sources of noninterest income in 2024 with $8.4 million compared to $7.6 million in 2023. These service charges and fees were primarily generated by checking and savings accounts. Our mortgage operations produced noninterest income in 2024 of $4.7 million compared to $3.8 million in 2023. The increase in mortgage operations revenue was due to higher demand than in previous years.

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

The following table presents the primary components of noninterest expense for the periods indicated.

	For the Years Ended December 31,
	2024	2023
Salaries and employee benefits	$38,314	$36,684
Occupancy expenses	3,977	3,796
Equipment rentals, depreciation, and maintenance	2,167	2,007
Telephone and communications	496	548
Advertising and business development	997	1,408
Data processing	4,227	4,051
Foreclosed assets, net	285	64
Federal deposit insurance and other regulatory assessments	2,818	2,653
Legal and other professional services	1,401	1,009
Other operating expense	8,267	8,855
Total noninterest expense	$62,949	$61,075

Noninterest expense for the years ended December 31, 2024 and 2023 was $62.9 million and $61.1 million, respectively, an increase of $1.9 million, or 3.07%. The largest component of noninterest expense was salaries and employee benefits. Salaries and benefits increased approximately $1.6 million mainly due to annual raises and the addition of new employees.

Income Tax Provision

Income tax expense of $9.8 million and $6.8 million was recognized during the years ended December 31, 2024 and 2023, respectively. The increase in income tax expense during 2024 was mainly due to the increase in net income coupled with less federal tax credits for the year. The effective tax rate for the year 2024 was 23.8% compared to 20.4% for the year 2023. The effective tax rates are affected by items of income and expense that are not subject to federal and state taxation.

Comparison of Balance Sheets at December 31, 2024 and 2023

Overview

Our total assets increased $347.0 million, or 10.72%, from $3.24 billion at December 31, 2023, to $3.58 billion at December 31, 2024. Net loans increased by $243.7 million during 2024 and investment securities decreased $15.0 million in 2024. Cash and cash equivalents increased by $113.2 million during 2024.

Deposits at December 31, 2024 totaled $3.07 billion, an increase of $336.5 million as compared to December 31, 2023. Noninterest-bearing deposits increased $25.8 million in 2024 and interest-bearing deposits increased $310.7 million. Our deposits increased during 2024 from organic deposit growth.

Loans

Loans are our largest category of earning assets and typically provide higher yields than other types of earning assets. Associated with the higher loan yields are the inherent credit and liquidity risks that we attempt to control and counterbalance. Total loans averaged $2.35 billion during the year ended December 31, 2024, or 74.9% of average earning assets, as compared to $2.04 billion or 72.7% of average earning assets, for the year ended December 31, 2023. At December 31, 2024, total loans, net of unearned income, were $2.5 billion, compared to $2.2 billion at December 31, 2023, an increase of $246.8 million, or 11.0%.

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

The table below provides a summary of the loan portfolio composition as of the periods indicated.

COMPOSITION OF LOAN PORTFOLIO

	December 31, 2024		December 31, 2023
	Amount	% of Total	Amount	% of Total
Residential real estate:
Closed-end 1-4 family - first lien	$869,415	35.4%	$771,144	34.9%
Closed-end 1-4 family - junior lien	14,145	0.6%	11,814	0.5%
Multi-family	19,651	0.8%	26,739	1.2%
Total residential real estate	903,211	36.8%	809,697	36.6%
Commercial real estate:
Nonfarm nonresidential	637,589	26.0%	557,202	25.2%
Farmland	75,184	3.1%	58,532	2.6%
Total commercial real estate	712,773	29.1%	615,734	27.8%
Construction and land development:
Residential	101,986	4.2%	100,974	4.6%
Other	190,955	7.8%	195,724	8.9%
Total construction and land development	292,941	12.0%	296,698	13.5%
Home equity lines of credit	124,064	5.1%	95,544	4.3%
Commercial loans:
Other commercial loans	291,762	11.9%	273,639	12.4%
Agricultural	76,348	3.1%	66,510	3.0%
State, county, and municipal loans	33,847	1.2%	34,819	1.6%
Total commercial loans	401,957	16.2%	374,968	17.0%
Consumer loans	60,522	2.5%	55,587	2.5%
Total gross loans	2,495,468	101.7%	2,248,228	101.7%
Allowance for credit losses	(32,088)	-1.3%	(28,991)	-1.3%
Net discounts	(13)	0.0%	(129)	0.0%
Net deferred loan fees	(8,633)	-0.4%	(8,093)	-0.4%
Net loans	$2,454,734	100.0%	$2,211,015	100.0%

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

The principal component of our loan portfolio is real estate mortgage loans on residential and commercial properties. At December 31, 2024, this category totaled $1.7 billion and represented 71.0% of the total loan portfolio, compared to $1.5 billion, or 68.7% of the total loan portfolio at year-end 2023. Residential real estate loans increased $93.5 million in 2024, or 11.5%, and commercial real estate loans increased $97.0 million, or 15.8%. Home equity lines of credit increased $28.5 million, or 29.9%.

Real estate construction loans totaled $292.9 million at December 31, 2024, a decrease of $3.8 million, or 1.3%, over $296.7 million at December 31, 2023. This loan type accounted for 12.0% and 13.5% of our total loan portfolio at December 31, 2024 and 2023, respectively.

Commercial and industrial loans totaled $402.0 million at December 31, 2024, compared to $375.0 million at December 31, 2023, an increase of $27.0 million, or 7.2% during 2024.

The repayment of loans is a source of additional liquidity for us. The following table sets forth our variable rate and fixed rate loans maturing within specific intervals at December 31, 2024.

LOAN MATURITY AND SENSITIVITY TO CHANGES IN INTEREST RATES

		Over one	Over five
	One year	year through	years through	Over fifteen
Variable Rate Loans:	or less	five years	fifteen years	years	Total
Residential real estate:
Closed-end 1-4 family - first lien	$6,111	$6,036	$7,359	$501,735	$521,241
Closed-end 1-4 family - junior lien	1,090	391	-	250	1,731
Multi-family	-	332	-	-	332
Total residential real estate	7,201	6,759	7,359	501,985	523,304
Commercial real estate:
Nonfarm nonresidential	13,089	23,531	4,395	-	41,015
Farmland	2,482	2,445	-	247	5,174
Total commercial real estate	15,571	25,976	4,395	247	46,189
Construction and land development:
Residential	20,361	1,400	66	30,188	52,015
Other	23,148	37,189	1,533	12,626	74,496
Total construction and land development	43,509	38,589	1,599	42,814	126,511
Home equity lines of credit	9,534	4,503	90,336	-	104,373
Commercial loans:
Other commercial loans	87,923	26,641	9,128	-	123,692
Agricultural	51,722	2,672	-	-	54,394
State, county, and municipal loans	91	-	-	-	91
Total commercial loans	139,736	29,313	9,128	-	178,177
Consumer loans	3,181	606	262	-	4,049
Total gross variable rate loans	$218,732	$105,746	$113,079	$545,046	$982,603

		Over one	Over five
	One year	year through	years through	Over fifteen
Fixed Rate Loans:	or less	five years	fifteen years	years	Total
Residential real estate:
Closed-end 1-4 family - first lien	$33,756	$162,365	$57,289	$94,764	$348,174
Closed-end 1-4 family - junior lien	1,282	9,358	1,475	299	12,414
Multi-family	242	15,091	3,004	982	19,319
Total residential real estate	35,280	186,814	61,768	96,045	379,907
Commercial real estate:
Nonfarm nonresidential	47,332	300,134	243,786	5,322	596,574
Farmland	23,635	31,163	15,147	65	70,010
Total commercial real estate	70,967	331,297	258,933	5,387	666,584
Construction and land development:
Residential	45,336	4,135	500	-	49,971
Other	38,220	64,726	12,388	1,125	116,459
Total construction and land development	83,556	68,861	12,888	1,125	166,430
Home equity lines of credit	3,296	1,371	15,024	-	19,691
Commercial loans:
Other commercial loans	19,571	112,779	35,720	-	168,070
Agricultural	5,192	16,441	321	-	21,954
State, county, and municipal loans	617	11,654	21,485	-	33,756
Total commercial loans	25,380	140,874	57,526	-	223,780
Consumer loans	7,420	29,326	19,596	131	56,473
Total fixed rate gross loans	$225,899	$758,543	$425,735	$102,688	$1,512,865

		Over one	Over five
	One year	year through	years through	Over fifteen
Total Loans:	or less	five years	fifteen years	years	Total
Residential real estate:
Closed-end 1-4 family - first lien	$39,867	$168,401	$64,648	$596,499	$869,415
Closed-end 1-4 family - junior lien	2,372	9,749	1,475	549	14,145
Multi-family	242	15,423	3,004	982	19,651
Total residential real estate	42,481	193,573	69,127	598,030	903,211
Commercial real estate:
Nonfarm nonresidential	60,421	323,665	248,181	5,322	637,589
Farmland	26,117	33,608	15,147	312	75,184
Total commercial real estate	86,538	357,273	263,328	5,634	712,773
Construction and land development:
Residential	65,697	5,535	566	30,188	101,986
Other	61,368	101,915	13,921	13,751	190,955
Total construction and land development	127,065	107,450	14,487	43,939	292,941
Home equity lines of credit	12,830	5,874	105,360	-	124,064
Commercial loans:
Other commercial loans	107,494	139,420	44,848	-	291,762
Agricultural	56,914	19,113	321	-	76,348
State, county, and municipal loans	708	11,654	21,485	-	33,847
Total commercial loans	165,116	170,187	66,654	-	401,957
Consumer loans	10,601	29,932	19,858	131	60,522
Total gross loans	$444,631	$864,289	$538,814	$647,734	$2,495,468

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

The following tables summarize the amortized cost and fair value of securities available-for-sale and held-to-maturity at December 31, 2024 and 2023.

INVESTMENT SECURITIES

	December 31, 2024		December 31, 2023
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Securities available for sale:
Residential mortgage-backed	$457,157	$398,742	$413,179	$357,300
U.S. treasury securities	90,508	84,664	130,713	120,052
U.S. govt. sponsored enterprises	49,354	45,536	68,751	63,566
State, county, and municipal	77,158	66,614	73,514	64,661
Corporate debt obligations	16,714	15,308	17,758	15,512
Totals	$690,891	$610,864	$703,915	$621,091

	December 31, 2024		December 31, 2023
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Securities held-to-maturity:
Residential mortgage-backed	$59,274	$46,488	$63,953	$51,931
State, county, and municipal	62,787	50,450	62,840	51,243
Totals	$122,061	$96,938	$126,793	$103,174

The following tables show the scheduled maturity and average yields of our securities at December 31, 2024.

INVESTMENT SECURITIES MATURITY DISTRIBUTION AND YIELDS

			After one year but		After five years but
	Within one year		within five years		within ten years		After ten years		Other securities
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Securities available for sale:
Residential mortgage-backed	$-	---%	$-	---%	$-	---%	$-	---%	$398,742	2.83%
U.S. treasury securities	-	---%	84,664	1.01%	-	---%	-	---%	-	---%
U.S. govt. sponsored enterprises	-	---%	27,542	2.06%	15,246	2.61%	2,748	5.60%	-	---%
State, county, and municipal	-	---%	1,747	2.27%	7,234	2.26%	57,633	3.19%	-	---%
Corporate debt obligations	-	---%	3,758	3.39%	11,550	3.64%	-	---%	-	---%
Totals	$-	---%	$117,711	1.35%	$34,030	2.89%	$60,381	3.30%	$398,742	2.83%

			After one year but		After five years but
	Within one year		within five years		within ten years		After ten years		Other securities
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Securities held-to-maturity:
Residential mortgage-backed	$-	---%	$-	---%	$-	---%	$-	---%	$59,274	1.53%
State, county, and municipal	-	---%	-	---%	29,963	2.19%	32,824	2.42%	-	---%
Totals	$-	---%	$-	---%	$29,963	2.19%	$32,824	2.42%	$59,274	1.53%

We invest primarily in mortgage-backed securities, municipal securities, and obligations of government-sponsored entities and agencies of the United States, though we may in some situations also invest in direct obligations of the United States or obligations guaranteed as to the principal and interest by the United States. All of our mortgage-backed securities are residential securities issued by the Federal National Mortgage Association (FNMA) and the Federal Home Loan Mortgage Corporation (FHLMC). During both 2023 and 2024, we used most of our excess liquidity to fund loan growth.

Allowance for Credit Losses, Provision for Credit Losses and Asset Quality

Allowance for credit losses and provision for credit losses

The allowance for credit losses represents management’s estimate of lifetime credit losses inherent in the loan portfolio. Management determines the allowance based on an ongoing evaluation of risk as it correlates to potential losses within the portfolio. Increases to the allowance for credit losses are made by charges to the provision for credit losses. Loans deemed to be uncollectible are charged against the allowance. Recoveries of previously charged-off amounts are credited to the allowance for credit losses.

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

In determining the allowance, the loan portfolio is separated into pools of loans that share similar risk characteristics which are the Company’s loan segments. The Company then derives estimated loss assumptions from its model by loan segment. The loss assumptions are then applied to each segment of loan to estimate the ACL on the pooled loans. For any loans that do not share similar risk characteristics, the estimated credit losses are determined on an individual loan basis and such loans primarily consist of non-accrual loans. An estimated credit loss is recorded on individually evaluated loans when the fair value of a collateral-dependent loan or the present value of the loan’s expected future cash flows (discounted at the loans original effective interest rate) is less than the amortized cost of the loan.

Management believes the data it uses in determining the allowance for credit losses is sufficient to estimate potential losses in the loan portfolio; however, actual results could differ from management’s estimate.

The following table presents a summary of changes in the allowance for credit losses for the periods and dates indicated.

ALLOWANCE FOR CREDIT LOSSES

	Year Ended:
	December 31,	December 31,
Amounts in thousands, (except percentages)	2024	2023
Allowance for credit losses at beginning of period	$28,991	$24,310
Impact of adopting ASC 326	-	80
Charge-offs:
Mortgage loans on real estate:
Residential	57	-
Commercial real estate	500	-
Construction and land development	29	196
Home equity lines of credit	50	-
Total mortgage loans on real estate	636	196
Commercial	2,660	696
Consumer	136	135
Total charge-offs	3,432	1,027
Recoveries:
Mortgage loans on real estate:
Residential	2	-
Commercial real estate	143	83
Construction and land development	-	-
Home equity lines of credit	-	18
Total mortgage loans on real estate	145	101
Commercial	578	225
Consumer	19	58
Total recoveries	742	384
Net charge-offs	2,690	643
Provision for credit losses	5,787	5,244
Allowance for credit losses at end of period	$32,088	$28,991
Total loans outstanding, net of deferred loan fees and discounts	$2,486,822	$2,240,006
Average loans outstanding, net of deferred loan fees	$2,348,776	$2,043,466
Allowance for credit losses to period end loans	1.29%	1.29%
Net charge-offs to average loans (annualized)	0.11%	0.03%

Overall, asset quality indicators have continued to be strong, and, as a result, provision expense has been minimal for the Bank’s loan portfolio. During the years ended December 31, 2024 and 2023, we recorded provision expense of $5.8 million and $5.2 million, respectively.

Allocation of Our Allowance for Credit Losses

While no portion of our allowance for credit losses is in any way restricted to any individual loan or group of loans and the entire allowance is available to absorb losses from any and all loans, the following table represents management’s allocation of our allowance for credit losses to specific loan categories for the periods indicated.

ALLOCATION OF ALLOWANCE FOR CREDIT LOSSES

	As of December 31,
	2024		2023
	Amount	Percent of Allowance in each Category to Total Allowance	Amount	Percent of Allowance in each Category to Total Allowance
Residential real estate	$7,690	24.0%	$7,233	25.0%
Commercial real estate	10,629	33.1%	10,530	36.3%
Construction and land development	4,299	13.4%	4,646	16.0%
Home equity lines of credit	1,887	5.9%	1,078	3.7%
Commercial	7,072	22.0%	4,906	16.9%
Consumer	511	1.6%	598	2.1%
Total	$32,088	100.0%	$28,991	100.0%

Nonperforming Assets

The following table presents our nonperforming assets for the dates indicated.

NONPERFORMING ASSETS

	December 31,
	2024	2023
Nonaccrual loans	$8,513	$5,579
Accruing loans past due 90 days or more	8	288
Total nonperforming loans	8,521	5,867
Foreclosed assets	130	92
Total nonperforming assets	$8,651	$5,959
Allowance for credit losses to period end loans	1.29%	1.29%
Allowance for credit losses to period end nonperforming loans	376.58%	494.14%
Net charge-offs to average loans (annualized)	0.11%	0.03%
Nonperforming assets to period end loans and foreclosed property	0.35%	0.27%
Nonperforming loans to period end loans	0.34%	0.26%
Nonperforming assets to total assets	0.24%	0.18%
Period end loans	2,486,822	2,240,006
Period end total assets	3,582,206	3,235,250
Allowance for credit losses	32,088	28,991
Average loans for the period	2,348,776	2,043,466
Net charge-offs for the period	2,690	643
Period end loans plus foreclosed property	2,486,952	2,240,098

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

Total nonperforming assets increased $2.7 million to $8.7 million at December 31, 2024, from $6.0 million at December 31, 2023. Total nonperforming assets as a percentage of total assets increased 33% from 0.18% at December 31, 2023 to 0.24% at December 31, 2024. Improving asset quality has been and will continue to be a primary focus of management.

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

The following table details the composition of our deposit portfolio as of the dates indicated.

COMPOSITION OF DEPOSITS

	December 31, 2024		December 31, 2023
		Percent of		Percent of
	Amount	Total	Amount	Total
Demand deposits, noninterest-bearing	$654,229	21.3%	$628,415	23.0%
Demand deposits, interest-bearing	752,280	24.5%	693,421	25.4%
Money market accounts	856,124	27.9%	761,164	27.9%
Savings deposits	106,269	3.5%	112,563	4.1%
Time certificates of $250,000 or more	390,906	12.7%	272,008	10.0%
Other time certificates	307,351	10.1%	263,084	9.6%
Totals	$3,067,159	100.0%	$2,730,655	100.0%

Total deposits were $3.07 billion at December 31, 2024, an increase of $336.5 million, or 12.3%, from $2.73 billion at December 31, 2023. Noninterest-bearing demand deposits and interest-bearing demand deposits increased a combined total of $84.7 million, or 6.4% from December 31, 2023 to December 31, 2024. These two categories of deposits are our least expensive source of funding for interest-earning assets. The high interest rate environment has caused customers to shift from noninterest-bearing demand deposits to money market accounts and time deposits.

The following table details the maturities of our time deposits which consist entirely of certificates of deposit.

MATURITIES OF CERTIFICATES OF DEPOSIT

		CDs	CDs
		$250	Less Than
	All CDs	or more	$250
Three months or less	$303,588	$184,142	$119,446
Greater than three months through six months	183,347	86,344	97,003
Greater than six months through one year	185,520	109,358	76,162
Greater than one year through three years	20,338	9,347	10,991
Greater than three years	5,464	1,715	3,749
Total	$698,257	$390,906	$307,351

Deposit growth has benefited to a large extent from uncertainty in the financial markets, which has increased the liquidity of many banks as consumers and businesses look for safe places for liquidity.

Other Funding Sources

We supplement our deposit funding with wholesale funding when needed for balance sheet planning or when the terms are attractive and will not disrupt our offering rates in our markets. A source that we have used for wholesale funding is the Federal Home Loan Bank of Atlanta (FHLB). At December 31, 2024 and 2023, the Bank had $205 million and $230 million of borrowings outstanding with FHLB, respectively. Another source that we have used for wholesale funding is the Federal Reserve Bank discount window. There were no borrowings outstanding with the Federal Reserve Bank discount window as of December 31, 2024 and 2023.

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

Cash and cash equivalents at December 31, 2024 and 2023 were $185.7 million and $72.5 million, respectively. Based on the recorded cash and cash equivalents, our liquidity resources were sufficient at December 31, 2024 to fund loans and meet other cash needs as necessary.

Contractual Obligations

While our liquidity monitoring and management considers both present and future demands for and sources of liquidity, the following table of contractual commitments focuses only on future obligations.

		Due after 1	Due after 3
	Due in 1	through	through	Due after
	year or less	3 years	5 years	5 years	Total
Federal Home Loan Bank advances	$80,000	$25,000	$40,000	$60,000	$205,000
Certificates of deposit of less than $250,000	292,612	10,991	3,738	10	307,351
Certificates of deposit of $250,000 or more	379,844	9,347	1,715	-	390,906
Securities sold under agreements to repurchase	22,664	-	-	-	22,664
Subordinated debentures, net of loan costs	-	-	-	39,563	39,563
Operating leases	674	898	590	1,551	3,713
Total contractual obligations	$775,794	$46,236	$46,043	$101,124	$969,197

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

Our off-balance sheet arrangements are summarized in the following table for the periods indicated.

CREDIT EXTENSION COMMITMENTS

	December 31, 2024	December 31, 2023
Commitments to extend credit	$442,506	$477,476
Stand-by and performance letters of credit	10,060	8,025
Total	$452,566	$485,501

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

The following table illustrates our interest rate sensitivity at December 31, 2024, assuming that the relevant assets and liabilities are collected and paid, respectively, based upon historical experience rather than their stated maturities.

INTEREST SENSITIVITY ANALYSIS

	0-1 Mos	1-3 Mos	3-12 Mos	1-2 Yrs	2-3 Yrs	>3 Yrs	Total
Interest earning assets
Loans	$535,215	$123,692	$415,745	$354,837	$264,420	$792,913	$2,486,822
Securities	28,561	17,145	47,851	129,734	79,851	429,783	732,925
Certificates of deposit in banks	-	-	-	1,250	2,500	468	4,218
Interest bearing deposits in banks	83,487	-	-	-	-	-	83,487
Federal funds sold	67,000	-	-	-	-	-	67,000
Total interest earning assets	$714,263	$140,837	$463,596	$485,821	$346,771	$1,223,164	$3,374,452
Interest bearing liabilities
Interest bearing transaction accounts	$90,398	$15,140	$68,133	$90,843	$90,843	$396,923	$752,280
Savings and money market accounts	175,645	15,806	71,130	94,841	94,841	510,130	962,393
Time deposits	124,028	180,268	368,549	15,657	4,380	5,375	698,257
Securities sold under agreements to repurchase	22,664	-	-	-	-	-	22,664
Federal Home Loan Bank Advances	-	100,000	80,000	25,000	-	-	205,000
Subordinated debt, net of loan costs	-	-	-	-	-	39,563	39,563
Total interest bearing liabilities	$412,735	$311,214	$587,812	$226,341	$190,064	$951,991	$2,680,157
Interest sensitive gap
Period gap	$301,528	$(170,377)	$(124,216)	$259,480	$156,707	$271,173	$694,295
Cumulative gap	$301,528	$131,151	$6,935	$266,415	$423,122	$694,295
Cumulative gap - Rate Sensitive Assets/ Rate
Sensitive Liabilities	8.9%	3.9%	0.2%	7.9%	12.5%	20.6%

We generally benefit from increasing market rates of interest when we have an asset-sensitive gap (a positive number) and generally benefit from decreasing market interest rates when we are liability-sensitive (a negative number). As shown in the table above, we are asset-sensitive on a cumulative basis through three years. The interest sensitivity analysis presents only a static view of the timing and repricing opportunities, without taking into consideration that changes in interest rates do not affect all assets and liabilities equally. For example, rates paid on a substantial portion of core deposits may change contractually within a relatively short time frame, but those are viewed by management as significantly less interest-sensitive than market- based rates such as those paid on non-core deposits. For this and other reasons, management relies more upon the simulation analysis (as noted above) in managing interest rate risk. Net interest income may be impacted by other significant factors in a given interest rate environment, including changes in the volume and mix of earning assets and interest-bearing liabilities.

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

MARKET RISK

	Impact on net interest income
	As of December 31, 2024	As of December 31, 2023
Change in prevailing rates:
+ 400 basis points	(12.99)%	(13.84)%
+ 300 basis points	(9.20)%	(10.27)%
+ 200 basis points	(5.35)%	(6.87)%
+ 100 basis points	(1.62)%	(3.35)%
+ 0 basis points	—	—
- 100 basis points	(2.13)%	3.02%
- 200 basis points	(3.85)%	5.59%
- 300 basis points	(4.96)%	8.11%
- 400 basis points	(5.16)%	12.40%

Capital Resources

Total stockholders’ equity at December 31, 2024 was $227.1 million, or 6.3% of total assets. At December 31, 2023, total stockholders’ equity was $198.3 million, or 6.1% of total assets. The increase in shareholders’ equity for 2024 was mainly attributable to net income of $31.3 million.

The bank regulatory agencies have established risk-based capital requirements for banks. These guidelines are intended to provide an additional measure of a bank’s capital adequacy by assigning weighted levels of risk to asset categories. Banks are also required to systematically maintain capital against “off-balance sheet” activities such as loans sold with recourse, loan commitments, guarantees, and standby letters of credit. These guidelines are intended to strengthen the quality of capital by increasing the emphasis on common equity and restricting the amount of credit loss reserves and other forms of equity, such as preferred stock, that may be included in capital. Certain items, such as goodwill and other intangible assets, are deducted from total capital in arriving at the various regulatory capital measures such as Tier 1 capital and total risk-based capital. Our objective is to maintain the Bank’s current status as a “well-capitalized institution,” as that term is defined by the Bank’s regulators. As of December 31, 2024, RB&T was “well-capitalized” under the regulatory framework for prompt corrective action.

Changes to the regulatory guidelines for bank capital levels that became effective January 1, 2015 set the minimum ratio of total capital to risk-weighted assets (including certain off-balance sheet activities such as standby letters of credit) at 8%. The required ratio of “Tier 1 Capital” (consisting generally of stockholders’ equity and qualifying preferred stock, less certain goodwill items and other intangible assets) to risk-weighted assets is 6%. While there was previously no required ratio of “Common Equity Tier 1 Capital” (which generally consists of common stock, retained earnings, certain qualifying capital instruments issued by consolidated subsidiaries, and Accumulated Other Comprehensive Income, subject to adjustments) to total risk-weighted assets, a required minimum ratio of 4.5% became effective on January 1, 2015, as well. The remainder of total capital, or “Tier 2 Capital,” may consist of (a) the allowance for credit losses of up to 1.25% of risk-weighted assets, (b) preferred stock not qualifying as Tier 1 Capital, (c) hybrid capital instruments, (d) perpetual debt, (e) mandatory convertible securities, and (f) certain subordinated debt and intermediate-term preferred stock up to 50% of Tier 1 Capital. Total Capital is the sum of Tier 1 Capital and Tier 2 Capital (which is included only to the extent of Tier 1 Capital), less reciprocal holdings of other banking organizations’ capital instruments, investments in unconsolidated subsidiaries, and any other deductions as determined by the appropriate regulator.

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

The following tables present the Bank’s and the Company's capital amounts and ratios at December 31, 2024 and 2023 with the required minimum levels for capital adequacy purposes including the phase in of the capital conservation buffer under Basel III and minimum levels to be well capitalized (as defined) under the regulatory prompt corrective action regulations.

CAPITAL ADEQUACY ANALYSIS

As of December 31, 2024:	Actual		Required For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Regulations (1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
River Financial Corporation:
Total Capital (To Risk-Weighted Assets)	$336,746	13.197%	$267,929	>= 10.500%	N/A	N/A
Common Equity Tier 1 Capital (To Risk- weighted Assets)	265,298	10.397%	178,619	>= 7.000%	N/A	N/A
Tier 1 Capital (To Risk-Weighted Assets)	265,298	10.397%	216,895	>= 8.500%	N/A	N/A
Tier 1 Capital (To Average Assets)	265,298	7.482%	141,838	>= 4.000%	N/A	N/A

River Bank:
Total Capital (To Risk-Weighted Assets)	$335,441	13.152%	$267,802	>= 10.500%	$255,049	>= 10.000%
Common Equity Tier 1 Capital (To Risk- weighted Assets)	303,556	11.902%	178,540	>= 7.000%	165,787	>= 6.500%
Tier 1 Capital (To Risk-Weighted Assets)	303,556	11.902%	216,798	>= 8.500%	204,046	>= 8.000%
Tier 1 Capital (To Average Assets)	303,556	8.561%	141,839	>= 4.000%	177,298	>= 5.000%
(1) the prompt corrective action provisions are applicable at the Bank level only.

As of December 31, 2023:	Actual		Required For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
River Financial Corporation:
Total Capital (To Risk-Weighted Assets)	$306,917	12.948%	$248,890	>= 10.500%	N/A	N/A
Common Equity Tier 1 Capital (To Risk- weighted Assets)	237,927	10.037%	165,935	>= 7.000%	N/A	N/A
Tier 1 Capital (To Risk-Weighted Assets)	237,927	10.037%	201,492	>= 8.500%	N/A	N/A
Tier 1 Capital (To Average Assets)	237,927	7.505%	126,810	>= 4.000%	N/A	N/A

River Bank:
Total Capital (To Risk-Weighted Assets)	$303,279	12.794%	$248,892	>= 10.500%	$237,040	>= 10.00%
Common Equity Tier 1 Capital (To Risk- weighted Assets)	274,289	11.571%	165,928	>= 7.000%	154,076	>= 6.50%
Tier 1 Capital (To Risk-Weighted Assets)	274,289	11.571%	201,484	>= 8.500%	189,632	>= 8.00%
Tier 1 Capital (To Average Assets)	274,289	8.652%	126,807	>= 4.000%	158,508	>= 5.00%

The Bank’s and Company's Total Capital ratio and Tier 1 Capital (To Risk-weighted Assets) ratio increased from year-end 2023 to year-end 2024, and the ratios remain well above the levels for the Bank and Company to be deemed well-capitalized.

Banking regulations limit the amount of dividends that a bank may pay without approval of the regulatory authorities. These restrictions are based on the bank’s level of regulatory classified assets, prior years’ net earnings and ratio of equity capital to assets. As of December 31, 2024, the maximum amount of dividend the Bank could declare payable to the Company was approximately $64.3 million.

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

To the Board of Directors and Stockholders

River Financial Corporation and Subsidiary

Prattville, Alabama

Opinion on Internal Control over Financial Reporting

We have audited River Financial Corporation and Subsidiary’s (the “Company”) internal control over financial reporting, as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the criteria established in Internal Control – Integrated Framework issued by COSO in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of financial condition, and the related statements of income, comprehensive income, stockholders’ equity, and cash flows of the Company, and our report dated March 11, 2025 expressed an unmodified opinion.

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

March 11, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

River Financial Corporation and Subsidiary

Prattville, Alabama

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial condition of River Financial Corporation and Subsidiary (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the two-year period then ended, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 11, 2025, expressed an unqualified opinion.

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

Allowance for Credit Losses

Description of the Matter

The allowance for credit losses (the “ACL”) is an accounting estimate of expected credit losses over the contractual term of loans carried at amortized cost as described in Notes 1 and 4 of the consolidated financial statements. The Company's loan portfolio, which is measured at amortized cost, is required to be presented at the net amount expected to be collected. Estimates of expected credit losses for loans are based on information from both internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts.

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
•
We evaluated the design and tested the operating effectiveness of controls relevant to that process, including controls over the reliability of data from the loan systems, the completeness and accuracy of quantitative data, and the allowance methodology and assumptions.
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

Birmingham, Alabama

March 11, 2025

RIVER FINANCIAL CORPORATION

Consolidated Statements of Financial Condition

(in thousands except share data)

Assets	December 31, 2024	December 31, 2023
Cash and due from banks	$35,257	$32,572
Interest-bearing deposits in banks	83,487	7,975
Federal funds sold	67,000	32,000
Cash and cash equivalents	185,744	72,547
Certificates of deposit in banks	4,218	4,218
Securities held-to-maturity, at amortized cost (fair value of $96,938 and $103,174, respectively)	122,061	126,793
Securities available-for-sale (amortized cost of $690,891 and $703,915, respectively)	610,864	621,091
Loans held for sale	6,812	4,595
Loans, net of unearned income	2,486,822	2,240,006
Less allowance for credit losses	(32,088)	(28,991)
Net loans	2,454,734	2,211,015
Premises and equipment, net	45,658	45,216
Accrued interest receivable	15,965	14,091
Bank owned life insurance	49,791	47,001
Foreclosed assets	130	92
Deferred income taxes	30,802	29,901
Core deposit intangible	932	1,445
Goodwill	27,817	27,817
Restricted equity securities, at cost	12,651	13,433
Other assets	14,027	15,995
Total assets	$3,582,206	$3,235,250
Liabilities and Stockholders' Equity
Noninterest-bearing deposits	$654,229	$628,415
Interest bearing deposits	2,412,930	2,102,240
Total deposits	3,067,159	2,730,655
Securities sold under agreements to repurchase	22,664	16,731
Federal Home Loan Bank advances	205,000	230,000
Subordinated debentures, net of loan costs	39,563	39,492
Accrued interest payable and other liabilities	15,665	15,551
Total liabilities	3,350,051	3,032,429
Common stock related to 401(k) Employee Stock Ownership Plan	5,099	4,483
Stockholders' Equity
Preferred stock ($0.01 par value; 1,000,000 shares authorized; no shares issued or outstanding)	-	-
Common stock ($1 par value; 15,000,000 shares authorized; 7,680,061and 7,670,318 shares issued; 7,628,192 and 7,655,860 shares outstanding, respectively)	7,680	7,670
Additional paid-in capital	137,243	137,017
Retained earnings	151,817	124,333
Accumulated other comprehensive loss	(61,658)	(64,003)
Unvested restricted stock	(1,226)	(1,700)
Treasury stock at cost (51,869 and 14,458 shares, respectively)	(1,701)	(496)
Common stock related to 401(k) Employee Stock Ownership Plan	(5,099)	(4,483)
Total stockholders' equity	227,056	198,338
Total equity	232,155	202,821
Total liabilities and stockholders' equity	$3,582,206	$3,235,250

The accompanying notes are an integral part of these consolidated financial statements.

RIVER FINANCIAL CORPORATION

Consolidated Statements of Income

(in thousands except per share data)

	For the Years Ended
	December 31,
	2024	2023
Interest income:
Loans, including fees	$147,728	$112,874
Taxable securities	14,540	14,303
Tax-exempt securities	1,416	1,555
Federal funds sold	1,166	1,894
Other interest income	5,263	1,635
Total interest income	170,113	132,261
Interest expense:
Deposits	66,033	43,808
Securities sold under agreements to repurchase	546	569
Federal Home Loan Bank advances	7,413	6,354
Federal Reserve Bank discount window borrowings	-	24
Federal funds purchased	1	8
Note payable	-	520
Subordinated debentures	1,671	1,669
Total interest expense	75,664	52,952
Net interest income	94,449	79,309
Provision for credit losses	5,787	5,244
Net interest income after provision for loan losses	88,662	74,065
Noninterest income:
Service charges and fees	8,359	7,570
Investment brokerage revenue	789	592
Mortgage operations	4,668	3,833
Bank owned life insurance income	1,500	2,428
Net (losses) gains on sales of investment securities	(2,815)	5
Community Development Financial Institution income	280	4,153
Other noninterest income	2,627	2,016
Total noninterest income	15,408	20,597
Noninterest expense:
Salaries and employee benefits	38,314	36,684
Occupancy expenses	3,977	3,796
Equipment rentals, depreciation, and maintenance	2,167	2,007
Telephone and communications	496	548
Advertising and business development	997	1,408
Data processing	4,227	4,051
Foreclosed assets, net	285	64
Federal deposit insurance and other regulatory assessments	2,818	2,653
Legal and other professional services	1,401	1,009
Other operating expense	8,267	8,855
Total noninterest expense	62,949	61,075
Income before income taxes	41,121	33,587
Provision for income taxes	9,804	6,848
Net income	$31,317	$26,739
Basic net earnings per common share	$4.09	$3.84
Diluted net earnings per common share	$4.05	$3.79
The accompanying notes are an integral part of these consolidated financial statements.

RIVER FINANCIAL CORPORATION

Consolidated Statements of Comprehensive Income

(in thousands)

	For the Years Ended
	December 31,
	2024	2023
Net income	$31,317	$26,739
Other comprehensive income, net of tax:
Investment securities available-for-sale:
Net unrealized (losses) gains	(21)	9,736
Income tax effect	6	(2,444)
Reclassification adjustments for net losses (gains) realized in net income	2,815	(5)
Income tax effect	(707)	1
Reclassification adjustment for accretion of unrealized holding losses included in accumulated other comprehensive loss from the transfer of securities from available-for-sale to held-to-maturity	337	365
Income tax effect	(85)	(92)
Other comprehensive income	2,345	7,561
Comprehensive income	$33,662	$34,300

The accompanying notes are an integral part of these consolidated financial statements.

RIVER FINANCIAL CORPORATION

Consolidated Statements of Changes in Stockholders' Equity

(in thousands except share and per share data)

	Common Stock	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Unvested Restricted Stock	Treasury Stock	Common Stock Related to ESOP	Total Stockholders' Equity
Balance at December 31, 2022	$6,666	$104,294	$100,826	$(71,564)	$(1,730)	$(306)	$(4,160)	$134,026
Adoption of ASC topic 326	-	-	(24)	-	-	-	-	(24)
Net income	-	-	26,739	-	-	-	-	26,739
Other comprehensive income	-	-	-	7,561	-	-	-	7,561
Exercise of stock options and warrants (24,229 shares)	23	331	-	-	-	-	-	354
Issuance of common stock (968,904 shares)	969	31,961	-	-	-	-	-	32,930
Purchase of treasury shares (29,997 shares)	-	-	-	-	-	(1,080)	-	(1,080)
Sale of treasury shares (24,738 shares)	-	(51)	-	-	-	890	-	839
Restricted stock grants, net of forfeiture (11,600 shares)	12	380	-	-	(392)	-	-	-
Dividends declared ($0.48 per share)	-	-	(3,208)	-	-	-	-	(3,208)
Stock compensation expense	-	102	-	-	422	-	-	524
Change for ESOP related shares	-	-	-	-	-	-	(323)	(323)
Balance at December 31, 2023	7,670	137,017	124,333	(64,003)	(1,700)	(496)	(4,483)	198,338
Net income	-	-	31,317	-	-	-	-	31,317
Other comprehensive income	-	-	-	2,345	-	-	-	2,345
Exercise of stock options and warrants (13,406 shares)	11	228	-	-	-	-	-	239
Purchase of treasury shares (77,374 shares)	-	-	-	-	-	(2,558)	-	(2,558)
Sale of treasury shares (39,963 shares)	-	(56)	-	-	-	1,353	-	1,297
Restricted stock grants forfeited (1,050 shares)	(1)	(32)	-	-	33	-	-	-
Dividends declared ($0.50 per share)	-	-	(3,833)	-	-	-	-	(3,833)
Stock compensation expense	-	86	-	-	441	-	-	527
Change for ESOP related shares	-	-	-	-	-	-	(616)	(616)
Balance at December 31, 2024	$7,680	$137,243	$151,817	$(61,658)	$(1,226)	$(1,701)	$(5,099)	$227,056

The accompanying notes are an integral part of these consolidated financial statements.

RIVER FINANCIAL CORPORATION

Consolidated Statements of Cash Flows

(in thousands)

	For the Years Ended December 31,
	2024	2023
Cash Flows From Operating Activities:
Net Income	$31,317	$26,739
Adjustments to reconcile net income to net cash from operating activities:
Provision for credit losses	5,787	5,244
Provision for losses on foreclosed assets	83	120
Amortization of securities	2,459	2,854
Accretion of securities	(548)	(473)
Accretion of acquired loans	(13)	(129)
Realized net loss (gain) on securities available-for-sale	2,815	(5)
Accretion of deferred loan fees	(4,345)	(1,939)
Amortization of core deposit intangible	512	671
Amortization of debt issuance costs	71	73
Stock compensation expense	527	524
Bank owned life insurance income	(1,500)	(2,428)
Depreciation and amortization of premises and equipment	3,234	2,882
Loss (gain) on sales of foreclosed assets	36	(92)
Deferred income tax benefit	(1,688)	(1,896)
(Increase) decrease in operating assets and (decrease) increase in operating liabilities:
Loans held-for-sale	(2,217)	(1,182)
Accrued interest receivable	(1,874)	(4,008)
Other assets	1,961	(4,712)
Accrued interest payable and other liabilities	114	2,154
Net cash from operating activities	36,731	24,397
Cash Flows Used For Investing Activities:
Maturities of certificates of deposit	-	2,464
Purchases of certificates of deposit	-	(2,500)
Activity in securities available-for-sale:
Sales of securities available-for-sale	112,743	15,252
Maturities, payments, calls of securities available-for-sale	43,407	41,760
Purchases of securities available-for-sale	(147,654)	(4,660)
Activity in securities held-to-maturity:
Maturities, payments, calls of securities held-to-maturity	4,868	4,936
Loan principal originations, net	(246,215)	(435,933)
Proceeds from sales of foreclosed assets	907	964
Purchases of premises and equipment	(3,677)	(7,884)
Sale (purchases) of restricted equity securities, net	783	(7,748)
Proceeds from bank owned life insurance	-	1,832
Purchase of bank owned life insurance	(1,278)	-
Net cash used for investing activities	(236,116)	(391,517)
Cash Flows From Financing Activities:
Net increase in deposits	336,504	216,456
Net increase in securities sold under agreements to repurchase	5,933	8,550
Proceeds from Federal Home Loan Bank advances	105,000	365,000
Repayment of Federal Home Loan Bank advances	(130,000)	(230,000)
Proceeds from Federal Reserve Bank discount window borrowings	-	26,500
Repayment of Federal Reserve Bank discount window borrowings	-	(51,500)
Proceeds from issuance of line of credit	-	12,000
Repayment of line of credit	-	(12,000)
Proceeds from issuance of common stock	-	32,930
Proceeds from exercise of stock options	239	354
Purchase of treasury shares	(2,558)	(1,080)
Sale of treasury shares	1,297	839
Cash dividends	(3,833)	(3,208)
Net cash from financing activities	312,582	364,841
Net Change In Cash And Cash Equivalents	113,197	(2,279)
Cash and Cash Equivalents At Beginning Of Period	72,547	74,826
Cash and Cash Equivalents At End Of Period	$185,744	$72,547

Supplemental Disclosures Of Cash Flows Information:
Cash Payments For:
Interest paid to depositors	$65,686	$43,066
Interest paid on borrowings	$8,016	$7,585
Income taxes	$8,470	$8,180
Non-cash investing and financing activities:
Transfer of loans to foreclosed assets	$1,064	$475

The accompanying notes are an integral part of these consolidated financial statements

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

Subsequent Events

The Company has evaluated subsequent events for recognition and disclosure through March 11, 2025, which is the date the financial statements were available to be issued.

Cash and Cash Equivalents

Cash and cash equivalents include cash, amounts due from banks, interest-bearing deposits with the Federal Reserve Bank of Atlanta (FRB), Federal Home Loan Bank (FHLB), correspondent banks, and federal funds sold. Generally, federal funds are sold for one-day periods. Net cash flows are reported for customer loan and deposit transactions, interest bearing deposits in other financial institutions, and federal funds purchased and repurchase agreements.

Interest-Bearing Deposits in Banks

Interest-bearing deposits in banks mature within one year and are carried at cost.

Investment Securities

The Company classifies its securities in one of three categories: trading, available-for-sale, or held-to-maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held-to-maturity securities are those securities that the Company has the ability and intent to hold until maturity. All securities not included in trading or held-to-maturity are classified as available-for-sale.

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

Accrued interest receivable is not included in securities balances and is presented in accrued interest receivable on the consolidated statements of financial condition. Interest receivable on securities was approximately $2.6 million and $2.7 million as of December 31, 2024 and 2023, respectively, and was excluded from the estimate of credit losses.

Premiums and discounts are amortized or accreted over the life of the related securities as adjustments to the yield. Realized gains and losses are included in earnings and are derived using the specific identification method for determining the cost of securities sold.

A debt security is placed on nonaccrual status at the time any principal or interest payments become greater than 90 days delinquent. Interest accrued but not received for a security placed on non-accrual is reversed against interest income.

Restricted Equity Securities

Other investments include FRB stock, FHLB stock and other investments that do not have a readily determinable market value. These investments are carried at cost, which approximates fair value and are periodically evaluated for impairment based on ultimate recovery of par value. Both cash and stock dividends are reported as income.

Mortgage Loans Held for Sale

Mortgage loans held for sale are carried at the lower of aggregate cost or estimated market value. Gains and losses on loans held for sale are included in the determination of income for the period in which the sales occur. At December 31, 2024 and 2023, the cost of loans held for sale approximates the market value.

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

Interest income on mortgage and commercial loans is discontinued and placed on nonaccrual status at the time the loan is 90 days delinquent unless the loan is well-secured and in process of collection. The past due or delinquency status of a loan is determined based on contractual payment terms of the loan. Accrual of interest is discontinued on a loan when management believes, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of interest is doubtful. All interest accrued but not received for loans placed on non-accrual is reversed against interest income. Interest received on such loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Under the cost-recovery method, interest income is not recognized until the loan balance is reduced to zero. Under the cash-basis method, interest income is recorded when the payment is received in cash. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured. Generally, payments on nonaccrual loans are applied to principal. When a borrower has demonstrated the capacity to service the debt for a reasonable period of time, management may elect to resume the accrual of interest on the loan. The allowance for credit losses on loans is a valuation account that is deducted from the loans’ amortized cost basis to present the net amount expected to be collected on the loans. Loans are charged off against the allowance when management believes the uncollectibility of a loan balance is confirmed. Expected recoveries do not exceed the aggregate of amounts previously charged-off and expected to be charged-off.

In the event that collection of principal becomes uncertain, the Company has policies in place to reverse accrued interest in a timely manner. Therefore, the Company has made a policy election to exclude accrued interest from the measurement of the allowance for credit losses. Accrued interest on loans of $13.2 million and $11.3 million at December 31, 2024 and 2023, respectively, was included in accrued interest receivable and was excluded from the estimate of credit losses.

Management is instructed to review classified loans and loans past due over 60 days on a monthly basis to see if a loss is probable. Loans past due 120 days or more are to be automatically charged off unless the loan is fully secured or in the process of being repossessed or foreclosed. All reposessed chattel is to be charged off if not sold within 90 days of taking title or getting the chattel repaired, if necessary, whichever comes later. In all cases, loans are placed on nonaccrual or charged off at an earlier date if collection of principal or interest is considered doubtful.

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

The allowance for credit losses on unfunded commitments is a liability account representing expected credit losses over the contractual period for which the Company is exposed to credit risk resulting from a contractual obligation to extend credit. The allowance for credit losses on unfunded commitments is reported as a component of other liabilities. The allowance for credit losses on unfunded commitments is adjusted through a provision for credit losses. No allowance is recognized if the Company has the unconditional right to cancel the obligation. Therefore no allowance for credit losses has been recorded.

The Company adopted the Financial Accounting Standards Board's (FASB) Accounting Standards Update (ASU) 2022-02, Financial Instruments - Credit Losses (Topic 326) Troubled Debt Restructurings and Vintage Disclosures effective January 1, 2023. The amendments in ASU 2022-02 eliminated the recognition and measure of TDRs and enhanced disclosures for loan modifications to borrowers experiencing financial difficulty. Occasionally, the Company modifies loans for borrowers experiencing financial difficulties by providing payment concessions, interest-only payments for an extended period of time, maturity extensions or interest rate reductions. Other concessions may arise from court proceedings or may be imposed by law. In some cases, the Company provides multiple types of concessions. Upon the Company’s determination that a modified loan (or portion of a loan) has subsequently been deemed uncollectible, the loan (or a portion of the loan) is written off. Therefore, the amortized cost basis of the loan is reduced by the uncollectible amount and the allowance for credit losses is adjusted by the same amount. The Company considers a loan to have defaulted when it becomes 90 or more days delinquent under the modified terms, has been transferred to nonaccrual status subsequent to the modification or has been transferred to other real estate owned.

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

Upon adoption of ASC 326, the Company elected to maintain pools of loans that were previously accounted for under ASC 310-30 and will continue to account for these pools as a unit of account. Loans are only removed from the existing pools if they are written off, paid off, or sold. Upon adoption of ASC 326, the allowance for credit losses was determined for each pool and added to the pool’s carrying amount to establish a new amortized cost basis. The difference between the unpaid principal balance of the pool and the new amortized cost basis is the noncredit premium or discount which will be amortized into interest income over the remaining life of the pool. Changes to the allowance for credit losses after adoption are recorded through provision for credit losses.

Concentrations of Credit Risk

The Company originates primarily commercial, commercial real estate, residential real estate, and consumer loans to customers in its primary market areas in Alabama listed above. The ability of the majority of the Company’s customers to honor their contractual loan obligations is dependent on the economy in these areas. Approximately 82% percent of the Company’s loan portfolio is secured by real estate, of which the majority is secured by real estate in the Company’s market areas. The Company, according to regulatory restrictions, may not generally extend credit to any single borrower or group of related borrowers on a secured basis in excess of 20% of capital, as defined, or $67 million, or on an unsecured basis in excess of 10% of capital, as defined, or $34 million. However, the Company has established internal policies that may further limit the extension of credit to any single borrower or group of related borrowers depending on their credit worthiness.

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

Leases

Leases are classified as operating or finance leases at the lease commencement date. The Company leases certain locations and equipment. The Company records leases on the balance sheet in the form of a lease liability for the present value of future minimum payments under the lease terms and a right-of-use asset equal to the lease liability adjusted for items such as deferred or prepaid rent, lease incentives, and any impairment of the right-of-use asset. The discount rate used in determining the lease liability is based upon incremental borrowing rates the Company could obtain for similar loans as of the date of commencement or renewal. The Company does not record short term leases with an initial lease term of one year or less on the consolidated balance sheets.

At lease inception, the Company determines the lease term by considering the noncancelable lease term and all optional renewal periods that the Company is reasonably certain to renew. The lease term is also used to calculate straight-line lease expense. Leasehold improvements, except for those relating to leases between entities under common control, are amortized over the shorter of the useful life and the estimated lease term. Leasehold improvements relating to leases between entities under common control are amortized over the useful life of the improvements to the common control group. The Company’s leases do not contain residual value guarantees or material variable lease payments that will impact the Company's ability to pay dividends or cause the Company to incur additional expenses.

Operating lease expense consists of a single lease cost allocated over the remaining lease term on a straight-line basis, variable lease expense, and any impairment of the right-of-use asset. Lease expense is included in occupancy and equipment expense on the Company's consolidated statements of income. The Company's variable lease expense includes rent escalators that are based on market conditions and include items such as common area maintenance, utilities, parking, property taxes, insurance and other costs associated with the lease. The amortization of the right-of-use asset arising from finance leases is expensed through occupancy and equipment expense and the interest on the related lease liability is expensed through interest expense on borrowings on the Company's consolidated statements of income.

The Company has elected to treat property leases that include both lease and non-lease components as a single component and account for it as a lease.

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

Accumulated Other Comprehensive Loss

At December 31, 2024 and 2023, accumulated other comprehensive loss consisted of net unrealized losses on investment securities available-for-sale.

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

The majority of the Company’s revenue-generating transactions are not subject to ASC 606, including revenue generated from financial instruments, such as our loans, letters of credit, and investment securities, and revenue related to the sale of residential mortgages in the secondary market, as these activities are subject to other GAAP discussed elsewhere within our disclosures. The Company recognizes revenue from these activities as it is earned based on contractual terms, as transactions occur, or as services are provided and collectability is reasonably assured. Descriptions of the major revenue-generating activities that are within the scope of ASC 606, which are presented in the accompanying statements of income as components of noninterest income are as follows:

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

Other noninterest income primarily includes items such as Community Development Financial Institution award grant income as well as credit card fees, neither of which are subject to the requirements of ASC 606.

The Company has made no significant judgments in applying the revenue guidance prescribed in ASC 606 that affects the determination of the amount and timing of revenue from the above-described contracts with clients.

Net Earnings per Common Share

Basic earnings per common share are computed by dividing net income by the weighted-average number of shares of common stock outstanding during the year. Diluted earnings per common share are computed by dividing net income by the effect of the issuance of potential common shares that are dilutive and by the sum of the weighted-average number of shares of common stock outstanding. Anti-dilutive potential common shares are excluded from the diluted earnings per share computation. At December 31, 2024 and 2023, there were no antidilutive potential common shares.

The reconciliation of the components of basic and diluted earnings per share is as follows (amounts in thousands, except per share amounts):

	For the Year Ended December 31,
	2024	2023
Net income available to common shareholders	$31,317	$26,739
Weighted average common shares outstanding	7,658,553	6,969,533
Dilutive effect of stock options and restricted stock	72,033	95,210
Diluted common shares	7,730,586	7,064,743
Basic earnings per common share	$4.09	$3.84
Diluted earnings per common share	$4.05	$3.79

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

Business Segment

For the year ended December 31, 2024, the Company adopted ASU 2023-07, Improvements to Reportable Segment Disclosures, which enhanced the disclosure of reportable segments and other items on an interim and annual basis.

The Company's one reportable segment provides integrated financial services including commercial and consumer banking, wealth management, and mortgage and insurance services to customers. Segment revenues are driven primarily by interest and fees on loans, interest on cash and cash equivalents and on investment securities, and fees on depository products and services.

The Company manages business activities, allocates resources and evaluates financial performance on an organization-wide basis. The chief operating decision maker ("CODM") is the CEO. The financial results of the segment are presented using the same policies described in "Note 1 - Significant Accounting Policies."

The CODM evaluates the performance of the segment and allocates resources based on net income that is also reported on the Consolidated Statements of Income as consolidated net income and segment assets that are reported on the Consolidated Balance Sheets as total consolidated assets. Net income is used to monitor budget versus actual results. The CODM also uses net income in competitive analysis by benchmarking to the Company's competitors. The competitive analysis along with the monitoring of budgeted versus actual results are used in assessing performance of the segment and in establishing management's compensation. The significant segment expenses that are regularly provided to the CODM are interest expense, provision for credit losses, salaries and wages, employee benefits, outsourced data processing costs, and occupancy, which are all reflected in the Consolidated Statements of Income. Certain noncash expenses, such as depreciation and amortization expense, are disclosed in the Consolidated Statement of Cash Flows

Recently Adopted Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. ASU 2023-07 expands disclosure requirements for significant segment expenses under Topic 280. The amendments require public entities to disclose significant expense categories for each reportable segment, other segment items, the title and position of the chief operating decision-maker, and interim disclosures of certain segment-related information previously required only on an annual basis. The amendments clarify that entities reporting single segments must disclose both the new and existing segment disclosures under Topic 280, and a public entity is permitted to disclose multiple measures of segment profit or loss if certain criteria are met. The amendments in this update are effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 31, 2024. ASU 2023-07 must be applied on a retrospective basis. Early adoption is permitted. This standard has not had a material impact on the Company’s consolidated results of operations or financial position.

Recently Issued Accounting Pronouncements

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

(3) Investment Securities

The following tables summarize the amortized cost and fair value of securities available-for-sale and securities held-to-maturity and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive loss. Investment securities available-for-sale and held-to-maturity at December 31, 2024 and 2023 are as follows (amounts in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2024:
Securities available-for-sale:
Residential mortgage-backed	$457,157	$-	$(58,415)	$398,742
U.S. treasuries	90,508	-	(5,844)	84,664
U.S. govt. sponsored enterprises	49,354	-	(3,818)	45,536
State, county, and municipal	77,158	-	(10,544)	66,614
Corporate debt obligations	16,714	3	(1,409)	15,308
Totals	$690,891	$3	$(80,030)	$610,864

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2024:
Securities held-to-maturity:
Residential mortgage-backed	$59,274	$-	$(12,786)	$46,488
State, county, and municipal	62,787	-	(12,337)	50,450
Totals	$122,061	$-	$(25,123)	$96,938

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2023:
Securities available-for-sale:
Residential mortgage-backed	$413,179	$102	$(55,981)	$357,300
U.S. treasuries	130,713	-	(10,661)	120,052
U.S. govt. sponsored enterprises	68,751	-	(5,185)	63,566
State, county, and municipal	73,514	4	(8,857)	64,661
Corporate debt obligations	17,758	5	(2,251)	15,512
Totals	$703,915	$111	$(82,935)	$621,091

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2023:
Securities held-to-maturity:
Residential mortgage-backed	$63,953	$-	$(12,022)	$51,931
State, county, and municipal	62,840	-	(11,597)	51,243
Totals	$126,793	$-	$(23,619)	$103,174

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

The following tables summarize securities with unrealized and unrecognized losses at December 31, 2024 and 2023, aggregated by major security type and length of time in a continuous unrealized or unrecognized loss position (amounts in thousands):

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2024:
Securities available-for-sale:
Residential mortgage-backed	$87,690	$2,319	$307,788	$56,096	$395,478	$58,415
U.S. treasuries	-	-	84,664	5,844	84,664	5,844
U.S. govt. sponsored enterprises	-	-	45,536	3,818	45,536	3,818
State, county & municipal	9,075	296	57,539	10,248	66,614	10,544
Corporate debt obligations	455	7	12,886	1,402	13,341	1,409
Totals	$97,220	$2,622	$508,413	$77,408	$605,633	$80,030
December 31, 2023:
Securities available-for-sale:
Residential mortgage-backed	$2,028	$2	$352,807	$55,979	$354,835	$55,981
U.S. treasuries	-	-	120,053	10,661	120,053	10,661
U.S. govt. sponsored enterprises	1,689	7	61,877	5,178	63,566	5,185
State, county & municipal	-	-	63,657	8,857	63,657	8,857
Corporate debt obligations	926	29	13,131	2,222	14,057	2,251
Totals	$4,643	$38	$611,525	$82,897	$616,168	$82,935

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2024:
Securities held-to-maturity:
Residential mortgage-backed	$-	$-	$46,488	$12,786	$46,488	$12,786
State, county & municipal	-	-	45,105	12,337	45,105	12,337
Totals	$-	$-	$91,593	$25,123	$91,593	$25,123
December 31, 2023:
Securities held-to-maturity:
Residential mortgage-backed	$-	$-	$51,931	$12,022	$51,931	$12,022
State, county & municipal	-	-	45,898	11,597	45,898	11,597
Totals	$-	$-	$97,829	$23,619	$97,829	$23,619

As of December 31, 2024 and 2023, there were, respectively, 334 and 332 securities in unrealized loss positions. As of December 31, 2024, the Company did not have the intent to sell, nor was it more likely than not that we would be required to sell any of the securities in an unrealized loss position prior to recovery. As of December 31, 2024, the Company also determined that no individual securities in an unrealized loss position represented credit losses that would require an allowance for credit losses. The Company concluded that the unrealized losses were primarily attributable to increases in market interest rates since these securities were purchased and other market conditions. As a result, no allowance for credit loss was recorded on available-for-sale securities at December 31, 2024.

The proceeds and gross gains and gross losses from sales of securities available-for-sale for the years ended December 31, 2024 and 2023 are as follows (in thousands):

	Year ended December 31:
	2024	2023
Realized gains (losses) on sales of investment securities:
Gross gains	$289	$150
Gross losses	(3,104)	(145)
Net (losses) gains on sales of investment securities	$(2,815)	$5
Proceeds from sales of investment securities	$112,743	$15,252

At December 31, 2024 and 2023, securities with a carrying value of approximately $320.3 million and $268.2 million, respectively, were pledged to secure public deposits as required by law. At December 31, 2024 and 2023, the carrying value of securities pledged to secure repurchase agreements was approximately $23.5 million and $26.9 million, respectively.

The amortized cost and estimated fair value of debt securities at December 31, 2024 and 2023, by contractual maturity, are shown below (in thousands). Expected maturities will differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	December 31, 2024		December 31, 2023
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Securities available-for-sale
Less than 1 year	$-	$-	$2,500	$2,424
1 to 5 years	126,223	117,711	163,927	150,501
5 to 10 years	37,944	34,030	51,970	46,415
After 10 years	69,567	60,381	72,339	64,451
	233,734	212,122	290,736	263,791
Residential mortgage-backed securities	457,157	398,742	413,179	357,300
Totals	$690,891	$610,864	$703,915	$621,091

	December 31, 2024		December 31, 2023
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Securities held-to-maturity
5 to 10 years	$29,963	$24,466	$19,706	$16,192
After 10 years	32,824	25,984	43,134	35,051
	62,787	50,450	62,840	51,243
Residential mortgage-backed securities	59,274	46,488	63,953	51,931
Totals	$122,061	$96,938	$126,793	$103,174

At December 31, 2024 and 2023, there were no holdings of securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of shareholders’ equity.

(4) Loans

Major classifications of loans at December 31, 2024 and 2023 are summarized as follows (in thousands):

	December 31, 2024		December 31, 2023
	Amount	% of Total	Amount	% of Total
Residential real estate:
Closed-end 1-4 family - first lien	$869,415	35.4%	$771,144	34.9%
Closed-end 1-4 family - junior lien	14,145	0.6%	11,814	0.5%
Multi-family	19,651	0.8%	26,739	1.2%
Total residential real estate	903,211	36.8%	809,697	36.6%
Commercial real estate:
Nonfarm nonresidential	637,589	26.0%	557,202	25.2%
Farmland	75,184	3.1%	58,532	2.6%
Total commercial real estate	712,773	29.1%	615,734	27.8%
Construction and land development:
Residential	101,986	4.2%	100,974	4.6%
Other	190,955	7.8%	195,724	8.9%
Total construction and land development	292,941	12.0%	296,698	13.5%
Home equity lines of credit	124,064	5.1%	95,544	4.3%
Commercial loans:
Other commercial loans	291,762	11.9%	273,639	12.4%
Agricultural	76,348	3.1%	66,510	3.0%
State, county, and municipal loans	33,847	1.2%	34,819	1.6%
Total commercial loans	401,957	16.2%	374,968	17.0%
Consumer loans	60,522	2.5%	55,587	2.5%
Total gross loans	2,495,468	101.7%	2,248,228	101.7%
Allowance for credit losses	(32,088)	-1.3%	(28,991)	-1.3%
Net discounts	(13)	0.0%	(129)	0.0%
Net deferred loan fees	(8,633)	-0.4%	(8,093)	-0.4%
Net loans	$2,454,734	100.0%	$2,211,015	100.0%

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

The following tables present the activity in the allowance for credit losses by portfolio segment. It also includes the balance in the allowance for credit losses and the recorded investment in loans by portfolio segment and based on impairment method as of December 31, 2024 and 2023 (amounts in thousands).

	Real Estate Mortgage Loans
Allowance for Credit Losses	Residential	Commercial	Construction and Land Development	Home Equity Lines Of Credit	Commercial	Consumer	Total
Balance - December 31, 2023	$7,233	$10,530	$4,646	$1,078	$4,906	$598	$28,991
Provision for credit losses	512	456	(318)	859	4,248	30	5,787
Loan charge-offs	(57)	(500)	(29)	(50)	(2,660)	(136)	(3,432)
Loan recoveries	2	143	-	-	578	19	742
Balance - December 31, 2024	$7,690	$10,629	$4,299	$1,887	$7,072	$511	32,088
Ending balance:
Individually evaluated	$-	$-	$-	$-	$74	$12	$86
Collectively evaluated	$7,690	$10,629	$4,299	$1,887	$6,998	$499	$32,002
Loans:
Individually evaluated	$4,365	$4,422	$120	$143	$74	$12	$9,136
Collectively evaluated	$898,846	$708,351	$292,821	$123,921	$401,883	$60,510	$2,486,332

	Real Estate Mortgage Loans
Allowance for Loan Losses	Residential	Commercial	Construction and Land Development	Home Equity Lines Of Credit	Commercial	Consumer	Total
Balance - December 31, 2022 prior to adoption of ASC 326	$5,088	$10,057	$3,377	$562	$4,778	$448	$24,310
Impact of adopting ASC 326	-	-	-	-	73	7	80
Provision for credit losses	2,145	390	1,465	498	526	220	5,244
Loan charge-offs	—	-	(196)	-	(696)	(135)	(1,027)
Loan recoveries	-	83	-	18	225	58	384
Balance - December 31, 2023	$7,233	$10,530	$4,646	$1,078	$4,906	$598	$28,991
Ending balance:
Individually evaluated	$12	$300	$-	$-	$26	$40	$378
Collectively evaluated	$7,221	$10,230	$4,646	$1,078	$4,880	$558	$28,613
Loans:
Individually evaluated	$2,328	$2,778	$364	$202	$26	$40	$5,738
Collectively evaluated	$807,369	$612,956	$296,334	$95,342	$374,942	$55,547	$2,242,490

The Company's unfunded lending commitments are unconditionally cancellable and therefore no allowance for credit losses has been recorded.

The following table presents collateral dependent impaired loans by class of loans as of December 31, 2024 (amounts in thousands). Collateral dependent loans are loans for which the repayment is expected to be provided substantially through the operation or sale of the collateral and the borrower is experiencing financial difficulty. The Company reviews individually evaluated loans for designation as collateral dependent loans, as well as other loans that management of the Company designates as having higher risk. These loans do not share common risk characteristics and are not included within the collectively evaluated loans for determining the allowance for credit losses.

December 31, 2024
Nonaccruing Collateral Dependent Loans	Unpaid Principal Balance	Recorded Investment	Collateral Dependent Loans With No Allowance	Collateral Dependent Loans With Allowance	Allowance for Credit Losses
Mortgage loans on real estate:
Residential	$2,917	$2,917	$2,917	$-	$-
Commercial real estate	4,549	4,299	4,299	-	-
Construction and land development	120	120	120	-	-
Total mortgage loans on real estate	7,586	7,336	7,336	-	-
Home equity lines of credit	143	143	143	-	-
Commercial loans	-	-	-	-	-
Consumer loans	12	12	-	12	12
Total Loans	$7,741	$7,491	$7,479	$12	$12

Accruing Collateral Dependent Loans	Unpaid Principal Balance	Recorded Investment	Collateral Dependent Loans With No Allowance	Collateral Dependent Loans With Allowance	Allowance for Credit Losses
Mortgage loans on real estate:
Residential	$1,448	$1,448	$1,448	$-	$-
Commercial real estate	123	123	123	-	-
Construction and land development	-	-	-	-	-
Total mortgage loans on real estate	1,571	1,571	1,571	-	-
Home equity lines of credit	-	-	-	-	-
Commercial loans	74	74	-	74	74
Consumer loans	-	-	-	-	-
Total Loans	$1,645	$1,645	$1,571	$74	$74

Total Collateral Dependent Loans	Unpaid Principal Balance	Recorded Investment	Collateral Dependent Loans With No Allowance	Collateral Dependent Loans With Allowance	Allowance for Credit Losses
Mortgage loans on real estate:
Residential	$4,365	$4,365	$4,365	$-	$-
Commercial real estate	4,672	4,422	4,422	-	-
Construction and land development	120	120	120	-	-
Total mortgage loans on real estate	9,157	8,907	8,907	-	-
Home equity lines of credit	143	143	143	-	-
Commercial loans	74	74	-	74	74
Consumer loans	12	12	-	12	12
Total Loans	$9,386	$9,136	$9,050	$86	$86

The following table presents collateral dependent loans by class of loans as of December 31, 2023 (amounts in thousands).

December 31, 2023
Nonaccruing Collateral Dependent Loans	Unpaid Principal Balance	Recorded Investment	Collateral Dependent Loans With No Allowance	Collateral Dependent Loans With Allowance	Allowance for Credit Losses
Mortgage loans on real estate:
Residential	$1,229	$1,229	$1,229	$-	$-
Commercial real estate	2,769	2,769	1,423	1,346	300
Construction and land development	364	364	364	-	-
Total mortgage loans on real estate	4,362	4,362	3,016	1,346	300
Home equity lines of credit	202	202	202	-	-
Commercial loans	-	-	-	-	-
Consumer loans	5	5	-	5	5
Total Loans	$4,569	$4,569	$3,218	$1,351	$305

Accruing Collateral Dependent Loans	Unpaid Principal Balance	Recorded Investment	Collateral Dependent Loans With No Allowance	Collateral Dependent Loans With Allowance	Allowance for Credit Losses
Mortgage loans on real estate:
Residential	$1,099	$1,099	$934	$165	$12
Commercial real estate	9	9	9	-	-
Construction and land development	-	-	-	-	-
Total mortgage loans on real estate	1,108	1,108	943	165	12
Home equity lines of credit	-	-	-	-	-
Commercial loans	26	26	-	26	26
Consumer loans	35	35	-	35	35
Total Loans	$1,169	$1,169	$943	$226	$73

Total Collateral Dependent Loans	Unpaid Principal Balance	Recorded Investment	Collateral Dependent Loans With No Allowance	Collateral Dependent Loans With Allowance	Allowance for Credit Losses
Mortgage loans on real estate:
Residential	$2,328	$2,328	$2,163	$165	$12
Commercial real estate	2,778	2,778	1,432	1,346	300
Construction and land development	364	364	364	-	-
Total mortgage loans on real estate	5,470	5,470	3,959	1,511	312
Home equity lines of credit	202	202	202	-	-
Commercial loans	26	26	-	26	26
Consumer loans	40	40	-	40	40
Total Loans	$5,738	$5,738	$4,161	$1,577	$378

The following tables present the amortized cost basis of collateral dependent loans as of December 31, 2024 and 2023 by class of loans (amounts in thousands).

December 31, 2024
Collateral Dependent Loans	Real Estate	Equipment	Vehicles	Raw Land
Mortgage loans on real estate:
Residential	$4,365	$-	$-	$-
Commercial real estate	4,422	-	-	-
Construction and land development	-	-	-	120
Total mortgage loans on real estate	8,787	-	-	120
Home equity lines of credit	143	-	-	-
Commercial loans	-	74	-	-
Consumer loans	-	-	12	-
Total Loans	$8,930	$74	$12	$120

December 31, 2023
Collateral Dependent Loans	Real Estate	Equipment	Vehicles	Accounts Receivable
Mortgage loans on real estate:
Residential	$2,328	$-	$-	$-
Commercial real estate	2,778	-	-	-
Construction and land development	364	-	-	-
Total mortgage loans on real estate	5,470	-	-	-
Home equity lines of credit	202	-	-	-
Commercial loans	-	-	-	26
Consumer loans	-	14	26	-
Total Loans	$5,672	$14	$26	$26

The following tables present the aging of the recorded investment in past due loans and non-accrual loan balances as of December 31, 2024 and 2023 by class of loans (amounts in thousands).

	Accruing Loans
		30-89 Days	90+ Days	Nonaccrual	Nonaccrual
As of December 31, 2024	Current	Past Due	Past Due	With ACL	With No ACL	Total Loans
Mortgage loans on real estate:
Residential	$894,901	$4,807	$-	$28	$3,475	$903,211
Commercial real estate	708,418	-	-	-	4,355	712,773
Construction and land development	292,564	215	-	-	162	292,941
Total mortgage loans on real estate	1,895,883	5,022	-	28	7,992	1,908,925
Home equity lines of credit	123,402	323	-	-	339	124,064
Commercial loans	401,203	694	-	-	60	401,957
Consumer loans	59,948	472	8	12	82	60,522
Total Loans	$2,480,436	$6,511	$8	$40	$8,473	$2,495,468

	Accruing Loans
		30-89 Days	90+ Days	Nonaccrual	Nonaccrual
As of December 31, 2023	Current	Past Due	Past Due	With ACL	With No ACL	Total Loans
Mortgage loans on real estate:
Residential	$805,262	$2,420	$288	$-	$1,727	$809,697
Commercial real estate	612,901	64	-	1,346	1,423	615,734
Construction and land development	296,030	157	-	-	511	296,698
Total mortgage loans on real estate	1,714,193	2,641	288	1,346	3,661	1,722,129
Home equity lines of credit	95,003	112	-	-	429	95,544
Commercial loans	374,699	269	-	-	-	374,968
Consumer loans	55,061	383	-	6	137	55,587
Total Loans	$2,238,956	$3,405	$288	$1,352	$4,227	$2,248,228

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

The following tables present loan balances classified by credit quality indicator, loan type and based on year of origination as of December 31, 2024 and 2023 (amounts in thousands).

As of December 31, 2024	2024	2023	2022	2021	2020	Prior	Revolving Loans	Total
Residential real estate
Pass	$125,205	$232,810	$336,019	$104,333	$58,133	$31,615	$6,519	$894,634
Special Mention	688	1,328	1,047	202	9	119	-	3,393
Substandard	966	633	1,854	124	173	1,434	-	5,184
Doubtful	-	-	-	-	-	-	-	-
Total residential real estate	$126,859	$234,771	$338,920	$104,659	$58,315	$33,168	$6,519	$903,211
Current-period gross charge-offs	$-	$37	$20	$-	$-	$-	$-	$57
Commercial real estate
Pass	$81,063	$115,876	$208,002	$88,792	$90,081	$93,333	$23,009	$700,156
Special Mention	1,090	-	659	380	1,338	4,414	167	8,048
Substandard	106	474	-	3,320	211	458	-	4,569
Doubtful	-	-	-	-	-	-	-	-
Total commercial real estate	$82,259	$116,350	$208,661	$92,492	$91,630	$98,205	$23,176	$712,773
Current-period gross charge-offs	$2	$-		$250	$-	$248	$-	$500
Construction and land development
Pass	$118,972	$94,782	$48,061	$10,155	$4,713	$2,505	$13,250	$292,438
Special Mention	-	207	103	-	-	29	-	339
Substandard	2	-	159	-	3	-	-	164
Doubtful	-	-	-	-	-	-	-	-
Total construction and land development	$118,974	$94,989	$48,323	$10,155	$4,716	$2,534	$13,250	$292,941
Current-period gross charge-offs	$-	$10	$19	$-	$-	$-	$-	$29
Home equity lines of credit
Pass	$230	$657	$450	$-	$585	$-	$121,299	$123,221
Special Mention	-	-	-	-	-	-	504	504
Substandard	-	-	-	-	-	-	339	339
Doubtful	-	-	-	-	-	-	-	-
Total home equity lines of credit	$230	$657	$450	$-	$585	$-	$122,142	$124,064
Current-period gross charge-offs	$-	$-	$-	$50	$-	$-	$-	$50
Commercial loans
Pass	$81,929	$76,343	$51,856	$17,510	$10,233	$9,994	$145,975	$393,840
Special Mention	-	49	3,141	39	14	3,896	841	7,980
Substandard	116	-	6	15	-	-	-	137
Doubtful	-	-	-	-	-	-	-	-
Total commercial loans	$82,045	$76,392	$55,003	$17,564	$10,247	$13,890	$146,816	$401,957
Current-period gross charge-offs	$-	$2,087	$203	$-	$104	$266	$-	$2,660
Consumer loans
Pass	$18,056	$13,293	$9,802	$5,283	$2,501	$6,978	$4,080	$59,993
Special Mention	50	28	33	110	79	-	22	322
Substandard	2	51	61	-	45	40	8	207
Doubtful	-	-	-	-	-	-	-	-
Total consumer loans	$18,108	$13,372	$9,896	$5,393	$2,625	$7,018	$4,110	$60,522
Current-period gross charge-offs	$30	$75	$21	$3	$7	$-	$-	$136
Total Loans
Pass	$425,455	$533,761	$654,190	$226,073	$166,246	$144,425	$314,132	$2,464,282
Special Mention	1,828	1,612	4,983	731	1,440	8,458	1,534	20,586
Substandard	1,192	1,158	2,080	3,459	432	1,932	347	10,600
Doubtful	-	-	-	-	-	-	-	-
Total loans	$428,475	$536,531	$661,253	$230,263	$168,118	$154,815	$316,013	$2,495,468
Current-period gross charge-offs	$32	$2,209	$263	$303	$111	$514	$-	$3,432

As of December 31, 2023	2023	2022	2021	2020	2019	Prior	Revolving Loans	Total
Residential real estate
Pass	$209,016	$354,153	$120,802	$68,229	$16,903	$25,380	$7,420	$801,903
Special Mention	1,742	2,013	590	157	27	176	-	4,705
Substandard	36	1,240	151	258	719	685	-	3,089
Doubtful	-	-	-	-	-	-	-	-
Total residential real estate	$210,794	$357,406	$121,543	$68,644	$17,649	$26,241	$7,420	$809,697
Commercial real estate
Pass	$81,239	$196,437	$99,072	$96,775	$51,677	$64,851	$14,977	$605,028
Special Mention	419	978	383	881	-	5,122	-	7,783
Substandard	49	-	-	46	50	2,769	9	2,923
Doubtful	-	-	-	-	-	-	-	-
Total commercial real estate	$81,707	$197,415	$99,455	$97,702	$51,727	$72,742	$14,986	$615,734
Construction and land development
Pass	$148,804	$93,987	$20,752	$4,678	$2,421	$4,591	$20,139	$295,372
Special Mention	211	472	14	-	22	12	-	731
Substandard	-	411	84	-	-	100	-	595
Doubtful	-	-	-	-	-	-	-	-
Total construction and land development	$149,015	$94,870	$20,850	$4,678	$2,443	$4,703	$20,139	$296,698
Current-period gross charge-offs	$-	$-	$196	$-	$-	$-	$-	$196
Home equity lines of credit
Pass	$750	$450	$-	$852	$-	$-	$92,823	$94,875
Special Mention	-	-	-	-	-	-	200	200
Substandard	-	-	-	-	-	20	449	469
Doubtful	-	-	-	-	-	-	-	-
Total home equity lines of credit	$750	$450	$-	$852	$-	$20	$93,472	$95,544
Commercial loans
Pass	$94,966	$73,381	$30,912	$16,257	$6,505	$10,700	$134,488	$367,209
Special Mention	175	142	49	294	26	4,057	2,990	7,733
Substandard	-	-	-	26	-	-	-	26
Doubtful	-	-	-	-	-	-	-	-
Total commercial loans	$95,141	$73,523	$30,961	$16,577	$6,531	$14,757	$137,478	$374,968
Current-period gross charge-offs	$288	$46	$1	$-	$23	$338	$-	$696
Consumer loans
Pass	$21,479	$14,017	$8,188	$3,949	$1,950	$2,567	$2,933	$55,083
Special Mention	77	107	36	16	3	-	27	266
Substandard	65	46	26	56	-	34	11	238
Doubtful	-	-	-	-	-	-	-	-
Total consumer loans	$21,621	$14,170	$8,250	$4,021	$1,953	$2,601	$2,971	$55,587
Current-period gross charge-offs	$-	$120	$-	$15	$-	$-	$-	$135
Total Loans
Pass	$556,254	$732,425	$279,726	$190,740	$79,456	$108,089	$272,780	$2,219,470
Special Mention	2,624	3,712	1,072	1,348	78	9,367	3,217	21,418
Substandard	150	1,697	261	386	769	3,608	469	7,340
Doubtful	-	-	-	-	-	-	-	-
Total loans	$559,028	$737,834	$281,059	$192,474	$80,303	$121,064	$276,466	$2,248,228
Current-period gross charge-offs	$288	$166	$197	$15	$23	$338	$-	$1,027

The Company offers modifications of loans to borrowers experiencing financial difficulty by providing principal forgiveness, interest rate reductions, term extensions, other than insignificant payment delays, or any combination of these. During the year ended December 31, 2024 and 2023, the Company had financial difficulty modifications of approximately $1.1 million and $2.3 million, respectively.

(5) Premises and Equipment

Major classifications of premises and equipment as of December 31, 2024 and 2023 are summarized as follows (amounts in thousands):

	December 31,
	2024	2023
Land and improvements	$12,477	$12,460
Buildings and improvements	34,080	31,079
Leasehold improvements	2,815	2,815
Furniture, equipment, and vehicle	13,845	13,215
Total	63,217	59,569
Accumulated depreciation	(17,559)	(14,353)
Premises and equipment, net	$45,658	$45,216

Depreciation expense amounted to approximately $3.2 million in 2024 and $2.9 million in 2023.

(6) Foreclosed assets

Other real estate and certain other assets acquired in foreclosure are carried at the lower of the recorded investment in the loan or fair value less estimated costs to sell the property. There was $100 thousand residential real estate foreclosures at December 31, 2024 and no residential real estate foreclosures at December 31, 2023. An analysis of foreclosed properties for the years ended December 31, 2024 and 2023 follows (in thousands).

	Year ended December 31,
	2024	2023
Balance at beginning of year	$92	$609
Transfers from loans	1,064	475
Foreclosed property sold	(943)	(872)
Provision for losses on foreclosed assets	(83)	(120)
Balance at end of year	$130	$92

Expenses applicable to foreclosed assets for the years ended December 31, 2024 and 2023 include the following (amounts in thousands).

	Year ended December 31,
	2024	2023
Net loss (gain) on sales of foreclosed assets	$36	$(92)
Write-down of foreclosed property	83	120
Operating expenses, net of rental income	166	36
Total	$285	$64

(7) Deposits

The following table sets forth the major classifications of deposits at December 31, 2024 and 2023 (in thousands):

	December 31,
	2024	2023
Demand deposits, non-interest bearing	$654,229	$628,415
Demand deposits, interest bearing	752,280	693,421
Money market accounts	856,124	761,164
Savings deposits	106,269	112,563
Time certificates of $250,000 or more	390,906	272,008
Other time certificates	307,351	263,084
Totals	$3,067,159	$2,730,655

As of December 31, 2024, the scheduled maturities of certificates of deposit are as follows for CDs less than $250 thousand and for CDs of $250 thousand or more (in thousands):

CDs Less Than $250,000
2025	$292,612
2026	7,994
2027	2,997
2028	1,545
2029	2,193
Maturing after 2029	10
Total	$307,351

CDs $250,000 or more
2025	$379,845
2026	7,964
2027	1,383
2028	1,209
2029	505
Maturing after 2029	-
Total	$390,906

As of December 31, 2024 and 2023 our total deposits in excess of insurance limits were approximately $1.3 billion and $1.0 billion, respectively.

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

Securities sold under repurchase agreements were $22.7 million and $16.7 million at December 31, 2024 and 2023, respectively. The agreements were secured by investment securities with a fair value of approximately $23.5 million and $26.9 million at December 31, 2024 and 2023, respectively. The weighted average interest rate paid on these agreements was 3.38% and 3.18% for the years ended December 31, 2024 and 2023.

(9) Federal Home Loan Bank and Other Borrowings

At December 31, 2024 and 2023 , the Company had outstanding advances from the FHLB that are summarized as follows (in thousands):

December 31, 2024:
Advance	Maturity	Rate	Rate Type
$25,000,000	12/22/2025	4.52%	Fixed Rate Hybrid
55,000,000	12/31/2025	4.57%	Daily Rate Credit
25,000,000	12/21/2026	4.31%	Fixed Rate Hybrid
40,000,000	12/20/2028	3.55%	Convertible
60,000,000	9/27/2033	3.46%	Convertible
$205,000,000

December 31, 2023:
Advance	Maturity	Rate	Rate Type
$55,000,000	6/28/2024	4.96%	Fixed Rate Hybrid
25,000,000	12/31/2024	5.57%	Daily Rate Credit
25,000,000	12/22/2025	4.52%	Fixed Rate Hybrid
25,000,000	12/21/2026	4.31%	Fixed Rate Hybrid
40,000,000	12/20/2028	3.55%	Convertible
60,000,000	9/27/2033	3.46%	Convertible
$230,000,000

At December 31, 2024 and 2023, the Company's FHLB advances repayment terms are quarterly interest payments with principal due at maturity.

At December 31, 2024 and 2023, respectively, the Company had $175 million and $75 million unfunded standby letters of credit with the FHLB.

The Company had pledged under blanket floating liens approximately $1.1 billion and $929.2 million in residential first mortgage loans, home equity lines of credit, commercial real estate loans, and loans secured by multi-family real estate as security for these advances, letters of credit, and possible future advances as of December 31, 2024 and 2023, respectively. The value of the pledged collateral, when using appropriate discount percentages as prescribed by the FHLB, equals or exceeds the advances and unfunded letters of credit outstanding. At December 31, 2024 and 2023, the Company had approximately $237.0 million and $210.3 million of additional borrowing capacity under its borrowing arrangements with the FHLB.

Another borrowing source is the Federal Reserve discount window. At December 31, 2024 and 2023 the Company had approximately $545.5 million and $247.8 million of loans pledged and $422.1 million and $157.6 million of available borrowing capacity at the Federal Reserve discount window, respectively. At December 31, 2024 and 2023, the Company had no outstanding advances from the Federal Reserve discount window.

On August 9, 2021, the Company entered into a line of credit agreement with ServisFirst Bank for $10 million. The line of credit agreement was amended on March 17, 2023 to increase the line to $20 million. The line of credit is to be used for general capital needs and investments. The line, when drawn, will require quarterly payments of interest only. The line of credit was amended again on March 15, 2024 and extended the maturity date 24 months to March 15, 2026. Additionally, the amendment dated March 15, 2024 increased the interest rate float at Wall Street Journal Prime with a floor of 4.50% up from 3.25%. The line of credit is secured by 51% of the Company’s stock. There was no balance outstanding at December 31, 2024 and 2023.

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

Principal payments on the Subordinated Note Purchase Agreement are due as follows:

2025	$-
2026	-
2027	-
2028	-
2029	-
Afterward	39,563
Total	$39,563

The Company had available lines of credit for overnight federal funds borrowings totaling $100.0 million and $88.5 million at December 31, 2024 and 2023, respectively. At December 31, 2024 and 2023, the Company had no outstanding federal funds purchased.

(10) Income Taxes

The components of income tax expense for the years ended December 31, 2024 and 2023 are as follows (in thousands):

	2024	2023
Current	$11,492	$8,744
Deferred	(1,688)	(1,896)
Total income tax expense	$9,804	$6,848

The difference between income tax expense and the amount computed by applying the statutory federal income tax rate to income before taxes for the years ended December 31, 2024 and 2023 is as follows (in thousands):

	2024	2023
Net income before taxes	$41,121	$33,587
Statutory federal tax rate	21%	21%
Tax on income at statutory federal tax rate	8,635	7,053
Increase (decrease) resulting from:
Federal income tax benefit of state income taxes	(300)	(225)
Tax exempt income on loans	(263)	(243)
Tax exempt income on investments	(297)	(326)
Tax exempt income from bank-owned life insurance	(318)	(272)
Nondeductible expenses	472	408
Federal tax credits	(533)	(2,569)
State income tax	1,427	1,065
Other	981	2,197
Total	$9,804	$6,848

The following summarizes the components of deferred taxes at December 31, 2024 and 2023 (in thousands).

	2024	2023
Deferred tax assets:
Loans and allowance for credit losses	$8,069	$7,290
Accrued expenses	996	768
Deferred compensation	935	874
Unrealized losses on investment securities available- for-sale	20,673	21,460
Other	2,634	2,344
Total deferred tax assets	33,307	32,736
Deferred tax liabilities:
Core deposit intangible	(235)	(362)
Depreciation	(2,270)	(2,473)
Total deferred tax liabilities	(2,505)	(2,835)
Net deferred income tax assets	$30,802	$29,901

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

Financial instruments whose contract amount represents credit risk at December 31, 2024 and 2023 were as follows (in thousands):

	2024	2023
Commitments to extend credit	$442,506	$477,476
Stand-by and performance letters of credit	10,060	8,025
Total	$452,566	$485,501

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

A summary of activity in the outstanding stock options for the years ended December 31, 2024 and 2023 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Range of Exercise Prices
Outstanding at January 1, 2024	340,350	$25.32	5.07
Granted	10,500	32.34
Exercised	(13,406)	23.87
Forfeited	(1,200)	31.99
Outstanding at December 31, 2024	336,244	$25.58	4.26	$15.00 to $36.16
Exercisable at December 31, 2024	284,569	$24.32	3.57	$15.00 to $36.16

Outstanding at January 1, 2023	343,679	$24.06	5.45
Granted	21,500	33.63
Exercised	(24,229)	14.66
Forfeited	(600)	27.00
Outstanding at December 31, 2023	340,350	$25.32	5.07	$15.00 to $36.16
Exercisable at December 31, 2023	263,200	$23.65	4.28	$15.00 to $36.16

The total fair value of shares underlying the options which vested during the years ended December 31, 2024 and 2023, was $1.4 million and $1.5 million, respectively. The intrinsic value of options exercised during the years ended December 31, 2024 and 2023 was $210 thousand and $541 thousand, respectively. The aggregate intrinsic value of total options outstanding and exercisable options at December 31, 2024 was $4.68 million and $4.3 million, respectively. The aggregate intrinsic value of total options outstanding and exercisable options at December 31, 2023 was $3.98 million and $3.5 million, respectively. Cash received from options exercised for the year ended December 31, 2024 and 2023 was $239 thousand and $354 thousand, respectively. There was no income tax benefit recognized for the exercise of options for the years ended December 31, 2024 and 2023 as all options exercised were incentive stock options.

As of December 31, 2023, unvested stock options totaled 77,150. During 2024, there were 10,500 stock options that were granted and 35,975 stock options that vested resulting in unvested stock options of 51,675 as of December 31, 2024.

The stock options granted in 2024 and 2023 have a weighted average calculated value of $5.62 and $5.74, respectively. The dividend yield is the estimated dividend we expect to pay over the next four or five years. The expected life is calculated as the mid-point between the weighted-average time to vesting and the contractual maturity. The expected volatility is the approximate industry average for small bank and holding companies. The risk free interest rate is the U.S. Treasury rate on the day of the option grant for a term equal to the expected life of the option. The calculated value of each grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	2024	2023
Dividend yield (after three years)	1.50%	1.50%
Expected life in years	7	7
Expected volatility	10.00%	10.00%
Risk free interest rate	4.04%	3.89%

The Company recognized $86 thousand and $102 thousand in compensation expense related to performance share awards during 2024 and 2023, respectively. As of December 31, 2024, there was approximately $206 thousand of unrecorded compensation expense related to the performance share awards which is expected to be recognized over a weighted average period of 1.7 years.

The Company periodically grants restricted stock awards that vest upon service conditions. Dividend payments are made during the vesting period. The value of restricted stock is determined to be the current value of the Company's stock, and this total value will be recognized as compensation expense over the vesting period. The following table summarizes restricted stock activity:

	Restricted Stock
	Shares	Weighted Average Grant Date Fair Value
Year Ended December 31, 2024
Non-vested at beginning of year	65,733	$31.96
Granted	-	-
Vested	(14,450)	31.83
Forfeited	(1,050)	31.20
Non-vested at end of year	50,233	$32.02

	Restricted Stock
	Shares	Weighted Average Grant Date Fair Value
Year Ended December 31, 2023
Non-vested at beginning of year	65,750	31.55
Granted	13,000	$33.47
Vested	(11,617)	31.40
Forfeited	(1,400)	31.20
Non-vested at end of year	65,733	$31.96

As of December 31, 2024, there was approximately $1.2 million of total unrecognized compensation cost related to non-vested restricted stock. As of December 31, 2024, non-vested restricted stock had a weighted average remaining time to vest of 2.01 years.

Defined Contribution Plan

The Company provides a 401(k) employee stock ownership plan, which covers substantially all of the Company’s employees who are eligible, as to age and length of service. A participant may elect to make contributions up to $23.0 thousand and $22.5 thousand of the participant’s annual compensation in 2024 and 2023. The Company makes contributions up to 3% of each participant’s annual compensation and the Company matches 50% of the next 2% contributed by the employee. Contributions to the plan by Company were approximately $954 thousand and $869 thousand in 2024 and 2023, respectively. Outstanding shares of the Company’s common stock allocated to participants at December 31, 2024 and 2023 totaled 182,822 and 166,664 respectively, and there were no unallocated shares. These shares are treated as outstanding for purposes of calculating earnings per share and dividends on these shares are included in the Consolidated Statements of Stockholders’ Equity.

The Company’s ESOP includes a put option for shares of the Company’s common stock distributed from the ESOP. Shares are distributed from the ESOP primarily to separated vested participants and certain eligible participants who elect to diversify their account balances. Since the Company’s common stock is not currently traded on an established securities market, if the owners of distributed shares desire to sell their shares, the Company is required to purchase the shares at fair value during two put option periods following the distribution of the shares from the ESOP. The first put option period is within sixty days following the distribution of the shares from the ESOP. The second put option period begins on the first day of the fifth month of the plan year for a sixty day period. The fair value of distributed shares subject to the put option totaled $0 as of December 31, 2024 and 2023. The cost of the ESOP shares totaled $5.10 million and $4.48 million as of December 31, 2024 and 2023, respectively. Due to the Company’s obligation under the put option, the distributed shares and ESOP shares are classified as temporary equity in the mezzanine section of the consolidated statements of financial condition and totaled $5.10 million and $4.48 million as of December 31, 2024 and 2023, respectively. The fair value of the ESOP shares totaled $7.22 million and $6.17 million as of December 31, 2024 and 2023, respectively.

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

A summary of the Company’s affordable housing tax credit investments as of December 31 is as follows:

	2024	2023
Affordable housing tax credit investments included in other assets	$7,011	$7,151
Tax credits and other tax benefits recognized	533	533
Tax credit amortization expense included in provision for income taxes	516	516

(14) Related Party Transactions

The Company conducts transactions with its directors and executive officers, including companies in which such directors and executive officers have a beneficial interest, in the normal course of business. It is the Company’s policy to comply with federal regulations that require that loan and deposit transactions with directors and executive officers be made on substantially the same terms as those prevailing at the time for comparable loans and deposits to other persons. At December 31, 2024 and 2023, deposits from directors, executive officers and their related interests aggregated approximately $11.1 million and $10.8 million, respectively. These deposits were taken in the normal course of business at market interest rates.

The following is a summary of activity for related party loans for 2024 and 2023 (in thousands):

	2024	2023
Balance at beginning of year	$8,418	$8,018
New loans	1,899	2,199
Repayments	(1,549)	(1,799)
Balance at end of year	$8,768	$8,418

(15) Regulatory Matters

Banking regulations limit the amount of dividends that the Banks may pay without prior approval of the regulatory authorities. These restrictions are based on the level of regulatory classified assets, the prior years’ net earnings, and the ratio of equity capital to total assets. As of December 31, 2024, the maximum amount of dividend the Bank could declare payable to the Company was approximately $64.3 million.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier 1 Capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 Capital (as defined) to average assets (as defined). Management believes, as of December 31, 2024 and 2023, that the Company and the Bank meet all capital adequacy requirements to which it is subject.

As of December 31, 2024 and 2023, the most recent notification from the regulators categorized the Company and the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company and the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed our category.

The following table presents the Company's and the Bank’s capital amounts and ratios with the required minimum levels for capital adequacy purposes including the phase in of the capital conservation buffer under Basel III and minimum levels to be well capitalized (as defined) under the regulatory prompt corrective action regulations.

As of December 31, 2024:	Actual		Required For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Regulations (1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
River Financial Corporation
Total Capital (To Risk-Weighted Assets)	$336,746	13.197%	$267,929	>= 10.500%	N/A	N/A
Common Equity Tier 1 Capital (To Risk- weighted Assets)	265,298	10.397%	178,619	>= 7.000%	N/A	N/A
Tier 1 Capital (To Risk-Weighted Assets)	265,298	10.397%	216,895	>= 8.500%	N/A	N/A
Tier 1 Capital (To Average Assets)	265,298	7.482%	141,838	>= 4.000%	N/A	N/A

River Bank:
Total Capital (To Risk-Weighted Assets)	$335,441	13.152%	$267,802	>= 10.500%	$255,049	>= 10.000%
Common Equity Tier 1 Capital (To Risk- weighted Assets)	303,556	11.902%	178,540	>= 7.000%	$165,787	>= 6.500%
Tier 1 Capital (To Risk-Weighted Assets)	303,556	11.902%	216,798	>= 8.500%	$204,046	>= 8.000%
Tier 1 Capital (To Average Assets)	303,556	8.561%	141,839	>= 4.000%	$177,298	>= 5.000%
(1) the prompt corrective action provisions are applicable at the Bank level only.

As of December 31, 2023:	Actual		Required For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
River Financial Corporation
Total Capital (To Risk-Weighted Assets)	$306,917	12.948%	$248,890	>= 10.500%	N/A	N/A
Common Equity Tier 1 Capital (To Risk- weighted Assets)	237,927	10.037%	165,935	>= 7.000%	N/A	N/A
Tier 1 Capital (To Risk-Weighted Assets)	237,927	10.037%	201,492	>= 8.500%	N/A	N/A
Tier 1 Capital (To Average Assets)	237,927	7.505%	126,810	>= 4.000%	N/A	N/A

River Bank:
Total Capital (To Risk-Weighted Assets)	$303,279	12.794%	$248,892	>= 10.500%	$237,040	>= 10.000%
Common Equity Tier 1 Capital (To Risk- weighted Assets)	274,289	11.571%	165,928	>= 7.000%	154,076	>= 6.500%
Tier 1 Capital (To Risk-Weighted Assets)	274,289	11.571%	201,484	>= 8.500%	189,632	>= 8.000%
Tier 1 Capital (To Average Assets)	274,289	8.652%	126,807	>= 4.000%	158,508	>= 5.000%

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

Loans and Mortgage Loans Held for Sale

The fair value of collateral-dependent loans with specific allocations of the allowance for loan losses is generally based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available for similar loans and collateral underlying such loans. Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge,changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business, resulting in a Level 3 fair value classification. Collateral-dependent loans are evaluated on a quarterly basis and adjusted in accordance with the allowance policy.

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The tables below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis as of December 31, 2024 and 2023 (in thousands).

	Fair Value Measurements At Reporting Date Using:
		Quoted Prices
		In Active	Significant
		Markets For	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
December 31, 2024:	Fair Value	(Level 1)	(Level 2)	(Level 3)
Securities available-for-sale:
Residential mortgage -backed	$398,742	$-	$398,742	$-
U.S. treasuries	84,664	-	84,664	-
U.S. government agencies	45,536	-	45,536	-
State, county, and municipal	66,614	-	66,614	-
Corporate obligations	15,308	-	15,308	-
Totals	$610,864	$-	$610,864	$-

	Fair Value Measurements At Reporting Date Using:
		Quoted Prices
		In Active	Significant
		Markets For	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
December 31, 2023:	Fair Value	(Level 1)	(Level 2)	(Level 3)
Securities available-for-sale:
Residential mortgage -backed	$357,300	$-	$357,300	$-
U.S. treasuries	120,052	-	120,052	-
U.S. government agencies	63,566	-	63,566	-
State, county, and municipal	64,661	-	64,661	-
Corporate obligations	15,512	-	15,512	-
Totals	$621,091	$-	$621,091	$-

The Company's policy is to recognize transfers in and transfers out of levels 1, 2 and 3 as of the end of a reporting period. In 2023, there were 7 subordinated notes that were transferred from level 3 into level 2 due to there being sufficient observable market data to classify them in level 2. During 2024, all securities remained in levels 1 and 2. The table below presents the transfer activity during both 2024 and 2023 (in thousands).

	Significant Unobservable Inputs (Level 3)
	2024	2023
Balance at beginning of year	$-	$5,621
Additions	-	-
Transfers into Level 3	-	-
Transfers out of Level 3	-	(5,621)
Balance at end of year	$-	$-

Assets Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a nonrecurring basis are included in the table below as of December 31, 2024 and 2023 (in thousands).

	Fair Value Measurements At Reporting Date Using:
		Quoted Prices
		In Active	Significant
		Markets For	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
December 31, 2024:	Fair Value	(Level 1)	(Level 2)	(Level 3)
Collateral dependent loans	$9,050	$-	$-	$9,050
Foreclosed assets	130	-	-	130
Totals	$9,180	$-	$-	$9,180

	Fair Value Measurements At Reporting Date Using:
		Quoted Prices
		In Active	Significant
		Markets For	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
December 31, 2023:	Fair Value	(Level 1)	(Level 2)	(Level 3)
Collateral dependent loans	$5,360	$-	$-	$5,360
Foreclosed assets	92	-	-	92
Totals	$5,452	$-	$-	$5,452

The Company has estimated the fair values of these assets using Level 3 inputs, specifically the appraised value of the collateral. In determining the estimated net realizable value of the underlying collateral of collateral dependent loans and foreclosed assets, the Company primarily uses third-party appraisals or broker opinions which may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available and include consideration of variations in location, size, and income production capacity of the property. Additionally, the appraisals are periodically further adjusted by the Company in consideration of charges that may be incurred in the event of foreclosure and are based on management’s historical knowledge, changes in business factors and changes in market conditions. Because of the high degree of judgment required in estimating the fair value of collateral underlying collateral dependent loans and foreclosed assets and because of the relationship between fair value and general economic conditions, the Company considers the fair value of collateral dependent loans and foreclosed assets to be highly sensitive to changes in market conditions. For the significant unobservable input, we used appraisal discounts and the weighted average input of 15-20% was used.

The estimated fair values and related carrying values of the Company’s financial instruments at December 31, 2024 and 2023 were as follows (amounts in thousands):

		Estimated Fair Value
	Carrying
December 31, 2024:	Amount	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$185,744	$185,744	$-	$-
Certificates of deposit in banks	4,218	-	4,218	-
Securities held-to-maturity	122,061	-	96,938	-
Securities available-for-sale	610,864	-	610,864	-
Loans held for sale	6,812	-	6,812	-
Loans receivable, net	2,454,734	-	2,422,481	9,050
Accrued interest receivable	15,965	-	15,965	-
Bank owned life insurance	49,791	-	49,791	-
Restricted equity securities	12,651	-	-	12,651
Financial liabilities:
Deposits	3,067,159	-	2,844,603	-
Securities sold under agreements to repurchase	22,664	-	22,664	-
Federal Home Loan Bank advances	205,000	-	205,017
Subordinated debentures, net of loan costs	39,563		31,113
Accrued interest payable	2,363	-	2,363

		Estimated Fair Value
	Carrying
December 31, 2023:	Amount	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$72,547	$72,547	$-	$-
Certificates of deposit in banks	4,218	-	4,218	-
Securities held-to-maturity	126,793	-	103,174	-
Securities available-for-sale	621,091	-	621,091	-
Loans held for sale	4,595	-	4,595	-
Loans receivable, net	2,211,015	-	2,180,082	5,360
Accrued interest receivable	14,091	-	14,091	-
Bank owned life insurance	47,001	-	47,001	-
Restricted equity securities	13,433	-	-	13,433
Financial liabilities:
Deposits	2,730,655	-	2,574,801	-
Securities sold under agreements to repurchase	16,731	-	16,731	-
Federal Home Loan Bank advances	230,000	-	229,430	-
Subordinated debentures, net of loan costs	39,492	-	30,944	-
Accrued interest payable	2,178	-	2,178	-

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

(17) River Financial Corporation (Parent Company Only) Financial Information

STATEMENTS OF FINANCIAL CONDITION

(in thousands)

	December 31,
	2024	2023
Assets
Cash	$1,228	$4,206
Investment in River Bank & Trust	270,413	239,185
Deferred income taxes	14	16
Other assets	1,123	-
Total assets	$272,778	$243,407
Liabilities
Subordinated debentures, net of loan costs	39,563	39,492
Accrued expenses	1,060	568
Other liabilities	-	526
Total liabilities	40,623	40,586
Common stock related to 401(k) Employee Stock Option Plan	5,099	4,483
Stockholders' equity
Common stock	7,680	7,670
Additional paid in capital	137,243	137,017
Retained earnings	151,817	124,333
Accumulated other comprehensive loss	(61,658)	(64,003)
Unvested restricted stock	(1,226)	(1,700)
Treasury stock, at cost	(1,701)	(496)
Common stock related to 401(k) Employee Stock Option Plan	(5,099)	(4,483)
Total stockholders' equity	227,056	198,338
Total equity	232,155	202,821
Total liabilities and stockholders' equity	$272,778	$243,407

STATEMENTS OF INCOME

(in thousands)

	Year Ended December 31,
	2024	2023
Cash dividends from River Bank & Trust	$3,800	$-
Other income	1,110	719
Total income	4,910	719
Interest expense - note payable	-	520
Interest expense - subordinated debentures	1,671	1,669
Legal and other professional fees	200	137
Data processing expense	-	1
Stockholders' meeting expense	23	32
Other expenses	334	324
Total expenses	2,228	2,683
Net loss before tax benefit	2,682	(1,964)
Applicable income tax benefit	(279)	(491)
Net loss before undistributed net income of River Bank & Trust	2,961	(1,473)
Equity in undistributed net income of River Bank & Trust	28,356	28,212
Net income	$31,317	$26,739

STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2024	2023
Net income	$31,317	$26,739
Adjustments to reconcile net income to net cash from (used for) operating activities:
Equity in undistributed net income of River Bank & Trust	(28,356)	(28,212)
Deferred income tax	2	2
Amortization of debt issuance costs	71	73
(Increase) decrease in operating assets and (decrease) increase in operating liabilities:
Other assets	(1,123)	23
Accrued expenses and other liabilities	(34)	539
Net cash from (used for) operating activities	1,877	(836)
Cash Flows used for investing activities:
Capital contribution to bank subsidiary	-	(27,218)
Net cash used for investing activities	-	(27,218)
Cash flow (used for) from financing activities:
Proceeds from issuance of line of credit	-	12,000
Repayment of line of credit	-	(12,000)
Proceeds from exercise of stock options	239	354
Proceeds from issuance of common stock	-	32,930
Purchase of treasury stock	(2,558)	(1,080)
Sale of treasury stock	1,297	839
Cash dividends	(3,833)	(3,208)
Net cash (used for) from financing activities	(4,855)	29,835
Net change in cash	(2,978)	1,781
Cash at beginning of year	4,206	2,425
Cash at end of year	$1,228	$4,206

(18) Goodwill and Intangible Assets

At the close of business on October 31, 2019, the Company recorded goodwill of $9.5 million associated with the Trinity merger. In addition to the goodwill recorded for the Trinity merger, the Company recorded a core deposit intangible asset of approximately $1.0 million. The core deposit intangible asset is amortized using an accelerated method over ten years from the date of the merger. Amortization expense of $109 thousand and $129 thousand was recorded in 2024 and 2023, respectively.

At the close of business on October 31, 2018, the Company recorded goodwill of $8.2 million associated with the Peoples Southern Bank merger. In addition to the goodwill recorded for the PSB merger, the Company recorded a core deposit intangible asset of approximately $4.65 million. The core deposit intangible asset is amortized using an accelerated method over ten years from the date of the merger. Amortization expense of $404 thousand and $496 thousand was recorded in 2024 and 2023, respectively.

At the close of business December 31, 2015, the Company recorded goodwill of $9.41 million associated with the Keystone merger. During 2016, an adjustment of $640 thousand was made to increase the amount of goodwill. The adjustment was made to the value of stock options and warrants assumed in the Keystone merger. The adjustments were made following the Company’s review of additional information that existed at the time of the merger. The adjustment to goodwill increased shareholders’ equity $640 thousand. In addition to the goodwill recorded for Keystone, the Company recorded a core deposit intangible asset of approximately $2.8 million. The core deposit intangible asset is amortized using an accelerated method over eight years from the date of the merger. Remaining amortization expense of $46 thousand was recorded in 2023.

Changes to the carrying amount of goodwill for the years ended December 31, 2024 and 2023 are provided in the following table.

	2024	2023
Balance at beginning of year	$27,817	$27,817
Balance at end of year	$27,817	$27,817

A summary of core deposit intangible assets as of December 31, 2024 and 2023 is set forth below.

	2024	2023
Gross carrying amount	$8,433	$8,433
Less: accumulated amortization	(7,501)	(6,988)
Net carrying amount	$932	$1,445

Estimated amortization expenses related to the core deposit intangible assets for the next five years are as follows:

	Keystone	PSB	Trinity	Total
2025	$-	$311	$89	$400
2026	-	219	68	287
2027	-	127	48	175
2028	-	34	28	62
2029	-	-	8	8
Afterward	-	-	-	-
	$-	$691	$241	$932

(19) Leases

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

Lessee Accounting

Substantially all of the leases in which the Company is the lessee are comprised of real estate property for branches and office space with terms extending through 2036. Substantially all of our leases are classified as operating leases, and with the adoption of Topic 842, operating lease agreements are required to be recognized on the consolidated statements of condition as a right-of-use (ROU) asset and a corresponding lease liability. The Company applies the exemption for short-term leases with a term of less than one year and therefore we do not recognize a lease liability or right-of-use asset on the balance sheet but instead recognize lease payments as an expense over the lease term as appropriate.

The following table represents the consolidated statements of financial condition classification of the Company’s ROU assets and lease liabilities. The Company elected not to include short-term leases (i.e., leases with initial terms of twelve months or less) or equipment leases (deemed immaterial) on the consolidated statements of condition.

Lease Right-of-Use Assets	Classification on Consolidated Statement of Financial Condition	December 31, 2024	December 31, 2023
Operating lease right-of-use assets	Other assets	$2,691	$3,243

Lease Liabilities	Classification on Consolidated Statement of Financial Condition	December 31, 2024	December 31, 2023
Operating lease liabilities	Accrued interest payable and other liabilities	$2,841	$3,407

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

	December 31, 2024	December 31, 2023
Weighted-average remaining lease term for operating leases	8.48 Years	8.50 Years
Weighted-average discount rate for operating leases	6.00%	6.00%

Future minimum payments for operating leases with initial or remaining terms of one year or more as of December 31, 2024 were as follows:

Operating Leases
January 1, 2025 - December 31 2025	$674
January 1, 2026 - December 31 2026	485
January 1, 2027 - December 31 2027	413
January 1, 2028 - December 31 2028	378
January 1, 2029 - December 31 2029	212
Afterward	1,551
Total future minimum lease payments	3,713
Amounts representing Interest	(872)
Present value of net future minimum lease payments	$2,841

Total rent expense for 2024 and 2023 was approximately $1.0 million and $1.0 million, respectively.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

There were no disagreements with accountants regarding accounting and financial disclosure matters during the year ended December 31, 2024.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company has carried out an evaluation under the supervision and with participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even the effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2024, the Company’s disclosure controls and procedures are effective in ensuring that material information relating to the Company required to be disclosed in reports that if files or submits under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods and is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the year ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control Integrated Framework (2013). Based on its assessment and those criteria, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2024.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2024, has been audited by Mauldin & Jenkins, LLC, an independent registered public accounting firm, as stated in their report herein – “Report of Independent Registered Public Accounting Firm.”

Item 9B. Other Information

Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our Directors and Executive Officers

The following table sets forth the name, age, and position, as of December 31, 2024 of the individuals who currently serve as our executive officers and directors.

Name	Age	Position	Director Since
Larry Puckett	82	Director and Chairman of the Board of Directors	2006
W. Murray Neighbors	75	Director and Vice Chairman of the Board of Directors	2015	[1]
James M. Stubbs	62	Director and Chief Executive Officer	2006
Gerald R. Smith, Jr.	71	Director and President	2015	[1]
Vernon B. Taylor	60	Director	2006
John A. Freeman	77	Director	2015	[1]
Brian McLeod	56	Director	2019	[3]
Charles E. Herron	67	Director	2019
Charles Moore, III	45	Director	2019	[2]
Jason B. Davis	46	Executive Vice President, CFO, Secretary of the Board of Directors	2021	[4]
Gene C. Crane	60	Executive Vice President, River Region President, Business Banking Manager	2021	[4]

1 Service commenced on December 31, 2015 as a result of the merger between River Financial Corporation and Keystone Bancshares, Inc. and its subsidiaries.

2 Service commenced as a result of the Peoples Southern merger.

3 Service commenced as a result of the Trinity merger.

4 Executive officer only.

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

Board Size and Composition

RB&T currently has 22 Directors total, but only 9 of those Directors serve on River Financial Corporation’s Board of Directors. Our directors are elected for a one-year term and hold office until their successors are duly elected and qualified, or until their earlier death, resignation or removal.

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

Additional Information Concerning Directors

With the exception of the legacy Keystone directors and executive officers and Messrs. Moore and McLeod, none of the directors or executive officers were selected pursuant to any arrangement or understanding, other than with our directors and executive officers acting within their capacities as such. There are no family relationships among our directors and executive officers. None of our directors or executive officers serves (or has served in the last five years) as a director of any other company that has a class of securities registered under, or that is subject to the periodic reporting requirements of, the Exchange Act, or any investment company registered under the Investment Company Act of 1940. Messrs. Moore and McLeod were added as directors in 2019 as a result of acquisitions.

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

The Company does not have in place a policy or procedure by which a shareholder must follow recommend the election of directors.

Insider Trading Policy

On December 20, 2023, the board of directors of the Company adopted an Insider Trading Policy. Transactions in Company securities by officers, directors, employees and the Company itself (i.e., "insiders") are required to be made in accordance with such policy, which, among other things, requires that the transactions be in accordance with applicable U.S. federal securities laws that prohibit trading while in possession of material nonpublic information. The policy requires that insiders (including the Company) trade in Company securities only during the period beginning on the second business day following the date of public release of a quarterly or annual statement of earnings and ending on the 30th business day following such date or, in the case of a Form 10-Q or 10-K, beginning on the second business day following such filing and ending on the 30th business day after such form is due to be filed (i.e., the "window period"). The Company will periodically issue detailed guidance and procedures to insiders subject to the window period for trading in Company securities. Trading during a window period minimizes the potential violation of insider trading laws because material financial information has just been release to the public.The policy is an exhibit to this Form 10-K.

Our insider trading policy also permits our executive officers and directors to enter into trading plans in accordance with SEC Rule 10b5-1 which permit insider trading under specified circumstances.

The Company does not have a specific policy relating to the timing of awards of options. The Company's insider trading policy, which also applies to the Company, applies to "all transactions in Company securities," with standard exceptions. The compensation committee takes material nonpublic information into account in determining the grant of awards in order not to enhance the value of such grants and, therefore, the committee, and the board, seek to avoid grants that affect the value of executive compensation. No options were granted in 2023 or 2024 to executive officers.

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

Equity Awards. Our named executive officers participated in the 2015 Incentive Stock Compensation Plan and participate in the new 2025 Incentive Stock Compensation Plan. See plan details on the following pages. Grants of equity to our named executive officers under the Incentive Plan have consisted of option and restricted stock awards. These grants provide our named executive officers with the appropriate incentives to continue in our employ and to improve our growth and profitability, serve to align the interests of our named executive officers with our stockholders, and reward our named executive officers for improved Company performance. Any grant recommendations are presented to the Compensation Committee for approval, and then presented to the full board through an Executive Session for approval.

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

SERP Arrangements. The Bank has a non-qualified supplemental executive retirement plan (SERP) for each of its named executive officers. The SERP is an employer paid deferred compensation agreement that provides a life-time supplemental retirement income to the employee based on certain vesting and other requirements. The benefits are paid annually upon retirement provided the executive is in good standing with the Bank. The approximate annual payments to each of the named executive officers at retirement would be $150 thousand for Mr. Stubbs, $88.5 thousand for Mr. Smith, $75 thousand for Mr. Davis, and $75 thousand for Mr. Crane.

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

Summary Compensation Table

The following table sets forth, for the years ended December 31, 2024 and December 31, 2023, a summary of the compensation paid to or earned by our named executive officers from the Company.

				Restricted	Non-Equity
			Option (1)	Stock (3)	Incentive Plan	All Other (2)
Name and Principal Position	Year	Salary ($)	Awards ($)	Awards ($)	Compensation ($)	Compensation ($)	Total ($)
James M. Stubbs	2024	$380,769	$-	$-	$258,188	$49,379	$688,336
Chief Executive Officer	2023	$364,036	$-	$-	$112,500	$44,704	$521,240
Gerald R. Smith, Jr	2024	$304,615	$-	$-	$179,010	$49,984	$533,609
President	2023	$293,192	$-	$-	$75,000	$47,716	$415,908
Jason B. Davis	2024	$223,385	$-	$-	$100,980	$25,423	$349,788
Chief Financial Officer	2023	$204,538	$-	$-	$60,000	$21,304	$285,842
Gene Crane	2024	$248,769	$-	$-	$99,960	$34,597	$383,326
Business Banking Manager	2023	$244,500	$-	$-	$61,250	$35,810	$341,560

(1)
Represents the aggregate grant date fair value of options and warrants calculated in accordance with FASB Topic 718 as set forth in footnote 1 of River’s financial statements.
(2)
All other compensation:
a.
All other compensation for Mr. Stubbs in 2024 includes director fees ($22,000), medical and dental insurance ($7,336), life insurance / accidental death & dismemberment ($1,098), long term disability ($336), company vehicle ($3,430), and company match on the 401(K) ($13,800).
b.
All other compensation for Mr. Stubbs in 2023 includes director fees ($20,000), medical and dental insurance ($6,467), life insurance / accidental death & dismemberment ($1,098), long term disability ($336), company vehicle ($1,970), and company match on the 401(K) ($13,200).
c.
All other compensation for Mr. Smith in 2024 includes director fees ($22,000), medical and dental insurance ($9,462), gap insurance ($1,379), life insurance / accidental death & dismemberment ($558), long term disability ($336), company vehicle ($2,477), and company match on the 401(K) ($13,772).
d.
All other compensation for Mr. Smith in 2023 includes director fees ($20,000), medical and dental insurance ($9,438), gap insurance ($1,632), life insurance / accidental death & dismemberment ($558), long term disability ($336), company vehicle ($2,552), and company match on the 401(K) ($13,200).
e.
All other compensation for Mr. Davis in 2024 includes medical and dental insurance ($10,918, gap insurance ($1,843), life insurance / accidental death & dismemberment ($990), long term disability ($336), and company match on the 401(K) ($11,335).
f.
All other compensation for Mr. Davis in 2023 includes medical and dental insurance ($9,682), gap insurance ($2,115), life insurance / accidental death & dismemberment ($990), long term disability ($336), and company match on the 401(K) $8,181.

g.
All other compensation for Mr. Crane in 2024 includes medical and dental insurance ($11,491), gap insurance ($1,727), life insurance / accidental death & dismemberment ($1,098), long term disability ($336), company vehicle ($7,544), and company match on the 401(K) ($12,401).
h.
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

2015 & 2025 Incentive Stock Compensation Plans

General. The 2015 Incentive Stock Compensation (“2015 Incentive Plan”) Plan was approved by our stockholders at a special called meeting on December 1, 2015. There remain grants outstanding under the 2015 Incentive Plan, but no further grants will be made under the Plan. The 2025 Incentive Stock Compensation Plan ("2025 Incentive Plan") was adopted by the board of directors on January 15, 2025, and will be submitted to the Company's stockholders for approval at the 2025 annual meeting. The terms of the 2025 Incentive Plan are similar to those for the 2015 Incentive Plan. The purpose of the 2025 Incentive Plan is to promote the long-term success of the Company by providing financial incentives to eligible persons who are in positions to make significant contributions toward such success. The Plan is designed to attract individuals of outstanding ability to employment with the Company, to encourage such persons to acquire a proprietary interest in the Company, and to render superior performance for the Company. The 2025 Incentive Plan provides for the grant of incentive and non-qualified stock options, stock appreciation rights, restricted and unrestricted stock awards, performance awards, and other stock-based awards to our employees, officers, and directors. The 2025 Incentive Plan reserved for issuance a total of 500,000 shares of our common stock, and the 2015 Incentive Plan reserved for issuance a total of 600,000 shares of our common stock, subject to adjustment in the event of a recapitalization, stock split or similar event. As of March 3, 2025, 272,219 shares of our common stock were subject to outstanding options under the 2015 Incentive Plan.

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

Types of Awards Available Under the 2025 Incentive Plan.

•
Options – The 2025 Incentive Plan provides for awards in the form of options to purchase shares of our common stock, either as incentive stock options qualified under Section 422 of the Code or options that are not so qualified (referred to as non-qualified stock options). The exercise price of an option may not be less than 100% of the fair market value of our common stock on the date of the grant. The exercise price may be paid in cash, or as otherwise provided in the award agreement.
•
Stock Appreciation Rights – The 2025 Incentive Plan provides for the grant of stock appreciation rights. The base price of a stock appreciation right may not be less than 100% of the fair market value of our common stock on the date of the grant. The consideration payable upon exercise of a stock appreciation right will be paid in cash, shares of our common stock, or a combination of cash and shares of our common stock, as determined by the Committee.
•
Stock Awards – The 2025 Incentive Plan provides for the grant of restricted or unrestricted stock awards, or restricted stock units (RSU). Stock awards may be issued for any lawful consideration as the Committee may determine, and the consideration may be in the form of services performed, or may be paid in cash, shares of our common stock, or a combination of cash and shares of our common stock, as determined in the sole discretion of the Committee.
•
Performance Awards – The 2025 Incentive Plan provides for the grant of performance awards that become payable on account of attainment of one or more performance goals established by the Committee. Performance awards may be settled in cash, shares of our common stock, or a combination of cash and our common stock, as determined in the sole discretion of the Committee. Performance goals established by the Committee may be based on our or an affiliate’s operating income or one or more other business criteria selected by the Committee that apply to an individual or group of individuals, a business unit, or us or an affiliate as a whole, over such performance period as the Committee may designate.

Vesting. The Committee has the authority to determine the vesting schedule applicable to each award, and to accelerate the vesting or exercisability of any award.

Change in Control Transactions. In the event of any transaction resulting in a change in control, outstanding stock options and other awards under the 2025 Incentive Plan that are payable in or convertible into our common stock will terminate upon the effective time of such change in control unless provision is made in connection with the transaction for the continuation or assumption of such awards by, or for the substitution of the equivalent awards of, the surviving or successor entity or a parent thereof. In the event of such termination, the holders of such awards will be permitted, immediately before the change in control, to exercise or convert all portions of such awards that are then exercisable or convertible or that will become exercisable or convertible upon or prior to the effective time of the change in control. The Committee may take such actions as it deems appropriate to provide for the acceleration of the exercisability of any or all outstanding stock options or other awards.

Adjustments for Other Corporate Transactions. In the event of certain corporate transactions (including a stock dividend or split, spin-off, split-up, dividend, recapitalization, merger, consolidation or share exchange, or similar corporate change that is not part of a transaction resulting in a change in control of us), the Committee will appropriately adjust, if needed, (a) the maximum number and kind of shares reserved for issuance or with respect to which awards may be granted under the 2025 Incentive Plan and (b) the terms of outstanding awards, including, but not limited to, the number, kind, and price of securities subject to such awards.

Termination and Amendment. Our board of directors may terminate, amend, or modify the 2025 Incentive Plan or any portion thereof at any time; provided, however, that (i) any such amendment that would require shareholder approval in order to ensure compliance with any applicable rules or regulations; and (ii) any amendment that would change the maximum aggregate number of shares for which Awards may be granted under the Plan (except as required under any adjustments pursuant to Sections 1.03 and 4.01 of the Plan), shall be subject to approval of the shareholders of the Company.

Outstanding Equity Awards at 2024 Fiscal Year-End

The following table sets forth information as of December 31, 2024, concerning outstanding equity awards previously granted to our named executive officers:

	OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
	Option / Warrant awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexerciseable (1)		Option exercise price ($)	Option grant date	Option expiration date	Vesting Period from grant date (Years)
James Stubbs	10,000	-		$15.00	1/14/2015	1/14/2025	5
	40,000	-		$16.00	1/20/2016	1/20/2026	5
	25,000	-		$27.00	11/1/2018	11/1/2028	5
	20,000	-		$27.73	11/1/2019	11/1/2029	5
	95,000	-

Ray Smith	10,000	-		$16.00	1/20/2016	1/20/2026	5
	20,000	-		$27.00	11/1/2018	11/1/2028	3
	15,000	-		$27.73	11/1/2019	11/1/2029	3
	45,000	-

Gene Crane	500	-		$15.00	1/14/2015	1/14/2025	5
	7,500	-		$27.00	1/16/2019	1/16/2029	5
	8,000	-

Jason Davis	1,000	-		$20.25	4/26/2017	4/26/2027	5
	1,000	-		$24.50	4/26/2018	4/26/2028	5
	3,000	-		$27.00	1/16/2019	1/16/2029	5
	1,000	-		$27.00	4/26/2019	4/26/2029	5
	2,500	-		$27.73	11/1/2019	11/1/2029	5
	800	200	(2)	$28.62	4/26/2020	4/26/2030	5
	600	400	(2)	$26.86	4/26/2021	4/26/2031	5
	9,900	600

Total	157,900	600

(1)
Unexerciseable options are subject to time-vesting requirements ranging from three to five years from the grant date. Options subject to time-vesting period of 5 years and 3 years vest 20% and 33.33% per year, respectively, on the grant anniversary date.
(2)
The current market value of these shares is $23,700 in the aggregate.

The following table sets forth information as of December 31, 2024, concerning outstanding restricted stock awards previously granted to our named executive officers:

	OUTSTANDING RESTRICTED STOCK AWARDS AT FISCAL YEAR-END
	Number of restricted stock shares granted	Number of restricted stock shares vested	Number of restricted stock shares non-vested	Market value of restricted stock shares non-vested (1)	Restricted stock grant date (2)	Vesting Period from grant date (Years)
James Stubbs	6,000	2,400	3,600	$142,200	1/1/2022	5
Ray Smith	4,000	2,667	1,333	$52,665	1/1/2022	3
Gene Crane	2,000	800	1,200	$47,400	1/1/2022	5
Jason Davis	2,000	800	1,200	$47,400	1/1/2022	5

Total	14,000	6,667	7,333	$289,665
(1) The appraised market value of stock at year end was $39.50 per share
(2) Vesting periods for each of Messrs. Stubbs, Crane and Davis are 5 years and 3 years for Mr. Smith.

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

Director Compensation

Fees. The Board may from time to time establish director fees for board and committee meetings to be paid to all directors, including directors who are employed by the Company. Fees are normally paid in December of each year for such years in which services were performed. Fees may be paid in cash or in Company common stock. River Financial Corporation Directors each received a director’s fee of $22,000 in 2024.

The following table shows fees paid to those persons who were directors of the Company in 2024.

		DIRECTOR COMPENSATION
Name		Year	Fees earned or paid in cash ($)	(1) (2) Stock Awards ($)	(3) Total ($)
Larry Puckett	(3)	2024	$22,000	N/A	$22,000
Charles E. Herron	(3)	2024	N/A	$22,000	$22,000
Vernon B. Taylor	(3)	2024	N/A	$22,000	$22,000
James M. Stubbs (4)	(3)	2024	$22,000	N/A	$22,000
Gerald R. Smith, Jr (4)	(3)	2024	$22,000	N/A	$22,000
John A. Freeman	(3)	2024	$22,000	N/A	$22,000
Charles Moore, III	(3)	2024	N/A	$22,000	$22,000
Brian McLeod	(3)	2024	$22,000	N/A	$22,000
W. Murray Neighbors	(3)	2024	$22,000	N/A	$22,000

(1) During 2019, the Company adopted a director fee compensation plan which allows directors to receive all or a portion of their director compensation in the form of Company stock.
(2) The aggregate grant date fair value is computed in accordance with FASB ASC Topic 718. Stock awards vest immediately.
(3) For cash compensation, $8,800 of compensation was paid from River Financial Corporation with the remainder paid from the Bank in 2024. Total fees include committee work.
(4) For Messrs. Stubbs and Smith, see the Summary Compensation Table for total compensation as executive officers.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information about River Financial Corporation’s shares of common stock that may be issued upon exercise of options, warrants, and rights under all of our existing equity compensation plans as of March 3, 2025.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options and Rights	Weighted – Average Exercise Price of Outstanding Options and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column)
Equity compensation plans approved by Security Holders (1)	1,500	$16.00	-
Equity compensation plans approved by Security Holders (2)	270,719	$24.96	-
Equity compensation plans to be approved by Security Holders at 2025 annual meeting of shareholders (3)	-	$-	-
Total	272,219
(1)
These shares reserved for issuance under the 2006 Equity Incentive Compensation Plan.
(2)
These shares reserved for issuance under the 2015 Equity Incentive Compensation Plan.
(3)
These shares reserved for issuance under the 2025 Equity Incentive Compensation Plan.

For a further description of these and other plans, see footnote (12) to the financial statements at Item 8 hereof, and Item 11 hereof.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 3, 2025 by:

•
each of our directors;
•
our Named Executive Officers listed in the Summary Compensation Table;
•
all of our current directors and executive officers as a group; and
•
each stockholder known by us to beneficially own more than 5% of our common stock

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. Shares of common stock that may be acquired by an individual or group within 60 days of March 3, 2025, pursuant to derivative securities, such as options or RSUs, are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table. Percentage of ownership is based on an aggregate of 7,763,383 shares of common stock outstanding as of March 3, 2025.

Except as indicated in footnotes to this table, we believe that the stockholders named in this table have sole voting and investment power with respect to all shares of common stock shown to be beneficially owned by them, based on information provided to us by such stockholder.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percentage of Outstanding Shares (1)
Named Directors & Executive Officers
Larry Puckett	146,085		1.88%
Vernon B Taylor	153,496		1.98%
James M Stubbs	273,720	(2)	3.53%
Gerald R Smith, Jr	143,250	(3)	1.85%
W. Murray Neighbors	64,843		0.84%
John A. Freeman	27,996		0.36%
Charles E. Herron	178,070		2.29%
Brian McLeod	16,492		0.21%
Charles Moore, III	21,737		0.28%
Gene C. Crane	28,640	(4)	0.37%
Jason B. Davis	13,600	(5)	0.18%

Executive Officers and Directors as a Group (12 people)	1,067,929		13.76%
5% Stockholders known by us	N/A

(1)
Based upon total outstanding shares as of March 3, 2025. Percentages are calculated for each person assuming the exercise of options or warrants held by such person but that no other person exercises options or warrants. For the directors and executive officers as a group, the percentage is determined by assuming that each director and executive officer exercises all options and warrants but that no other person exercises options or warrants.
(2)
James M. Stubbs’ ownership includes 88,600 vested options not yet exercised. Also includes 41,875 shares held in a trust where Mr. Stubbs is the trustee, but not the beneficiary of the trust.
(3)
Gerald R. Smith, Jr.’s ownership includes 49,000 vested options not yet exercised.
(4)
Gene C. Crane’s ownership includes 8,700 vested options not yet exercised.
(5)
Jason B. Davis’ ownership includes 11,100 vested options not yet exercised.

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

Item 14. Principal Accountant Fees and Services

During the period covering the fiscal years ended December 31, 2024 and 2023, Mauldin & Jenkins, LLC performed the following professional services. The retention of Mauldin & Jenkins, LLC with respect to the services outlined below was approved in advance by the audit committee. In accordance with the Company’s audit committee pre-approval procedures, the audit committee approved the retention of the independent accountants, the length of its engagement, and the services performed. The independent Registered Public Accounting Firm is Mauldin & Jenkins, LLC (PCAOB Firm ID NO. 00669) located in Birmingham, Alabama.

Description	2024	2023
Audit Fees	$219,513	$201,067
Audit-Related Fees	$-	$-
Tax Fees	$-	$-
All Other Fees	$-	$-

Item 15. Exhibit and Financial Statement Schedules

Documents Filed as Part of this Report.

(1)
The following financial statements are incorporated by reference from Item 8 hereof:
•
Consolidated Balance Sheets as of December 31, 2024 and 2023;
•
Consolidated Statements of Income for the Years Ended December 31, 2024 and 2023;
•
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2024 and 2023;
•
Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2024 and 2023;
•
Consolidated Statements of Cash Flows for the Years Ended December 31, 2024 and 2023; and
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

10.1 *	River Financial 2025 Stock Compensation Plan filed as Exhibit 10.1 to the Registrant’s Form 8-K/A filed February 20,2025 and incorporated herein by reference.

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

19.1	River Financial Corporation Insider Trading Policy filed as exhibit 19.1 to the Registrant's Form 10-K filed March 13,2024 and incorporated herein by reference.

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

Item 16. Form 10-K Summary

Not applicable.

Signatures

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934 the registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Prattville, State of Alabama, on March 11, 2025.

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

* March 11, 2025

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.

To date no annual report or proxy statement has been furnished to shareholders. The registrant shall furnish to the Commission copies of its proxy statement when sent to security holders.