Form 10-Q
period 2025-03-31
River Financial Corp
filed 2025-05-06
CIK 1641601

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 1, 2025, the registrant had 7,761,633 shares of common stock, $1.00 par value per share, outstanding.

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

Any forward-looking statements contained in this Quarterly Report on Form 10-Q are based upon our historical performance and on our current plans, estimates and expectations in light of information currently available to us. The inclusion of forward-looking information should not be regarded as a representation by us that the future plans, estimates or expectations will be achieved. Such forward-looking statements are subject to various risks and uncertainties and assumptions relating to our operations, financial results, financial condition, business, prospects, growth strategy and liquidity. Forward-looking statements involve risks and uncertainties which may cause actual results to differ materially from those projected in the forward-looking statements, and the Company cannot give assurances that such statements will prove to be correct. Except as required by law, we undertake no obligation to update any forward-looking statement, whether as a result of new information or otherwise. Given these uncertainties, the reader should not place undue reliance on forward-looking statements as a prediction of actual results. Factors that could cause actual results to differ materially from those projected or estimated by us include those that are discussed herein as well as in our Annual Report on Form 10-K for the year ended December 31, 2024, under “Part I, Item 1A. – Risk Factors,” as well as other unknown risks and uncertainties. Factors that might cause such differences include, but are not limited to:

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
•
Potential negative impacts upon the economy and certain industries as a result of the imposition of federal tariffs;
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

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

RIVER FINANCIAL CORPORATION

Consolidated Statements of Financial Condition

(in thousands except share data)

	March 31, 2025	December 31, 2024
	Unaudited	Audited
Assets
Cash and due from banks	$45,838	$35,257
Interest-bearing deposits in banks	119,022	83,487
Federal funds sold	20,000	67,000
Cash and cash equivalents	184,860	185,744

Certificates of deposit in banks	4,217	4,218
Securities held-to-maturity, at amortized cost (fair value of $98,426 and $96,938, respectively)	120,946	122,061
Securities available-for-sale, at fair value (amortized cost of $686,760 and $690,891, respectively)	621,679	610,864
Loans held for sale	5,951	6,812
Loans, net of deferred fees and discounts	2,536,243	2,486,822
Less allowance for credit losses	(33,798)	(32,088)
Net loans	2,502,445	2,454,734
Premises and equipment, net	45,614	45,658
Accrued interest receivable	16,917	15,965
Bank owned life insurance	50,200	49,791
Foreclosed assets	124	130
Deferred income taxes, net	26,967	30,802
Core deposit intangible	822	932
Goodwill	27,817	27,817
Restricted equity securities	10,257	12,651
Other assets	13,752	14,027
Total assets	$3,632,568	$3,582,206
Liabilities and Shareholders' Equity
Noninterest-bearing deposits	$651,611	$654,229
Interest-bearing deposits	2,506,241	2,412,930
Total deposits	3,157,852	3,067,159
Securities sold under agreements to repurchase	21,230	22,664
Federal Home Loan Bank advances	150,000	205,000
Subordinated debentures, net of loan costs	39,580	39,563
Accrued interest payable and other liabilities	15,115	15,665
Total liabilities	3,383,777	3,350,051
Common stock related to 401(k) Employee Stock Ownership Plan	5,715	5,099
Stockholders' Equity
Preferred stock ($0.01 par value; 1,000,000 shares authorized; no shares issued or outstanding)	-	-
Common stock ($1 par value; 15,000,000 shares authorized; 7,795,239 and 7,680,061 shares issued; 7,763,383 and 7,628,192 shares outstanding at March 31, 2025 and December 31, 2024, respectively)	7,795	7,680
Additional paid-in capital	140,487	137,243
Retained earnings	156,084	151,817
Accumulated other comprehensive loss	(50,406)	(61,658)
Unvested restricted stock	(4,113)	(1,226)
Treasury stock at cost (31,856 and 51,869 shares, respectively)	(1,056)	(1,701)
Common stock related to 401(k) Employee Stock Ownership Plan	(5,715)	(5,099)
Total stockholders' equity	243,076	227,056
Total equity	248,791	232,155
Total liabilities and stockholders' equity	$3,632,568	$3,582,206

The accompanying notes are an integral part of these consolidated financial statements.

RIVER FINANCIAL CORPORATION

Unaudited Consolidated Statements of Income

(in thousands except per share data)

	For the Three Months Ended:
	March 31,
	2025	2024
Interest income:
Loans, including fees	$39,976	$33,948
Taxable securities	4,669	3,390
Nontaxable securities	388	346
Federal funds sold	181	419
Other interest income	999	932
Total interest income	46,213	39,035
Interest expense:
Deposits	16,406	14,644
Short-term borrowings	172	132
Federal Home Loan Bank advances	1,472	2,257
Subordinated debentures	413	418
Total interest expense	18,463	17,451
Net interest income	27,750	21,584
Provision for credit losses	1,686	1,309
Net interest income after provision for credit losses	26,064	20,275
Noninterest income:
Service charges and fees	2,134	1,985
Investment brokerage revenue	295	191
Mortgage operations	1,031	953
Bank owned life insurance income	408	341
Net loss on sales of investment securities	(3,399)	(1,432)
Other noninterest income	1,391	524
Total noninterest income	1,860	2,562
Noninterest expense:
Salaries and employee benefits	9,758	9,191
Occupancy expenses	1,022	981
Equipment rentals, depreciation, and maintenance	547	524
Telephone and communications	112	126
Advertising and business development	256	249
Data processing	1,129	1,026
Foreclosed assets, net	14	35
Federal deposit insurance and other regulatory assessments	778	724
Legal and other professional services	1,310	352
Other operating expenses	1,935	2,074
Total noninterest expense	16,861	15,282
Income before income taxes	11,063	7,555
Provision for income taxes	2,605	1,745
Net income	$8,458	$5,810

Basic net earnings per common share	$1.09	$0.76
Diluted net earnings per common share	$1.08	$0.75
Dividends per common share	$0.54	$0.50

The accompanying notes are an integral part of these consolidated financial statements.

RIVER FINANCIAL CORPORATION

Unaudited Consolidated Statements of Comprehensive Income

(in thousands)

	For the Three Months Ended
	March 31,
	2025	2024
Net income	$8,458	$5,810
Other comprehensive income, net of tax:
Investment securities available-for-sale:
Net unrealized gains (losses)	11,703	(5,263)
Income tax effect	(2,939)	1,321
Reclassification adjustments for losses realized in net income	3,399	1,432
Income tax effect	(853)	(360)
Reclassification adjustment for accretion of unrealized holding loss included in accumulated other comprehensive loss from the transfer of securities from available-for-sale to held-to-maturity	(78)	(82)
Income tax effect	20	21
Other comprehensive income (loss), net of tax	11,252	(2,931)
Comprehensive income	$19,710	$2,879

The accompanying notes are an integral part of these consolidated financial statements.

RIVER FINANCIAL CORPORATION

Unaudited Consolidated Statements of Changes in Stockholders' Equity

(in thousands except share and per share data)

For the Three Months Ended
	Common Stock	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Unvested Restricted Stock	Treasury Stock	Common Stock Related to ESOP	Total Stockholders' Equity

Balance at December 31, 2024	$7,680	$137,243	$151,817	$(61,658)	$(1,226)	$(1,701)	$(5,099)	$227,056
Net income	-	-	8,458	-	-	-	-	8,458
Other comprehensive income , net of tax	-	-	-	11,252	-	-	-	11,252
Exercise of stock options (14,178 shares)	14	178	-	-	-	-	-	192
Purchase of treasury stock (3,601 shares)	-	-	-	-	-	(115)	-	(115)
Restricted stock grants (101,000 shares)	101	3,055	-	-	(3,156)	-	-	-
Sale of treasury shares (23,614 shares)	-	(8)	-	-	-	760	-	752
Dividends declared ($0.54 per share)	-	-	(4,191)	-	-	-	-	(4,191)
Stock-based compensation expense	-	19	-	-	269	-	-	288
Change for ESOP related shares	-	-	-	-	-	-	(616)	(616)
Balance at March 31, 2025	$7,795	$140,487	$156,084	$(50,406)	$(4,113)	$(1,056)	$(5,715)	$243,076

Balance at December 31, 2023	$7,670	$137,017	$124,333	$(64,003)	$(1,700)	$(496)	$(4,483)	$198,338
Net income	-	-	5,810	-	-	-	-	5,810
Other comprehensive loss, net of tax	-	-	-	(2,931)	-	-	-	(2,931)
Exercise of stock options (6,806 shares)	7	151	-	-	-	-	-	158
Purchase of treasury stock (3,476 shares)	-	-	-	-	-	(118)	-	(118)
Sale of treasury shares (4,865 shares)	-	4	-	-	-	161	-	165
Dividends declared ($0.50 per share)	-	-	(3,833)	-	-	-	-	(3,833)
Stock-based compensation expense	-	23	-	-	115	-	-	138
Change for ESOP related shares	-	-	-	-	-	-	(1)	(1)
Balance at March 31, 2024	$7,677	$137,195	$126,310	$(66,934)	$(1,585)	$(453)	$(4,484)	$197,726

The accompanying notes are an integral part of these consolidated financial statements.

RIVER FINANCIAL CORPORATION

Unaudited Consolidated Statements of Cash Flows

(in thousands)

	For the Three Months
	Ended March 31,
	2025	2024
Cash Flows From Operating Activities:
Net Income	$8,458	$5,810
Adjustments to reconcile net income to net cash from operating activities:
Provision for credit losses	1,686	1,309
Provision for losses on foreclosed assets	7	15
Amortization of securities	494	648
Accretion of securities	(284)	(102)
Realized net loss on sales of securities available-for-sale	3,399	1,432
Accretion of discount on acquired loans	(2)	(2)
Accretion of deferred loan fees / costs	(1,560)	(1,117)
Amortization of core deposit intangible asset	110	139
Amortization of debt issuance costs	17	18
Stock-based compensation expense	289	138
Bank owned life insurance income	(408)	(341)
Depreciation and amortization of premises and equipment	811	800
Loss on sales of foreclosed assets	3	-
Deferred income tax benefit	62	99
(Increase) decrease in operating assets and (decrease) increase in operating liabilities:
Loans held-for-sale	861	41
Accrued interest receivable	(952)	1
Other assets	275	601
Accrued interest payable and other liabilities	(550)	(2,061)
Net cash from operating activities	12,716	7,428
Cash Flows (Used For) From Investing Activities:
Activity in securities available-for-sale:
Sales of securities available-for-sale	59,459	33,681
Maturities, payments, calls of securities available-for-sale	12,092	10,610
Purchases of securities available-for-sale	(70,982)	(13,562)
Activity in securities held-to-maturity:
Maturities, payments, calls of securities held-to-maturity	1,146	1,115
Loan principal originations, net	(47,863)	(30,014)
Proceeds from sale of foreclosed assets	24	3
Purchases of premises and equipment	(767)	(1,120)
Redemption of restricted equity securities, net	2,394	907
Net cash (used for) from investing activities	(44,497)	1,620
Cash Flows From Financing Activities:
Net increase in deposits	90,693	163,107
Net decrease in securities sold under agreements to repurchase	(1,434)	(2,143)
Repayment of Federal Home Loan Bank advances	(55,000)	(25,000)
Proceeds from exercise of common stock options	192	158
Purchase of treasury stock	(115)	(118)
Sale of treasury stock	752	165
Cash dividends	(4,191)	(3,833)
Net cash from financing activities	30,897	132,336
Net Change In Cash And Cash Equivalents	(884)	141,384
Cash and Cash Equivalents At Beginning Of Period	185,744	72,547
Cash and Cash Equivalents At End Of Period	$184,860	$213,931

Supplemental Disclosures Of Cash Flows Information:
Cash Payments For:
Interest paid to depositors	$16,570	$14,384
Interest paid on borrowings	$1,990	$2,752
Non-cash investing and financing activities:
Transfer of loans to foreclosed assets	$28	$850
Restricted stock grant	$3,156	$-

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

These interim consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and, therefore, certain information and note disclosures normally presented in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) have been omitted or abbreviated. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes as of December 31, 2024, which are contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

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

Note 2 – Reclassifications

Certain prior period amounts have been reclassified to conform to the presentation used in 2025. These reclassifications had no material effect on the operations, financial condition or cash flows of the Company.

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

The reconciliation of the components of the basic and diluted earnings per share is as follows (amounts in thousands):

	For the Three Months
	Ended March 31,
	2025	2024
Net earnings available to common shareholders	$8,458	$5,810
Weighted average common shares outstanding	7,740,082	7,662,887
Dilutive effect of stock options	65,025	77,294
Diluted common shares	7,805,107	7,740,181
Basic earnings per common share	$1.09	$0.76
Diluted earnings per common share	$1.08	$0.75

Note 4 – Investment Securities

The following tables summarize the amortized cost and fair value of securities available-for-sale and securities held-to-maturity and the corresponding amounts of unrealized gains and losses recognized in accumulated other comprehensive loss at March 31, 2025 and December 31, 2024 (amounts in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2025:
Securities available-for-sale:
Residential mortgage-backed	$500,600	$1,041	$(49,315)	$452,326
U.S. treasury securities	50,005	-	(2,808)	47,197
U.S. govt. sponsored enterprises	42,590	-	(2,919)	39,671
State, county, and municipal	78,861	3	(9,905)	68,959
Corporate debt obligations	14,704	16	(1,194)	13,526
Total available-for-sale	$686,760	$1,060	$(66,141)	$621,679

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2025:
Securities held-to-maturity:
Residential mortgage-backed	$58,172	$-	$(11,156)	$47,016
State, county, and municipal	62,774	-	(11,364)	51,410
Total held-to-maturity	$120,946	$-	$(22,520)	$98,426

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2024:
Securities available-for-sale:
Residential mortgage-backed	$457,157	$-	$(58,415)	$398,742
U.S. treasury securities	90,508	-	(5,844)	84,664
U.S. govt. sponsored enterprises	49,354	-	(3,818)	45,536
State, county, and municipal	77,158	-	(10,544)	66,614
Corporate debt obligations	16,714	3	(1,409)	15,308
Total available-for-sale	$690,891	$3	$(80,030)	$610,864

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2024:
Securities held-to-maturity:
Residential mortgage-backed	$59,274	$-	$(12,786)	$46,488
State, county, and municipal	62,787	-	(12,337)	50,450
Total held-to-maturity	$122,061	$-	$(25,123)	$96,938

The unrecognized losses on held-to-maturity investment securities presented in the table above do not include unrecognized losses on securities that were transferred from available-for-sale to held-to-maturity totaling $2.21 million at March 31, 2025 and $2.28 million at December 31, 2024. These unrecognized losses that were transferred in 2022 are included as a separate component of stockholders' equity and are being amortized over the remaining term of the securities.

The Company has a zero loss expectation for its HTM securities portfolio, except for U.S. State and Municipal securities, and therefore it is not required to estimate an allowance for credit losses related to these securities. For HTM securities that do not have a zero loss expectation, the allowance for credit losses is based on the security’s amortized cost, excluding interest receivable, and represents the portion of the amortized cost that the Company does not expect to collect over the life of the security. The allowance for credit losses is determined using average industry credit ratings and historical loss experience, and is initially recognized upon acquisition of the securities, and subsequently remeasured on a recurring basis. The Company evaluates available for sale (AFS) debt securities that experienced a decline in fair value below amortized cost for credit impairment. In performing an assessment of whether any decline in fair value is due to a credit loss, the Company considers the extent to which the fair value is less than the amortized cost, changes in credit ratings, any adverse economic conditions, as well as all relevant information at the individual security level, such as credit deterioration of the issuer, explicit or implicit guarantees by the federal government or collateral underlying the security. If it is determined that the decline in fair value was due to credit losses, an allowance for credit losses is recorded, limited to the amount the fair value is less than the amortized cost basis. The non-credit related decrease in the fair value, such as a decline due to changes in market interest rates, is recorded in other comprehensive income (loss), net of tax. The Company recognizes a credit related loss if the Company has the intent to sell the security, or it is more likely than not that the Bank will be required to sell the security before recovery of its amortized cost.

The following tables summarize securities with unrealized and unrecognized losses as of March 31, 2025 and December 31, 2024 aggregated by major security type and length of time in a continuous unrealized or unrecognized loss position (amounts in thousands):

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2025:
Securities available-for-sale:
Residential mortgage-backed	$65,563	$1,345	$292,536	$47,970	$358,099	$49,315
U.S. treasury securities	-	-	47,197	2,808	47,197	2,808
U.S. govt. sponsored enterprises	-	-	39,671	2,919	39,671	2,919
State, county & municipal	9,484	229	57,540	9,676	67,024	9,905
Corporate debt obligations	455	10	11,091	1,184	11,546	1,194
Total available-for-sale	$75,502	$1,584	$448,035	$64,557	$523,537	$66,141

Securities held-to-maturity:
Residential mortgage-backed	$-	$-	$47,016	$11,156	$47,016	$11,156
State, county & municipal	-	-	46,065	11,364	46,065	11,364
Total held-to-maturity	$-	$-	$93,081	$22,520	$93,081	$22,520

December 31, 2024:
Securities available-for-sale:
Residential mortgage-backed	$87,690	$2,319	$307,788	$56,096	$395,478	$58,415
U.S. treasury securities	-	-	84,664	5,844	84,664	5,844
U.S. govt. sponsored enterprises	-	-	45,536	3,818	45,536	3,818
State, county & municipal	9,075	296	57,539	10,248	66,614	10,544
Corporate debt obligations	455	7	12,886	1,402	13,341	1,409
Total available-for-sale	$97,220	$2,622	$508,413	$77,408	$605,633	$80,030

Securities held-to-maturity:
Residential mortgage-backed	$-	$-	$46,488	$12,786	$46,488	$12,786
State, county & municipal	-	-	45,105	12,337	45,105	12,337
Total held-to-maturity	$-	$-	$91,593	$25,123	$91,593	$25,123

The Company owned a total of 308 securities with unrealized losses of $88.7 million at March 31, 2025. The unrealized losses were primarily attributable to changes in interest rates, rather than deterioration in credit quality. The individual securities are each investment grade securities. The Company considers factors such as the financial condition of the issuer including credit ratings and specific events affecting the operations of the issuer, volatility of the security, underlying assets that collateralize the debt security, and other industry and macroeconomic conditions. The Company does not intend to sell these securities, and it is more likely than not that the Company will not be required to sell these securities before recovery of the amortized cost. The issuers of these securities continue to make timely principal and interest payments under the contractual terms of the securities. As such, there is no allowance for credit losses on available for sale or held to maturity securities recognized as of March 31, 2025 and December 31, 2024. Accrued interest receivable is not included in available-for-sale security balances and is presented in accrued interest receivable on the consolidated statement of financial condition. Interest receivable on securities was approximately $2.9 million and $2.7 million as of March 31, 2025 and December 31, 2024, respectively, and was excluded from the estimate of credit losses.

As of March 31, 2025 and December 31, 2024, securities with a carrying value of approximately $321.0 million and $320.3 million, respectively, were pledged to secure public deposits as required by law. At March 31, 2025 and December 31, 2024, the carrying value of securities pledged to secure repurchase agreements was approximately $27.7 million and $23.5 million, respectively.

During the three months ended March 31, 2025, the Company sold investment securities for proceeds of $59.5 million and realized losses of $3.4 million. The net loss consisted of no gross gains and gross losses of $3.4 million. During the three months ended March 31, 2024, the Company sold investment securities for proceeds of $33.7 million and realized losses of $1.4 million. The net loss consisted of gross gains of $44.0 thousand and gross losses of $1.5 million.

The amortized cost and estimated fair value of debt securities at March 31, 2025 and December 31, 2024, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities for residential mortgage backed securities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties. These securities are therefore not presented by maturity classification.

	March 31, 2025		December 31, 2024
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)		(In Thousands)
Securities available-for-sale
Less than 1 year	$-	$-	$-	$-
1 to 5 years	80,393	75,648	126,223	117,711
5 to 10 years	38,458	34,876	37,944	34,030
After 10 years	67,309	58,829	69,567	60,381
	186,160	169,353	233,734	212,122
Residential mortgage-backed securities	500,600	452,326	457,157	398,742
Total available-for-sale	$686,760	$621,679	$690,891	$610,864

	March 31, 2025		December 31, 2024
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)		(In Thousands)
Securities held-to-maturity
5 to 10 years	$31,780	$26,561	$29,963	$24,466
After 10 years	30,994	24,849	32,824	25,984
	62,774	51,410	62,787	50,450
Residential mortgage-backed securities	58,172	47,016	59,274	46,488
Total held-to-maturity	$120,946	$98,426	$122,061	$96,938

Note 5 – Loans, Allowance for Credit Losses and Credit Quality

Major classifications of loans at March 31, 2025 and December 31, 2024 are summarized as follows (amounts in thousands):

	March 31, 2025		December 31, 2024
	Amount	% of Total	Amount	% of Total
Residential real estate:
Closed-end 1-4 family - first lien	$884,767	35.4%	$869,415	35.4%
Closed-end 1-4 family - junior lien	16,235	0.6%	14,145	0.6%
Multi-family	37,505	1.5%	19,651	0.8%
Total residential real estate	938,507	37.5%	903,211	36.8%
Commercial real estate:
Nonfarm nonresidential	655,039	26.2%	637,589	26.0%
Farmland	76,952	3.1%	75,184	3.1%
Total commercial real estate	731,991	29.3%	712,773	29.1%
Construction and land development:
Residential	101,711	4.1%	101,986	4.2%
Other	171,429	6.9%	190,955	7.8%
Total construction and land development	273,140	11.0%	292,941	12.0%
Home equity lines of credit	131,574	5.3%	124,064	5.1%
Commercial loans:
Other commercial loans	299,312	12.0%	291,762	11.9%
Agricultural	77,872	3.1%	76,348	3.1%
State, county, and municipal loans	32,889	1.1%	33,847	1.2%
Total commercial loans	410,073	16.2%	401,957	16.2%
Consumer loans	59,424	2.4%	60,522	2.5%
Total gross loans	2,544,709	101.7%	2,495,468	101.7%
Allowance for credit losses	(33,798)	-1.4%	(32,088)	-1.3%
Net discounts	(11)	0.0%	(13)	0.0%
Net deferred loan fees	(8,455)	-0.3%	(8,633)	-0.4%
Net loans	$2,502,445	100.0%	$2,454,734	100.0%

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

	Real Estate Mortgage Loans
			Construction	Home equity
			and land	lines
Allowance for Credit Losses	Residential	Commercial	development	of credit	Commercial	Consumer	Total
Balance - December 31, 2024	$7,690	$10,629	$4,299	$1,887	$7,072	$511	$32,088
Provision for credit losses	302	1,254	(817)	122	758	67	1,686
Loan charge-offs	-	-	-	-	(96)	(41)	(137)
Loan recoveries	11	3	-	9	121	17	161
Balance - March 31, 2025	$8,003	$11,886	$3,482	$2,018	$7,855	$554	$33,798

Individually evaluated	$11	$874	$-	$-	$586	$34	$1,505
Collectively evaluated	7,992	11,012	3,482	2,018	7,269	520	32,293
Total	$8,003	$11,886	$3,482	$2,018	$7,855	$554	$33,798

Loans:
Individually evaluated	$5,061	$4,388	$1	$142	$586	$34	$10,212
Collectively evaluated	933,446	727,603	273,139	131,432	409,487	59,390	2,534,497
Total	$938,507	$731,991	$273,140	$131,574	$410,073	$59,424	$2,544,709

	Real Estate Mortgage Loans
			Construction	Home equity
			and land	lines
Allowance for Credit Losses	Residential	Commercial	development	of credit	Commercial	Consumer	Total
Balance - December 31, 2023	$7,233	$10,530	$4,646	$1,078	$4,906	$598	$28,991
Provision for credit losses	264	1,211	(738)	143	367	62	1,309
Loan charge-offs	-	(249)	(19)	(50)	(88)	(61)	(467)
Loan recoveries	-	2	-	-	16	5	23
Balance - March 31, 2024	$7,497	$11,494	$3,889	$1,171	$5,201	$604	$29,856

Ending balance:
Individually evaluated	$11	$278	$-	$-	$302	$34	$625
Collectively evaluated	7,486	11,216	3,889	1,171	4,899	570	29,231
Total	$7,497	$11,494	$3,889	$1,171	$5,201	$604	$29,856

Loans:
Individually evaluated	$2,396	$1,956	$5	$202	$337	$34	$4,930
Collectively evaluated	820,734	660,245	264,511	103,441	368,168	55,875	2,272,974
Total	$823,130	$662,201	$264,516	$103,643	$368,505	$55,909	$2,277,904

The Company's unfunded lending commitments are unconditionally cancellable and therefore no allowance for credit losses has been recorded. In the event that collection of principal becomes uncertain, the Company has policies in place to reverse accrued interest in a timely manner. Therefore, the Company has made a policy election to exclude accrued interest from the measurement of the allowance for credit losses. Accrued interest on loans of $14.0 million and $13.2 million at March 31, 2025 and December 31, 2024, respectively, was included in accrued interest receivable and was excluded from the estimate of credit losses.

The following tables present the amortized cost basis of collateral dependent loans as of March 31, 2025 and December 31, 2024, by class of loans (amounts in thousands).

As of March 31, 2025
Collateral Dependent Loans	Real Estate	Equipment	Vehicles	Raw Land	Total	Allowance for Credit Losses
Mortgage loans on real estate:
Residential	$5,061	$-	$-	$-	$5,061	$11
Commercial real estate	4,388	-	-	-	4,388	874
Construction and land development	-	-	-	1	1	-
Total mortgage loans on real estate	9,449	-	-	1	9,450	885
Home equity lines of credit	142	-	-	-	142	-
Commercial loans	-	586	-	-	586	586
Consumer loans	-	-	34	-	34	34
Total Loans	$9,591	$586	$34	$1	$10,212	$1,505

As of December 31, 2024
Collateral Dependent Loans	Real Estate	Equipment	Vehicles	Raw Land	Total	Total
Mortgage loans on real estate:
Residential	$4,365	$-	$-	$-	$4,365	$-
Commercial real estate	4,422	-	-	-	4,422	-
Construction and land development	-	-	-	120	120	-
Total mortgage loans on real estate	8,787	-	-	120	8,907	-
Home equity lines of credit	143	-	-	-	143	-
Commercial loans	-	74	-	-	74	74
Consumer loans	-	-	12	-	12	12
Total Loans	$8,930	$74	$12	$120	$9,136	$86

The following tables present the aging of the recorded investment in past due loans and non-accrual loans as of March 31, 2025 and December 31, 2024, by class of loans (amounts in thousands).

	Accruing Loans
As of March 31, 2025	Current	30-89 Days Past Due	90+ Days Past Due	Nonaccrual With ACL	Nonaccrual With No ACL	Total Loans
Mortgage loans on real estate:
Residential real estate	$928,026	$6,877	$-	$281	$3,323	$938,507
Commercial real estate	727,382	290	-	3,264	1,055	731,991
Construction and land development	272,526	608	-	-	6	273,140
Total mortgage loans on real estate	1,927,934	7,775	-	3,545	4,384	1,943,638
Home equity lines of credit	129,294	1,943	-	-	337	131,574
Commercial loans	409,346	650	-	-	77	410,073
Consumer loans	58,604	678	26	5	111	59,424
Total Loans	$2,525,178	$11,046	$26	$3,550	$4,909	$2,544,709

	Accruing Loans
As of December 31, 2024	Current	30-89 Days Past Due	90+ Days Past Due	Nonaccrual With ACL	Nonaccrual With No ACL	Total Loans
Mortgage loans on real estate:
Residential real estate	$894,901	$4,807	$-	$28	$3,475	$903,211
Commercial real estate	708,418	-	-	-	4,355	712,773
Construction and land development	292,564	215	-	-	162	292,941
Total mortgage loans on real estate	1,895,883	5,022	-	28	7,992	1,908,925
Home equity lines of credit	123,402	323	-	-	339	124,064
Commercial loans	401,203	694	-	-	60	401,957
Consumer loans	59,948	472	8	12	82	60,522
Total Loans	$2,480,436	$6,511	$8	$40	$8,473	$2,495,468

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

The following table presents loan balances classified by credit quality indicator, loan type and based on year of origination as of March 31, 2025 (amounts in thousands).

	2025	2024	2023	2022	2021	Prior	Revolving Loans	Total
Residential real estate
Pass	$42,879	$117,949	$244,721	$327,969	$101,125	$87,902	$4,585	$927,130
Special Mention	91	727	1,979	1,454	637	672	-	5,560
Substandard	-	918	1,206	1,985	122	1,586	-	5,817
Doubtful	-	-	-	-	-	-	-	-
Total residential real estate	$42,970	$119,594	$247,906	$331,408	$101,884	$90,160	$4,585	$938,507
Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-
Commercial real estate
Pass	$16,573	$89,573	$124,888	$207,207	$89,034	$174,430	$17,728	$719,433
Special Mention	-	1,085	-	761	376	5,806	-	8,028
Substandard	-	104	464	-	3,318	644	-	4,530
Doubtful	-	-	-	-	-	-	-	-
Total commercial real estate	$16,573	$90,762	$125,352	$207,968	$92,728	$180,880	$17,728	$731,991
Current-period gross charge-offs	$-	$-		$-	$-	$-	$-	$-
Construction and land development
Pass	$18,098	$118,375	$63,655	$45,087	$10,946	$5,077	$11,443	$272,681
Special Mention	-	128	206	90	-	28	-	452
Substandard	-	1	-	-	5	1	-	7
Doubtful	-	-	-	-	-	-	-	-
Total construction and land development	$18,098	$118,504	$63,861	$45,177	$10,951	$5,106	$11,443	$273,140
Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-
Home equity lines of credit
Pass	$-	$229	$656	$400	$-	$586	$128,664	$130,535
Special Mention	-	-	-	-	-	-	702	702
Substandard	-	-	-	-	-	-	337	337
Doubtful	-	-	-	-	-	-	-	-
Total home equity lines of credit	$-	$229	$656	$400	$-	$586	$129,703	$131,574
Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-
Commercial loans
Pass	$25,206	$67,885	$64,494	$48,770	$14,600	$29,105	$151,116	$401,176
Special Mention	-	95	215	3,042	-	3,856	990	8,198
Substandard	188	124	23	6	53	5	300	699
Doubtful	-	-	-	-	-	-	-	-
Total commercial loans	$25,394	$68,104	$64,732	$51,818	$14,653	$32,966	$152,406	$410,073
Current-period gross charge-offs	$-	$39	$-	$-	$-	$57	$-	$96
Consumer loans
Pass	$5,788	$19,577	$11,649	$8,871	$4,580	$4,794	$3,535	$58,794
Special Mention	94	39	16	109	27	67	22	374
Substandard	-	4	79	56	25	85	7	256
Doubtful	-	-	-	-	-	-	-	-
Total consumer loans	$5,882	$19,620	$11,744	$9,036	$4,632	$4,946	$3,564	$59,424
Current-period gross charge-offs	$-	$17	$-	$-	$24	$-	$-	$41
Total Loans
Pass	$108,544	$413,588	$510,063	$638,304	$220,285	$301,894	$317,071	$2,509,749
Special Mention	185	2,074	2,416	5,456	1,040	10,429	1,714	23,314
Substandard	188	1,151	1,772	2,047	3,523	2,321	644	11,646
Doubtful	-	-	-	-	-	-	-	-
Total loans	$108,917	$416,813	$514,251	$645,807	$224,848	$314,644	$319,429	$2,544,709
Current-period gross charge-offs	$-	$56	$-	$-	$24	$57	$-	$137

The following table presents loan balances classified by credit quality indicator, loan type and based on year of origination as of December 31, 2024 (amounts in thousands).

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

Loans and Mortgage Loans Held for Sale - The fair value of collateral-dependent loans with specific allocations of the allowance for loan losses is generally based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available for similar loans and collateral underlying such loans. Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge,changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business, resulting in a Level 3 fair value classification. Collateral-dependent loans are evaluated on a quarterly basis and adjusted in accordance with the allowance policy.

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

Assets and liabilities measured at fair value on a recurring basis – The only assets and liabilities measured at fair value on a recurring basis are our securities available-for-sale. Information related to the Company’s assets and liabilities measured at fair value on a recurring basis at March 31, 2025 and December 31, 2024 is as follows: (amounts in thousands)

	Fair Value Measurements At Reporting Date Using:
March 31, 2025	Fair Value	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Securities available-for-sale:
Residential mortgage -backed	$452,326	$-	$452,326	$-
U.S. treasury securities	47,197	-	47,197	-
U.S. government sponsored enterprises	39,671	-	39,671	-
State, county, and municipal	68,959	-	68,959	-
Corporate debt obligations	13,526	-	13,526	-
Totals	$621,679	$-	$621,679	$-

	Fair Value Measurements At Reporting Date Using:
December 31, 2024	Fair Value	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Securities available-for-sale:
Residential mortgage -backed	$398,742	$-	$398,742	$-
U.S. treasury securities	84,664	-	84,664	-
U.S. government sponsored enterprises	45,536	-	45,536	-
State, county, and municipal	66,614	-	66,614	-
Corporate debt obligations	15,308	-	15,308	-
Totals	$610,864	$-	$610,864	$-

The Company's policy is to recognize transfers in and transfers out of levels 1, 2, and 3 as of the end of a reporting period. There were no transfers between levels from December 31, 2024 to March 31, 2025.

Assets measured at fair value on a nonrecurring basis – The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. GAAP. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a nonrecurring basis are included in the table below as of March 31, 2025 and December 31, 2024 (amounts in thousands):

	Fair Value Measurements At Reporting Date Using:
March 31, 2025	Fair Value	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral dependent loans	$8,707	$-	$-	$8,707
Foreclosed assets	124	-	-	124
Totals	$8,831	$-	$-	$8,831

December 31, 2024	Fair Value	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral dependent loans	$9,050	$-	$-	$9,050
Foreclosed assets	130	-	-	130
Totals	$9,180	$-	$-	$9,180

The Company has estimated the fair values of these assets using Level 3 inputs, specifically the appraised value of the collateral. Individually evaluated loan balances represent those collateral dependent loans where management has estimated the credit loss by comparing the loan’s carrying value against the expected realizable fair value of the collateral dependent loan for the amount of the credit loss. For Level 3 assets measured at fair value on a non-recurring basis as of March 31, 2025 and December 31, 2024 for the valuation technique, we used appraisals. For the significant unobservable input, we used appraisal discounts, and weighted average input of 15-20% was used for the period ended March 31, 2025 and December 31, 2024.

The estimated fair values, and related carrying or notional amounts, of the Company’s financial instruments as of March 31, 2025 and December 31, 2024 are as follows (amounts in thousands):

		Estimated Fair Value
March 31, 2025	Carrying Amount	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$184,860	$184,860	$-	$-
Certificates of deposit in banks	4,217	-	4,217	-
Securities held-to-maturity	120,946	-	98,426	-
Securities available-for-sale	621,679	-	621,679	-
Loans held-for-sale	5,951	-	5,951	-
Loans receivable, net	2,502,445	-	2,480,643	8,707
Accrued interest receivable	16,917	-	16,917	-
Bank owned life insurance	50,200	-	50,200	-
Restricted equity securities	10,257	-	-	10,257
Financial liabilities:
Deposits	3,157,852	-	2,945,930	-
Securities sold under agreements to repurchase	21,230	-	21,230	-
Federal Home Loan Bank advances	150,000	-	150,005	-
Subordinated debentures	39,580	-	32,804	-
Accrued interest payable	1,800	-	1,800	-

		Estimated Fair Value
December 31, 2024	Carrying Amount	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$185,744	$185,744	$-	$-
Certificates of deposit in banks	4,218	-	4,218	-
Securities held-to-maturity	122,061	-	96,938	-
Securities available-for-sale	610,864	-	610,864	-
Loans held-for-sale	6,812	-	6,812	-
Loans receivable, net	2,454,734	-	2,422,481	9,050
Accrued interest receivable	15,965	-	15,965	-
Bank owned life insurance	49,791	-	49,791	-
Restricted equity securities	12,651	-	-	12,651
Financial liabilities:
Deposits	3,067,159	-	2,844,603	-
Securities sold under agreements to repurchase	22,664	-	22,664	-
Federal Home Loan Bank advances	205,000	-	205,017	-
Subordinated debentures	39,563	-	31,113	-
Accrued interest payable	2,363	-	2,363	-

The estimated fair values of the standby letters of credit and loan commitments on which the committed interest rate is less than the current market rate are insignificant as of March 31, 2025 and December 31, 2024.

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

Note 8 – Recently Issued Accounting Pronouncements

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

Note 9 – Defined Contribution Plan

The Company provides a 401(k) employee stock ownership plan (ESOP), which covers substantially all of the Company’s employees who are eligible, as to age and length of service. A participant may elect to make contributions up to $23.5 thousand and $23.0 thousand of the participant’s annual compensation in 2025 and 2024, respectively. The Company makes contributions up to 3% of each participant’s annual compensation and the Company matches 50% of the next 2% contributed by the employee. Contributions to the plan by the Company were approximately $253 thousand and $211 thousand for the three months ended March 31, 2025 and 2024, respectively. Outstanding shares of the Company’s common stock allocated to participants at March 31, 2025 and December 31, 2024 totaled 202,084 shares and 182,822 shares, respectively, and there were no unallocated shares. These shares are treated as outstanding for purposes of calculating earnings per share and dividends on these shares are included in the Consolidated Statements of Stockholders’ Equity.

The Company’s ESOP includes a put option for shares of the Company’s common stock distributed from the ESOP. Shares are distributed from the ESOP primarily to separate vested participants and certain eligible participants who elect to diversify their account balances. Since the Company’s common stock is not currently traded on an established securities market, if the owners of distributed shares desire to sell their shares, the Company is required to purchase the shares at fair value during two put option periods following the distribution of the shares from the ESOP. The first put option period is within sixty days following the distribution of the shares from the ESOP. The second put option period begins on the first day of the fifth month of the plan year for a sixty day period. The fair value of distributed shares subject to the put option totaled $0 as of March 31, 2025 and December 31, 2024. The cost of the ESOP shares totaled $5.71 million and $5.10 million as of March 31, 2025 and December 31, 2024, respectively. Due to the Company’s obligation under the put option, the distributed shares and ESOP shares are classified as temporary equity in the mezzanine section of the consolidated statements of financial condition and totaled $5.71 million and $5.10 million as of March 31, 2025 and December 31, 2024, respectively. The fair value of the ESOP shares totaled $7.98 million and $7.22 million as of March 31, 2025 and December 31, 2024, respectively.

Note 10 – Loans Held for Sale

The Company has entered into agreements with secondary market investors to deliver loans on a “best efforts delivery” basis. When a rate is committed to a borrower, it is based on the best price that day and locked with the investor for the customer for a thirty day period. In the event the loan is not delivered to the investor, the Company has no risk or exposure with the investor. The fair values of the Company’s agreements with investors and rate lock commitments to customers as of March 31, 2025 and December 31, 2024, respectively, were not material.

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

Lease Right-of-Use Assets	Classification on Consolidated Statement of Condition	March 31, 2025	December 31, 2024
Operating lease right-of-use assets	Other Assets	$2,568	$2,691

Lease Liabilities	Classification on Consolidated Statement of Condition	March 31, 2025	December 31, 2024
Operating lease liabilities	Accrued interest payable and other liabilities	$2,719	$2,841

	March 31, 2025	December 31, 2024
Weighted-average remaining lease term for operating leases	8.56 Years	8.48 Years
Weighted-average discount rate for operating leases	6.00%	6.00%

Future minimum payments for operating leases with initial or remaining terms of one year or more as of March 31, 2025 are as follows:

Operating Leases
April 1, 2025 - March 31, 2026	$649
April 1, 2026 - March 31, 2027	459
April 1, 2027 - March 31, 2028	403
April 1, 2028 - March 31, 2029	333
April 1, 2029 - March 31, 2030	214
Afterward	1,491
Total future minimum lease payments	3,549
Amounts representing interest	(830)
Present value of net future minimum lease payments	$2,719

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with our condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q, as well as our audited consolidated financial statements and related notes thereto for the year ended December 31, 2024, which are contained in the Annual Report on Form 10-K for the year ended December 31, 2024. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions that could cause actual results to differ materially from our expectations. Factors that could cause such differences are discussed in our 2024 Annual Report on Form 10-K under “Part I, Item 1A - Risk Factors.” We assume no obligation to update any of these forward-looking statements.

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

Our Business

We are a bank holding company headquartered in Prattville, Alabama. We engage in the business of banking through our wholly-owned banking subsidiary, River Bank & Trust, which we may refer to as the “Bank” or “River Bank.” Through the Bank, we provide a broad array of financial services to businesses, business owners, professionals, and consumers. As of March 31, 2025, we operated twenty-three full-service banking offices in Alabama in the cities of Montgomery, Prattville, Millbrook, Wetumpka, Auburn, Opelika, Gadsden, Alexander City, Daphne, Clanton, Dothan, Enterprise, Mobile, Decatur, Huntsville, Saraland, and Birmingham, Alabama. We also have one loan production office in Florence, Alabama which converted to full-service in April 2025.

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

Overview of First Quarter 2025 Results

Net income was $8.5 million in the quarter ended March 31, 2025, compared with $5.8 million in the quarter ended March 31, 2024. Several significant measures from the 2025 first quarter include:

•
Net interest margin (taxable equivalent) of 3.31%, compared with 2.76% for the first quarter of 2024.
•
Net interest income increase of $6.3 million for the quarter ended March 31, 2025, representing a 28.57% rate of increase over the quarter ended March 31, 2024.
•
Annualized return on average earning assets for the quarter ended March 31, 2025 of 0.99% compared with 0.73% for the quarter ended March 31, 2024.
•
Annualized return on average equity for the quarter ended March 31, 2025 of 14.34% compared with 11.61% for the quarter ended March 31, 2024.
•
Loan increase of $49.4 million during the quarter ended March 31, 2025, representing a 7.95% annualized growth rate.
•
Securities increase of $9.7 million during the quarter ended March 31, 2025, representing a 5.29% annualized increase for the quarter.
•
Deposit increase of $90.7 million during the quarter ended March 31, 2025, representing a 11.83% annualized growth rate.
•
Stockholders’ equity increase of $16.0 million during the quarter ended March 31, 2025, representing a 28.22% annualized increase.
•
Book value per share of $32.05 at March 31, 2025, compared with $30.43 per share at December 31, 2024.
•
Tangible book value per share of $28.36 at March 31, 2025, compared with $26.67 at December 31, 2024.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared based on the application of certain accounting policies, the most significant of which are described in the notes to the financial statements for the year ended December 31, 2024, which are contained in our Annual Report filed on Form 10-K. Certain of these policies require numerous estimates and strategic or economic assumptions that may prove inaccurate or subject to variation and may significantly affect our reported results and financial position for the current period or future periods. The use of estimates, assumptions, and judgment is necessary when financial assets and liabilities are required to be recorded at or adjusted to reflect fair value. Assets carried at fair value inherently result in more financial statement volatility. Fair values and information used to record valuation adjustments for certain assets and liabilities are based on quoted market prices or are provided by other independent third-party sources, when available. When such information is not available, management estimates valuation adjustments. Changes in underlying factors, assumptions or estimates in any of these areas could have a material impact on our future financial condition and results of operations.

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

Comparison of the Results of Operations for the three months ended March 31, 2025 and 2024

The following is a narrative discussion and analysis of significant changes in our results of operations for the three months ended March 31, 2025 compared to the three months ended March 31, 2024.

Net Income

During the three months ended March 31, 2025, our net income was $8.5 million, compared to $5.8 million for the three months ended March 31, 2024, an increase of $2.7 million, or 45.58%. The primary reason for the increase in net income for the first quarter of 2025 as compared to the first quarter of 2024 was an increase in net interest income offset by a decrease in noninterest income. During the three months ended March 31, 2025, net interest income was $27.8 million compared to $21.6 million for the three months ended March 31, 2024, an increase of $6.2 million, or 28.57%. This increase is a result of higher yields on new and repricing loans. Total noninterest income for the first three months of 2025 was $1.9 million compared to $2.6 million in the first three months of 2024. This decrease in noninterest income was primarily the result of a $3.4 million loss on sales of investment securities during the three months ended March 31, 2025 compared to a $1.4 million loss on sales of investment securities for the three months ended March 31, 2024. Total noninterest expense in the first quarter of 2025 increased $1.6 million, or 10.33%, from the first quarter of 2024. The most significant increases were an increase of $958 thousand thousand in the legal and other professional services line item with $913.2 thousand of the increase as a result of one time professional fees paid for vendor contract negotiations along with a $567.0 thousand increase in salaries and employee benefits.

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

Comparison of net interest income for the three months ended March 31, 2025 and 2024

The following table shows, for the three months ended March 31, 2025 and 2024, the average balances of each principal category of our earning assets and interest bearing liabilities and the average taxable equivalent yields on assets and average costs of liabilities. These yields and costs are calculated by dividing the income or expense by the average daily balance of the associated assets or liabilities (amounts in thousands).

	Three Months Ended March 31, 2025			Three Months Ended March 31, 2024
		Interest			Interest
	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Yield/Rate	Balance	Expense	Yield/Rate
Interest earning assets
Loans	$2,509,015	$39,994	6.46%	$2,253,010	$33,998	6.07%
Mortgage loans held for sale	5,698	76	5.44%	4,422	58	5.29%
Investment securities:
Taxable securities	743,819	4,669	2.55%	743,201	3,390	1.83%
Tax-exempt securities	67,544	511	3.07%	65,266	459	2.83%
Interest bearing balances in other banks	88,483	999	4.58%	68,460	932	5.46%
Federal funds sold	16,278	181	4.51%	30,559	419	5.51%
Total interest earning assets	$3,430,837	$46,430	5.49%	$3,164,918	$39,256	4.99%

Interest bearing liabilities
Interest bearing transaction accounts	$736,095	$2,833	1.56%	$682,062	$2,852	1.68%
Savings and money market accounts	1,006,245	6,538	2.64%	906,427	6,111	2.71%
Time deposits	701,689	7,035	4.07%	561,902	5,681	4.07%
Short-term borrowings	20,882	172	3.34%	14,986	132	3.53%
Federal Home Loan Bank advances	150,611	1,472	3.96%	212,692	2,257	4.27%
Subordinated debentures	40,000	413	4.19%	40,000	418	4.20%
Total interest bearing liabilities	$2,655,522	$18,463	2.82%	$2,418,069	$17,451	2.89%
Noninterest-bearing funding of earning assets	775,315	-	0.00%	746,849	-	0.00%
Total cost of funding earning assets	$3,430,837	$18,463	2.18%	$3,164,918	$17,451	2.21%
Net interest rate spread			2.67%			2.09%
Net interest income/margin (taxable equivalent)		$27,967	3.31%		$21,805	2.76%
Tax equivalent adjustment		(217)			(221)
Net interest income/margin		$27,750	3.28%		$21,584	2.74%

The following table reflects, for the three months ended March 31, 2025 and 2024, the changes in our net interest income due to variances in the volume of interest earning assets and interest bearing liabilities and variances in the associated rates earned or paid on these assets and liabilities (amounts in thousands).

	Three Months Ended March 31, 2025 vs.
	Three Months Ended March 31, 2024
		Variance
		due to
	Volume	Yield/Rate	Total
Interest earning assets
Loans	$3,583	$2,413	$5,996
Mortgage loans held for sale	16	2	18
Investment securities:
Taxable securities	(42)	1,321	1,279
Tax-exempt securities	12	40	52
Interest bearing balances in other banks	259	(192)	67
Federal funds sold	(198)	(40)	(238)
Total interest earning assets	$3,630	$3,544	$7,174

Interest bearing liabilities
Interest bearing transaction accounts	$224	$(243)	$(19)
Savings and money market accounts	667	(240)	427
Time deposits	1,404	(50)	1,354
Short-term borrowings	51	(11)	40
Federal Home Loan Bank advances	(660)	(125)	(785)
Subordinated debentures	-	(5)	(5)
Total interest bearing liabilities	$1,686	$(674)	$1,012

Net interest income
Net interest income (taxable equivalent)	$1,944	$4,218	$6,162
Taxable equivalent adjustment	-	4	4
Net interest income	$1,944	$4,222	$6,166

Total interest income for the three months ended March 31, 2025 was $46.2 million and total interest expense was $18.5 million, resulting in net interest income of $27.8 million for the period. For the same period of 2024, total interest income was $39.0 million and total interest expense was $17.5 million, resulting in net interest income of $21.6 million for the period. This represents a 28.57% increase in net interest income when comparing the same period from 2025 and 2024. When comparing the variances related to interest income for the three months ended March 31, 2025 and 2024, the increase was primarily attributed to increases in average volumes in loans and loan yields. The volume related increase in interest income for the three months ended March 31, 2025 was accompanied by an increase in the yield on loans and investment securities. When comparing variances related to interest expense for the three months ended March 31, 2025 and 2024, the increase primarily resulted from an increase in deposits with the largest increase in time deposits.

Provision for Credit Losses

The provision for credit losses represents a charge to earnings necessary to establish an allowance for credit losses that, in management's evaluation, is adequate to provide coverage for all expected credit losses. As a result of evaluating the allowance for credit losses at March 31, 2025, management recorded a provision for credit losses of $1.69 million in the first quarter of 2025 compared to $1.31 million in the first quarter of 2024. The increased provision for credit losses allocated was primarily due to the growth of our overall loan portfolio. In management’s evaluation, our allowance for credit losses reflects an amount we believe appropriate, based on our allowance assessment methodology, to adequately cover all expected future losses as of the date the allowance is determined.

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

The following table sets forth the principal components of noninterest income for the periods indicated (amounts in thousands).

	For the Three Months
	Ended March 31,
	2025	2024
Service charges and fees	$2,134	$1,985
Investment brokerage revenue	295	191
Mortgage operations	1,031	953
Bank owned life insurance income	408	341
Net loss on sales of investment securities	(3,399)	(1,432)
Other noninterest income	1,391	524
Total noninterest income	$1,860	$2,562

Noninterest income for the three months ended March 31, 2025 was $1.9 million compared to $2.6 million for the same period in 2024. The most significant decrease in noninterest income was due to to an increase in the loss on sales of investment securities while the most significant increase was an overall $867 thousand increase in other noninterest income with $902 thousand of the income coming as a result of one time contract revenue negotiations.

Noninterest Expense

Noninterest expenses consist primarily of salaries and employee benefits, building occupancy and equipment expenses, advertising and promotion expenses, data processing expenses, legal and professional services and miscellaneous other operating expenses.

The following table sets forth the principal components of noninterest expense for the periods indicated (amounts in thousands).

	For the Three Months
	Ended March 31,
	2025	2024
Salaries and employee benefits	$9,758	$9,191
Occupancy expenses	1,022	981
Equipment rentals, depreciation, and maintenance	547	524
Telephone and communications	112	126
Advertising and business development	256	249
Data processing	1,129	1,026
Foreclosed assets, net	14	35
Federal deposit insurance and other regulatory assessments	778	724
Legal and other professional services	1,310	352
Other operating expense	1,935	2,074
Total noninterest expense	$16,861	$15,282

Noninterest expense for the three months ended March 31, 2025 totaled $16.9 million compared with $15.3 million for the same period of 2024. The overall increase was primarily a result of legal and other professional services and salaries and employee benefits. Legal and other professional services increased $958 thousand, or 272.16%, to $1.3 million in the first quarter of 2025 from $352 thousand in the first quarter of 2024. Salaries and employee benefits increased $567.0 thousand, or 6.17%, to $9.76 million in the first quarter of 2025 from $9.19 million in the first quarter of 2024.

Provision for Income Taxes

We recognized income tax expense of $2.6 million for the three months ended March 31, 2025, compared to $1.7 million for the three months ended March 31, 2024. The effective tax rate for the three months ended March 31, 2025 was 23.5% compared to 23.1% for the same period in 2024. The effective tax rate is affected by levels of items of income that are not subject to federal and/or state taxation and by levels of items of expense that are not deductible for federal and/or state income tax purposes.

Comparison of Financial Condition at March 31, 2025 and December 31, 2024

Overview

Our total assets increased $50.4 million, or 1.41%, from December 31, 2024 to March 31, 2025. Loans, net of deferred fees and discounts, increased $49.4 million, or 1.99%, from December 31, 2024 to March 31, 2025. Securities available-for-sale increased by $10.8 million, or 1.77%, and securities held-to-maturity decreased by $1.1 million, or 0.91%, from December 31, 2024 to March 31, 2025, respectively. Cash and cash equivalents decreased $884.0 thousand, or 0.48% from December 31, 2024 to March 31, 2025. Total deposits increased $90.7 million, or 2.96%, from December 31, 2024 to March 31, 2025 which funded a majority of our loan growth. Total stockholders’ equity increased $16.0 million, or 7.06% from December 31, 2024 to March 31, 2025.

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

During the three months ended March 31, 2025, we purchased investment securities totaling $71.0 million and sold investment securities with proceeds received of $59.5 million including net realized losses of $3.4 million.

The following tables summarize the amortized cost, gross unrealized gains, gross unrealized losses, and fair value of debt securities at March 31, 2025 and December 31, 2024 (amounts in thousands).

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2025:
Securities available-for-sale:
Residential mortgage-backed	$500,600	$1,041	$(49,315)	$452,326
U.S. treasury securities	50,005	-	(2,808)	47,197
U.S. govt. sponsored enterprises	42,590	-	(2,919)	39,671
State, county, and municipal	78,861	3	(9,905)	68,959
Corporate debt obligations	14,704	16	(1,194)	13,526
Total available-for-sale	$686,760	$1,060	$(66,141)	$621,679

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2025:
Securities held-to-maturity:
Residential mortgage-backed	$58,172	$-	$(11,156)	$47,016
State, county, and municipal	62,774	-	(11,364)	51,410
Total held-to-maturity	$120,946	$-	$(22,520)	$98,426

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2024:
Securities available-for-sale:
Residential mortgage-backed	$457,157	$-	$(58,415)	$398,742
U.S. treasury securities	90,508	-	(5,844)	84,664
U.S. govt. sponsored enterprises	49,354	-	(3,818)	45,536
State, county, and municipal	77,158	-	(10,544)	66,614
Corporate debt obligations	16,714	3	(1,409)	15,308
Total available-for-sale	$690,891	$3	$(80,030)	$610,864

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2024:
Securities held-to-maturity:
Residential mortgage-backed	$59,274	$-	$(12,786)	$46,488
State, county, and municipal	62,787	-	(12,337)	50,450
Total held-to-maturity	$122,061	$-	$(25,123)	$96,938

Loans

Loans are the largest category of interest earning assets and typically provide higher yields than other types of interest earning assets. Associated with the higher loan yields are the inherent credit and liquidity risks which management attempts to control and counterbalance. Total loans averaged $2.51 billion during the three months ended March 31, 2025, or 73.1% of average interest earning assets, as compared to $2.25 billion, or 71.2% of average interest earning assets, for the three months ended March 31, 2024. At March 31, 2025, total loans were $2.54 billion, compared to $2.49 billion at December 31, 2024, an increase of $49.4 million, or 1.99%.

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

The following table provides a summary of the loan portfolio as of March 31, 2025, and December 31, 2024.

	March 31, 2025		December 31, 2024
	Amount	% of Total	Amount	% of Total
Residential real estate:
Closed-end 1-4 family - first lien	$884,767	35.4%	$869,415	35.4%
Closed-end 1-4 family - junior lien	16,235	0.6%	14,145	0.6%
Multi-family	37,505	1.5%	19,651	0.8%
Total residential real estate	938,507	37.5%	903,211	36.8%
Commercial real estate:
Nonfarm nonresidential	655,039	26.2%	637,589	26.0%
Farmland	76,952	3.1%	75,184	3.1%
Total commercial real estate	731,991	29.3%	712,773	29.1%
Construction and land development:
Residential	101,711	4.1%	101,986	4.2%
Other	171,429	6.9%	190,955	7.8%
Total construction and land development	273,140	11.0%	292,941	12.0%
Home equity lines of credit	131,574	5.3%	124,064	5.1%
Commercial loans:
Other commercial loans	299,312	12.0%	291,762	11.9%
Agricultural	77,872	3.1%	76,348	3.1%
State, county, and municipal loans	32,889	1.1%	33,847	1.2%
Total commercial loans	410,073	16.2%	401,957	16.2%
Consumer loans	59,424	2.4%	60,522	2.5%
Total gross loans	2,544,709	101.7%	2,495,468	101.7%
Allowance for credit losses	(33,798)	-1.4%	(32,088)	-1.3%
Net discounts	(11)	0.0%	(13)	0.0%
Net deferred loan fees	(8,455)	-0.3%	(8,633)	-0.4%
Net loans	$2,502,445	100.0%	$2,454,734	100.0%

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

Real estate loans are the largest component of our loan portfolio and include residential real estate loans, commercial real estate loans, and construction and land development loans. At March 31, 2025, this category totaled $1.94 billion, or 76.38% of total gross loans, compared to $1.91 billion, or 76.50%, at December 31, 2024. Real estate loans increased $34.7 million, or 1.82%, during the period December 31, 2024 to March 31, 2025. Commercial loans increased $8.1 million, or 2.02% during the same period. Our management team and lending officers have a great deal of experience and expertise in real estate lending and commercial lending.

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

The repayment of loans is a source of additional liquidity for us. The following table sets forth our variable rate and fixed rate loans maturing within specific intervals at March 31, 2025.

LOAN MATURITY AND SENSITIVITY TO CHANGES IN INTEREST RATES

		Over one	Over five
	One year	year through	years through	Over fifteen
Variable Rate Loans:	or less	five years	fifteen years	years	Total
Residential real estate:
Closed-end 1-4 family - first lien	$6,751	$7,431	$7,661	$508,565	$530,408
Closed-end 1-4 family - junior lien	1,077	689	186	-	1,952
Multi-family	-	19,573	-	-	19,573
Total residential real estate	7,828	27,693	7,847	508,565	551,933
Commercial real estate:
Nonfarm nonresidential	12,616	27,458	7,080	-	47,154
Farmland	1,081	3,797	-	250	5,128
Total commercial real estate	13,697	31,255	7,080	250	52,282
Construction and land development:
Residential	21,985	1,806	91	26,121	50,003
Other	38,987	12,832	1,023	13,349	66,191
Total construction and land development	60,972	14,638	1,114	39,470	116,194
Home equity lines of credit	10,585	4,549	97,313	-	112,447
Commercial loans:
Other commercial loans	85,697	28,708	11,973	-	126,378
Agricultural	53,085	1,855	-	-	54,940
State, county, and municipal loans	89	-	-	-	89
Total commercial loans	138,871	30,563	11,973	-	181,407
Consumer loans	2,210	681	213	-	3,104
Total gross variable rate loans	$234,163	$109,379	$125,540	$548,285	$1,017,367

		Over one	Over five
	One year	year through	years through	Over fifteen
Fixed Rate Loans:	or less	five years	fifteen years	years	Total
Residential real estate:
Closed-end 1-4 family - first lien	$33,924	$163,579	$57,969	$98,887	$354,359
Closed-end 1-4 family - junior lien	998	10,899	2,089	297	14,283
Multi-family	49	13,963	3,146	774	17,932
Total residential real estate	34,971	188,441	63,204	99,958	386,574
Commercial real estate:
Nonfarm nonresidential	56,806	311,421	234,116	5,542	607,885
Farmland	24,916	32,385	14,458	65	71,824
Total commercial real estate	81,722	343,806	248,574	5,607	679,709
Construction and land development:
Residential	48,367	3,341	-	-	51,708
Other	18,324	72,674	14,167	73	105,238
Total construction and land development	66,691	76,015	14,167	73	156,946
Home equity lines of credit	2,671	1,411	14,944	101	19,127
Commercial loans:
Other commercial loans	24,808	115,252	32,874	-	172,934
Agricultural	4,460	18,165	307	-	22,932
State, county, and municipal loans	578	10,769	21,453	-	32,800
Total commercial loans	29,846	144,186	54,634	-	228,666
Consumer loans	7,833	28,726	19,629	132	56,320
Total fixed rate gross loans	$223,734	$782,585	$415,152	$105,871	$1,527,342

		Over one	Over five
	One year	year through	years through	Over fifteen
Total Loans:	or less	five years	fifteen years	years	Total
Residential real estate:
Closed-end 1-4 family - first lien	$40,675	$171,010	$65,630	$607,452	$884,767
Closed-end 1-4 family - junior lien	2,075	11,588	2,275	297	16,235
Multi-family	49	33,536	3,146	774	37,505
Total residential real estate	42,799	216,134	71,051	608,523	938,507
Commercial real estate:
Nonfarm nonresidential	69,422	338,879	241,196	5,542	655,039
Farmland	25,997	36,182	14,458	315	76,952
Total commercial real estate	95,419	375,061	255,654	5,857	731,991
Construction and land development:
Residential	70,352	5,147	91	26,121	101,711
Other	57,311	85,506	15,190	13,422	171,429
Total construction and land development	127,663	90,653	15,281	39,543	273,140
Home equity lines of credit	13,256	5,960	112,257	101	131,574
Commercial loans:
Other commercial loans	110,505	143,960	44,847	-	299,312
Agricultural	57,545	20,020	307	-	77,872
State, county, and municipal loans	667	10,769	21,453	-	32,889
Total commercial loans	168,717	174,749	66,607	-	410,073
Consumer loans	10,043	29,407	19,842	132	59,424
Total gross loans	$457,897	$891,964	$540,692	$654,156	$2,544,709

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

The following table presents a summary of changes in the allowance for credit losses for the periods indicated (amounts in thousands).

	As of and for the
	Three Months Ended:
	March 31,	March 31,
	2025	2024
Allowance for credit losses at beginning of period	$32,088	$28,991
Charge-offs:
Mortgage loans on real estate:
Residential real estate	-	-
Commercial real estate	-	249
Construction and land development	-	19
Total mortgage loans on real estate	-	268
Home equity lines of credit	-	50
Commercial	96	88
Consumer	41	61
Total	137	467

Recoveries:
Mortgage loans on real estate:
Residential real estate	11	-
Commercial real estate	3	2
Construction and land development	-	-
Total mortgage loans on real estate	14	2
Home equity lines of credit	9	-
Commercial	121	16
Consumer	17	5
Total	161	23

Net (recoveries) charge-offs	(24)	444
Provision for credit losses	1,686	1,309
Allowance for credit losses at end of period	$33,798	$29,856

Total loans outstanding, net of deferred loan fees	2,536,243	2,269,845
Average loans outstanding, net of deferred loan fees	2,509,015	2,253,010
Allowance for credit losses to period end loans	1.33%	1.32%
Net charge-offs to average loans (annualized)	0.00%	0.08%

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

	March 31, 2025		December 31, 2024
		Percent of		Percent of
	Amount	Total	Amount	Total
Mortgage loans on real estate:
Residential real estate	$8,003	23.7%	$7,690	24.0%
Commercial real estate	11,886	35.2%	10,629	33.1%
Construction and land development	3,482	10.3%	4,299	13.4%
Total mortgage loans on real estate	23,371	69.2%	22,618	70.5%
Home equity lines of credit	2,018	6.0%	1,887	5.9%
Commercial	7,855	23.2%	7,072	22.0%
Consumer	554	1.6%	511	1.6%
Total	$33,798	100.0%	$32,088	100.0%

Nonperforming Assets

The following table presents our nonperforming assets as of the dates indicated (amounts in thousands):

	March 31,		December 31,
	2025	2024	2024
Nonaccrual loans	$8,459	$4,357	$8,513
Accruing loans past due 90 days or more	26	68	8
Total nonperforming loans	8,485	4,425	8,521
Foreclosed assets	124	924	130
Total nonperforming assets	$8,609	$5,349	$8,651

Allowance for credit losses to period end loans	1.33%	1.32%	1.29%
Allowance for credit losses to period end nonperforming loans	398.33%	674.71%	376.58%
Net charge-offs (recoveries) to average loans (annualized)	0.00%	0.07%	0.11%
Nonperforming assets to period end loans and foreclosed property	0.34%	0.24%	0.35%
Nonperforming loans to period end loans	0.33%	0.19%	0.34%
Nonperforming assets to total assets	0.24%	0.16%	0.24%
Period end loans	$2,536,243	$2,269,845	$2,486,822
Period end total assets	$3,632,568	$3,368,560	$3,582,206
Allowance for credit losses	$33,798	$29,856	$32,088
Average loans for the period	$2,509,015	$2,253,010	$2,348,776
Net (recoveries) charge-offs for the period	$(24)	$444	$2,690
Period end loans plus foreclosed property	$2,536,367	$2,270,769	$2,486,952

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

The following table details the composition of our deposit portfolio as of March 31, 2025, and December 31, 2024.

	March 31, 2025		December 31, 2024
		Percent of		Percent of
	Amount	Total	Amount	Total
Demand deposits, non-interest bearing	$651,611	20.6%	$654,229	21.3%
Demand deposits, interest bearing	757,739	24.0%	752,280	24.5%
Money market accounts	928,484	29.4%	856,124	27.9%
Savings deposits	113,246	3.6%	106,269	3.5%
Time certificates of $250 thousand or more	378,497	12.0%	390,906	12.7%
Other time certificates	328,275	10.4%	307,351	10.1%
Totals	$3,157,852	100.0%	$3,067,159	100.0%

Total deposits were $3.16 billion at March 31, 2025, an increase of $90.7 million from December 31, 2024 with the increase resulting mainly in the balances of money market accounts. Some of our demand deposit accounts are seasonal and have expected balance fluctuations. The seasonality of these demand deposits is related to property tax collections and to agricultural production.

The following table presents the Bank’s time certificates of deposits by various maturities as of March 31, 2025 (amounts in thousands).

	All Time Deposits	Time Deposits $250 or more	Time Deposits less than $250
Three months or less	$242,057	$104,070	$137,987
Greater than three months through six months	255,260	146,136	109,124
Greater than six months through one year	166,750	105,440	61,310
Greater than one year through three years	37,410	21,039	16,371
Greater than three years	5,295	1,812	3,483
Total	$706,772	$378,497	$328,275

Other Funding Sources

We supplement our deposit funding with wholesale funding when needed for balance sheet planning and management or when the terms are attractive and will not disrupt our offering rates in our markets. A source we have used for wholesale funding is the Federal Home Loan Bank of Atlanta (FHLB). The line of credit with the FHLB is secured by pledges of various loans in our loan portfolio. At March 31, 2025, the FHLB line of credit available was $322.7 million and at December 31, 2024 it was $237.0 million. As of March 31, 2025 and December 31, 2024, we had $150 million and $205 million Federal Home Loan Bank advances outstanding, respectively. We also have lines of credit for federal funds borrowings with other banks that totaled $100.0 million at March 31, 2025 and December 31, 2024, respectively. Furthermore, we have pledged certain loans to the Federal Reserve Bank (FRB) to secure a line of credit. At March 31, 2025, the FRB line of credit available was $378.0 million and at December 31, 2024, the FRB line of credit available was $422.1 million. Another source that we have used for wholesale funding is the Federal Reserve Bank discount window. At both March 31, 2025 and December 31, 2024, we had no borrowings outstanding with the Federal Reserve Bank discount window.

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

Cash and cash equivalents at March 31, 2025 and December 31, 2024, were $184.9 million and $185.7 million, respectively. Based on recorded cash and cash equivalents, management believes River Financial Corporation’s liquidity resources were sufficient at March 31, 2025 to fund loans and meet other cash needs as necessary.

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

Financial instruments whose contract amount represents credit risk at March 31, 2025 and December 31, 2024 were as follows (amounts in thousands):

	March 31, 2025	December 31, 2024
Commitments to extend credit	$425,861	$442,506
Stand-by and performance letters of credit	10,022	10,060
Total	$435,883	$452,566

Contractual Obligations

While our liquidity monitoring and management considers both present and future demands for and sources of liquidity, the following table of contractual commitments focuses only on future obligations as of March 31, 2025 (amounts in thousands).

		Due after 1	Due after 3
	Due in 1	through	through	Due after
	year or less	3 years	5 years	5 years	Total
Deposits without a stated maturity	$2,451,080	$-	$-	$-	$2,451,080
Certificates of deposit of less than $250 thousand	308,421	16,371	3,406	77	328,275
Certificates of deposit of $250 thousand or more	355,646	21,039	1,812	-	378,497
Securities sold under agreements to repurchase	21,230	-	-	-	21,230
Federal Home Loan Bank advances	25,000	25,000	40,000	60,000	150,000
Subordinated debt, net of loan costs	-	-	-	39,580	39,580
Operating leases	649	862	547	1,491	3,549
Total contractual obligations	$3,162,026	$63,272	$45,765	$101,148	$3,372,211

Capital Position and Dividends

At March 31, 2025 and December 31, 2024, total stockholders’ equity was $243.1 million and $227.1 million, respectively. The increase of approximately $16.0 million resulted mainly from the net change in retained earnings and accumulated other comprehensive loss for the three months ended March 31, 2025. Retained earnings for the first three months of 2025 increased $4.3 million while accumulated other comprehensive loss also decreased $11.3 million. The ratio of stockholders’ equity to total assets was 6.69% and 6.34% at March 31, 2025 and December 31, 2024, respectively.

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

Management believes, as of March 31, 2025 and December 31, 2024, that the Company and Bank meet all capital adequacy requirements to which they are subject. The following tables present the Company's and Bank’s capital amounts and ratios as of March 31, 2025 and December 31, 2024 with the required minimum levels for capital adequacy purposes including the capital conservation buffer under Basel III and minimum levels to be well capitalized (as defined) under the regulatory prompt corrective action regulations.

As of March 31, 2025:
					To Be Well Capitalized
			Required For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Regulations (1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
River Financial Corporation:
Total Capital (To Risk-Weighted Assets)	$342,658	13.263%	$271,274	>= 10.500%	N/A	N/A
Common Equity Tier 1 Capital (To Risk-Weighted Assets)	270,765	10.480%	180,854	>= 7.000%	N/A	N/A
Tier 1 Capital (To Risk-Weighted Assets)	270,765	10.480%	219,609	>= 8.500%	N/A	N/A
Tier 1 Capital (To Average Assets)	270,765	7.564%	143,186	>= 4.000%	N/A	N/A

River Bank:
Total Capital (To Risk-Weighted Assets)	$341,246	13.208%	$271,273	>= 10.500%	$258,355	>= 10.00%
Common Equity Tier 1 Capital (To Risk-Weighted Assets)	308,933	11.958%	180,848	>= 7.000%	167,931	>= 6.50%
Tier 1 Capital (To Risk-Weighted Assets)	308,933	11.958%	219,602	>= 8.500%	206,684	>= 8.00%
Tier 1 Capital (To Average Assets)	308,933	8.630%	143,187	>= 4.000%	178,984	>= 5.00%
(1) the prompt corrective action provisions are applicable at the Bank level only.

As of December 31, 2024:
					To Be Well Capitalized
			Required For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Regulations (1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
River Financial Corporation:
Total Capital (To Risk-Weighted Assets)	$336,746	13.197%	$267,929	>= 10.500%	N/A	N/A
Common Equity Tier 1 Capital (To Risk-Weighted Assets)	265,298	10.397%	178,619	>= 7.000%	N/A	N/A
Tier 1 Capital (To Risk-Weighted Assets)	265,298	10.397%	216,895	>= 8.500%	N/A	N/A
Tier 1 Capital (To Average Assets)	265,298	7.482%	141,838	>= 4.000%	N/A	N/A

River Bank:
Total Capital (To Risk-Weighted Assets)	$335,441	13.152%	$267,802	>= 10.500%	$255,049	>= 10.00%
Common Equity Tier 1 Capital (To Risk-Weighted Assets)	303,556	11.902%	178,540	>= 7.000%	165,787	>= 6.50%
Tier 1 Capital (To Risk-Weighted Assets)	303,556	11.902%	216,798	>= 8.500%	204,046	>= 8.00%
Tier 1 Capital (To Average Assets)	303,556	8.561%	141,839	>= 4.000%	177,298	>= 5.00%
(1) the prompt corrective action provisions are applicable at the Bank level only.

River Financial Corporation’s principal source of funds for dividend payments and debt service is dividends received from River Bank. There are statutory limitations on the payment of dividends by River Bank to River Financial Corporation. As of March 31, 2025, the maximum amount the Bank could dividend to River Financial Corporation without prior regulatory authority approval was approximately $63.0 million. In addition to dividend restrictions, federal statutes prohibit unsecured loans from banks to bank holding companies.

During the three months ending March 31, 2025 there were no incentive stock options issued. During the same period, there were 15,650 incentive stock options exercised at a weighted average exercise price of $15.24 per share. During the same period, there were no incentive stock options forfeited. A total of 320,594 incentive stock options were outstanding as of March 31, 2025 with a weighted average exercise price of $26.08 per share and a weighted average remaining life of 4.21 years.

During the three months ending March 31, 2025 there were 101,000 restricted stock grants issued with a weighted average issue price of $31.25 per share. During the same time period, there were 10,000 stock grants that vested with a weighted average exercise price of $31.41. During the same time period, there were no stock grants forfeited. A total of 141,233 restricted stock grants remained nonvested as of March 31, 2025 with a weighted average exercise price of $31.51 per share and a weighted average remaining life of 2.57 years.

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

The following table illustrates our interest rate sensitivity at March 31, 2025, assuming the relevant assets and liabilities are collected and paid, respectively, based upon historical experience rather than their stated maturities (amounts in thousands).

	0-1 Mos	1-3 Mos	3-12 Mos	1-2 Yrs	2-3 Yrs	>3 Yrs	Total
Interest earning assets
Loans	$544,646	$140,282	$432,569	$370,156	$290,015	$758,575	$2,536,243
Securities	27,078	12,763	58,360	99,596	81,446	463,382	742,625
Certificates of deposit in banks	-	-	1,250	2,500	-	467	4,217
Cash balances in banks	119,022	-	-	-	-	-	119,022
Federal funds sold	20,000	-	-	-	-	-	20,000
Total interest earning assets	$710,746	$153,045	$492,179	$472,252	$371,461	$1,222,424	$3,422,107

Interest bearing liabilities
Interest bearing transaction accounts	$91,480	$16,270	$73,218	$97,625	$97,625	$381,521	$757,739
Savings and money market accounts	191,090	16,896	76,026	101,366	101,366	554,986	1,041,730
Time deposits	101,144	137,714	424,962	34,471	3,186	5,295	706,772
Securities sold under agreements to repurchase	21,230	-	-	-	-	-	21,230
Federal Home Loan Bank advances	-	-	-	25,000	25,000	100,000	150,000
Subordinated debentures, net of loan costs	-	-	-	-	-	39,580	39,580
Total interest bearing liabilities	$404,944	$170,880	$574,206	$258,462	$227,177	$1,081,382	$2,717,051

Interest sensitive gap
Period gap	$305,802	$(17,835)	$(82,027)	$213,790	$144,284	$141,042	$705,056
Cumulative gap	$305,802	$287,967	$205,940	$419,730	$564,014	$705,056
Cumulative gap - Rate Sensitive Assets/ Rate Sensitive Liabilities	8.9%	8.4%	6.0%	12.3%	16.5%	20.6%

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

	Impact on net interest income
	As of	As of
	March 31, 2025	December 31, 2024
Change in prevailing rates:
+ 400 basis points	(10.84)%	(12.99)%
+ 300 basis points	(7.45)%	(9.20)%
+ 200 basis points	(4.24)%	(5.35)%
+ 100 basis points	(0.96)%	(1.62)%
+ 0 basis points	-	-
- 100 basis points	(2.54)%	(2.13)%
- 200 basis points	(4.40)%	(3.85)%
- 300 basis points	(5.27)%	(4.96)%
- 400 basis points	(5.23)%	(5.16)%

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This item is not applicable to smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company has carried out an evaluation under the supervision and with participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even the effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2025, the Company’s disclosure controls and procedures are effective in ensuring that material information relating to the Company required to be disclosed in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods and is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the three months ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time the Company is a party to legal proceedings. At the present time the Company is not part of any proceeding which the Company deems to be material.

The Consent Order, FDIC-23-0127b, regarding River Bank & Trust, dated March 12, 2024, was terminated on March 17,2025, as disclosed in the Company's Form 8-K, Item 1.02, dated March 18, 2025, and incorporated herein by reference.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 that could materially affect the Company’s business, financial condition or future results. The risks described in the Company’s Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results in the future.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In January 2025, the company sold 19,262 shares of its common stock for a cash total of approximately $616 thousand to its employee stock ownership plan. The Company relied upon exemptions from registration under SEC Rule 701 and Rule 147A.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

Item 6. Exhibits.

Exhibit Number	Description

3.1	Certificate of Incorporation of River Financial Corporation included as Exhibit 3.1 in the River Financial Corporation Form 8-K filed May 18, 2023 and incorporated herein by reference.

3.2	Bylaws of River Financial Corporation included as Exhibit 3.2 in the River Financial Corporation 8-K filed May 18, 2023 and incorporated herein by reference.

3.3	Termination of FDIC-23-0127b Consent Order as disclosed in Item 1.02 in the River Financial Corporation 8-K filed March 18, 2025 and incorporated herein by reference

4.1

Article IV and Article V of the Certificates of Incorporation filed at Exhibit 3.1 to the Registrants’ Form 8-K filed May 18, 2023, and Article II and Article VI of the Bylaws included as Exhibit 3.2 of the Registrants’ Form 8-K filed May 18, 2023, and incorporated herein by reference.

10.1	River Financial 2025 Stock Compensation Plan filed as Exhibit 10.1 to the Registrant’s Form 8-K/A filed February 20,2025 and incorporated herein by reference.

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

RIVER FINANCIAL CORPORATION

Date: May 6, 2025	By:	/s/ James M. Stubbs
James M. Stubbs
Chief Executive Officer (principal executive officer)

Date: May 6, 2025	By:	/s/ Jason B. Davis
Jason B. Davis
Chief Financial Officer