Form 10-Q
period 2025-06-30
River Financial Corp
filed 2025-08-05
CIK 1641601

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 1, 2025, the registrant had 7,778,325 shares of common stock, $1.00 par value per share, outstanding.

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
•
Diversion of management time on merger related issues may have negative effects on day-to-day operations.

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

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

RIVER FINANCIAL CORPORATION

Consolidated Statements of Financial Condition

(in thousands except share data)

	June 30, 2025	December 31, 2024
	Unaudited	Audited
Assets
Cash and due from banks	$46,314	$35,257
Interest-bearing deposits in banks	144,491	83,487
Federal funds sold	13,000	67,000
Cash and cash equivalents	203,805	185,744

Certificates of deposit in banks	4,218	4,218
Securities held-to-maturity, at amortized cost (fair value of $96,519 and $96,938, respectively)	119,717	122,061
Securities available-for-sale, at fair value (amortized cost of $685,564 and $690,891, respectively)	618,234	610,864
Loans held for sale	6,273	6,812
Loans, net of deferred fees and discounts	2,563,979	2,486,822
Less allowance for credit losses	(33,551)	(32,088)
Net loans	2,530,428	2,454,734
Premises and equipment, net	45,917	45,658
Accrued interest receivable	15,955	15,965
Bank owned life insurance	50,607	49,791
Foreclosed assets	1,777	130
Deferred income taxes, net	27,855	30,802
Core deposit intangible	719	932
Goodwill	27,817	27,817
Restricted equity securities	10,257	12,651
Other assets	23,927	14,027
Total assets	$3,687,506	$3,582,206
Liabilities and Shareholders' Equity
Noninterest-bearing deposits	$650,218	$654,229
Interest-bearing deposits	2,572,239	2,412,930
Total deposits	3,222,457	3,067,159
Securities sold under agreements to repurchase	-	22,664
Federal Home Loan Bank advances	150,000	205,000
Subordinated debentures, net of loan costs	39,598	39,563
Accrued interest payable and other liabilities	16,171	15,665
Total liabilities	3,428,226	3,350,051
Common stock related to 401(k) Employee Stock Ownership Plan	5,619	5,099
Stockholders' Equity
Preferred stock ($0.01 par value; 1,000,000 shares authorized; no shares issued or outstanding)	-	-
Common stock ($1 par value; 15,000,000 shares authorized; 7,795,239 and 7,680,061 shares issued; 7,755,916 and 7,628,192 shares outstanding at June 30, 2025 and December 31, 2024, respectively)	7,795	7,680
Additional paid-in capital	140,506	137,243
Retained earnings	168,172	151,817
Accumulated other comprehensive loss	(52,030)	(61,658)
Unvested restricted stock	(3,843)	(1,226)
Treasury stock at cost (39,323 and 51,869 shares, respectively)	(1,320)	(1,701)
Common stock related to 401(k) Employee Stock Ownership Plan	(5,619)	(5,099)
Total stockholders' equity	253,661	227,056
Total equity	259,280	232,155
Total liabilities and stockholders' equity	$3,687,506	$3,582,206

The accompanying notes are an integral part of these consolidated financial statements.

RIVER FINANCIAL CORPORATION

Unaudited Consolidated Statements of Income

(in thousands except per share data)

	For the Three Months Ended:		For the Six Months Ended:
	June 30,		June 30,
	2025	2024	2025	2024
Interest income:
Loans, including fees	$41,466	$35,537	$81,442	$69,485
Taxable securities	4,844	3,467	9,513	6,857
Nontaxable securities	420	350	808	696
Federal funds sold	176	357	357	776
Other interest income	1,408	1,878	2,407	2,810
Total interest income	48,314	41,589	94,527	80,624
Interest expense:
Deposits	16,879	16,321	33,285	30,965
Short-term borrowings	-	129	172	261
Federal Home Loan Bank advances	1,481	2,149	2,953	4,406
Subordinated debentures	418	417	831	835
Total interest expense	18,778	19,016	37,241	36,467
Net interest income	29,536	22,573	57,286	44,157
Provision for credit losses	1,686	1,326	3,372	2,635
Net interest income after provision for credit losses	27,850	21,247	53,914	41,522
Noninterest income:
Service charges and fees	2,225	2,072	4,359	4,057
Investment brokerage revenue	254	173	549	364
Mortgage operations	1,826	1,127	2,857	2,080
Bank owned life insurance income	408	355	816	696
Net loss on sales of investment securities	(99)	-	(3,498)	(1,432)
Other noninterest income	463	520	1,854	1,044
Total noninterest income	5,077	4,247	6,937	6,809
Noninterest expense:
Salaries and employee benefits	10,963	9,481	20,721	18,672
Occupancy expenses	1,037	965	2,059	1,946
Equipment rentals, depreciation, and maintenance	536	521	1,083	1,045
Telephone and communications	109	140	221	266
Advertising and business development	271	194	527	443
Data processing	1,096	1,002	2,225	2,028
Foreclosed assets, net	(41)	66	(27)	101
Federal deposit insurance and other regulatory assessments	729	705	1,507	1,429
Legal and other professional services	318	262	1,628	614
Other operating expenses	2,306	2,188	4,241	4,262
Total noninterest expense	17,324	15,524	34,185	30,806
Income before income taxes	15,603	9,970	26,666	17,525
Provision for income taxes	3,515	2,327	6,120	4,072
Net income	$12,088	$7,643	$20,546	$13,453

Basic net earnings per common share	$1.56	$1.00	$2.65	$1.76
Diluted net earnings per common share	$1.54	$0.99	$2.63	$1.74
Dividends per common share	$-	$-	$0.54	$0.50

The accompanying notes are an integral part of these consolidated financial statements.

RIVER FINANCIAL CORPORATION

Unaudited Consolidated Statements of Comprehensive Income

(in thousands)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Net income	$12,088	$7,643	$20,546	$13,453
Other comprehensive (loss) income, net of tax:
Investment securities available-for-sale:
Net unrealized gains (losses)	(2,187)	4,420	9,517	(842)
Income tax effect	550	(1,110)	(2,389)	213
Reclassification adjustments for losses realized in net income	99	-	3,498	1,432
Income tax effect	(25)	-	(878)	(360)
Reclassification adjustment for accretion of unrealized holding loss included in accumulated other comprehensive loss from the transfer of securities from available-for-sale to held-to-maturity	(81)	(83)	(160)	(168)
Income tax effect	20	21	40	42
Other comprehensive (loss) income, net of tax	(1,624)	3,248	9,628	317
Comprehensive income	$10,464	$10,891	$30,174	$13,770

The accompanying notes are an integral part of these consolidated financial statements.

RIVER FINANCIAL CORPORATION

Unaudited Consolidated Statements of Changes in Stockholders' Equity

(in thousands except share and per share data)

For the Six Months Ended
	Common Stock	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Unvested Restricted Stock	Treasury Stock	Common Stock Related to ESOP	Total Stockholders' Equity

Balance at December 31, 2024	$7,680	$137,243	$151,817	$(61,658)	$(1,226)	$(1,701)	$(5,099)	$227,056
Net income	-	-	20,546	-	-	-	-	20,546
Other comprehensive income , net of tax	-	-	-	9,628	-	-	-	9,628
Exercise of stock options (14,178 shares)	14	178	-	-	-	-	-	192
Purchase of treasury stock (11,068 shares)	-	-	-	-	-	(379)	-	(379)
Restricted stock grants (101,000 shares)	101	3,055	-	-	(3,156)	-	-	-
Sale of treasury shares (23,614 shares)	-	(8)	-	-	-	760	-	752
Dividends declared ($0.54 per share)	-	-	(4,191)	-	-	-	-	(4,191)
Stock-based compensation expense	-	38	-	-	539	-	-	577
Change for ESOP related shares	-	-	-	-	-	-	(520)	(520)
Balance at June 30, 2025	$7,795	$140,506	$168,172	$(52,030)	$(3,843)	$(1,320)	$(5,619)	$253,661

Balance at December 31, 2023	$7,670	$137,017	$124,333	$(64,003)	$(1,700)	$(496)	$(4,483)	$198,338
Net income	-	-	13,453	-	-	-	-	13,453
Other comprehensive income, net of tax	-	-	-	317	-	-	-	317
Exercise of stock options (6,906 shares)	7	154	-	-	-	-	-	161
Purchase of treasury stock (26,803 shares)	-	-	-	-	-	(903)	-	(903)
Restricted stock forfeitures (1,050 shares)	(1)	(32)	-	-	33	-	-	-
Sale of treasury shares (4,865 shares)	-	4	-	-	-	161	-	165
Dividends declared ($0.50 per share)	-	-	(3,833)	-	-	-	-	(3,833)
Stock-based compensation expense	-	42	-	-	214	-	-	256
Change for ESOP related shares	-	-	-	-	-	-	241	241
Balance at June 30, 2024	$7,676	$137,185	$133,953	$(63,686)	$(1,453)	$(1,238)	$(4,242)	$208,195

For the Three Months Ended
	Common Stock	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Unvested Restricted Stock	Treasury Stock	Common Stock Related to ESOP	Total Stockholders' Equity

Balance at March 31, 2025	$7,795	$140,487	$156,084	$(50,406)	$(4,113)	$(1,056)	$(5,715)	$243,076
Net income	-	-	12,088	-	-	-	-	12,088
Other comprehensive loss, net of tax	-	-	-	(1,624)	-	-	-	(1,624)
Purchase of treasury stock (7,467 shares)	-	-	-	-	-	(264)	-	(264)
Stock-based compensation expense	-	19	-	-	270	-	-	289
Change for ESOP related shares	-	-	-	-	-	-	96	96
Balance at June 30, 2025	$7,795	$140,506	$168,172	$(52,030)	$(3,843)	$(1,320)	$(5,619)	$253,661

Balance at March 31, 2024	$7,677	$137,195	$126,310	$(66,934)	$(1,585)	$(453)	$(4,484)	$197,726
Net income	-	-	7,643	-	-	-	-	7,643
Other comprehensive income, net of tax	-	-	-	3,248	-	-	-	3,248
Exercise of stock options (100 shares)	-	3	-	-	-	-	-	3
Purchase of treasury stock (23,327 shares)		-	-	-	-	(785)	-	(785)
Restricted stock forfeitures (1,050 shares)	(1)	(32)	-	-	33	-	-	-
Stock-based compensation expense	-	19	-	-	99	-	-	118
Change for ESOP related shares	-	-	-	-	-	-	242	242
Balance at June 30, 2024	$7,676	$137,185	$133,953	$(63,686)	$(1,453)	$(1,238)	$(4,242)	$208,195

The accompanying notes are an integral part of these consolidated financial statements.

RIVER FINANCIAL CORPORATION

Unaudited Consolidated Statements of Cash Flows

(in thousands)

	For the Six Months
	Ended June 30,
	2025	2024
Cash Flows From Operating Activities:
Net Income	$20,546	$13,453
Adjustments to reconcile net income to net cash from operating activities:
Provision for credit losses	3,372	2,635
Provision for losses on foreclosed assets	15	38
Amortization of securities	926	1,279
Accretion of securities	(594)	(210)
Realized net loss on sales of securities available-for-sale	3,498	1,432
Accretion of discount on acquired loans	(5)	(5)
Accretion of deferred loan fees / costs	(3,083)	(2,341)
Amortization of core deposit intangible asset	213	270
Amortization of debt issuance costs	35	35
Stock-based compensation expense	577	256
Bank owned life insurance income	(816)	(696)
Depreciation and amortization of premises and equipment	1,616	1,609
(Gain) loss on sales of foreclosed assets	(52)	36
Deferred income tax benefit	(281)	(581)
(Increase) decrease in operating assets and (decrease) increase in operating liabilities:
Loans held-for-sale	539	(4,498)
Accrued interest receivable	10	(768)
Other assets	(9,900)	1,514
Accrued interest payable and other liabilities	506	(1,432)
Net cash from operating activities	17,122	12,026
Cash Flows Used For Investing Activities:
Activity in securities available-for-sale:
Sales of securities available-for-sale	77,018	33,681
Maturities, payments, calls of securities available-for-sale	22,799	20,850
Purchases of securities available-for-sale	(98,223)	(32,001)
Activity in securities held-to-maturity:
Maturities, payments, calls of securities held-to-maturity	2,406	2,327
Loan principal originations, net	(78,020)	(109,611)
Proceeds from sale of foreclosed assets	432	802
Purchases of premises and equipment	(1,875)	(1,342)
Redemption of restricted equity securities, net	2,394	1,020
Net cash used for investing activities	(73,069)	(84,274)
Cash Flows From Financing Activities:
Net increase in deposits	155,298	212,042
Net decrease in securities sold under agreements to repurchase	(22,664)	(1,411)
Proceeds from Federal Home Loan Bank advances	-	50,000
Repayment of Federal Home Loan Bank advances	(55,000)	(80,000)
Proceeds from exercise of common stock options	192	161
Purchase of treasury stock	(379)	(903)
Sale of treasury stock	752	165
Cash dividends	(4,191)	(3,833)
Net cash from financing activities	74,008	176,221
Net Change In Cash And Cash Equivalents	18,061	103,973
Cash and Cash Equivalents At Beginning Of Period	185,744	72,547
Cash and Cash Equivalents At End Of Period	$203,805	$176,520

Supplemental Disclosures Of Cash Flows Information:
Cash Payments For:
Interest paid to depositors	$33,511	$30,614
Interest paid on borrowings	$3,507	$5,076
Income taxes	$4,470	$1,620
Non-cash investing and financing activities:
Transfer of loans to foreclosed assets	$2,042	$850
Restricted stock grant (forfeiture)	$3,156	$(33)

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

The reconciliation of the components of the basic and diluted earnings per share is as follows (amounts in thousands):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2025	2024	2025	2024
Net earnings available to common shareholders	$12,088	$7,643	$20,546	$13,453
Weighted average common shares outstanding	7,760,469	7,659,326	7,750,332	7,660,990
Dilutive effect of stock options	74,037	68,581	69,334	72,936
Diluted common shares	7,834,506	7,727,907	7,819,666	7,733,926
Basic earnings per common share	$1.56	$1.00	$2.65	$1.76
Diluted earnings per common share	$1.54	$0.99	$2.63	$1.74

Note 4 – Investment Securities

The following tables summarize the amortized cost and fair value of securities available-for-sale and securities held-to-maturity and the corresponding amounts of unrealized gains and losses recognized in accumulated other comprehensive loss at June 30, 2025 and December 31, 2024 (amounts in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2025:
Securities available-for-sale:
Residential mortgage-backed	$490,142	$416	$(49,591)	$440,967
U.S. treasury securities	49,986	-	(2,461)	47,525
U.S. govt. sponsored enterprises	40,487	-	(2,519)	37,968
State, county, and municipal	90,255	24	(12,038)	78,241
Corporate debt obligations	14,694	19	(1,180)	13,533
Total available-for-sale	$685,564	$459	$(67,789)	$618,234

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2025:
Securities held-to-maturity:
Residential mortgage-backed	$56,957	$-	$(11,352)	$45,605
State, county, and municipal	62,760	-	(11,846)	50,914
Total held-to-maturity	$119,717	$-	$(23,198)	$96,519

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2024:
Securities available-for-sale:
Residential mortgage-backed	$457,157	$-	$(58,415)	$398,742
U.S. treasury securities	90,508	-	(5,844)	84,664
U.S. govt. sponsored enterprises	49,354	-	(3,818)	45,536
State, county, and municipal	77,158	-	(10,544)	66,614
Corporate debt obligations	16,714	3	(1,409)	15,308
Total available-for-sale	$690,891	$3	$(80,030)	$610,864

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2024:
Securities held-to-maturity:
Residential mortgage-backed	$59,274	$-	$(12,786)	$46,488
State, county, and municipal	62,787	-	(12,337)	50,450
Total held-to-maturity	$122,061	$-	$(25,123)	$96,938

The unrecognized losses on held-to-maturity investment securities presented in the table above do not include unrecognized losses on securities that were transferred from available-for-sale to held-to-maturity totaling $2.12 million at June 30, 2025 and $2.28 million at December 31, 2024. These unrecognized losses that were transferred in 2022 are included as a separate component of stockholders' equity and are being amortized over the remaining term of the securities.

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

The following tables summarize securities with unrealized and unrecognized losses as of June 30, 2025 and December 31, 2024 aggregated by major security type and length of time in a continuous unrealized or unrecognized loss position (amounts in thousands):

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2025:
Securities available-for-sale:
Residential mortgage-backed	$96,165	$1,907	$284,783	$47,684	$380,948	$49,591
U.S. treasury securities	-	-	47,525	2,461	47,525	2,461
U.S. govt. sponsored enterprises	-	-	37,968	2,519	37,968	2,519
State, county & municipal	20,849	923	55,991	11,115	76,840	12,038
Corporate debt obligations	-	-	11,547	1,180	11,547	1,180
Total available-for-sale	$117,014	$2,830	$437,814	$64,959	$554,828	$67,789

Securities held-to-maturity:
Residential mortgage-backed	$-	$-	$45,605	$11,352	$45,605	$11,352
State, county & municipal	831	174	44,739	11,672	45,570	11,846
Total held-to-maturity	$831	$174	$90,344	$23,024	$91,175	$23,198

December 31, 2024:
Securities available-for-sale:
Residential mortgage-backed	$87,690	$2,319	$307,788	$56,096	$395,478	$58,415
U.S. treasury securities	-	-	84,664	5,844	84,664	5,844
U.S. govt. sponsored enterprises	-	-	45,536	3,818	45,536	3,818
State, county & municipal	9,075	296	57,539	10,248	66,614	10,544
Corporate debt obligations	455	7	12,886	1,402	13,341	1,409
Total available-for-sale	$97,220	$2,622	$508,413	$77,408	$605,633	$80,030

Securities held-to-maturity:
Residential mortgage-backed	$-	$-	$46,488	$12,786	$46,488	$12,786
State, county & municipal	-	-	45,105	12,337	45,105	12,337
Total held-to-maturity	$-	$-	$91,593	$25,123	$91,593	$25,123

The Company owned a total of 331 securities with unrealized losses of $91.0 million at June 30, 2025. The unrealized losses were primarily attributable to changes in interest rates, rather than deterioration in credit quality. The individual securities are each investment grade securities. The Company considers factors such as the financial condition of the issuer including credit ratings and specific events affecting the operations of the issuer, volatility of the security, underlying assets that collateralize the debt security, and other industry and macroeconomic conditions. The Company does not intend to sell these securities, and it is more likely than not that the Company will not be required to sell these securities before recovery of the amortized cost. The issuers of these securities continue to make timely principal and interest payments under the contractual terms of the securities. As such, there is no allowance for credit losses on available for sale or held to maturity securities recognized as of June 30, 2025 and December 31, 2024. Accrued interest receivable is not included in available-for-sale security balances and is presented in accrued interest receivable on the consolidated statement of financial condition. Interest receivable on securities was approximately $2.8 million and $2.7 million as of June 30, 2025 and December 31, 2024, respectively, and was excluded from the estimate of credit losses.

As of June 30, 2025 and December 31, 2024, securities with a carrying value of approximately $271.1 million and $320.3 million, respectively, were pledged to secure public deposits as required by law. At June 30, 2025, there were no securities pledged to secure repurchase agreements. At December 31, 2024, the carrying value of securities pledged to secure repurchase agreements was approximately $23.5 million.

During the six months ended June 30, 2025, the Company sold investment securities for proceeds of $77.0 million and realized losses of $3.5 million. The net loss consisted of gross gains of $38.0 thousand and gross losses of $3.5 million. During the six months ended June 30, 2024, the Company sold investment securities for proceeds of $33.7 million and realized losses of $1.4 million. The net loss consisted of gross gains of $44.0 thousand and gross losses of $1.5 million.

The amortized cost and estimated fair value of debt securities at June 30, 2025 and December 31, 2024, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities for residential mortgage backed securities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties. These securities are therefore not presented by maturity classification.

	June 30, 2025		December 31, 2024
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)		(In Thousands)
Securities available-for-sale
Less than 1 year	$5,003	$4,840	$-	$-
1 to 5 years	75,388	71,326	126,223	117,711
5 to 10 years	37,916	34,311	37,944	34,030
After 10 years	77,115	66,790	69,567	60,381
	195,422	177,267	233,734	212,122
Residential mortgage-backed securities	490,142	440,967	457,157	398,742
Total available-for-sale	$685,564	$618,234	$690,891	$610,864

	June 30, 2025		December 31, 2024
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)		(In Thousands)
Securities held-to-maturity
5 to 10 years	$33,136	$27,671	$29,963	$24,466
After 10 years	29,624	23,243	32,824	25,984
	62,760	50,914	62,787	50,450
Residential mortgage-backed securities	56,957	45,605	59,274	46,488
Total held-to-maturity	$119,717	$96,519	$122,061	$96,938

Note 5 – Loans, Allowance for Credit Losses and Credit Quality

Major classifications of loans at June 30, 2025 and December 31, 2024 are summarized as follows (amounts in thousands):

	June 30, 2025		December 31, 2024
	Amount	% of Total	Amount	% of Total
Residential real estate:
Closed-end 1-4 family - first lien	$890,101	35.2%	$869,415	35.4%
Closed-end 1-4 family - junior lien	18,363	0.7%	14,145	0.6%
Multi-family	39,060	1.5%	19,651	0.8%
Total residential real estate	947,524	37.4%	903,211	36.8%
Commercial real estate:
Nonfarm nonresidential	654,131	25.9%	637,589	26.0%
Farmland	82,625	3.3%	75,184	3.1%
Total commercial real estate	736,756	29.2%	712,773	29.1%
Construction and land development:
Residential	110,106	4.4%	101,986	4.2%
Other	165,708	6.5%	190,955	7.8%
Total construction and land development	275,814	10.9%	292,941	12.0%
Home equity lines of credit	143,555	5.7%	124,064	5.1%
Commercial loans:
Other commercial loans	299,675	11.8%	291,762	11.9%
Agricultural	79,890	3.2%	76,348	3.1%
State, county, and municipal loans	30,998	1.1%	33,847	1.2%
Total commercial loans	410,563	16.1%	401,957	16.2%
Consumer loans	58,256	2.3%	60,522	2.5%
Total gross loans	2,572,468	101.6%	2,495,468	101.7%
Allowance for credit losses	(33,551)	-1.3%	(32,088)	-1.3%
Net discounts	(9)	0.0%	(13)	0.0%
Net deferred loan fees	(8,480)	-0.3%	(8,633)	-0.4%
Net loans	$2,530,428	100.0%	$2,454,734	100.0%

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

	Real Estate Mortgage Loans
			Construction	Home equity
			and land	lines
Allowance for Credit Losses	Residential	Commercial	development	of credit	Commercial	Consumer	Total
Balance - December 31, 2024	$7,690	$10,629	$4,299	$1,887	$7,072	$511	$32,088
Provision for credit losses	484	2,089	(727)	332	1,021	173	3,372
Loan charge-offs	(49)	(1,514)	-	-	(519)	(138)	(2,220)
Loan recoveries	12	4	-	9	261	25	311
Balance - June 30, 2025	$8,137	$11,208	$3,572	$2,228	$7,835	$571	$33,551

Balance - March 31, 2025	$8,003	$11,886	$3,482	$2,018	$7,855	$554	$33,798
Provision for credit losses	182	835	90	210	263	106	1,686
Loan charge-offs	(49)	(1,514)	-	-	(423)	(97)	(2,083)
Loan recoveries	1	1	-	-	140	8	150
Balance - June 30, 2025	$8,137	$11,208	$3,572	$2,228	$7,835	$571	$33,551

Ending balance:
Individually evaluated	$10	$31	$-	$-	$391	$-	$432
Collectively evaluated	8,127	11,177	3,572	2,228	7,444	571	33,119
Total	$8,137	$11,208	$3,572	$2,228	$7,835	$571	$33,551

Loans:
Individually evaluated	$4,677	$955	$1	$292	$391	$-	$6,316
Collectively evaluated	942,847	735,801	275,813	143,263	410,172	58,256	2,566,152
Total	$947,524	$736,756	$275,814	$143,555	$410,563	$58,256	$2,572,468

	Real Estate Mortgage Loans
			Construction	Home equity
			and land	lines
Allowance for Credit Losses	Residential	Commercial	development	of credit	Commercial	Consumer	Total
Balance - December 31, 2023	$7,233	$10,530	$4,646	$1,078	$4,906	$598	$28,991
Provision for credit losses	25	797	(735)	124	2,323	101	2,635
Loan charge-offs	-	(248)	(19)	(50)	(346)	(101)	(764)
Loan recoveries	-	5	-	-	39	10	54
Balance - June 30, 2024	$7,258	$11,084	$3,892	$1,152	$6,922	$608	$30,916

Balance - March 31, 2024	$7,497	$11,494	$3,889	$1,171	$5,201	$604	$29,856
Provision for credit losses	(239)	(413)	3	(19)	1,956	39	1,327
Loan charge-offs	-	-	-	-	(258)	(40)	(298)
Loan recoveries	-	3	-	-	23	5	31
Balance - June 30, 2024	$7,258	$11,084	$3,892	$1,152	$6,922	$608	$30,916

Ending balance:
Individually evaluated	$17	$263	$-	$-	$2,021	$52	$2,353
Collectively evaluated	7,241	10,821	3,892	1,152	4,901	556	28,563
Total	$7,258	$11,084	$3,892	$1,152	$6,922	$608	$30,916

Loans:
Individually evaluated	$3,494	$6,113	$131	$128	$3,415	$52	$13,333
Collectively evaluated	859,701	664,338	274,539	109,831	381,884	55,067	2,345,360
Total	$863,195	$670,451	$274,670	$109,959	$385,299	$55,119	$2,358,693

The Company's unfunded lending commitments are unconditionally cancellable and therefore no allowance for credit losses has been recorded. In the event that collection of principal becomes uncertain, the Company has policies in place to reverse accrued interest in a timely manner. Therefore, the Company has made a policy election to exclude accrued interest from the measurement of the allowance for credit losses. Accrued interest on loans of $13.1 million and $13.2 million at June 30, 2025 and December 31, 2024, respectively, was included in accrued interest receivable and was excluded from the estimate of credit losses.

The following tables present the amortized cost basis of collateral dependent loans as of June 30, 2025 and December 31, 2024, by class of loans (amounts in thousands).

As of June 30, 2025
Collateral Dependent Loans	Real Estate	Equipment	Accounts Receivable	Raw Land	Total	Allowance for Credit Losses
Mortgage loans on real estate:
Residential	$4,677	$-	$-	$-	$4,677	$10
Commercial real estate	955	-	-	-	955	31
Construction and land development	-	-	-	1	1	-
Total mortgage loans on real estate	5,632	-	-	1	5,633	41
Home equity lines of credit	292	-	-	-	292	-
Commercial loans	-	108	283	-	391	391
Consumer loans	-	-	-	-	-	-
Total Loans	$5,924	$108	$283	$1	$6,316	$432

As of December 31, 2024
Collateral Dependent Loans	Real Estate	Equipment	Vehicles	Raw Land	Total	Total
Mortgage loans on real estate:
Residential	$4,365	$-	$-	$-	$4,365	$-
Commercial real estate	4,422	-	-	-	4,422	-
Construction and land development	-	-	-	120	120	-
Total mortgage loans on real estate	8,787	-	-	120	8,907	-
Home equity lines of credit	143	-	-	-	143	-
Commercial loans	-	74	-	-	74	74
Consumer loans	-	-	12	-	12	12
Total Loans	$8,930	$74	$12	$120	$9,136	$86

The following tables present the aging of the recorded investment in past due loans and non-accrual loans as of June 30, 2025 and December 31, 2024, by class of loans (amounts in thousands).

	Accruing Loans
As of June 30, 2025	Current	30-89 Days Past Due	90+ Days Past Due	Nonaccrual With ACL	Nonaccrual With No ACL	Total Loans
Mortgage loans on real estate:
Residential real estate	$938,826	$5,199	$-	$163	$3,336	$947,524
Commercial real estate	735,369	503	-	153	731	736,756
Construction and land development	275,182	604	-	-	28	275,814
Total mortgage loans on real estate	1,949,377	6,306	-	316	4,095	1,960,094
Home equity lines of credit	142,606	364	-	-	585	143,555
Commercial loans	410,076	441	-	-	46	410,563
Consumer loans	57,807	217	15	-	217	58,256
Total Loans	$2,559,866	$7,328	$15	$316	$4,943	$2,572,468

	Accruing Loans
As of December 31, 2024	Current	30-89 Days Past Due	90+ Days Past Due	Nonaccrual With ACL	Nonaccrual With No ACL	Total Loans
Mortgage loans on real estate:
Residential real estate	$894,901	$4,807	$-	$28	$3,475	$903,211
Commercial real estate	708,418	-	-	-	4,355	712,773
Construction and land development	292,564	215	-	-	162	292,941
Total mortgage loans on real estate	1,895,883	5,022	-	28	7,992	1,908,925
Home equity lines of credit	123,402	323	-	-	339	124,064
Commercial loans	401,203	694	-	-	60	401,957
Consumer loans	59,948	472	8	12	82	60,522
Total Loans	$2,480,436	$6,511	$8	$40	$8,473	$2,495,468

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

The following table presents loan balances classified by credit quality indicator, loan type and based on year of origination as of June 30, 2025 (amounts in thousands).

	2025	2024	2023	2022	2021	Prior	Revolving Loans	Total
Residential real estate
Pass	$80,941	$113,280	$236,784	$316,036	$97,365	$85,372	$6,570	$936,348
Special Mention	970	616	1,518	1,438	622	625	-	5,789
Substandard	-	403	1,671	1,964	120	1,229	-	5,387
Doubtful	-	-	-	-	-	-	-	-
Total residential real estate	$81,911	$114,299	$239,973	$319,438	$98,107	$87,226	$6,570	$947,524
Current-period gross charge-offs	$-	$49	$-	$-	$-	$-	$-	$49
Commercial real estate
Pass	$51,368	$92,275	$106,800	$204,178	$87,469	$163,802	$21,739	$727,631
Special Mention	77	1,077	615	662	12	5,587	-	8,030
Substandard	-	101	462	-	52	480	-	1,095
Doubtful	-	-	-	-	-	-	-	-
Total commercial real estate	$51,445	$93,453	$107,877	$204,840	$87,533	$169,869	$21,739	$736,756
Current-period gross charge-offs	$-	$-	$-	$-	$1,514	$-	$-	$1,514
Construction and land development
Pass	$65,923	$100,186	$49,545	$19,785	$8,726	$4,755	$26,558	$275,478
Special Mention	-	-	204	77	-	27	-	308
Substandard	-	24	-	-	3	1	-	28
Doubtful	-	-	-	-	-	-	-	-
Total construction and land development	$65,923	$100,210	$49,749	$19,862	$8,729	$4,783	$26,558	$275,814
Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-
Home equity lines of credit
Pass	$-	$229	$643	$400	$-	$554	$140,445	$142,271
Special Mention	-	-	-	-	-	-	699	699
Substandard	-	-	-	-	-	-	585	585
Doubtful	-	-	-	-	-	-	-	-
Total home equity lines of credit	$-	$229	$643	$400	$-	$554	$141,729	$143,555
Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-
Commercial loans
Pass	$44,790	$70,854	$59,031	$45,364	$12,023	$23,326	$146,872	$402,260
Special Mention	226	95	246	3,008	-	3,813	383	7,771
Substandard	204	104	35	23	48	17	101	532
Doubtful	-	-	-	-	-	-	-	-
Total commercial loans	$45,220	$71,053	$59,312	$48,395	$12,071	$27,156	$147,356	$410,563
Current-period gross charge-offs	$-	$87	$324	$-	$-	$108	$-	$519
Consumer loans
Pass	$10,732	$17,003	$9,971	$7,656	$3,816	$4,168	$4,202	$57,548
Special Mention	120	35	13	104	26	64	7	369
Substandard	13	-	91	62	12	154	7	339
Doubtful	-	-	-	-	-	-	-	-
Total consumer loans	$10,865	$17,038	$10,075	$7,822	$3,854	$4,386	$4,216	$58,256
Current-period gross charge-offs	$-	$40	$46	$38	$14	$-	$-	$138
Total Loans
Pass	$253,754	$393,827	$462,774	$593,419	$209,399	$281,977	$346,386	$2,541,536
Special Mention	1,393	1,823	2,596	5,289	660	10,116	1,089	22,966
Substandard	217	632	2,259	2,049	235	1,881	693	7,966
Doubtful	-	-	-	-	-	-	-	-
Total loans	$255,364	$396,282	$467,629	$600,757	$210,294	$293,974	$348,168	$2,572,468
Current-period gross charge-offs	$-	$176	$370	$38	$1,528	$108	$-	$2,220

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

Assets and liabilities measured at fair value on a recurring basis – The only assets and liabilities measured at fair value on a recurring basis are our securities available-for-sale. Information related to the Company’s assets and liabilities measured at fair value on a recurring basis at June 30, 2025 and December 31, 2024 is as follows: (amounts in thousands)

	Fair Value Measurements At Reporting Date Using:
June 30, 2025	Fair Value	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Securities available-for-sale:
Residential mortgage -backed	$440,967	$-	$440,967	$-
U.S. treasury securities	47,525	-	47,525	-
U.S. government sponsored enterprises	37,968	-	37,968	-
State, county, and municipal	78,241	-	78,241	-
Corporate debt obligations	13,533	-	13,533	-
Totals	$618,234	$-	$618,234	$-

	Fair Value Measurements At Reporting Date Using:
December 31, 2024	Fair Value	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Securities available-for-sale:
Residential mortgage -backed	$398,742	$-	$398,742	$-
U.S. treasury securities	84,664	-	84,664	-
U.S. government sponsored enterprises	45,536	-	45,536	-
State, county, and municipal	66,614	-	66,614	-
Corporate debt obligations	15,308	-	15,308	-
Totals	$610,864	$-	$610,864	$-

The Company's policy is to recognize transfers in and transfers out of levels 1, 2, and 3 as of the end of a reporting period. There were no transfers between levels from December 31, 2024 to June 30, 2025.

Assets measured at fair value on a nonrecurring basis – The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. GAAP. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a nonrecurring basis are included in the table below as of June 30, 2025 and December 31, 2024 (amounts in thousands):

	Fair Value Measurements At Reporting Date Using:
June 30, 2025	Fair Value	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral dependent loans	$5,884	$-	$-	$5,884
Foreclosed assets	1,777	-	-	1,777
Totals	$7,661	$-	$-	$7,661

December 31, 2024	Fair Value	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral dependent loans	$9,050	$-	$-	$9,050
Foreclosed assets	130	-	-	130
Totals	$9,180	$-	$-	$9,180

The Company has estimated the fair values of these assets using Level 3 inputs, specifically the appraised value of the collateral. Individually evaluated loan balances represent those collateral dependent loans where management has estimated the credit loss by comparing the loan’s carrying value against the expected realizable fair value of the collateral dependent loan for the amount of the credit loss. For Level 3 assets measured at fair value on a non-recurring basis as of June 30, 2025 and December 31, 2024 for the valuation technique, the Company used appraisals. For the significant unobservable input, the Company used appraisal discounts, and weighted average input of 15-20% was used for the period ended June 30, 2025 and December 31, 2024.

The estimated fair values, and related carrying or notional amounts, of the Company’s financial instruments as of June 30, 2025 and December 31, 2024 are as follows (amounts in thousands):

		Estimated Fair Value
June 30, 2025	Carrying Amount	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$203,805	$203,805	$-	$-
Certificates of deposit in banks	4,218	-	4,218	-
Securities held-to-maturity	119,717	-	96,519	-
Securities available-for-sale	618,234	-	618,234	-
Loans held-for-sale	6,273	-	6,273	-
Loans receivable, net	2,530,428	-	2,526,265	5,884
Accrued interest receivable	15,955	-	15,955	-
Bank owned life insurance	50,607	-	50,607	-
Restricted equity securities	10,257	-	-	10,257
Financial liabilities:
Deposits	3,222,457	-	3,019,301	-
Federal Home Loan Bank advances	150,000	-	149,965	-
Subordinated debentures	39,598	-	32,847	-
Accrued interest payable	2,117	-	2,117	-

		Estimated Fair Value
December 31, 2024	Carrying Amount	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$185,744	$185,744	$-	$-
Certificates of deposit in banks	4,218	-	4,218	-
Securities held-to-maturity	122,061	-	96,938	-
Securities available-for-sale	610,864	-	610,864	-
Loans held-for-sale	6,812	-	6,812	-
Loans receivable, net	2,454,734	-	2,422,481	9,050
Accrued interest receivable	15,965	-	15,965	-
Bank owned life insurance	49,791	-	49,791	-
Restricted equity securities	12,651	-	-	12,651
Financial liabilities:
Deposits	3,067,159	-	2,844,603	-
Securities sold under agreements to repurchase	22,664	-	22,664	-
Federal Home Loan Bank advances	205,000	-	205,017	-
Subordinated debentures	39,563	-	31,113	-
Accrued interest payable	2,363	-	2,363	-

The estimated fair values of the standby letters of credit and loan commitments on which the committed interest rate is less than the current market rate are insignificant as of June 30, 2025 and December 31, 2024.

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

Note 8 – Recently Issued Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 is intended to improve the disclosures for income taxes to address requests from investors, lenders, creditors and other allocators of capital (collectively, "investors") that use the financial statements to make capital allocation decisions. During the FASB's 2021 agenda consultation process and other stakeholder outreach, investors highlighted that the current system of income tax disclosures does not provide enough information to understand the tax provision for an entity that operates in multiple jurisdictions. Investors currently rely on the rate reconciliation table and other disclosures, including total income taxes paid in the statement of cash flows, to evaluate income tax risks and opportunities. The amendments in ASU 2023-09 will require consistent categories and greater disaggregation of information in the rate reconciliation disclosure as well as disclosure of income taxes paid disaggregated by jurisdiction. The amendments of ASU 2023-09 are effective for annual periods beginning after December 15, 2024, and early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The Company adopted the amendments of ASU 2023-09 effective January 1, 2025, and will include the required disclosures in its Annual Report on Form 10-K for the year ending December 31, 2025. The Company is currently evaluating the changes to disclosures required by ASU 2023-09; however, adoption of ASU 2023-09 is not expected to have a material impact to the Company’s consolidated financial statements or results of operations.

Note 9 – Defined Contribution Plan

The Company provides a 401(k) employee stock ownership plan (ESOP), which covers substantially all of the Company’s employees who are eligible, as to age and length of service. A participant may elect to make contributions up to $23.5 thousand and $23.0 thousand of the participant’s annual compensation in 2025 and 2024, respectively. The Company makes contributions up to 3% of each participant’s annual compensation and the Company matches 50% of the next 2% contributed by the employee. Contributions to the plan by the Company were approximately $608 thousand and $436 thousand for the six months ended June 30, 2025 and 2024, respectively. Contributions to the plan by the Company were approximately $355 thousand and $225 thousand for the three months ended June 30, 2025 and 2024, respectively. Outstanding shares of the Company’s common stock allocated to participants at June 30, 2025 and December 31, 2024 totaled 198,719 shares and 182,822 shares, respectively, and there were no unallocated shares. These shares are treated as outstanding for purposes of calculating earnings per share and dividends on these shares are included in the Consolidated Statements of Stockholders’ Equity.

The Company’s ESOP includes a put option for shares of the Company’s common stock distributed from the ESOP. Shares are distributed from the ESOP primarily to separate vested participants and certain eligible participants who elect to diversify their account balances. Since the Company’s common stock is not currently traded on an established securities market, if the owners of distributed shares desire to sell their shares, the Company is required to purchase the shares at fair value during two put option periods following the distribution of the shares from the ESOP. The first put option period is within sixty days following the distribution of the shares from the ESOP. The second put option period begins on the first day of the fifth month of the plan year for a sixty day period. The fair value of distributed shares subject to the put option totaled $0 as of June 30, 2025 and December 31, 2024. The cost of the ESOP shares totaled $5.62 million and $5.10 million as of June 30, 2025 and December 31, 2024, respectively. Due to the Company’s obligation under the put option, the distributed shares and ESOP shares are classified as temporary equity in the mezzanine section of the consolidated statements of financial condition and totaled $5.62 million and $5.10 million as of June 30, 2025 and December 31, 2024, respectively. The fair value of the ESOP shares totaled $7.85 million and $7.22 million as of June 30, 2025 and December 31, 2024, respectively.

Note 10 – Loans Held for Sale

The Company has entered into agreements with secondary market investors to deliver loans on a “best efforts delivery” basis. When a rate is committed to a borrower, it is based on the best price that day and locked with the investor for the customer for a thirty day period. In the event the loan is not delivered to the investor, the Company has no risk or exposure with the investor. The fair values of the Company’s agreements with investors and rate lock commitments to customers as of June 30, 2025 and December 31, 2024, respectively, were not material.

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

Lease Right-of-Use Assets	Classification on Consolidated Statement of Condition	June 30, 2025	December 31, 2024
Operating lease right-of-use assets	Other Assets	$3,074	$2,691

Lease Liabilities	Classification on Consolidated Statement of Condition	June 30, 2025	December 31, 2024
Operating lease liabilities	Accrued interest payable and other liabilities	$3,219	$2,841

	June 30, 2025	December 31, 2024
Weighted-average remaining lease term for operating leases	9.25 Years	8.48 Years
Weighted-average discount rate for operating leases	6.00%	6.00%

Future minimum payments for operating leases with initial or remaining terms of one year or more as of June 30, 2025 are as follows:

Operating Leases
July 1, 2025 - June 30, 2026	$593
July 1, 2026 - June 30, 2027	431
July 1, 2027 - June 30, 2028	384
July 1, 2028 - June 30, 2029	363
July 1, 2029 - June 30, 2030	369
Afterward	2,178
Total future minimum lease payments	4,318
Amounts representing interest	(1,099)
Present value of net future minimum lease payments	$3,219

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

Our Business

We are a bank holding company headquartered in Prattville, Alabama. We engage in the business of banking through our wholly-owned banking subsidiary, River Bank & Trust, which we may refer to as the “Bank” or “River Bank.” Through the Bank, we provide a broad array of financial services to businesses, business owners, professionals, and consumers. As of June 30, 2025, we operated twenty-three full-service banking offices in Alabama in the cities of Montgomery, Prattville, Millbrook, Wetumpka, Auburn, Opelika, Gadsden, Alexander City, Daphne, Clanton, Dothan, Enterprise, Mobile, Decatur, Huntsville, Saraland, Birmingham, and Florence, Alabama.

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

Overview of Second Quarter 2025 Results

Net income was $12.1 million in the quarter ended June 30, 2025, compared with $7.6 million in the quarter ended June 30, 2024. Several significant measures from the 2025 second quarter include:

•
Net interest margin (taxable equivalent) of 3.41%, compared with 2.79% for the second quarter of 2024.
•
Net interest income increase of $6.9 million for the quarter ended June 30, 2025, representing a 30.85% rate of increase over the quarter ended June 30, 2024.
•
Annualized return on average earning assets for the quarter ended June 30, 2025 of 1.38% compared with 0.93% for the quarter ended June 30, 2024.
•
Annualized return on average equity for the quarter ended June 30, 2025 of 19.45% compared with 15.18% for the quarter ended June 30, 2024.
•
Loan increase of $27.7 million during the quarter ended June 30, 2025, representing a 4.37% annualized growth rate.
•
Securities decrease of $4.7 million during the quarter ended June 30, 2025, representing a 2.52% annualized decrease for the quarter.
•
Deposit increase of $64.6 million during the quarter ended June 30, 2025, representing a 8.18% annualized growth rate.
•
Stockholders’ equity increase of $10.6 million during the quarter ended June 30, 2025, representing a 17.42% annualized increase.
•
Book value per share of $33.43 at June 30, 2025, compared with $30.43 per share at December 31, 2024.
•
Tangible book value per share of $29.75 at June 30, 2025, compared with $26.67 at December 31, 2024.

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

Comparison of the Results of Operations for the three and six months ended June 30, 2025 and 2024

The following is a narrative discussion and analysis of significant changes in our results of operations for the three and six months ended June 30, 2025 compared to the six months ended June 30, 2024.

Net Income

During the three months ended June 30, 2025, our net income was $12.1 million, compared to $7.6 million for the three months ended June 30, 2024, an increase of $4.5 million, or 58.16%. The primary reason for the increase in net income for the second quarter of 2025 as compared to the second quarter of 2024 was an increase in net interest income coupled with an increase in noninterest income. During the three months ended June 30, 2025, net interest income was $29.5 million compared to $22.6 million for the three months ended June 30, 2024, an increase of $6.9 million, or 30.85%. This increase is a result of higher yields on new and repricing loans. Total noninterest income for the second quarter of 2025 was $5.1 million compared to $4.2 million for the quarter ended June 30, 2024. This increase in noninterest income was primarily the result of secondary market mortgage operations which increased approximately $699.0 thousand. Total noninterest expense in the second quarter of 2025 increased $1.8 million, or 11.59%, from the second quarter of 2024. The most significant noninterest expense continues to be salaries and employee benefits which increased approximately $1.5 million.

During the six months ended June 30, 2025, our net income was $20.5 million, compared to $13.5 million for the six months ended June 30, 2024, an increase of $7.0 million, or 52.72%. The primary reason for the increase in net income for the second quarter of 2025 as compared to the second quarter of 2024 was an increase in net interest income offset by an increase in noninterest expense. During the six months ended June 30, 2025, net interest income was $57.3 million compared to $44.2 million for the six months ended June 30, 2024, an increase of $13.1 million, or 29.73%. This increase is a result of higher yields on new and repricing loans. Total noninterest income for the first six months of 2025 was $6.9 million compared to $6.8 million in the first six months of 2024. This increase in noninterest income was primarily the result of secondary market mortgage operations which increased approximately $777.0 thousand. This increase was partially offset by a $2.1 million increase in net loss on sales of investment securities. Total noninterest expense in the second quarter of 2025 increased $3.4 million, or 10.97%, from the second quarter of 2024. The most significant increases were attributable to the $2.0 million increase in salaries and employee benefits.

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

Comparison of net interest income for the three months ended June 30, 2025 and 2024

The following table shows, for the three months ended June 30, 2025 and 2024, the average balances of each principal category of our earning assets and interest bearing liabilities and the average taxable equivalent yields on assets and average costs of liabilities. These yields and costs are calculated by dividing the income or expense by the average daily balance of the associated assets or liabilities (amounts in thousands).

	Three Months Ended June 30, 2025			Three Months Ended June 30, 2024
		Interest			Interest
	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Yield/Rate	Balance	Expense	Yield/Rate
Interest earning assets
Loans	$2,544,491	$41,436	6.53%	$2,301,538	$35,547	6.19%
Mortgage loans held for sale	10,240	123	4.80%	6,131	83	5.43%
Investment securities:
Taxable securities	737,405	4,844	2.64%	735,643	3,467	1.89%
Tax-exempt securities	70,146	557	3.18%	64,876	463	2.86%
Interest bearing balances in other banks	124,349	1,408	4.54%	137,280	1,878	5.49%
Federal funds sold	15,571	176	4.53%	26,268	357	5.46%
Total interest earning assets	$3,502,202	$48,544	5.56%	$3,271,736	$41,795	5.12%

Interest bearing liabilities
Interest bearing transaction accounts	$773,099	$3,109	1.61%	$681,828	$2,806	1.65%
Savings and money market accounts	1,026,239	6,726	2.63%	953,398	6,853	2.88%
Time deposits	720,471	7,044	3.92%	617,873	6,662	4.32%
Short-term borrowings	-	-	0.00%	15,122	129	3.42%
Federal Home Loan Bank advances	150,000	1,481	3.96%	204,835	2,149	4.21%
Subordinated debentures	40,000	418	4.19%	40,000	417	4.19%
Total interest bearing liabilities	$2,709,809	$18,778	2.78%	$2,513,056	$19,016	3.04%
Noninterest-bearing funding of earning assets	792,393	-	0.00%	758,680	-	0.00%
Total cost of funding earning assets	$3,502,202	$18,778	2.15%	$3,271,736	$19,016	2.33%
Net interest rate spread			2.78%			2.08%
Net interest income/margin (taxable equivalent)		$29,766	3.41%		$22,779	2.79%
Tax equivalent adjustment		(230)			(206)
Net interest income/margin		$29,536	3.38%		$22,573	2.77%

The following table reflects, for the three months ended June 30, 2025 and 2024, the changes in our net interest income due to variances in the volume of interest earning assets and interest bearing liabilities and variances in the associated rates earned or paid on these assets and liabilities (amounts in thousands).

	Three Months Ended June 30, 2025 vs.
	Three Months Ended June 30, 2024
		Variance
		due to
	Volume	Yield/Rate	Total
Interest earning assets
Loans	$3,859	$2,030	$5,889
Mortgage loans held for sale	57	(17)	40
Investment securities:
Taxable securities	17	1,360	1,377
Tax-exempt securities	40	54	94
Interest bearing balances in other banks	(169)	(301)	(470)
Federal funds sold	(145)	(36)	(181)
Total interest earning assets	$3,659	$3,090	$6,749

Interest bearing liabilities
Interest bearing transaction accounts	$378	$(75)	$303
Savings and money market accounts	525	(652)	(127)
Time deposits	1,104	(722)	382
Short-term borrowings	(129)	-	(129)
Federal Home Loan Bank advances	(576)	(92)	(668)
Subordinated debentures	1	-	1
Total interest bearing liabilities	$1,303	$(1,541)	$(238)

Net interest income
Net interest income (taxable equivalent)	$2,356	$4,631	$6,987
Taxable equivalent adjustment	(5)	(19)	(24)
Net interest income	$2,351	$4,612	$6,963

Total interest income for the three months ended June 30, 2025 was $48.3 million and total interest expense was $18.8 million, resulting in net interest income of $29.5 million for the period. For the same period of 2024, total interest income was $41.6 million and total interest expense was $19.0 million, resulting in net interest income of $22.6 million for the period. This represents a 30.85% increase in net interest income when comparing the same period from 2025 and 2024. When comparing the variances related to interest income for the three months ended June 30, 2025 and 2024, the increase was primarily attributed to increases in average volumes in loans and loan yields. The volume related increase in interest income for the three months ended June 30, 2025 was accompanied by an increase in the yield on loans and investment securities. When comparing variances related to interest expense for the three months ended June 30, 2025 and 2024, the decrease primarily resulted from a decrease in deposit interest rates. The decrease in interest expense resutling from interest rate decreases was partially offset by increase in the average volume of deposits.

Comparison of net interest income for the six months ended June 30, 2025 and 2024

The following table shows, for the six months ended June 30, 2025 and 2024, the average balances of each principal category of our earning assets and interest bearing liabilities and the average taxable equivalent yields on assets and average costs of liabilities. These yields and costs are calculated by dividing the income or expense by the average daily balance of the associated assets or liabilities (amounts in thousands).

	Six Months Ended June 30, 2025			Six Months Ended June 30, 2024
		Interest			Interest
	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Yield/Rate	Balance	Expense	Yield/Rate
Interest earning assets
Loans	$2,526,851	$81,429	6.50%	$2,277,274	$69,548	6.12%
Mortgage loans held for sale	7,981	199	5.03%	5,277	141	5.36%
Investment securities:
Taxable securities	740,594	9,513	2.59%	739,422	6,857	1.86%
Tax-exempt securities	68,852	1,069	3.13%	65,071	925	2.85%
Interest bearing balances in other banks	106,515	2,407	4.56%	102,868	2,810	5.48%
Federal funds sold	15,923	357	4.52%	28,415	776	5.48%
Total interest earning assets	$3,466,716	$94,974	5.45%	$3,218,327	$81,057	4.98%

Interest bearing liabilities
Interest bearing transaction accounts	$754,699	$5,942	1.59%	$681,945	$5,658	1.66%
Savings and money market accounts	1,016,297	13,264	2.63%	929,913	12,964	2.80%
Time deposits	711,132	14,079	3.99%	589,887	12,343	4.20%
Securities sold under repurchase agreements	10,384	172	3.34%	15,054	261	3.48%
Federal Home Loan Bank advances	150,304	2,953	3.96%	208,764	4,406	4.23%
Subordinated debentures	40,000	831	4.19%	40,000	835	4.19%
Total interest bearing liabilities	$2,682,816	$37,241	2.80%	$2,465,563	$36,467	2.97%
Noninterest-bearing funding of earning assets	783,900	-	0.00%	752,764	-	0.00%
Total cost of funding earning assets	$3,466,716	$37,241	2.17%	$3,218,327	$36,467	2.27%
Net interest rate spread			2.65%			2.01%
Net interest income/margin (taxable equivalent)		$57,733	3.36%		$44,590	2.78%
Tax equivalent adjustment		(447)			(433)
Net interest income/margin		$57,286	3.33%		$44,157	2.75%

The following table reflects, for the six months ended June 30, 2025 and 2024, the changes in our net interest income due to variances in the volume of interest earning assets and interest bearing liabilities and variances in the associated rates earned or paid on these assets and liabilities (amounts in thousands).

	Six Months Ended June 30, 2025 vs.
	Six Months Ended June 30, 2024
		Variance
		due to
	Volume	Yield/Rate	Total
Interest earning assets
Loans	$7,370	$4,511	$11,881
Mortgage loans held for sale	72	(14)	58
Investment securities:
Taxable securities	12	2,644	2,656
Tax-exempt securities	52	92	144
Interest bearing balances in other banks	88	(491)	(403)
Federal funds sold	(342)	(77)	(419)
Total interest earning assets	$7,252	$6,665	$13,917

Interest bearing liabilities
Interest bearing transaction accounts	$602	$(318)	$284
Savings and money market accounts	1,200	(900)	300
Time deposits	2,530	(794)	1,736
Short-term debt	(81)	(8)	(89)
Federal Home Loan Bank advances	(1,237)	(216)	(1,453)
Subordinated debentures	(2)	(2)	(4)
Total interest bearing liabilities	$3,012	$(2,238)	$774

Net interest income
Net interest income (taxable equivalent)	$4,240	$8,903	$13,143
Taxable equivalent adjustment	3	(17)	(14)
Net interest income	$4,243	$8,886	$13,129

Total interest income for the six months ended June 30, 2025 was $94.5 million and total interest expense was $37.2 million, resulting in net interest income of $57.3 million for the period. For the same period of 2024, total interest income was $80.6 million and total interest expense was $36.5 million, resulting in net interest income of $44.2 million for the period. This represents a 29.73% increase in net interest income when comparing the same period from 2025 and 2024. When comparing the variances related to interest income for the six months ended June 30, 2025 and 2024, the increase was primarily attributed to increases in average volumes in loans and loan yields. The volume related increase in interest income for the six months ended June 30, 2025 was accompanied by an increase in the yield on loans and investment securities. When comparing variances related to interest expense for the six months ended June 30, 2025 and 2024, the increase primarily resulted from an increase in deposits with the largest increase in time deposits. The increase in interest expense resulting from an increase in deposits was partially offset by a decrease in deposit interest rates.

Provision for Credit Losses

The provision for credit losses represents a charge to earnings necessary to establish an allowance for credit losses that, in management's evaluation, is adequate to provide coverage for all expected credit losses. As a result of evaluating the allowance for credit losses at June 30, 2025, management recorded a provision for credit losses of $1.69 million in the second quarter of 2025 compared to $1.33 million in the second quarter of 2024. The increased provision for credit losses allocated was primarily due to the growth of our overall loan portfolio. In management’s evaluation, our allowance for credit losses reflects an amount we believe appropriate, based on our allowance assessment methodology, to adequately cover all expected future losses as of the date the allowance is determined.

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

The following table sets forth the principal components of noninterest income for the periods indicated (amounts in thousands).

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2025	2024	2025	2024
Service charges and fees	$2,225	$2,072	$4,359	$4,057
Investment brokerage revenue	254	173	549	364
Mortgage operations	1,826	1,127	2,857	2,080
Bank owned life insurance income	408	355	816	696
Net loss on sales of investment securities	(99)	-	(3,498)	(1,432)
Other noninterest income	463	520	1,854	1,044
Total noninterest income	$5,077	$4,247	$6,937	$6,809

Noninterest income for the three months ended June 30, 2025 was $5.1 million compared to $4.2 million for the same period in 2024. The most significant increase in noninterest income was due to the $699.0 thousand increase in secondary market mortgage operations while the most significant decrease was an overall $99 thousand loss on sale of investment securities.

Noninterest income for the six months ended June 30, 2025 was $6.9 million compared to $6.8 million for the same period in 2024. The most significant decrease in noninterest income was due to to a $2.1 million increase in the loss on sales of investment securities while the most significant increase was an overall $810 thousand increase in other noninterest income with $902 thousand of the income coming as a result of one time contract revenue negotiations which was slightly offset by decreases in other types of noninterest income.

Noninterest Expense

Noninterest expenses consist primarily of salaries and employee benefits, building occupancy and equipment expenses, advertising and promotion expenses, data processing expenses, legal and professional services and miscellaneous other operating expenses.

The following table sets forth the principal components of noninterest expense for the periods indicated (amounts in thousands).

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2025	2024	2025	2024
Salaries and employee benefits	$10,963	$9,481	$20,721	$18,672
Occupancy expenses	1,037	965	2,059	1,946
Equipment rentals, depreciation, and maintenance	536	521	1,083	1,045
Telephone and communications	109	140	221	266
Advertising and business development	271	194	527	443
Data processing	1,096	1,002	2,225	2,028
Foreclosed assets, net	(41)	66	(27)	101
Federal deposit insurance and other regulatory assessments	729	705	1,507	1,429
Legal and other professional services	318	262	1,628	614
Other operating expense	2,306	2,188	4,241	4,262
Total noninterest expense	$17,324	$15,524	$34,185	$30,806

Noninterest expense for the three months ended June 30, 2025 totaled $17.3 million compared with $15.5 million for the same period of 2024. The overall increase was primarily a result of salaries and employee benefits. Salaries and employee benefits increased $1.5 million, or 15.63%, to $10.96 million in the second quarter of 2025 from $9.48 million in the second quarter of 2024.

Noninterest expense for the six months ended June 30, 2025 totaled $34.2 million compared with $30.8 million for the same period of 2024. The overall increase was primarily a result of legal and other professional services and salaries and employee benefits. Legal and other professional services increased $1.0 million, or 165.15%, to $1.6 million in the first six months of 2025 from $614 thousand in the first six months of 2024. The most significant increase in legal and other professional services was $920 thousand of expense coming from professional service contract negotiations. Salaries and employee benefits increased $2.0 million, or 10.97%, to $20.7 million in the in the first six months of 2025 from $18.7 million in the first six months of 2024.

Provision for Income Taxes

We recognized income tax expense of $3.5 million for the three months ended June 30, 2025, compared to $2.3 million for the three months ended June 30, 2024. The effective tax rate for the three months ended June 30, 2025 was 22.5% compared to 23.3% for the same period in 2024. The effective tax rate is affected by levels of items of income that are not subject to federal and/or state taxation and by levels of items of expense that are not deductible for federal and/or state income tax purposes.

We recognized income tax expense of $6.1 million for the six months ended June 30, 2025, compared to $4.1 million for the six months ended June 30, 2024. The effective tax rate for the six months ended June 30, 2025 was 23.0% compared to 23.2% for the same period in 2024. The effective tax rate is affected by levels of items of income that are not subject to federal and/or state taxation and by levels of items of expense that are not deductible for federal and/or state income tax purposes.

Comparison of Financial Condition at June 30, 2025 and December 31, 2024

Overview

Our total assets increased $105.3 million, or 2.94%, from December 31, 2024 to June 30, 2025. Loans, net of deferred fees and discounts, increased $77.2 million, or 3.10%, from December 31, 2024 to June 30, 2025. Securities available-for-sale increased by $7.4 million, or 1.21%, and securities held-to-maturity decreased by $2.3 million, or 1.92%, from December 31, 2024 to June 30, 2025, respectively. Cash and cash equivalents increased $18.1 million, or 9.72% from December 31, 2024 to June 30, 2025. Total deposits increased $155.3 million, or 5.06%, from December 31, 2024 to June 30, 2025 which funded a majority of our loan growth. Total stockholders’ equity increased $26.6 million, or 11.71% from December 31, 2024 to June 30, 2025.

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

During the six months ended June 30, 2025, we purchased investment securities totaling $98.5 million and sold investment securities with proceeds received of $77.0 million including net realized losses of $3.5 million.

The following tables summarize the amortized cost, gross unrealized gains, gross unrealized losses, and fair value of debt securities at June 30, 2025 and December 31, 2024 (amounts in thousands).

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2025:
Securities available-for-sale:
Residential mortgage-backed	$490,142	$416	$(49,591)	$440,967
U.S. treasury securities	49,986	-	(2,461)	47,525
U.S. govt. sponsored enterprises	40,487	-	(2,519)	37,968
State, county, and municipal	90,255	24	(12,038)	78,241
Corporate debt obligations	14,694	19	(1,180)	13,533
Total available-for-sale	$685,564	$459	$(67,789)	$618,234

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2025:
Securities held-to-maturity:
Residential mortgage-backed	$56,957	$-	$(11,352)	$45,605
State, county, and municipal	62,760	-	(11,846)	50,914
Total held-to-maturity	$119,717	$-	$(23,198)	$96,519

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2024:
Securities available-for-sale:
Residential mortgage-backed	$457,157	$-	$(58,415)	$398,742
U.S. treasury securities	90,508	-	(5,844)	84,664
U.S. govt. sponsored enterprises	49,354	-	(3,818)	45,536
State, county, and municipal	77,158	-	(10,544)	66,614
Corporate debt obligations	16,714	3	(1,409)	15,308
Total available-for-sale	$690,891	$3	$(80,030)	$610,864

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2024:
Securities held-to-maturity:
Residential mortgage-backed	$59,274	$-	$(12,786)	$46,488
State, county, and municipal	62,787	-	(12,337)	50,450
Total held-to-maturity	$122,061	$-	$(25,123)	$96,938

Loans

Loans are the largest category of interest earning assets and typically provide higher yields than other types of interest earning assets. Associated with the higher loan yields are the inherent credit and liquidity risks which management attempts to control and counterbalance. Total loans averaged $2.54 billion during the three months ended June 30, 2025, or 72.7% of average interest earning assets, as compared to $2.30 billion, or 70.3% of average interest earning assets, for the three months ended June 30, 2024. At June 30, 2025, total loans were $2.56 billion, compared to $2.49 billion at December 31, 2024, an increase of $77.2 million, or 3.10%.

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

The following table provides a summary of the loan portfolio as of June 30, 2025, and December 31, 2024.

	June 30, 2025		December 31, 2024
	Amount	% of Total	Amount	% of Total
Residential real estate:
Closed-end 1-4 family - first lien	$890,101	35.2%	$869,415	35.4%
Closed-end 1-4 family - junior lien	18,363	0.7%	14,145	0.6%
Multi-family	39,060	1.5%	19,651	0.8%
Total residential real estate	947,524	37.4%	903,211	36.8%
Commercial real estate:
Nonfarm nonresidential	654,131	25.9%	637,589	26.0%
Farmland	82,625	3.3%	75,184	3.1%
Total commercial real estate	736,756	29.2%	712,773	29.1%
Construction and land development:
Residential	110,106	4.4%	101,986	4.2%
Other	165,708	6.5%	190,955	7.8%
Total construction and land development	275,814	10.9%	292,941	12.0%
Home equity lines of credit	143,555	5.7%	124,064	5.1%
Commercial loans:
Other commercial loans	299,675	11.8%	291,762	11.9%
Agricultural	79,890	3.2%	76,348	3.1%
State, county, and municipal loans	30,998	1.1%	33,847	1.2%
Total commercial loans	410,563	16.1%	401,957	16.2%
Consumer loans	58,256	2.3%	60,522	2.5%
Total gross loans	2,572,468	101.6%	2,495,468	101.7%
Allowance for credit losses	(33,551)	-1.3%	(32,088)	-1.3%
Net discounts	(9)	0.0%	(13)	0.0%
Net deferred loan fees	(8,480)	-0.3%	(8,633)	-0.4%
Net loans	$2,530,428	100.0%	$2,454,734	100.0%

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

Real estate loans are the largest component of our loan portfolio and include residential real estate loans, commercial real estate loans, and construction and land development loans. At June 30, 2025, this category totaled $1.96 billion, or 76.20% of total gross loans, compared to $1.91 billion, or 76.50%, at December 31, 2024. Real estate loans increased $51.2 million, or 2.68%, during the period December 31, 2024 to June 30, 2025. Commercial loans increased $8.6 million, or 2.14% during the same period. Our management team and lending officers have a great deal of experience and expertise in real estate lending and commercial lending.

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

The repayment of loans is a source of additional liquidity for us. The following table sets forth our variable rate and fixed rate loans maturing within specific intervals at June 30, 2025.

LOAN MATURITY AND SENSITIVITY TO CHANGES IN INTEREST RATES

		Over one	Over five
	One year	year through	years through	Over fifteen
Variable Rate Loans:	or less	five years	fifteen years	years	Total
Residential real estate:
Closed-end 1-4 family - first lien	$10,128	$8,717	$7,958	$512,567	$539,370
Closed-end 1-4 family - junior lien	1,411	4,143	(87)	-	5,467
Multi-family	-	19,723	-	-	19,723
Total residential real estate	11,539	32,583	7,871	512,567	564,560
Commercial real estate:
Nonfarm nonresidential	15,673	24,408	6,238	-	46,319
Farmland	1,332	2,501	-	250	4,083
Total commercial real estate	17,005	26,909	6,238	250	50,402
Construction and land development:
Residential	26,764	4,454	-	26,957	58,175
Other	48,257	25,154	2,423	5,056	80,890
Total construction and land development	75,021	29,608	2,423	32,013	139,065
Home equity lines of credit	10,784	5,672	103,197	50	119,703
Commercial loans:
Other commercial loans	76,793	38,411	9,877	-	125,081
Agricultural	55,663	2,692	-	-	58,355
State, county, and municipal loans	91	-	-	-	91
Total commercial loans	132,547	41,103	9,877	-	183,527
Consumer loans	2,988	1,432	-	-	4,420
Total gross variable rate loans	$249,884	$137,307	$129,606	$544,880	$1,061,677

		Over one	Over five
	One year	year through	years through	Over fifteen
Fixed Rate Loans:	or less	five years	fifteen years	years	Total
Residential real estate:
Closed-end 1-4 family - first lien	$33,325	$166,678	$54,241	$96,487	$350,731
Closed-end 1-4 family - junior lien	594	9,619	2,389	294	12,896
Multi-family	142	15,242	3,183	770	19,337
Total residential real estate	34,061	191,539	59,813	97,551	382,964
Commercial real estate:
Nonfarm nonresidential	56,553	324,158	223,322	3,779	607,812
Farmland	23,714	40,474	14,290	64	78,542
Total commercial real estate	80,267	364,632	237,612	3,843	686,354
Construction and land development:
Residential	48,307	3,624	-	-	51,931
Other	17,595	55,358	11,794	71	84,818
Total construction and land development	65,902	58,982	11,794	71	136,749
Home equity lines of credit	2,775	1,175	19,773	129	23,852
Commercial loans:
Other commercial loans	26,319	114,880	33,395	-	174,594
Agricultural	5,530	15,398	607	-	21,535
State, county, and municipal loans	660	12,095	18,152	-	30,907
Total commercial loans	32,509	142,373	52,154	-	227,036
Consumer loans	7,134	27,179	18,993	530	53,836
Total fixed rate gross loans	$222,648	$785,880	$400,139	$102,124	$1,510,791

		Over one	Over five
	One year	year through	years through	Over fifteen
Total Loans:	or less	five years	fifteen years	years	Total
Residential real estate:
Closed-end 1-4 family - first lien	$43,453	$175,395	$62,199	$609,054	$890,101
Closed-end 1-4 family - junior lien	2,005	13,762	2,302	294	18,363
Multi-family	142	34,965	3,183	770	39,060
Total residential real estate	45,600	224,122	67,684	610,118	947,524
Commercial real estate:
Nonfarm nonresidential	72,226	348,566	229,560	3,779	654,131
Farmland	25,046	42,975	14,290	314	82,625
Total commercial real estate	97,272	391,541	243,850	4,093	736,756
Construction and land development:
Residential	75,071	8,078	-	26,957	110,106
Other	65,852	80,512	14,217	5,127	165,708
Total construction and land development	140,923	88,590	14,217	32,084	275,814
Home equity lines of credit	13,559	6,847	122,970	179	143,555
Commercial loans:
Other commercial loans	103,112	153,291	43,272	-	299,675
Agricultural	61,193	18,090	607	-	79,890
State, county, and municipal loans	751	12,095	18,152	-	30,998
Total commercial loans	165,056	183,476	62,031	-	410,563
Consumer loans	10,122	28,611	18,993	530	58,256
Total gross loans	$472,532	$923,187	$529,745	$647,004	$2,572,468

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

The following table presents a summary of changes in the allowance for credit losses for the periods indicated (amounts in thousands).

	As of and for the		As of and for the
	Three Months Ended:		Six Months Ended:
	June 30,	June 30,	June 30,	June 30,
	2025	2024	2025	2024
Allowance for credit losses at beginning of period	$33,798	$29,856	$32,088	$28,991
Charge-offs:
Mortgage loans on real estate:
Residential real estate	49	-	49	-
Commercial real estate	1,514	-	1,514	248
Construction and land development	-	-	-	19
Total mortgage loans on real estate	1,563	-	1,563	267
Home equity lines of credit	-	-	-	50
Commercial	423	257	519	346
Consumer	97	40	138	101
Total	2,083	297	2,220	764

Recoveries:
Mortgage loans on real estate:
Residential real estate	1	-	12	-
Commercial real estate	1	3	4	5
Construction and land development	-	-	-	-
Total mortgage loans on real estate	2	3	16	5
Home equity lines of credit	-	-	9	-
Commercial	140	23	261	39
Consumer	8	5	25	10
Total	150	31	311	54

Net charge-offs	1,933	266	1,909	710
Provision for credit losses	1,686	1,326	3,372	2,635
Allowance for credit losses at end of period	$33,551	$30,916	$33,551	$30,916

Total loans outstanding, net of deferred loan fees	2,563,979	2,350,403	2,563,979	2,350,403
Average loans outstanding, net of deferred loan fees	2,544,491	2,301,538	2,526,851	2,277,274
Allowance for credit losses to period end loans	1.31%	1.32%	1.31%	1.32%
Net charge-offs to average loans (annualized)	0.30%	0.05%	0.15%	0.06%

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

	June 30, 2025		December 31, 2024
		Percent of		Percent of
	Amount	Total	Amount	Total
Mortgage loans on real estate:
Residential real estate	$8,137	24.3%	$7,690	24.0%
Commercial real estate	11,208	33.4%	10,629	33.1%
Construction and land development	3,572	10.6%	4,299	13.4%
Total mortgage loans on real estate	22,917	68.3%	22,618	70.5%
Home equity lines of credit	2,228	6.6%	1,887	5.9%
Commercial	7,835	23.4%	7,072	22.0%
Consumer	571	1.7%	511	1.6%
Total	$33,551	100.0%	$32,088	100.0%

Nonperforming Assets

The following table presents our nonperforming assets as of the dates indicated (amounts in thousands):

	June 30,		December 31,
	2025	2024	2024
Nonaccrual loans	$5,259	$12,303	$8,513
Accruing loans past due 90 days or more	15	-	8
Total nonperforming loans	5,274	12,303	8,521
Foreclosed assets	1,777	66	130
Total nonperforming assets	$7,051	$12,369	$8,651

Allowance for credit losses to period end loans	1.31%	1.32%	1.29%
Allowance for credit losses to period end nonperforming loans	636.16%	251.29%	376.58%
Net charge-offs to average loans (annualized)	0.15%	0.06%	0.11%
Nonperforming assets to period end loans and foreclosed property	0.27%	0.53%	0.35%
Nonperforming loans to period end loans	0.21%	0.52%	0.34%
Nonperforming assets to total assets	0.19%	0.36%	0.24%
Period end loans	$2,563,979	$2,350,403	$2,486,822
Period end total assets	$3,687,506	$3,424,101	$3,582,206
Allowance for credit losses	$33,551	$30,916	$32,088
Average loans for the period	$2,526,851	$2,277,274	$2,348,776
Net charge-offs for the period	$1,909	$710	$2,690
Period end loans plus foreclosed property	$2,565,756	$2,350,469	$2,486,952

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

The following table details the composition of our deposit portfolio as of June 30, 2025, and December 31, 2024.

	June 30, 2025		December 31, 2024
		Percent of		Percent of
	Amount	Total	Amount	Total
Demand deposits, non-interest bearing	$650,218	20.2%	$654,229	21.3%
Demand deposits, interest bearing	808,512	25.1%	752,280	24.5%
Money market accounts	915,797	28.4%	856,124	27.9%
Savings deposits	119,164	3.7%	106,269	3.5%
Time certificates of $250 thousand or more	393,337	12.2%	390,906	12.7%
Other time certificates	335,429	10.4%	307,351	10.1%
Totals	$3,222,457	100.0%	$3,067,159	100.0%

Total deposits were $3.22 billion at June 30, 2025, an increase of $155.3 million from December 31, 2024 with the increase resulting mainly in the balances of money market accounts and interest bearing demand deposit accounts. Some of our demand deposit accounts are seasonal and have expected balance fluctuations. The seasonality of these demand deposits is related to property tax collections and to agricultural production.

The following table presents the Bank’s time certificates of deposits by various maturities as of June 30, 2025 (amounts in thousands).

	All Time Deposits	Time Deposits $250 or more	Time Deposits less than $250
Three months or less	$301,477	$158,929	$142,548
Greater than three months through six months	182,228	82,300	99,928
Greater than six months through one year	194,989	124,129	70,860
Greater than one year through three years	45,444	26,573	18,871
Greater than three years	4,628	1,406	3,222
Total	$728,766	$393,337	$335,429

Other Funding Sources

We supplement our deposit funding with wholesale funding when needed for balance sheet planning and management or when the terms are attractive and will not disrupt our offering rates in our markets. A source we have used for wholesale funding is the Federal Home Loan Bank of Atlanta (FHLB). The line of credit with the FHLB is secured by pledges of various loans in our loan portfolio. At June 30, 2025, the FHLB line of credit available was $329.4 million and at December 31, 2024 it was $237.0 million. As of June 30, 2025 and December 31, 2024, we had $150 million and $205 million Federal Home Loan Bank advances outstanding, respectively. We also have lines of credit for federal funds borrowings with other banks that totaled $100.0 million at June 30, 2025 and December 31, 2024, respectively. Furthermore, we have pledged certain loans to the Federal Reserve Bank (FRB) to secure a line of credit. At June 30, 2025, the FRB line of credit available was $417.1 million and at December 31, 2024, the FRB line of credit available was $422.1 million. Another source that we have used for wholesale funding is the Federal Reserve Bank discount window. At both June 30, 2025 and December 31, 2024, we had no borrowings outstanding with the Federal Reserve Bank discount window.

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

Cash and cash equivalents at June 30, 2025 and December 31, 2024, were $203.8 million and $185.7 million, respectively. Based on recorded cash and cash equivalents, management believes River Financial Corporation’s liquidity resources were sufficient at June 30, 2025 to fund loans and meet other cash needs as necessary.

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

Financial instruments whose contract amount represents credit risk at June 30, 2025 and December 31, 2024 were as follows (amounts in thousands):

	June 30, 2025	December 31, 2024
Commitments to extend credit	$445,845	$442,506
Stand-by and performance letters of credit	7,858	10,060
Total	$453,703	$452,566

Contractual Obligations

While our liquidity monitoring and management considers both present and future demands for and sources of liquidity, the following table of contractual commitments focuses only on future obligations as of June 30, 2025 (amounts in thousands).

		Due after 1	Due after 3
	Due in 1	through	through	Due after
	year or less	3 years	5 years	5 years	Total
Deposits without a stated maturity	$2,493,691	$-	$-	$-	$2,493,691
Certificates of deposit of less than $250 thousand	313,336	18,871	3,222	-	335,429
Certificates of deposit of $250 thousand or more	365,358	26,573	1,406	-	393,337
Federal Home Loan Bank advances	25,000	25,000	40,000	60,000	150,000
Subordinated debt, net of loan costs	-	-	-	39,598	39,598
Operating leases	593	815	732	2,178	4,318
Total contractual obligations	$3,197,978	$71,259	$45,360	$101,776	$3,416,373

Capital Position and Dividends

At June 30, 2025 and December 31, 2024, total stockholders’ equity was $253.7 million and $227.1 million, respectively. The increase of approximately $26.6 million resulted mainly from the net change in retained earnings and accumulated other comprehensive loss for the six months ended June 30, 2025. Retained earnings for the first six months of 2025 increased $16.4 million while accumulated other comprehensive loss also decreased $9.6 million. The ratio of stockholders’ equity to total assets was 6.88% and 6.34% at June 30, 2025 and December 31, 2024, respectively.

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

Management believes, as of June 30, 2025 and December 31, 2024, that the Company and Bank meet all capital adequacy requirements to which they are subject. The following tables present the Company's and Bank’s capital amounts and ratios as of June 30, 2025 and December 31, 2024 with the required minimum levels for capital adequacy purposes including the capital conservation buffer under Basel III and minimum levels to be well capitalized (as defined) under the regulatory prompt corrective action regulations.

As of June 30, 2025:
					To Be Well Capitalized
			Required For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Regulations (1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
River Financial Corporation:
Total Capital (To Risk-Weighted Assets)	$355,243	13.589%	$274,501	>= 10.500%	N/A	N/A
Common Equity Tier 1 Capital (To Risk-Weighted Assets)	282,956	10.824%	182,999	>= 7.000%	N/A	N/A
Tier 1 Capital (To Risk-Weighted Assets)	282,956	10.824%	222,213	>= 8.500%	N/A	N/A
Tier 1 Capital (To Average Assets)	282,956	7.735%	146,334	>= 4.000%	N/A	N/A

River Bank:
Total Capital (To Risk-Weighted Assets)	$354,493	13.560%	$274,497	>= 10.500%	$261,426	>= 10.00%
Common Equity Tier 1 Capital (To Risk-Weighted Assets)	321,804	12.310%	182,998	>= 7.000%	169,926	>= 6.50%
Tier 1 Capital (To Risk-Weighted Assets)	321,804	12.310%	222,211	>= 8.500%	209,140	>= 8.00%
Tier 1 Capital (To Average Assets)	321,804	8.796%	146,334	>= 4.000%	182,918	>= 5.00%
(1) the prompt corrective action provisions are applicable at the Bank level only.

As of December 31, 2024:
					To Be Well Capitalized
			Required For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Regulations (1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
River Financial Corporation:
Total Capital (To Risk-Weighted Assets)	$336,746	13.197%	$267,929	>= 10.500%	N/A	N/A
Common Equity Tier 1 Capital (To Risk-Weighted Assets)	265,298	10.397%	178,619	>= 7.000%	N/A	N/A
Tier 1 Capital (To Risk-Weighted Assets)	265,298	10.397%	216,895	>= 8.500%	N/A	N/A
Tier 1 Capital (To Average Assets)	265,298	7.482%	141,838	>= 4.000%	N/A	N/A

River Bank:
Total Capital (To Risk-Weighted Assets)	$335,441	13.152%	$267,802	>= 10.500%	$255,049	>= 10.00%
Common Equity Tier 1 Capital (To Risk-Weighted Assets)	303,556	11.902%	178,540	>= 7.000%	165,787	>= 6.50%
Tier 1 Capital (To Risk-Weighted Assets)	303,556	11.902%	216,798	>= 8.500%	204,046	>= 8.00%
Tier 1 Capital (To Average Assets)	303,556	8.561%	141,839	>= 4.000%	177,298	>= 5.00%
(1) the prompt corrective action provisions are applicable at the Bank level only.

River Financial Corporation’s principal source of funds for dividend payments and debt service is dividends received from River Bank. There are statutory limitations on the payment of dividends by River Bank to River Financial Corporation. As of June 30, 2025, the maximum amount the Bank could dividend to River Financial Corporation without prior regulatory authority approval was approximately $66.4 million. In addition to dividend restrictions, federal statutes prohibit unsecured loans from banks to bank holding companies.

During the six months ending June 30, 2025 there were 7,500 incentive stock options issued with a weighted average exercise price of $31.35 per share. During the same period, there were 15,650 incentive stock options exercised at a weighted average exercise price of $15.24 per share. During the same period, there were 1,472 cashless stock options exercised. During the same period, there were no incentive stock options forfeited. A total of 328,094 incentive stock options were outstanding as of June 30, 2025 with a weighted average exercise price of $26.20 per share and a weighted average remaining life of 4.10 years.

During the six months ending June 30, 2025 there were 101,000 restricted stock grants issued with a weighted average issue price of $31.25 per share. During the same time period, there were 14,100 stock grants that vested with a weighted average exercise price of $31.84. During the same time period, there were no stock grants forfeited. A total of 137,133 restricted stock grants remained nonvested as of June 30, 2025 with a weighted average exercise price of $31.47 per share and a weighted average remaining life of 2.39 years.

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

The following table illustrates our interest rate sensitivity at June 30, 2025, assuming the relevant assets and liabilities are collected and paid, respectively, based upon historical experience rather than their stated maturities (amounts in thousands).

	0-1 Mos	1-3 Mos	3-12 Mos	1-2 Yrs	2-3 Yrs	>3 Yrs	Total
Interest earning assets
Loans	$607,949	$134,088	$427,910	$377,381	$271,386	$745,265	$2,563,979
Securities	24,756	14,609	68,768	95,807	81,542	452,469	737,951
Certificates of deposit in banks	-	-	1,250	2,500	249	219	4,218
Cash balances in banks	144,491	-	-	-	-	-	144,491
Federal funds sold	13,000	-	-	-	-	-	13,000
Total interest earning assets	$790,196	$148,697	$497,928	$475,688	$353,177	$1,197,953	$3,463,639

Interest bearing liabilities
Interest bearing transaction accounts	$96,760	$15,658	$70,458	$93,943	$93,943	$437,750	$808,512
Savings and money market accounts	188,770	16,206	72,927	97,236	97,236	562,586	1,034,961
Time deposits	116,378	188,071	376,711	42,014	3,268	2,324	728,766
Securities sold under agreements to repurchase	-	-	-	-	-	-	-
Federal Home Loan Bank advances	-	-	25,000	25,000	-	100,000	150,000
Subordinated debentures, net of loan costs	-	-	-	-	-	39,598	39,598
Total interest bearing liabilities	$401,908	$219,935	$545,096	$258,193	$194,447	$1,142,258	$2,761,837

Interest sensitive gap
Period gap	$388,288	$(71,238)	$(47,168)	$217,495	$158,730	$55,695	$701,802
Cumulative gap	$388,288	$317,050	$269,882	$487,377	$646,107	$701,802
Cumulative gap - Rate Sensitive Assets/ Rate Sensitive Liabilities	11.2%	9.2%	7.8%	14.1%	18.7%	20.3%

The Bank generally benefits from increasing market interest rates when it has an asset-sensitive gap (a positive number) and generally benefits from decreasing market interest rates when it is liability sensitive (a negative number). As shown in the table above, the Bank is asset sensitive on a cumulative basis throughout the time frame. The interest sensitivity analysis presents only a static view of the timing and repricing opportunities, without taking into consideration that changes in interest rates do not affect all assets and liabilities equally. For example, rates paid on a substantial portion of core deposits may change contractually within a relatively short time frame, but those are viewed by management as significantly less interest sensitive than market-based rates such as those paid on non-core deposits. For this and other reasons, management relies more upon the simulations analysis (as noted above) in managing interest rate risk. Net interest income may be impacted by other significant factors in a given interest rate environment, including changes in volume and mix of interest earning assets and interest bearing liabilities.

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

	Impact on net interest income
	As of	As of
	June 30, 2025	December 31, 2024
Change in prevailing rates:
+ 400 basis points	(7.15)%	(12.99)%
+ 300 basis points	(4.79)%	(9.20)%
+ 200 basis points	(2.57)%	(5.35)%
+ 100 basis points	(0.29)%	(1.62)%
+ 0 basis points	-	-
- 100 basis points	(3.47)%	(2.13)%
- 200 basis points	(5.75)%	(3.85)%
- 300 basis points	(6.89)%	(4.96)%
- 400 basis points	(6.29)%	(5.16)%

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This item is not applicable to smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company has carried out an evaluation under the supervision and with participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even the effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2025, the Company’s disclosure controls and procedures are effective in ensuring that material information relating to the Company required to be disclosed in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods and is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the six months ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

RIVER FINANCIAL CORPORATION

Date: August 5, 2025	By:	/s/ James M. Stubbs
James M. Stubbs
Chief Executive Officer (principal executive officer)

Date: August 5, 2025	By:	/s/ Jason B. Davis
Jason B. Davis
Chief Financial Officer