Form 10-Q
period 2025-09-30
River Financial Corp
filed 2025-11-04
CIK 1641601

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 3, 2025, the registrant had 7,750,000 shares of common stock, $1.00 par value per share, outstanding.

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

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

RIVER FINANCIAL CORPORATION

Consolidated Statements of Financial Condition

(in thousands except share data)

	September 30, 2025	December 31, 2024
	Unaudited	Audited
Assets
Cash and due from banks	$46,850	$35,257
Interest-bearing deposits in banks	166,191	83,487
Federal funds sold	31,000	67,000
Cash and cash equivalents	244,041	185,744

Certificates of deposit in banks	4,218	4,218
Securities held-to-maturity, at amortized cost (fair value of $98,372 and $96,938, respectively)	118,410	122,061
Securities available-for-sale, at fair value (amortized cost of $697,502 and $690,891, respectively)	647,867	610,864
Loans held for sale	6,063	6,812
Loans, net of deferred fees and discounts	2,640,217	2,486,822
Less allowance for credit losses	(35,043)	(32,088)
Net loans	2,605,174	2,454,734
Premises and equipment, net	47,421	45,658
Accrued interest receivable	16,648	15,965
Bank owned life insurance	51,041	49,791
Foreclosed assets	1,990	130
Deferred income taxes, net	24,191	30,802
Core deposit intangible	622	932
Goodwill	27,817	27,817
Restricted equity securities	10,257	12,651
Affordable housing tax credit investments	28,546	7,193
Other assets	10,302	6,834
Total assets	$3,844,608	$3,582,206
Liabilities and Shareholders' Equity
Noninterest-bearing deposits	$673,698	$654,229
Interest-bearing deposits	2,677,163	2,412,930
Total deposits	3,350,861	3,067,159
Securities sold under agreements to repurchase	-	22,664
Federal Home Loan Bank advances	150,000	205,000
Subordinated debentures, net of debt issuance costs	39,615	39,563
Accrued interest payable and other liabilities	20,902	15,665
Total liabilities	3,561,378	3,350,051
Common stock related to 401(k) Employee Stock Ownership Plan	6,345	5,099
Stockholders' Equity
Preferred stock ($0.01 par value; 1,000,000 shares authorized; no shares issued or outstanding)	-	-
Common stock ($1 par value; 15,000,000 shares authorized; 7,793,839 and 7,680,061 shares issued; 7,745,000 and 7,628,192 shares outstanding at September 30, 2025 and December 31, 2024, respectively)	7,794	7,680
Additional paid-in capital	140,439	137,243
Retained earnings	178,846	151,817
Accumulated other comprehensive loss	(38,717)	(61,658)
Unvested restricted stock	(3,543)	(1,226)
Treasury stock at cost (48,839 and 51,869 shares, respectively)	(1,589)	(1,701)
Common stock related to 401(k) Employee Stock Ownership Plan	(6,345)	(5,099)
Total stockholders' equity	276,885	227,056
Total equity	283,230	232,155
Total liabilities and stockholders' equity	$3,844,608	$3,582,206

The accompanying notes are an integral part of these consolidated financial statements.

RIVER FINANCIAL CORPORATION

Unaudited Consolidated Statements of Income

(in thousands except per share data)

	For the Three Months Ended:		For the Nine Months Ended:
	September 30,		September 30,
	2025	2024	2025	2024
Interest income:
Loans, including fees	$43,141	$38,216	$124,583	$107,701
Taxable securities	4,924	3,672	14,437	10,529
Nontaxable securities	499	352	1,307	1,048
Federal funds sold	396	180	753	956
Other interest income	1,870	1,177	4,277	3,987
Total interest income	50,830	43,597	145,357	124,221
Interest expense:
Deposits	17,559	17,583	50,844	48,548
Short-term borrowings	-	118	172	379
Federal Home Loan Bank advances	1,498	1,502	4,451	5,908
Subordinated debentures	418	418	1,249	1,253
Total interest expense	19,475	19,621	56,716	56,088
Net interest income	31,355	23,976	88,641	68,133
Provision for credit losses	1,686	1,326	5,058	3,961
Net interest income after provision for credit losses	29,669	22,650	83,583	64,172
Noninterest income:
Service charges and fees	2,312	2,115	6,671	6,172
Investment brokerage revenue	372	209	921	573
Mortgage operations	1,702	1,221	4,559	3,301
Bank owned life insurance income	434	395	1,250	1,091
Net (loss) gain on sales of investment securities	(3,472)	73	(6,970)	(1,359)
Other noninterest income	679	527	2,533	1,571
Total noninterest income	2,027	4,540	8,964	11,349
Noninterest expense:
Salaries and employee benefits	11,286	9,533	32,007	28,205
Occupancy expenses	1,100	1,017	3,159	2,963
Equipment rentals, depreciation, and maintenance	572	572	1,655	1,617
Telephone and communications	108	106	329	372
Advertising and business development	352	269	879	712
Data processing	1,099	1,093	3,324	3,121
Foreclosed assets, net	111	156	84	257
Federal deposit insurance and other regulatory assessments	620	747	2,127	2,176
Legal and other professional services	456	261	2,084	875
Other operating expenses	2,419	1,956	6,660	6,218
Total noninterest expense	18,123	15,710	52,308	46,516
Income before income taxes	13,573	11,480	40,239	29,005
Provision for income taxes	2,899	2,827	9,019	6,899
Net income	$10,674	$8,653	$31,220	$22,106

Basic net earnings per common share	$1.38	$1.13	$4.03	$2.88
Diluted net earnings per common share	$1.36	$1.12	$3.99	$2.86
Dividends per common share	$-	$-	$0.54	$0.50

The accompanying notes are an integral part of these consolidated financial statements.

RIVER FINANCIAL CORPORATION

Unaudited Consolidated Statements of Comprehensive Income

(in thousands)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Net income	$10,674	$8,653	$31,220	$22,106
Other comprehensive income, net of tax:
Investment securities available-for-sale:
Net unrealized gains	14,386	22,407	23,902	21,565
Income tax effect	(3,612)	(5,626)	(6,001)	(5,415)
Reclassification adjustments for losses (gains) realized in net income	3,472	(73)	6,970	1,359
Income tax effect	(872)	18	(1,750)	(341)
Reclassification adjustment for accretion of unrealized holding loss included in accumulated other comprehensive loss from the transfer of securities from available-for-sale to held-to-maturity	(82)	(87)	(241)	(254)
Income tax effect	21	22	61	64
Other comprehensive income, net of tax	13,313	16,661	22,941	16,978
Comprehensive income	$23,987	$25,314	$54,161	$39,084

The accompanying notes are an integral part of these consolidated financial statements.

RIVER FINANCIAL CORPORATION

Unaudited Consolidated Statements of Changes in Stockholders' Equity

(in thousands except share and per share data)

For the Nine Months Ended
	Common Stock	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Unvested Restricted Stock	Treasury Stock	Common Stock Related to ESOP	Total Stockholders' Equity

Balance at December 31, 2024	$7,680	$137,243	$151,817	$(61,658)	$(1,226)	$(1,701)	$(5,099)	$227,056
Net income	-	-	31,220	-	-	-	-	31,220
Other comprehensive income , net of tax	-	-	-	22,941	-	-	-	22,941
Exercise of stock options (14,178 shares)	14	178	-	-	-	-	-	192
Purchase of treasury stock (46,993 shares)	-	-	-	-	-	(1,523)	-	(1,523)
Restricted stock grants, net of forfeiture (99,600 shares)	100	3,013	-	-	(3,113)	-	-	-
Sale of treasury shares (50,023 shares)	-	(38)	-	-	-	1,635	-	1,597
Dividends declared ($0.54 per share)	-	-	(4,191)	-	-	-	-	(4,191)
Stock-based compensation expense	-	43	-	-	796	-	-	839
Change for ESOP related shares	-	-	-	-	-	-	(1,246)	(1,246)
Balance at September 30, 2025	$7,794	$140,439	$178,846	$(38,717)	$(3,543)	$(1,589)	$(6,345)	$276,885

Balance at December 31, 2023	$7,670	$137,017	$124,333	$(64,003)	$(1,700)	$(496)	$(4,483)	$198,338
Net income	-	-	22,106	-	-	-	-	22,106
Other comprehensive income, net of tax	-	-	-	16,978	-	-	-	16,978
Exercise of stock options (9,293 shares)	10	207	-	-	-	-	-	217
Purchase of treasury stock (39,866 shares)	-	-	-	-	-	(1,321)	-	(1,321)
Restricted stock forfeitures (1,050 shares)	(1)	(32)	-	-	33	-	-	-
Sale of treasury shares (39,963 shares)	-	(56)	-	-	-	1,353	-	1,297
Dividends declared ($0.50 per share)	-	-	(3,833)	-	-	-	-	(3,833)
Stock-based compensation expense	-	66	-	-	327	-	-	393
Change for ESOP related shares	-	-	-	-	-	-	(891)	(891)
Balance at September 30, 2024	$7,679	$137,202	$142,606	$(47,025)	$(1,340)	$(464)	$(5,374)	$233,284

For the Three Months Ended
	Common Stock	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Unvested Restricted Stock	Treasury Stock	Common Stock Related to ESOP	Total Stockholders' Equity

Balance at June 30, 2025	$7,795	$140,506	$168,172	$(52,030)	$(3,843)	$(1,320)	$(5,619)	$253,661
Net income	-	-	10,674	-	-	-	-	10,674
Other comprehensive income, net of tax	-	-	-	13,313	-	-	-	13,313
Purchase of treasury stock (35,925 shares)	-	-	-	-	-	(1,144)	-	(1,144)
Restricted stock forfeitures (1,400 shares)	(1)	(42)	-	-	43	-	-	-
Sale of treasury shares (26,409 shares)	-	(30)	-	-	-	875	-	845
Stock-based compensation expense	-	5	-	-	257	-	-	262
Change for ESOP related shares	-	-	-	-	-	-	(726)	(726)
Balance at September 30, 2025	$7,794	$140,439	$178,846	$(38,717)	$(3,543)	$(1,589)	$(6,345)	$276,885

Balance at June, 2024	$7,676	$137,185	$133,953	$(63,686)	$(1,453)	$(1,238)	$(4,242)	$208,195
Net income	-	-	8,653	-	-	-	-	8,653
Other comprehensive income, net of tax	-	-	-	16,661	-	-	-	16,661
Exercise of stock options (2,387 shares)	3	53	-	-	-	-	-	56
Purchase of treasury stock (13,063 shares)	-	-	-	-	-	(418)	-	(418)
Sale of treasury shares (35,098 shares)	-	(60)	-	-	-	1,192	-	1,132
Stock-based compensation expense	-	24	-	-	113	-	-	137
Change for ESOP related shares	-	-	-	-	-	-	(1,132)	(1,132)
Balance at September 30, 2024	$7,679	$137,202	$142,606	$(47,025)	$(1,340)	$(464)	$(5,374)	$233,284

The accompanying notes are an integral part of these consolidated financial statements.

RIVER FINANCIAL CORPORATION

Unaudited Consolidated Statements of Cash Flows

(in thousands)

	For the Nine Months
	Ended September 30,
	2025	2024
Cash Flows From Operating Activities:
Net Income	$31,220	$22,106
Adjustments to reconcile net income to net cash from operating activities:
Provision for credit losses	5,058	3,961
Provision for losses on foreclosed assets	223	60
Amortization of securities	1,405	1,890
Accretion of securities	(903)	(351)
Realized net loss on sales of securities available-for-sale	6,970	1,359
Accretion of discount on acquired loans	(7)	(7)
Accretion of deferred loan fees / costs	(4,665)	(3,634)
Amortization of core deposit intangible asset	310	394
Amortization of debt issuance costs	52	53
Stock-based compensation expense	839	393
Bank owned life insurance income	(1,250)	(1,091)
Depreciation and amortization of premises and equipment	2,455	2,421
(Gain) loss on sales of foreclosed assets	(105)	36
Deferred income tax benefit	(1,080)	(1,210)
(Increase) decrease in operating assets and (decrease) increase in operating liabilities:
Loans held-for-sale	749	(5,268)
Accrued interest receivable	(683)	(530)
Other assets	(3,468)	1,672
Accrued interest payable and other liabilities	5,237	(37)
Net cash from operating activities	42,357	22,217
Cash Flows Used For Investing Activities:
Activity in securities available-for-sale:
Sales of securities available-for-sale	135,068	81,705
Maturities, payments, calls of securities available-for-sale	48,822	32,556
Purchases of securities available-for-sale	(197,827)	(106,052)
Activity in securities held-to-maturity:
Maturities, payments, calls of securities held-to-maturity	3,747	3,609
Loan principal originations, net	(153,322)	(182,865)
Proceeds from sale of foreclosed assets	516	906
Purchases of premises and equipment	(4,218)	(1,998)
Redemption of restricted equity securities, net	2,394	3,395
Affordable housing tax credit investments, net of amortization	(21,353)	628
Purchase of bank owned life insurance	-	(1,278)
Net cash used for investing activities	(186,173)	(169,394)
Cash Flows From Financing Activities:
Net increase in deposits	283,702	308,167
Net decrease in securities sold under agreements to repurchase	(22,664)	(2,796)
Proceeds from Federal Home Loan Bank advances	-	50,000
Repayment of Federal Home Loan Bank advances	(55,000)	(130,000)
Proceeds from exercise of common stock options	192	217
Purchase of treasury stock	(1,523)	(1,321)
Sale of treasury stock	1,597	1,297
Cash dividends	(4,191)	(3,833)
Net cash from financing activities	202,113	221,731
Net Change In Cash And Cash Equivalents	58,297	74,554
Cash and Cash Equivalents At Beginning Of Period	185,744	72,547
Cash and Cash Equivalents At End Of Period	$244,041	$147,101

Supplemental Disclosures Of Cash Flows Information:
Cash Payments For:
Interest paid to depositors	$51,041	$48,225
Interest paid on borrowings	$5,837	$7,543
Income taxes	$7,875	$4,770
Non-cash investing and financing activities:
Transfer of loans to foreclosed assets	$2,494	$954
Restricted stock grant (forfeiture)	$3,113	$(33)

The accompanying notes are an integral part of these consolidated financial statements.

River Financial Corporation

Notes to Unaudited Consolidated Financial Statements

(amounts in thousands, except share and per share data)

Note 1 – Basis of Presentation

General

The unaudited consolidated financial statements include the accounts of River Financial Corporation (“River” or the “Company”) and its wholly owned subsidiary, River Bank & Trust (“Bank”). The Bank provides a full range of commercial and consumer banking services primarily in the Montgomery, Alabama metropolitan area, Autauga, Baldwin, Chilton, Coffee, Elmore, Etowah, Houston, Jefferson, Lauderdale, Lee, Madison, Mobile, Morgan and Tallapoosa counties and surrounding counties in Alabama. The Bank also has been approved for full service offices in Tuscaloosa, Alabama and Destin, Florida which are currently operating as loan production offices. The Bank is regulated by the Federal Deposit Insurance Corporation (FDIC) and undergoes periodic examinations by this regulatory agency and the Alabama Banking Department. The Company is regulated by the Federal Reserve Bank (FRB) and is also subject to periodic examinations.

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

The reconciliation of the components of the basic and diluted earnings per share is as follows (amounts in thousands):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2025	2024	2025	2024
Net earnings available to common shareholders	$10,674	$8,653	$31,220	$22,106
Weighted average common shares outstanding	7,757,260	7,669,628	7,752,666	7,663,890
Dilutive effect of stock options	79,652	69,528	72,881	71,510
Diluted common shares	7,836,912	7,739,156	7,825,547	7,735,400
Basic earnings per common share	$1.38	$1.13	$4.03	$2.88
Diluted earnings per common share	$1.36	$1.12	$3.99	$2.86

Note 4 – Investment Securities

The following tables summarize the amortized cost and fair value of securities available-for-sale and securities held-to-maturity and the corresponding amounts of unrealized gains and losses recognized in accumulated other comprehensive loss at September 30, 2025 and December 31, 2024 (amounts in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2025:
Securities available-for-sale:
Residential mortgage-backed	$535,465	$2,429	$(40,219)	$497,675
U.S. treasury securities	35,158	-	(1,111)	34,047
U.S. govt. sponsored enterprises	17,776	-	(1,075)	16,701
State, county, and municipal	95,414	265	(8,975)	86,704
Corporate debt obligations	13,689	40	(989)	12,740
Total available-for-sale	$697,502	$2,734	$(52,369)	$647,867

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2025:
Securities held-to-maturity:
Residential mortgage-backed	$55,662	$-	$(9,964)	$45,698
State, county, and municipal	62,748	-	(10,074)	52,674
Total held-to-maturity	$118,410	$-	$(20,038)	$98,372

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2024:
Securities available-for-sale:
Residential mortgage-backed	$457,157	$-	$(58,415)	$398,742
U.S. treasury securities	90,508	-	(5,844)	84,664
U.S. govt. sponsored enterprises	49,354	-	(3,818)	45,536
State, county, and municipal	77,158	-	(10,544)	66,614
Corporate debt obligations	16,714	3	(1,409)	15,308
Total available-for-sale	$690,891	$3	$(80,030)	$610,864

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2024:
Securities held-to-maturity:
Residential mortgage-backed	$59,274	$-	$(12,786)	$46,488
State, county, and municipal	62,787	-	(12,337)	50,450
Total held-to-maturity	$122,061	$-	$(25,123)	$96,938

The unrecognized losses on held-to-maturity investment securities presented in the tables above do not include unrecognized losses on securities that were transferred from available-for-sale to held-to-maturity totaling $2.04 million at September 30, 2025 and $2.28 million at December 31, 2024. These unrecognized losses that were transferred in 2022 are included as a separate component of stockholders' equity and are being amortized over the remaining term of the securities.

The Company has a zero loss expectation for its held-to-maturity (HTM) securities portfolio, except for U.S. State and Municipal securities, and therefore it is not required to estimate an allowance for credit losses related to these securities. For HTM securities that do not have a zero loss expectation, the allowance for credit losses is based on the security’s amortized cost, excluding interest receivable, and represents the portion of the amortized cost that the Company does not expect to collect over the life of the security. The allowance for credit losses is determined using average industry credit ratings and historical loss experience, and is initially recognized upon acquisition of the securities, and subsequently remeasured on a recurring basis. The Company evaluates available for sale (AFS) debt securities that experienced a decline in fair value below amortized cost for credit impairment. In performing an assessment of whether any decline in fair value is due to a credit loss, the Company considers the extent to which the fair value is less than the amortized cost, changes in credit ratings, any adverse economic conditions, as well as all relevant information at the individual security level, such as credit deterioration of the issuer, explicit or implicit guarantees by the federal government or collateral underlying the security. If it is determined that the decline in fair value was due to credit losses, an allowance for credit losses is recorded, limited to the amount the fair value is less than the amortized cost basis. The non-credit related decrease in the fair value, such as a decline due to changes in market interest rates, is recorded in other comprehensive income, net of tax. The Company recognizes a credit related loss if the Company has the intent to sell the security, or it is more likely than not that the Bank will be required to sell the security before recovery of its amortized cost.

The following tables summarize securities with unrealized and unrecognized losses as of September 30, 2025 and December 31, 2024 aggregated by major security type and length of time in a continuous unrealized or unrecognized loss position (amounts in thousands):

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2025:
Securities available-for-sale:
Residential mortgage-backed	$71,941	$555	$295,143	$39,664	$367,084	$40,219
U.S. treasury securities	-	-	34,047	1,111	34,047	1,111
U.S. govt. sponsored enterprises	-	-	16,701	1,075	16,701	1,075
State, county & municipal	9,357	271	59,892	8,704	69,249	8,975
Corporate debt obligations	-	-	9,732	989	9,732	989
Total available-for-sale	$81,298	$826	$415,515	$51,543	$496,813	$52,369

Securities held-to-maturity:
Residential mortgage-backed	$-	$-	$45,698	$9,964	$45,698	$9,964
State, county & municipal	859	145	46,471	9,929	47,330	10,074
Total held-to-maturity	$859	$145	$92,169	$19,893	$93,028	$20,038

December 31, 2024:
Securities available-for-sale:
Residential mortgage-backed	$87,690	$2,319	$307,788	$56,096	$395,478	$58,415
U.S. treasury securities	-	-	84,664	5,844	84,664	5,844
U.S. govt. sponsored enterprises	-	-	45,536	3,818	45,536	3,818
State, county & municipal	9,075	296	57,539	10,248	66,614	10,544
Corporate debt obligations	455	7	12,886	1,402	13,341	1,409
Total available-for-sale	$97,220	$2,622	$508,413	$77,408	$605,633	$80,030

Securities held-to-maturity:
Residential mortgage-backed	$-	$-	$46,488	$12,786	$46,488	$12,786
State, county & municipal	-	-	45,105	12,337	45,105	12,337
Total held-to-maturity	$-	$-	$91,593	$25,123	$91,593	$25,123

The Company owned a total of 302 securities with unrealized losses of $72.4 million at September 30, 2025. The unrealized losses were primarily attributable to changes in interest rates, rather than deterioration in credit quality. The individual securities are each investment grade securities. The Company considers factors such as the financial condition of the issuer including credit ratings and specific events affecting the operations of the issuer, volatility of the security, underlying assets that collateralize the debt security, and other industry and macroeconomic conditions. The Company does not intend to sell these securities, and it is more likely than not that the Company will not be required to sell these securities before recovery of the amortized cost. The issuers of these securities continue to make timely principal and interest payments under the contractual terms of the securities. As such, there is no allowance for credit losses on available-for-sale or held-to-maturity securities recognized as of September 30, 2025 and December 31, 2024. Accrued interest receivable is not included in available-for-sale security balances and is presented in accrued interest receivable on the consolidated statement of financial condition. Interest receivable on securities was approximately $3.1 million and $2.7 million as of September 30, 2025 and December 31, 2024, respectively, and was excluded from the estimate of credit losses.

As of September 30, 2025 and December 31, 2024, securities with a carrying value of approximately $284.2 million and $320.3 million, respectively, were pledged to secure public deposits as required by law. At September 30, 2025, there were no securities pledged to secure repurchase agreements. At December 31, 2024, the carrying value of securities pledged to secure repurchase agreements was approximately $23.5 million.

During the nine months ended September 30, 2025, the Company sold investment securities for proceeds of $135.1 million and realized losses of $7.0 million. The net loss consisted of gross gains of $38.0 thousand and gross losses of $7.0 million. During the nine months ended September 30, 2024, the Company sold investment securities for proceeds of $81.7 million and realized losses of $1.4 million. The net loss consisted of gross gains of $289.0 thousand and gross losses of $1.6 million.

The amortized cost and estimated fair value of debt securities at September 30, 2025 and December 31, 2024, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities for residential mortgage backed securities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties. These securities are therefore not presented by maturity classification.

	September 30, 2025		December 31, 2024
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)		(In Thousands)
Securities available-for-sale
Less than 1 year	$10,028	$9,782	$-	$-
1 to 5 years	40,381	38,717	126,223	117,711
5 to 10 years	29,805	27,241	37,944	34,030
After 10 years	81,823	74,452	69,567	60,381
	162,037	150,192	233,734	212,122
Residential mortgage-backed securities	535,465	497,675	457,157	398,742
Total available-for-sale	$697,502	$647,867	$690,891	$610,864

	September 30, 2025		December 31, 2024
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)		(In Thousands)
Securities held-to-maturity
5 to 10 years	$33,133	$28,506	$29,963	$24,466
After 10 years	29,615	24,168	32,824	25,984
	62,748	52,674	62,787	50,450
Residential mortgage-backed securities	55,662	45,698	59,274	46,488
Total held-to-maturity	$118,410	$98,372	$122,061	$96,938

Note 5 – Loans, Allowance for Credit Losses and Credit Quality

Major classifications of loans at September 30, 2025 and December 31, 2024 are summarized as follows (amounts in thousands):

	September 30, 2025		December 31, 2024
	Amount	% of Total	Amount	% of Total
Residential real estate:
Closed-end 1-4 family - first lien	$906,720	34.8%	$869,415	35.4%
Closed-end 1-4 family - junior lien	18,879	0.7%	14,145	0.6%
Multi-family	51,733	2.0%	19,651	0.8%
Total residential real estate	977,332	37.5%	903,211	36.8%
Commercial real estate:
Nonfarm nonresidential	691,354	26.5%	637,589	26.0%
Farmland	82,886	3.2%	75,184	3.1%
Total commercial real estate	774,240	29.7%	712,773	29.1%
Construction and land development:
Residential	118,577	4.6%	101,986	4.2%
Other	141,105	5.4%	190,955	7.8%
Total construction and land development	259,682	10.0%	292,941	12.0%
Home equity lines of credit	148,158	5.7%	124,064	5.1%
Commercial loans:
Other commercial loans	317,345	12.2%	291,762	11.9%
Agricultural	88,095	3.4%	76,348	3.1%
State, county, and municipal loans	26,916	0.9%	33,847	1.2%
Total commercial loans	432,356	16.5%	401,957	16.2%
Consumer loans	57,051	2.2%	60,522	2.5%
Total gross loans	2,648,819	101.6%	2,495,468	101.7%
Allowance for credit losses	(35,043)	-1.3%	(32,088)	-1.3%
Net discounts	(6)	0.0%	(13)	0.0%
Net deferred loan fees	(8,596)	-0.3%	(8,633)	-0.4%
Net loans	$2,605,174	100.0%	$2,454,734	100.0%

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

	Real Estate Loans
			Construction	Home equity
			and land	lines
Allowance for Credit Losses	Residential	Commercial	development	of credit	Total Real Estate Loans	Commercial	Consumer	Total
Balance - December 31, 2024	$7,690	$10,629	$4,299	$1,887	$24,505	$7,072	$511	$32,088
Provision for credit losses	669	2,468	(859)	398	2,676	2,226	156	5,058
Loan charge-offs	(75)	(1,514)	-	-	(1,589)	(728)	(164)	(2,481)
Loan recoveries	40	8	-	9	57	283	38	378
Balance - September 30, 2025	$8,324	$11,591	$3,440	$2,294	$25,649	$8,853	$541	$35,043

Balance - June 30, 2025	$8,137	$11,208	$3,572	$2,228	$25,145	$7,835	$571	$33,551
Provision for credit losses	185	379	(132)	66	498	1,205	(17)	1,686
Loan charge-offs	(26)	-	-	-	(26)	(209)	(26)	(261)
Loan recoveries	28	4	-	-	32	22	13	67
Balance - September 30, 2025	$8,324	$11,591	$3,440	$2,294	$25,649	$8,853	$541	$35,043

Ending balance:
Individually evaluated	$46	$26	$-	$-	$72	$939	$-	$1,011
Collectively evaluated	8,278	11,565	3,440	2,294	25,577	7,914	541	34,032
Total	$8,324	$11,591	$3,440	$2,294	$25,649	$8,853	$541	$35,043

Loans:
Individually evaluated	$5,806	$835	$243	$291	$7,175	$1,225	$-	$8,400
Collectively evaluated	971,526	773,405	259,439	147,867	2,152,237	431,131	57,051	2,640,419
Total	$977,332	$774,240	$259,682	$148,158	$2,159,412	$432,356	$57,051	$2,648,819

	Real Estate Loans
			Construction	Home equity
			and land	lines
Allowance for Credit Losses	Residential	Commercial	development	of credit	Total Real Estate Loans	Commercial	Consumer	Total
Balance - December 31, 2023	$7,233	$10,530	$4,646	$1,078	$23,487	$4,906	$598	$28,991
Provision for credit losses	(464)	595	(1,114)	688	(295)	4,238	18	3,961
Loan charge-offs	(35)	(498)	(29)	(50)	(612)	(1,213)	(126)	(1,951)
Loan recoveries	2	8	-	-	10	53	13	76
Balance - September 30, 2024	$6,736	$10,635	$3,503	$1,716	$22,590	$7,984	$503	$31,077

Balance - June 30, 2024	$7,258	$11,084	$3,892	$1,152	$23,386	$6,922	$608	$30,916
Provision for credit losses	(489)	(202)	(379)	564	(506)	1,915	(83)	1,326
Loan charge-offs	(35)	(250)	(10)	-	(295)	(867)	(25)	(1,187)
Loan recoveries	2	3	-	-	5	14	3	22
Balance - September 30, 2024	$6,736	$10,635	$3,503	$1,716	$22,590	$7,984	$503	$31,077

Ending balance:
Individually evaluated	$10	$233	$-	$-	$243	$2,002	$45	$2,290
Collectively evaluated	6,726	10,402	3,503	1,716	22,347	5,982	458	28,787
Total	$6,736	$10,635	$3,503	$1,716	$22,590	$7,984	$503	$31,077

Loans:
Individually evaluated	$4,176	$5,792	$124	$145	$10,237	$2,298	$45	$12,580
Collectively evaluated	881,481	696,826	266,861	117,577	1,962,745	400,257	56,557	2,419,559
Total	$885,657	$702,618	$266,985	$117,722	$1,972,982	$402,555	$56,602	$2,432,139

The Company's unfunded lending commitments are unconditionally cancellable and therefore no allowance for credit losses has been recorded. In the event that collection of principal becomes uncertain, the Company has policies in place to reverse accrued interest in a timely manner. Therefore, the Company has made a policy election to exclude accrued interest from the measurement of the allowance for credit losses. Accrued interest on loans of $13.5 million and $13.2 million at September 30, 2025 and December 31, 2024, respectively, was included in accrued interest receivable and was excluded from the estimate of credit losses.

The following tables present the amortized cost basis of collateral dependent loans as of September 30, 2025 and December 31, 2024, by class of loans (amounts in thousands).

As of September 30, 2025
Collateral Dependent Loans	Real Estate	Equipment	Accounts Receivable	Farm Land & Crops	Total	Allowance for Credit Losses
Mortgage loans on real estate:
Residential	$5,806	$-	$-	$-	$5,806	$46
Commercial real estate	573	-	-	262	835	26
Construction and land development	243	-	-	-	243	-
Total mortgage loans on real estate	6,622	-	-	262	6,884	72
Home equity lines of credit	291	-	-	-	291	-
Commercial loans	-	318	178	729	1,225	939
Consumer loans	-	-	-	-	-	-
Total Loans	$6,913	$318	$178	$991	$8,400	$1,011

As of December 31, 2024
Collateral Dependent Loans	Real Estate	Equipment	Vehicles	Raw Land	Total	Allowance for Credit Losses
Mortgage loans on real estate:
Residential	$4,365	$-	$-	$-	$4,365	$-
Commercial real estate	4,422	-	-	-	4,422	-
Construction and land development	-	-	-	120	120	-
Total mortgage loans on real estate	8,787	-	-	120	8,907	-
Home equity lines of credit	143	-	-	-	143	-
Commercial loans	-	74	-	-	74	74
Consumer loans	-	-	12	-	12	12
Total Loans	$8,930	$74	$12	$120	$9,136	$86

The following tables present the aging of the recorded investment in past due loans and non-accrual loans as of September 30, 2025 and December 31, 2024, by class of loans (amounts in thousands).

	Accruing Loans
As of September 30, 2025	Current	30-89 Days Past Due	90+ Days Past Due	Nonaccrual With ACL	Nonaccrual With No ACL	Total Loans
Mortgage loans on real estate:
Residential real estate	$967,765	$4,994	$-	$161	$4,412	$977,332
Commercial real estate	773,113	269	-	148	710	774,240
Construction and land development	259,210	205	-	-	267	259,682
Total mortgage loans on real estate	2,000,088	5,468	-	309	5,389	2,011,254
Home equity lines of credit	146,161	1,441	-	-	556	148,158
Commercial loans	430,667	630	-	805	254	432,356
Consumer loans	56,516	316	-	-	219	57,051
Total Loans	$2,633,432	$7,855	$-	$1,114	$6,418	$2,648,819

	Accruing Loans
As of December 31, 2024	Current	30-89 Days Past Due	90+ Days Past Due	Nonaccrual With ACL	Nonaccrual With No ACL	Total Loans
Mortgage loans on real estate:
Residential real estate	$894,901	$4,807	$-	$28	$3,475	$903,211
Commercial real estate	708,418	-	-	-	4,355	712,773
Construction and land development	292,564	215	-	-	162	292,941
Total mortgage loans on real estate	1,895,883	5,022	-	28	7,992	1,908,925
Home equity lines of credit	123,402	323	-	-	339	124,064
Commercial loans	401,203	694	-	-	60	401,957
Consumer loans	59,948	472	8	12	82	60,522
Total Loans	$2,480,436	$6,511	$8	$40	$8,473	$2,495,468

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

The following table presents loan balances classified by credit quality indicator, loan type and based on year of origination as of September 30, 2025 (amounts in thousands).

	2025	2024	2023	2022	2021	Prior	Revolving Loans	Total
Residential real estate
Pass	$129,878	$118,135	$225,110	$301,039	$92,655	$79,909	$18,088	$964,814
Special Mention	963	612	1,791	1,489	494	624	-	5,973
Substandard	-	387	1,870	2,717	378	1,193	-	6,545
Doubtful	-	-	-	-	-	-	-	-
Total residential real estate	$130,841	$119,134	$228,771	$305,245	$93,527	$81,726	$18,088	$977,332
Current-period gross charge-offs	$-	$49	$26	$-	$-	$-	$-	$75
Commercial real estate
Pass	$115,334	$87,438	$104,840	$191,859	$83,904	$158,013	$22,774	$764,162
Special Mention	76	1,207	1,696	662	170	4,741	456	9,008
Substandard	-	98	453	-	50	469	-	1,070
Doubtful	-	-	-	-	-	-	-	-
Total commercial real estate	$115,410	$88,743	$106,989	$192,521	$84,124	$163,223	$23,230	$774,240
Current-period gross charge-offs	$-	$-	$-	$-	$1,514	$-	$-	$1,514
Construction and land development
Pass	$97,798	$78,009	$35,089	$18,600	$7,894	$4,341	$17,246	$258,977
Special Mention	88	58	202	64	-	26	-	438
Substandard	-	23	243	-	-	1	-	267
Doubtful	-	-	-	-	-	-	-	-
Total construction and land development	$97,886	$78,090	$35,534	$18,664	$7,894	$4,368	$17,246	$259,682
Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-
Home equity lines of credit
Pass	$-	$227	$640	$400	$-	$554	$144,412	$146,233
Special Mention	-	-	-	-	-	-	1,369	1,369
Substandard	-	-	-	-	-	-	556	556
Doubtful	-	-	-	-	-	-	-	-
Total home equity lines of credit	$-	$227	$640	$400	$-	$554	$146,337	$148,158
Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-
Commercial loans
Pass	$76,858	$65,759	$53,134	$39,751	$10,695	$22,380	$153,749	$422,326
Special Mention	226	120	257	3,865	-	3,772	433	8,673
Substandard	199	176	-	195	44	119	624	1,357
Doubtful	-	-	-	-	-	-	-	-
Total commercial loans	$77,283	$66,055	$53,391	$43,811	$10,739	$26,271	$154,806	$432,356
Current-period gross charge-offs	$-	$87	$458	$-	$-	$183	$-	$728
Consumer loans
Pass	$15,763	$13,722	$8,971	$6,887	$3,407	$3,682	$3,922	$56,354
Special Mention	117	31	10	99	25	64	9	355
Substandard	17	-	63	93	11	152	6	342
Doubtful	-	-	-	-	-	-	-	-
Total consumer loans	$15,897	$13,753	$9,044	$7,079	$3,443	$3,898	$3,937	$57,051
Current-period gross charge-offs	$-	$56	$49	$39	$14	$6	$-	$164
Total Loans
Pass	$435,631	$363,290	$427,784	$558,536	$198,555	$268,879	$360,191	$2,612,866
Special Mention	1,470	2,028	3,956	6,179	689	9,227	2,267	25,816
Substandard	216	684	2,629	3,005	483	1,934	1,186	10,137
Doubtful	-	-	-	-	-	-	-	-
Total loans	$437,317	$366,002	$434,369	$567,720	$199,727	$280,040	$363,644	$2,648,819
Current-period gross charge-offs	$-	$192	$533	$39	$1,528	$189	$-	$2,481

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

Loans and Mortgage Loans Held for Sale - The fair value of collateral-dependent loans with specific allocations of the allowance for credit losses is generally based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available for similar loans and collateral underlying such loans. Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge,changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business, resulting in a Level 3 fair value classification. Collateral-dependent loans are evaluated on a quarterly basis and adjusted in accordance with the allowance policy.

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

Assets and liabilities measured at fair value on a recurring basis – The only assets and liabilities measured at fair value on a recurring basis are our securities available-for-sale. Information related to the Company’s assets and liabilities measured at fair value on a recurring basis at September 30, 2025 and December 31, 2024 is as follows: (amounts in thousands)

	Fair Value Measurements At Reporting Date Using:
September 30, 2025	Fair Value	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Securities available-for-sale:
Residential mortgage -backed	$497,675	$-	$497,675	$-
U.S. treasury securities	34,047	-	34,047	-
U.S. government sponsored enterprises	16,701	-	16,701	-
State, county, and municipal	86,704	-	86,704	-
Corporate debt obligations	12,740	-	12,740	-
Totals	$647,867	$-	$647,867	$-

	Fair Value Measurements At Reporting Date Using:
December 31, 2024	Fair Value	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Securities available-for-sale:
Residential mortgage -backed	$398,742	$-	$398,742	$-
U.S. treasury securities	84,664	-	84,664	-
U.S. government sponsored enterprises	45,536	-	45,536	-
State, county, and municipal	66,614	-	66,614	-
Corporate debt obligations	15,308	-	15,308	-
Totals	$610,864	$-	$610,864	$-

The Company's policy is to recognize transfers in and transfers out of levels 1, 2, and 3 as of the end of a reporting period. There were no transfers between levels from December 31, 2024 to September 30, 2025.

Assets measured at fair value on a nonrecurring basis – The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. GAAP. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a nonrecurring basis are included in the table below as of September 30, 2025 and December 31, 2024 (amounts in thousands):

	Fair Value Measurements At Reporting Date Using:
September 30, 2025	Fair Value	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral dependent loans	$7,389	$-	$-	$7,389
Foreclosed assets	1,990	-	-	1,990
Totals	$9,379	$-	$-	$9,379

December 31, 2024	Fair Value	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral dependent loans	$9,050	$-	$-	$9,050
Foreclosed assets	130	-	-	130
Totals	$9,180	$-	$-	$9,180

The Company has estimated the fair values of these assets using Level 3 inputs, specifically the appraised value of the collateral. Individually evaluated loan balances represent those collateral dependent loans where management has estimated the credit loss by comparing the loan’s carrying value against the expected realizable fair value of the collateral dependent loan for the amount of the credit loss. For Level 3 assets measured at fair value on a non-recurring basis as of September 30, 2025 and December 31, 2024 for the valuation technique, the Company used appraisals. For the significant unobservable input, the Company used appraisal discounts, and weighted average input of 15-20% was used for the period ended September 30, 2025 and December 31, 2024.

The estimated fair values, and related carrying or notional amounts, of the Company’s financial instruments as of September 30, 2025 and December 31, 2024 are as follows (amounts in thousands):

		Estimated Fair Value
September 30, 2025	Carrying Amount	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$244,041	$244,041	$-	$-
Certificates of deposit in banks	4,218	-	4,218	-
Securities held-to-maturity	118,410	-	98,372	-
Securities available-for-sale	647,867	-	647,867	-
Loans held-for-sale	6,063	-	6,063	-
Loans receivable, net	2,605,174	-	2,603,594	7,389
Accrued interest receivable	16,648	-	16,648	-
Bank owned life insurance	51,041	-	51,041	-
Restricted equity securities	10,257	-	-	10,257
Financial liabilities:
Deposits	3,350,861	-	3,142,208	-
Federal Home Loan Bank advances	150,000	-	150,063	-
Subordinated debentures	39,615	-	33,495	-
Accrued interest payable	1,727	-	1,727	-

		Estimated Fair Value
December 31, 2024	Carrying Amount	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$185,744	$185,744	$-	$-
Certificates of deposit in banks	4,218	-	4,218	-
Securities held-to-maturity	122,061	-	96,938	-
Securities available-for-sale	610,864	-	610,864	-
Loans held-for-sale	6,812	-	6,812	-
Loans receivable, net	2,454,734	-	2,422,481	9,050
Accrued interest receivable	15,965	-	15,965	-
Bank owned life insurance	49,791	-	49,791	-
Restricted equity securities	12,651	-	-	12,651
Financial liabilities:
Deposits	3,067,159	-	2,844,603	-
Securities sold under agreements to repurchase	22,664	-	22,664	-
Federal Home Loan Bank advances	205,000	-	205,017	-
Subordinated debentures	39,563	-	31,113	-
Accrued interest payable	2,363	-	2,363	-

The estimated fair values of the standby letters of credit and loan commitments on which the committed interest rate is less than the current market rate are insignificant as of September 30, 2025 and December 31, 2024.

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

Note 7 – Recently Adopted Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. ASU 2023-07 expands disclosure requirements for significant segment expenses under Topic 280. The amendments require public entities to disclose significant expense categories for each reportable segment, other segment items, the title and position of the chief operating decision-maker, and interim disclosures of certain segment-related information previously required only on an annual basis. The amendments clarify that entities reporting single segments must disclose both the new and existing segment disclosures under Topic 280, and a public entity is permitted to disclose multiple measures of segment profit or loss if certain criteria are met. The amendments in this update are effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 31, 2024. ASU 2023-07 must be applied on a retrospective basis. Early adoption was permitted. This standard has not had a material impact on the Company’s consolidated results of operations or financial position.

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

Note 9 – Defined Contribution Plan

The Company provides a 401(k) employee stock ownership plan (ESOP), which covers substantially all of the Company’s employees who are eligible, as to age and length of service. A participant may elect to make contributions up to $23.5 thousand and $23.0 thousand of the participant’s annual compensation in 2025 and 2024, respectively. The Company makes contributions up to 3% of each participant’s annual compensation and the Company matches 50% of the next 2% contributed by the employee. Contributions to the plan by the Company were approximately $830 thousand and $726 thousand for the nine months ended September 30, 2025 and 2024, respectively. Contributions to the plan by the Company were approximately $222 thousand and $290 thousand for the three months ended September 30, 2025 and 2024, respectively. Outstanding shares of the Company’s common stock allocated to participants at September 30, 2025 and December 31, 2024 totaled 220,911 shares and 182,822 shares, respectively, and there were no unallocated shares. These shares are treated as outstanding for purposes of calculating earnings per share and dividends on these shares are included in the Consolidated Statements of Changes in Stockholders’ Equity.

The Company’s ESOP includes a put option for shares of the Company’s common stock distributed from the ESOP. Shares are distributed from the ESOP primarily to separate vested participants and certain eligible participants who elect to diversify their account balances. Since the Company’s common stock is not currently traded on an established securities market, if the owners of distributed shares desire to sell their shares, the Company is required to purchase the shares at fair value during two put option periods following the distribution of the shares from the ESOP. The first put option period is within sixty days following the distribution of the shares from the ESOP. The second put option period begins on the first day of the fifth month of the plan year for a sixty day period. The fair value of distributed shares subject to the put option totaled $0 as of September 30, 2025 and December 31, 2024. The cost of the ESOP shares totaled $6.35 million and $5.10 million as of September 30, 2025 and December 31, 2024, respectively. Due to the Company’s obligation under the put option, the distributed shares and ESOP shares are classified as temporary equity in the mezzanine section of the consolidated statements of financial condition and totaled $6.35 million and $5.10 million as of September 30, 2025 and December 31, 2024, respectively. The fair value of the ESOP shares totaled $9.50 million and $7.22 million as of September 30, 2025 and December 31, 2024, respectively.

Note 10 – Loans Held for Sale

The Company has entered into agreements with secondary market investors to deliver loans on a “best efforts delivery” basis. When a rate is committed to a borrower, it is based on the best price that day and locked with the investor for the customer for a thirty day period. In the event the loan is not delivered to the investor, the Company has no risk or exposure with the investor. The fair values of the Company’s agreements with investors and rate lock commitments to customers as of September 30, 2025 and December 31, 2024, respectively, were not material.

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

Lease Right-of-Use Assets	Classification on Consolidated Statement of Condition	September 30, 2025	December 31, 2024
Operating lease right-of-use assets	Other assets	$6,022	$2,691

Lease Liabilities	Classification on Consolidated Statement of Condition	September 30, 2025	December 31, 2024
Operating lease liabilities	Accrued interest payable and other liabilities	$6,169	$2,841

	September 30, 2025	December 31, 2024
Weighted-average remaining lease term for operating leases	10.70 Years	8.48 Years
Weighted-average discount rate for operating leases	6.00%	6.00%

Future minimum payments for operating leases with initial or remaining terms of one year or more as of September 30, 2025 are as follows:

Operating Leases
October 1, 2025 - September 30, 2026	$838
October 1, 2026 - September 30, 2027	710
October 1, 2027 - September 30, 2028	661
October 1, 2028 - September 30, 2029	651
October 1, 2029 - September 30, 2030	660
Afterward	5,356
Total future minimum lease payments	8,876
Amounts representing interest	(2,707)
Present value of net future minimum lease payments	$6,169

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

Our Business

We are a bank holding company headquartered in Prattville, Alabama. We engage in the business of banking through our wholly-owned banking subsidiary, River Bank & Trust, which we may refer to as the “Bank” or “River Bank.” Through the Bank, we provide a broad array of financial services to businesses, business owners, professionals, and consumers. As of September 30, 2025, we operated twenty-three full-service banking offices in Alabama in the cities of Montgomery, Prattville, Millbrook, Wetumpka, Auburn, Opelika, Gadsden, Alexander City, Daphne, Clanton, Dothan, Enterprise, Mobile, Decatur, Huntsville, Saraland, Birmingham, and Florence, Alabama. The Bank also has been approved for full service offices in Tuscaloosa, Alabama and Destin, Florida which are currently operating as loan production offices.

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

Overview of Third Quarter 2025 Results

Net income was $10.7 million in the quarter ended September 30, 2025, compared with $8.7 million in the quarter ended September 30, 2024. Several significant measures from the 2025 third quarter include:

•
Net interest margin (taxable equivalent) of 3.48%, compared with 2.90% for the third quarter of 2024.
•
Net interest income increase of $7.4 million for the quarter ended September 30, 2025, representing a 30.78% rate of increase over the quarter ended September 30, 2024.
•
Annualized return on average earning assets for the quarter ended September 30, 2025 of 1.18% compared with 1.05% for the quarter ended September 30, 2024.
•
Annualized return on average equity for the quarter ended September 30, 2025 of 16.07% compared with 15.67% for the quarter ended September 30, 2024.
•
Loan increase of $76.2 million during the quarter ended September 30, 2025, representing a 11.89% annualized growth rate.
•
Securities increase of $28.3 million during the quarter ended September 30, 2025, representing a 15.35% annualized increase for the quarter.
•
Deposit increase of $128.4 million during the quarter ended September 30, 2025, representing a 15.94% annualized growth rate.
•
Stockholders’ equity increase of $23.2 million during the quarter ended September 30, 2025, representing a 36.62% annualized increase.

•
Book value per share of $36.57 at September 30, 2025, compared with $30.43 per share at December 31, 2024.
•
Tangible book value per share of $32.90 at September 30, 2025, compared with $26.67 at December 31, 2024.

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

Comparison of the Results of Operations for the three and nine months ended September 30, 2025 and 2024

The following is a narrative discussion and analysis of significant changes in our results of operations for the three and nine months ended September 30, 2025 compared to the three and nine months ended September 30, 2024.

Net Income

During the three months ended September 30, 2025, our net income was $10.7 million, compared to $8.7 million for the three months ended September 30, 2024, an increase of $2.0 million, or 23.36%. The primary reason for the increase in net income for the third quarter of 2025 as compared to the third quarter of 2024 was an increase in net interest income offset by an increase in noninterest expense. During the three months ended September 30, 2025, net interest income was $31.4 million compared to $24.0 million for the three months ended September 30, 2024, an increase of $7.4 million, or 30.78%. This increase is a result of loan growth and higher yields on new and repricing loans. Total noninterest income for the third quarter of 2025 was $2.0 million compared to $4.5 million for the quarter ended September 30, 2024. This decrease in noninterest income was primarily the result of the $3.5 million increase in the net loss on sales of investment securities. Total noninterest expense in the third quarter of 2025 increased $2.4 million, or 15.36%, from the third quarter of 2024. The most significant noninterest expense continues to be salaries and employee benefits which increased approximately $1.8 million.

During the nine months ended September 30, 2025, our net income was $31.2 million, compared to $22.1 million for the nine months ended September 30, 2024, an increase of $9.1 million, or 41.23%. The primary reason for the increase in net income for the third quarter of 2025 as compared to the third quarter of 2024 was an increase in net interest income offset by an increase in noninterest expense. During the nine months ended September 30, 2025, net interest income was $88.6 million compared to $68.1 million for the nine months ended September 30, 2024, an increase of $20.5 million, or 30.10%. This increase is a result of loan growth and higher yields on new and repricing loans. Total noninterest income for the first nine months of 2025 was $9.0 million compared to $11.3 million in the first nine months of 2024. This decrease in noninterest income was primarily the result of the loss on sales of investment securities which totaled $7.0 million in the first nine months of 2025 compared to $1.4 million in the first nine months of 2024. Total noninterest expense in the third quarter of 2025 increased $5.8 million, or 12.45%, from the third quarter of 2024. The most significant increases were attributable to the $3.8 million increase in salaries and employee benefits.

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

Comparison of net interest income for the three months ended September 30, 2025 and 2024

The following table shows, for the three months ended September 30, 2025 and 2024, the average balances of each principal category of our earning assets and interest bearing liabilities and the average taxable equivalent yields on assets and average costs of liabilities. These yields and costs are calculated by dividing the income or expense by the average daily balance of the associated assets or liabilities (amounts in thousands).

	Three Months Ended September 30, 2025			Three Months Ended September 30, 2024
		Interest			Interest
	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Yield/Rate	Balance	Expense	Yield/Rate
Interest earning assets
Loans	$2,594,511	$43,119	6.59%	$2,389,722	$38,223	6.35%
Mortgage loans held for sale	9,127	102	4.44%	6,291	86	5.40%
Investment securities:
Taxable securities	727,311	4,924	2.69%	744,814	3,672	1.95%
Tax-exempt securities	77,075	672	3.46%	64,806	473	2.90%
Interest bearing balances in other banks	164,712	1,870	4.50%	85,820	1,177	5.44%
Federal funds sold	35,130	396	4.47%	13,102	180	5.44%
Total interest earning assets	$3,607,866	$51,083	5.62%	$3,304,555	$43,811	5.26%

Interest bearing liabilities
Interest bearing transaction accounts	$798,435	$3,324	1.65%	$700,018	$2,983	1.69%
Savings and money market accounts	1,066,405	7,029	2.61%	982,656	7,250	2.93%
Time deposits	741,452	7,206	3.86%	666,044	7,350	4.38%
Short-term borrowings	2	-	0.00%	13,852	118	3.38%
Federal Home Loan Bank advances	150,000	1,498	3.96%	150,000	1,502	3.97%
Subordinated debentures	40,000	418	4.14%	40,000	418	4.14%
Total interest bearing liabilities	$2,796,294	$19,475	2.76%	$2,552,570	$19,621	3.05%
Noninterest-bearing funding of earning assets	811,572	-	0.00%	751,985	-	0.00%
Total cost of funding earning assets	$3,607,866	$19,475	2.14%	$3,304,555	$19,621	2.36%
Net interest rate spread			2.86%			2.21%
Net interest income/margin (taxable equivalent)		$31,608	3.48%		$24,190	2.90%
Tax equivalent adjustment		(253)			(214)
Net interest income/margin		$31,355	3.45%		$23,976	2.88%

The following table reflects, for the three months ended September 30, 2025 and 2024, the changes in our net interest income due to variances in the volume of interest earning assets and interest bearing liabilities and variances in the associated rates earned or paid on these assets and liabilities (amounts in thousands).

	Three Months Ended September 30, 2025 vs.
	Three Months Ended September 30, 2024
		Variance
		due to
	Volume	Yield/Rate	Total
Interest earning assets
Loans	$3,392	$1,504	$4,896
Mortgage loans held for sale	38	(22)	16
Investment securities:
Taxable securities	(86)	1,338	1,252
Tax-exempt securities	92	107	199
Interest bearing balances in other banks	1,092	(399)	693
Federal funds sold	304	(88)	216
Total interest earning assets	$4,832	$2,440	$7,272

Interest bearing liabilities
Interest bearing transaction accounts	$422	$(81)	$341
Savings and money market accounts	621	(842)	(221)
Time deposits	834	(978)	(144)
Short-term borrowings	(118)	-	(118)
Federal Home Loan Bank advances	-	(4)	(4)
Subordinated debentures	-	-	-
Total interest bearing liabilities	$1,759	$(1,905)	$(146)

Net interest income
Net interest income (taxable equivalent)	$3,073	$4,345	$7,418
Taxable equivalent adjustment	(11)	(28)	(39)
Net interest income	$3,062	$4,317	$7,379

Total interest income for the three months ended September 30, 2025 was $50.8 million and total interest expense was $19.5 million, resulting in net interest income of $31.4 million for the period. For the same period of 2024, total interest income was $43.6 million and total interest expense was $19.6 million, resulting in net interest income of $24.0 million for the period. This represents a 30.78% increase in net interest income when comparing the same period from 2025 and 2024. When comparing the variances related to interest income for the three months ended September 30, 2025 and 2024, the increase was primarily attributed to increases in average volumes in loans and loan yields. The volume related increase in interest income for the three months ended September 30, 2025 was accompanied by an increase in the yield on loans and investment securities. When comparing variances related to interest expense for the three months ended September 30, 2025 and 2024, the decrease primarily resulted from a decrease in deposit interest rates. The decrease in interest expense resulting from interest rate decreases was partially offset by increase in the average volume of deposits.

Comparison of net interest income for the nine months ended September 30, 2025 and 2024

The following table shows, for the nine months ended September 30, 2025 and 2024, the average balances of each principal category of our earning assets and interest bearing liabilities and the average taxable equivalent yields on assets and average costs of liabilities. These yields and costs are calculated by dividing the income or expense by the average daily balance of the associated assets or liabilities (amounts in thousands).

	Nine Months Ended September 30, 2025			Nine Months Ended September 30, 2024
		Interest			Interest
	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Yield/Rate	Balance	Expense	Yield/Rate
Interest earning assets
Loans	$2,549,652	$124,549	6.53%	$2,315,031	$107,772	6.20%
Mortgage loans held for sale	8,368	301	4.81%	5,617	227	5.38%
Investment securities:
Taxable securities	736,118	14,437	2.62%	741,233	10,529	1.89%
Tax-exempt securities	71,623	1,736	3.24%	64,982	1,399	2.87%
Interest bearing balances in other banks	126,127	4,277	4.53%	97,142	3,987	5.47%
Federal funds sold	22,396	753	4.50%	23,274	956	5.47%
Total interest earning assets	$3,514,284	$146,053	5.48%	$3,247,279	$124,870	5.05%

Interest bearing liabilities
Interest bearing transaction accounts	$769,438	$9,266	1.61%	$688,013	$8,641	1.67%
Savings and money market accounts	1,033,184	20,292	2.63%	947,622	20,215	2.84%
Time deposits	721,350	21,286	3.95%	615,458	19,692	4.26%
Securities sold under repurchase agreements	6,885	172	3.34%	14,651	379	3.45%
Federal Home Loan Bank advances	150,201	4,451	3.96%	189,033	5,908	4.16%
Subordinated debentures	40,000	1,249	4.17%	40,000	1,253	4.17%
Total interest bearing liabilities	$2,721,058	$56,716	2.79%	$2,494,777	$56,088	2.99%
Noninterest-bearing funding of earning assets	793,226	-	0.00%	752,502	-	0.00%
Total cost of funding earning assets	$3,514,284	$56,716	2.16%	$3,247,279	$56,088	2.30%
Net interest rate spread			2.69%			2.06%
Net interest income/margin (taxable equivalent)		$89,337	3.40%		$68,782	2.82%
Tax equivalent adjustment		(696)			(649)
Net interest income/margin		$88,641	3.37%		$68,133	2.79%

The following table reflects, for the nine months ended September 30, 2025 and 2024, the changes in our net interest income due to variances in the volume of interest earning assets and interest bearing liabilities and variances in the associated rates earned or paid on these assets and liabilities (amounts in thousands).

	Nine Months Ended September 30, 2025 vs.
	Nine Months Ended September 30, 2024
		Variance
		due to
	Volume	Yield/Rate	Total
Interest earning assets
Loans	$10,865	$5,912	$16,777
Mortgage loans held for sale	110	(36)	74
Investment securities:
Taxable securities	(56)	3,964	3,908
Tax-exempt securities	144	193	337
Interest bearing balances in other banks	1,186	(896)	290
Federal funds sold	(35)	(168)	(203)
Total interest earning assets	$12,214	$8,969	$21,183

Interest bearing liabilities
Interest bearing transaction accounts	$1,023	$(398)	$625
Savings and money market accounts	1,823	(1,746)	77
Time deposits	3,382	(1,788)	1,594
Short-term debt	(201)	(6)	(207)
Federal Home Loan Bank advances	(1,210)	(247)	(1,457)
Subordinated debentures	(4)	-	(4)
Total interest bearing liabilities	$4,813	$(4,185)	$628

Net interest income
Net interest income (taxable equivalent)	$7,401	$13,154	$20,555
Taxable equivalent adjustment	(6)	(41)	(47)
Net interest income	$7,395	$13,113	$20,508

Total interest income for the nine months ended September 30, 2025 was $145.4 million and total interest expense was $56.7 million, resulting in net interest income of $88.6 million for the period. For the same period of 2024, total interest income was $124.2 million and total interest expense was $56.1 million, resulting in net interest income of $68.1 million for the period. This represents a 30.10% increase in net interest income when comparing the same period from 2025 and 2024. When comparing the variances related to interest income for the nine months ended September 30, 2025 and 2024, the increase was primarily attributed to increases in average volumes in loans and loan yields. The volume related increase in interest income for the nine months ended September 30, 2025 was accompanied by an increase in the yield on loans and investment securities. When comparing variances related to interest expense for the nine months ended September 30, 2025 and 2024, the increase primarily resulted from an increase in deposits with the largest increase in time deposits. The increase in interest expense resulting from an increase in deposits was partially offset by a decrease in deposit interest rates.

Provision for Credit Losses

The provision for credit losses represents a charge to earnings necessary to establish an allowance for credit losses that, in management's evaluation, is adequate to provide coverage for all expected credit losses. As a result of evaluating the allowance for credit losses at September 30, 2025, management recorded a provision for credit losses of $1.69 million in the third quarter of 2025 compared to $1.33 million in the third quarter of 2024. The increased provision for credit losses allocated was primarily due to the growth of our overall loan portfolio. In management’s evaluation, our allowance for credit losses reflects an amount we believe appropriate, based on our allowance assessment methodology, to adequately cover all expected future losses as of the date the allowance is determined.

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

The following table sets forth the principal components of noninterest income for the periods indicated (amounts in thousands).

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2025	2024	2025	2024
Service charges and fees	$2,312	$2,115	$6,671	$6,172
Investment brokerage revenue	372	209	921	573
Mortgage operations	1,702	1,221	4,559	3,301
Bank owned life insurance income	434	395	1,250	1,091
Net (loss) gain on sales of investment securities	(3,472)	73	(6,970)	(1,359)
Other noninterest income	679	527	2,533	1,571
Total noninterest income	$2,027	$4,540	$8,964	$11,349

Noninterest income for the three months ended September 30, 2025 was $2.0 million compared to $4.5 million for the same period in 2024. The most significant increase in noninterest income was due to the $481.0 thousand increase in secondary market mortgage operations while the most significant decrease was an overall $3.5 million loss on sale of investment securities.

Noninterest income for the nine months ended September 30, 2025 was $9.0 million compared to $11.3 million for the same period in 2024. The most significant decrease in noninterest income was due to to a $5.6 million increase in the loss on sales of investment securities while the most significant increase was an overall $963 thousand increase in other noninterest income with $902 thousand of the income coming as a result of one time contract revenue negotiations.

Noninterest Expense

Noninterest expenses consist primarily of salaries and employee benefits, building occupancy and equipment expenses, advertising and promotion expenses, data processing expenses, legal and professional services and miscellaneous other operating expenses.

The following table sets forth the principal components of noninterest expense for the periods indicated (amounts in thousands).

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2025	2024	2025	2024
Salaries and employee benefits	$11,286	$9,533	$32,007	$28,205
Occupancy expenses	1,100	1,017	3,159	2,963
Equipment rentals, depreciation, and maintenance	572	572	1,655	1,617
Telephone and communications	108	106	329	372
Advertising and business development	352	269	879	712
Data processing	1,099	1,093	3,324	3,121
Foreclosed assets, net	111	156	84	257
Federal deposit insurance and other regulatory assessments	620	747	2,127	2,176
Legal and other professional services	456	261	2,084	875
Other operating expense	2,419	1,956	6,660	6,218
Total noninterest expense	$18,123	$15,710	$52,308	$46,516

Noninterest expense for the three months ended September 30, 2025 totaled $18.1 million compared with $15.7 million for the same period of 2024. The overall increase was primarily a result of salaries and employee benefits. Salaries and employee benefits increased $1.8 million, or 18.39%, to $11.3 million in the third quarter of 2025 from $9.5 million in the third quarter of 2024.

Noninterest expense for the nine months ended September 30, 2025 totaled $52.3 million compared with $46.5 million for the same period of 2024. The overall increase was primarily a result of legal and other professional services and salaries and employee benefits. Legal and other professional services increased $1.2 million, or 138.17%, to $2.1 million in the first nine months of 2025 from $875 thousand in the first nine months of 2024. The most significant increase in legal and other professional services was $920 thousand of expense coming from professional service contract negotiations. Salaries and employee benefits increased $3.8 million, or 13.48%, to $32.0 million in the in the first nine months of 2025 from $28.2 million in the first nine months of 2024.

Provision for Income Taxes

We recognized income tax expense of $2.9 million for the three months ended September 30, 2025, compared to $2.8 million for the three months ended September 30, 2024. The effective tax rate for the three months ended September 30, 2025 was 21.4% compared to 24.6% for the same period in 2024. The effective tax rate is affected by levels of items of income that are not subject to federal and/or state taxation and by levels of items of expense that are not deductible for federal and/or state income tax purposes.

We recognized income tax expense of $9.0 million for the nine months ended September 30, 2025, compared to $6.9 million for the nine months ended September 30, 2024. The effective tax rate for the nine months ended September 30, 2025 was 22.4% compared to 23.8% for the same period in 2024. The effective tax rate is affected by levels of items of income that are not subject to federal and/or state taxation and by levels of items of expense that are not deductible for federal and/or state income tax purposes.

Comparison of Financial Condition at September 30, 2025 and December 31, 2024

Overview

Our total assets increased $262.4 million, or 7.33%, from December 31, 2024 to September 30, 2025. Loans, net of deferred fees and discounts, increased $153.4 million, or 6.17%, from December 31, 2024 to September 30, 2025. Securities available-for-sale increased by $37.0 million, or 6.06%, and securities held-to-maturity decreased by $3.7 million, or 2.99%, from December 31, 2024 to September 30, 2025, respectively. Cash and cash equivalents increased $58.3 million, or 31.39% from December 31, 2024 to September 30, 2025. Total deposits increased $283.7 million, or 9.25%, from December 31, 2024 to September 30, 2025 which funded a majority of our loan growth. Total stockholders’ equity increased $49.8 million, or 21.94% from December 31, 2024 to September 30, 2025.

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

During the nine months ended September 30, 2025, we purchased investment securities totaling $198.2 million and sold investment securities with proceeds received of $135.1 million including net realized losses of $7.0 million.

The following tables summarize the amortized cost, gross unrealized gains, gross unrealized losses, and fair value of debt securities at September 30, 2025 and December 31, 2024 (amounts in thousands).

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2025:
Securities available-for-sale:
Residential mortgage-backed	$535,465	$2,429	$(40,219)	$497,675
U.S. treasury securities	35,158	-	(1,111)	34,047
U.S. govt. sponsored enterprises	17,776	-	(1,075)	16,701
State, county, and municipal	95,414	265	(8,975)	86,704
Corporate debt obligations	13,689	40	(989)	12,740
Total available-for-sale	$697,502	$2,734	$(52,369)	$647,867

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2025:
Securities held-to-maturity:
Residential mortgage-backed	$55,662	$-	$(9,964)	$45,698
State, county, and municipal	62,748	-	(10,074)	52,674
Total held-to-maturity	$118,410	$-	$(20,038)	$98,372

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2024:
Securities available-for-sale:
Residential mortgage-backed	$457,157	$-	$(58,415)	$398,742
U.S. treasury securities	90,508	-	(5,844)	84,664
U.S. govt. sponsored enterprises	49,354	-	(3,818)	45,536
State, county, and municipal	77,158	-	(10,544)	66,614
Corporate debt obligations	16,714	3	(1,409)	15,308
Total available-for-sale	$690,891	$3	$(80,030)	$610,864

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2024:
Securities held-to-maturity:
Residential mortgage-backed	$59,274	$-	$(12,786)	$46,488
State, county, and municipal	62,787	-	(12,337)	50,450
Total held-to-maturity	$122,061	$-	$(25,123)	$96,938

Loans

Loans are the largest category of interest earning assets and typically provide higher yields than other types of interest earning assets. Associated with the higher loan yields are the inherent credit and liquidity risks which management attempts to control and counterbalance. Total loans averaged $2.59 billion during the three months ended September 30, 2025, or 71.9% of average interest earning assets, as compared to $2.39 billion, or 72.3% of average interest earning assets, for the three months ended September 30, 2024. At September 30, 2025, total loans were $2.64 billion, compared to $2.49 billion at December 31, 2024, an increase of $153.4 million, or 6.17%.

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

The following table provides a summary of the loan portfolio as of September 30, 2025, and December 31, 2024.

	September 30, 2025		December 31, 2024
	Amount	% of Total	Amount	% of Total
Residential real estate:
Closed-end 1-4 family - first lien	$906,720	34.8%	$869,415	35.4%
Closed-end 1-4 family - junior lien	18,879	0.7%	14,145	0.6%
Multi-family	51,733	2.0%	19,651	0.8%
Total residential real estate	977,332	37.5%	903,211	36.8%
Commercial real estate:
Nonfarm nonresidential	691,354	26.5%	637,589	26.0%
Farmland	82,886	3.2%	75,184	3.1%
Total commercial real estate	774,240	29.7%	712,773	29.1%
Construction and land development:
Residential	118,577	4.6%	101,986	4.2%
Other	141,105	5.4%	190,955	7.8%
Total construction and land development	259,682	10.0%	292,941	12.0%
Home equity lines of credit	148,158	5.7%	124,064	5.1%
Commercial loans:
Other commercial loans	317,345	12.2%	291,762	11.9%
Agricultural	88,095	3.4%	76,348	3.1%
State, county, and municipal loans	26,916	0.9%	33,847	1.2%
Total commercial loans	432,356	16.5%	401,957	16.2%
Consumer loans	57,051	2.2%	60,522	2.5%
Total gross loans	2,648,819	101.6%	2,495,468	101.7%
Allowance for credit losses	(35,043)	-1.3%	(32,088)	-1.3%
Net discounts	(6)	0.0%	(13)	0.0%
Net deferred loan fees	(8,596)	-0.3%	(8,633)	-0.4%
Net loans	$2,605,174	100.0%	$2,454,734	100.0%

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

Real estate loans are the largest component of our loan portfolio and include residential real estate loans, commercial real estate loans, and construction and land development loans. At September 30, 2025, this category totaled $2.01 billion, or 75.93% of total gross loans, compared to $1.91 billion, or 76.50%, at December 31, 2024. Real estate loans increased $102.3 million, or 5.36%, during the period December 31, 2024 to September 30, 2025. Commercial loans increased $30.4 million, or 7.56% during the same period. Our management team and lending officers have a great deal of experience and expertise in real estate lending and commercial lending.

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

The repayment of loans is a source of additional liquidity for us. The following table sets forth our variable rate and fixed rate loans maturing within specific intervals at September 30, 2025.

LOAN MATURITY AND SENSITIVITY TO CHANGES IN INTEREST RATES

		Over one	Over five
	One year	year through	years through	Over fifteen
Variable Rate Loans:	or less	five years	fifteen years	years	Total
Residential real estate:
Closed-end 1-4 family - first lien	$9,365	$8,910	$7,662	$526,771	$552,708
Closed-end 1-4 family - junior lien	1,406	4,410	174	-	5,990
Multi-family	-	19,723	-	-	19,723
Total residential real estate	10,771	33,043	7,836	526,771	578,421
Commercial real estate:
Nonfarm nonresidential	13,681	34,592	7,061	-	55,334
Farmland	1,408	2,038	-	250	3,696
Total commercial real estate	15,089	36,630	7,061	250	59,030
Construction and land development:
Residential	34,113	3,056	149	23,888	61,206
Other	38,099	11,535	4,523	5,013	59,170
Total construction and land development	72,212	14,591	4,672	28,901	120,376
Home equity lines of credit	8,839	6,535	109,685	-	125,059
Commercial loans:
Other commercial loans	71,618	38,003	13,196	-	122,817
Agricultural	63,530	1,779	-	-	65,309
State, county, and municipal loans	90	-	-	-	90
Total commercial loans	135,238	39,782	13,196	-	188,216
Consumer loans	2,777	869	-	-	3,646
Total gross variable rate loans	$244,926	$131,450	$142,450	$555,922	$1,074,748

		Over one	Over five
	One year	year through	years through	Over fifteen
Fixed Rate Loans:	or less	five years	fifteen years	years	Total
Residential real estate:
Closed-end 1-4 family - first lien	$39,447	$166,178	$52,083	$96,304	$354,012
Closed-end 1-4 family - junior lien	994	10,671	932	292	12,889
Multi-family	666	26,138	3,271	1,935	32,010
Total residential real estate	41,107	202,987	56,286	98,531	398,911
Commercial real estate:
Nonfarm nonresidential	62,468	346,048	223,857	3,647	636,020
Farmland	22,222	42,962	13,943	63	79,190
Total commercial real estate	84,690	389,010	237,800	3,710	715,210
Construction and land development:
Residential	53,988	3,381	-	2	57,371
Other	23,460	44,297	13,948	230	81,935
Total construction and land development	77,448	47,678	13,948	232	139,306
Home equity lines of credit	1,810	1,236	19,953	100	23,099
Commercial loans:
Other commercial loans	24,742	129,616	40,170	-	194,528
Agricultural	6,162	15,379	1,245	-	22,786
State, county, and municipal loans	754	11,760	14,312	-	26,826
Total commercial loans	31,658	156,755	55,727	-	244,140
Consumer loans	7,266	27,280	18,334	525	53,405
Total fixed rate gross loans	$243,979	$824,946	$402,048	$103,098	$1,574,071

		Over one	Over five
	One year	year through	years through	Over fifteen
Total Loans:	or less	five years	fifteen years	years	Total
Residential real estate:
Closed-end 1-4 family - first lien	$48,812	$175,088	$59,745	$623,075	$906,720
Closed-end 1-4 family - junior lien	2,400	15,081	1,106	292	18,879
Multi-family	666	45,861	3,271	1,935	51,733
Total residential real estate	51,878	236,030	64,122	625,302	977,332
Commercial real estate:
Nonfarm nonresidential	76,149	380,640	230,918	3,647	691,354
Farmland	23,630	45,000	13,943	313	82,886
Total commercial real estate	99,779	425,640	244,861	3,960	774,240
Construction and land development:
Residential	88,101	6,437	149	23,890	118,577
Other	61,559	55,832	18,471	5,243	141,105
Total construction and land development	149,660	62,269	18,620	29,133	259,682
Home equity lines of credit	10,649	7,771	129,638	100	148,158
Commercial loans:
Other commercial loans	96,360	167,619	53,366	-	317,345
Agricultural	69,692	17,158	1,245	-	88,095
State, county, and municipal loans	844	11,760	14,312	-	26,916
Total commercial loans	166,896	196,537	68,923	-	432,356
Consumer loans	10,043	28,149	18,334	525	57,051
Total gross loans	$488,905	$956,396	$544,498	$659,020	$2,648,819

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

Allowance for Credit Losses, Provision for Credit Losses and Asset Quality

Allowance for credit losses and provision for credit losses

The allowance for credit losses represents management’s estimate of expected lifetime credit losses in the loan portfolio. Management determines the allowance based on an ongoing evaluation of risk as it correlates to potential losses within the portfolio. Increases to the allowance for credit losses are made by charges to the provision for credit losses. Loans deemed to be uncollectible are charged against the allowance. Recoveries of previously charged-off amounts are credited to the allowance for credit losses.

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

The following table presents a summary of changes in the allowance for credit losses for the periods indicated (amounts in thousands).

	As of and for the		As of and for the
	Three Months Ended:		Nine Months Ended:
	September 30,	September 30,	September 30,	September 30,
	2025	2024	2025	2024
Allowance for credit losses at beginning of period	$33,551	$30,916	$32,088	$28,991
Charge-offs:
Mortgage loans on real estate:
Residential real estate	26	35	75	35
Commercial real estate	-	250	1,514	498
Construction and land development	-	10	-	29
Total mortgage loans on real estate	26	295	1,589	562
Home equity lines of credit	-	-	-	50
Commercial	209	867	728	1,213
Consumer	26	25	164	126
Total	261	1,187	2,481	1,951

Recoveries:
Mortgage loans on real estate:
Residential real estate	28	2	40	2
Commercial real estate	4	3	8	8
Construction and land development	-	-	-	-
Total mortgage loans on real estate	32	5	48	10
Home equity lines of credit	-	-	9	-
Commercial	22	14	283	53
Consumer	13	3	38	13
Total	67	22	378	76

Net charge-offs	194	1,165	2,103	1,875
Provision for credit losses	1,686	1,326	5,058	3,961
Allowance for credit losses at end of period	$35,043	$31,077	$35,043	$31,077

Total loans outstanding, net of deferred loan fees	2,640,217	2,423,683	2,640,217	2,423,683
Average loans outstanding, net of deferred loan fees	2,594,511	2,389,722	2,549,652	2,315,031
Allowance for credit losses to period end loans	1.33%	1.28%	1.33%	1.28%
Net charge-offs to average loans (annualized)	0.03%	0.20%	0.11%	0.11%

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

	September 30, 2025		December 31, 2024
		Percent of		Percent of
	Amount	Total	Amount	Total
Mortgage loans on real estate:
Residential real estate	$8,324	23.8%	$7,690	24.0%
Commercial real estate	11,591	33.1%	10,629	33.1%
Construction and land development	3,440	9.8%	4,299	13.4%
Total mortgage loans on real estate	23,355	66.7%	22,618	70.5%
Home equity lines of credit	2,294	6.5%	1,887	5.9%
Commercial	8,853	25.3%	7,072	22.0%
Consumer	541	1.5%	511	1.6%
Total	$35,043	100.0%	$32,088	100.0%

Nonperforming Assets

The following table presents our nonperforming assets as of the dates indicated (amounts in thousands):

	September 30,		December 31,
	2025	2024	2024
Nonaccrual loans	$7,532	$11,438	$8,513
Accruing loans past due 90 days or more	-	24	8
Total nonperforming loans	7,532	11,462	8,521
Foreclosed assets	1,990	44	130
Total nonperforming assets	$9,522	$11,506	$8,651

Allowance for credit losses to period end loans	1.33%	1.28%	1.29%
Allowance for credit losses to period end nonperforming loans	465.19%	271.13%	376.58%
Net charge-offs to average loans (annualized)	0.11%	0.11%	0.11%
Nonperforming assets to period end loans and foreclosed property	0.36%	0.47%	0.35%
Nonperforming loans to period end loans	0.29%	0.47%	0.34%
Nonperforming assets to total assets	0.25%	0.33%	0.24%
Period end loans	$2,640,217	$2,423,683	$2,486,822
Period end total assets	$3,844,608	$3,496,474	$3,582,206
Allowance for credit losses	$35,043	$31,077	$32,088
Average loans for the period	$2,549,652	$2,315,031	$2,348,776
Net charge-offs for the period	$2,103	$1,875	$2,690
Period end loans plus foreclosed property	$2,642,207	$2,423,727	$2,486,952

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

The following table details the composition of our deposit portfolio as of September 30, 2025, and December 31, 2024.

	September 30, 2025		December 31, 2024
		Percent of		Percent of
	Amount	Total	Amount	Total
Demand deposits, non-interest bearing	$673,698	20.1%	$654,229	21.3%
Demand deposits, interest bearing	829,038	24.7%	752,280	24.5%
Money market accounts	955,046	28.5%	856,124	27.9%
Savings deposits	121,707	3.6%	106,269	3.5%
Time certificates of $250 thousand or more	433,071	12.9%	390,906	12.7%
Other time certificates	338,301	10.2%	307,351	10.1%
Totals	$3,350,861	100.0%	$3,067,159	100.0%

Total deposits were $3.35 billion at September 30, 2025, an increase of $283.7 million from December 31, 2024 with the increase resulting mainly in the balances of money market accounts and interest bearing demand deposit accounts. Some of our demand deposit accounts are seasonal and have expected balance fluctuations. The seasonality of these demand deposits is related to property tax collections and to agricultural production.

The following table presents the Bank’s time certificates of deposits by various maturities as of September 30, 2025 (amounts in thousands).

	All Time Deposits	Time Deposits $250 or more	Time Deposits less than $250
Three months or less	$242,409	$109,133	$133,276
Greater than three months through six months	253,280	143,762	109,518
Greater than six months through one year	230,195	156,910	73,285
Greater than one year through three years	41,702	22,666	19,036
Greater than three years	3,786	600	3,186
Total	$771,372	$433,071	$338,301

Other Funding Sources

We supplement our deposit funding with wholesale funding when needed for balance sheet planning and management or when the terms are attractive and will not disrupt our offering rates in our markets. A source we have used for wholesale funding is the Federal Home Loan Bank of Atlanta (FHLB). The line of credit with the FHLB is secured by pledges of various loans in our loan portfolio. At September 30, 2025, the FHLB line of credit available was $360.1 million and at December 31, 2024 it was $237.0 million. As of September 30, 2025 and December 31, 2024, we had $150 million and $205 million Federal Home Loan Bank advances outstanding, respectively. We also have lines of credit for federal funds borrowings with other banks that totaled $100.0 million at September 30, 2025 and December 31, 2024, respectively. Furthermore, we have pledged certain loans to the Federal Reserve Bank (FRB) to secure a line of credit. At September 30, 2025, the FRB line of credit available was $404.5 million and at December 31, 2024, the FRB line of credit available was $422.1 million. Another source that we have used for wholesale funding is the Federal Reserve Bank discount window. At both September 30, 2025 and December 31, 2024, we had no borrowings outstanding with the Federal Reserve Bank discount window.

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

On December 15, 2023, the Bank entered into an irrevocable standby letter of credit agreement with the FHLB for $75 million issued in favor of the Alabama State Treasurer, SAFE Program. The letter of credit agreement was amended on June 24, 2024 to increase the amount to $200 million. The letter of credit agreement was amended on September 13, 2024 to decrease the amount to $175 million. The Bank is charged 0.09% on the amount of the irrevocable standby letter of credit. The letter of credit shall remain in effect until terminated by either the Bank or the FHLB upon written notice to the other party.

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

Cash and cash equivalents at September 30, 2025 and December 31, 2024, were $244.0 million and $185.7 million, respectively. Based on recorded cash and cash equivalents, management believes River Financial Corporation’s liquidity resources were sufficient at September 30, 2025 to fund loans and meet other cash needs as necessary.

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

Financial instruments whose contract amount represents credit risk at September 30, 2025 and December 31, 2024 were as follows (amounts in thousands):

	September 30, 2025	December 31, 2024
Commitments to extend credit	$453,570	$442,506
Stand-by and performance letters of credit	8,113	10,060
Total	$461,683	$452,566

Contractual Obligations

While our liquidity monitoring and management considers both present and future demands for and sources of liquidity, the following table of contractual commitments focuses only on future obligations as of September 30, 2025 (amounts in thousands).

		Due after 1	Due after 3
	Due in 1	through	through	Due after
	year or less	3 years	5 years	5 years	Total
Deposits without a stated maturity	$2,579,489	$-	$-	$-	$2,579,489
Certificates of deposit of less than $250 thousand	316,079	19,036	3,186	-	338,301
Certificates of deposit of $250 thousand or more	409,805	22,666	600	-	433,071
Federal Home Loan Bank advances	25,000	25,000	40,000	60,000	150,000
Subordinated debt, net of debt issuance costs	-	-	-	39,615	39,615
Operating leases	838	1,371	1,311	5,356	8,876
Total contractual obligations	$3,331,211	$68,073	$45,097	$104,971	$3,549,352

Capital Position and Dividends

At September 30, 2025 and December 31, 2024, total stockholders’ equity was $276.9 million and $227.1 million, respectively. The increase of approximately $49.8 million resulted mainly from the net change in retained earnings and accumulated other comprehensive loss for the nine months ended September 30, 2025. Retained earnings for the first nine months of 2025 increased $27.0 million while accumulated other comprehensive loss also decreased $22.9 million. The ratio of stockholders’ equity to total assets was 7.20% and 6.34% at September 30, 2025 and December 31, 2024, respectively.

The Company is subject to various regulatory capital requirements administered by the federal banking agencies. Certain items such as goodwill and other intangible assets are deducted from total capital in arriving at the various regulatory capital measures such as Common Equity Tier 1 capital, Tier 1 capital, and total risk-based capital. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on River Financial Corporation’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory regulations and guidelines. The Company’s capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings, and other factors.

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

Management believes, as of September 30, 2025 and December 31, 2024, that the Company and Bank meet all capital adequacy requirements to which they are subject. The following tables present the Company's and Bank’s capital amounts and ratios as of September 30, 2025 and December 31, 2024 with the required minimum levels for capital adequacy purposes including the capital conservation buffer under Basel III and minimum levels to be well capitalized (as defined) under the regulatory prompt corrective action regulations.

As of September 30, 2025:
					To Be Well Capitalized
			Required For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Regulations (1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
River Financial Corporation:
Total Capital (To Risk-Weighted Assets)	$366,997	13.612%	$283,087	>= 10.500%	N/A	N/A
Common Equity Tier 1 Capital (To Risk-Weighted Assets)	293,664	10.892%	188,725	>= 7.000%	N/A	N/A
Tier 1 Capital (To Risk-Weighted Assets)	293,664	10.892%	229,166	>= 8.500%	N/A	N/A
Tier 1 Capital (To Average Assets)	293,664	7.778%	151,033	>= 4.000%	N/A	N/A

River Bank:
Total Capital (To Risk-Weighted Assets)	$366,140	13.581%	$283,088	>= 10.500%	$269,607	>= 10.00%
Common Equity Tier 1 Capital (To Risk-Weighted Assets)	332,422	12.330%	188,726	>= 7.000%	175,246	>= 6.50%
Tier 1 Capital (To Risk-Weighted Assets)	332,422	12.330%	229,167	>= 8.500%	215,687	>= 8.00%
Tier 1 Capital (To Average Assets)	332,422	8.804%	151,032	>= 4.000%	188,790	>= 5.00%
(1) the prompt corrective action provisions are applicable at the Bank level only.

As of December 31, 2024:
					To Be Well Capitalized
			Required For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Regulations (1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
River Financial Corporation:
Total Capital (To Risk-Weighted Assets)	$336,746	13.197%	$267,929	>= 10.500%	N/A	N/A
Common Equity Tier 1 Capital (To Risk-Weighted Assets)	265,298	10.397%	178,619	>= 7.000%	N/A	N/A
Tier 1 Capital (To Risk-Weighted Assets)	265,298	10.397%	216,895	>= 8.500%	N/A	N/A
Tier 1 Capital (To Average Assets)	265,298	7.482%	141,838	>= 4.000%	N/A	N/A

River Bank:
Total Capital (To Risk-Weighted Assets)	$335,441	13.152%	$267,802	>= 10.500%	$255,049	>= 10.00%
Common Equity Tier 1 Capital (To Risk-Weighted Assets)	303,556	11.902%	178,540	>= 7.000%	165,787	>= 6.50%
Tier 1 Capital (To Risk-Weighted Assets)	303,556	11.902%	216,798	>= 8.500%	204,046	>= 8.00%
Tier 1 Capital (To Average Assets)	303,556	8.561%	141,839	>= 4.000%	177,298	>= 5.00%
(1) the prompt corrective action provisions are applicable at the Bank level only.

River Financial Corporation’s principal source of funds for dividend payments and debt service is dividends received from River Bank. There are statutory limitations on the payment of dividends by River Bank to River Financial Corporation. As of September 30, 2025, the maximum amount the Bank could dividend to River Financial Corporation without prior regulatory authority approval was approximately $70.8 million. In addition to dividend restrictions, federal statutes prohibit unsecured loans from banks to bank holding companies.

During the nine months ending September 30, 2025 there were 9,000 incentive stock options issued with a weighted average exercise price of $31.41 per share. During the same period, there were 15,650 incentive stock options exercised at a weighted average exercise price of $15.24 per share. Included in the 15,650 incentive stock options exercised during the same period were 1,472 cashless stock options. During the same period, there were 7,300 incentive stock options forfeited at a weighted average exercise price of $33.54. During the same period, there were 500 incentive stock options that expired at a weighted average exercise price of $16.00. A total of 321,794 incentive stock options were outstanding as of September 30, 2025 with a weighted average exercise price of $26.08 per share and a weighted average remaining life of 3.81 years.

During the nine months ending September 30, 2025 there were 101,000 restricted stock grants issued with a weighted average issue price of $31.25 per share. During the same time period, there were 14,100 stock grants that vested with a weighted average issue price of $31.84. During the same time period, there were 1,400 stock grants forfeited with a weighted average issue price of $31.24. A total of 135,733 restricted stock grants remained nonvested as of September 30, 2025 with a weighted average remaining life of 2.14 years.

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

The following table illustrates our interest rate sensitivity at September 30, 2025, assuming the relevant assets and liabilities are collected and paid, respectively, based upon historical experience rather than their stated maturities (amounts in thousands).

	0-1 Mos	1-3 Mos	3-12 Mos	1-2 Yrs	2-3 Yrs	>3 Yrs	Total
Interest earning assets
Loans	$600,303	$142,895	$464,307	$398,860	$299,502	$734,350	$2,640,217
Securities	23,217	13,118	73,647	92,111	58,197	505,987	766,277
Certificates of deposit in banks	-	1,250	-	2,500	250	218	4,218
Cash balances in banks	166,191	-	-	-	-	-	166,191
Federal funds sold	31,000	-	-	-	-	-	31,000
Total interest earning assets	$820,711	$157,263	$537,954	$493,471	$357,949	$1,240,555	$3,607,903

Interest bearing liabilities
Interest bearing transaction accounts	$99,509	$16,642	$74,889	$99,851	$99,851	$438,296	$829,038
Savings and money market accounts	193,178	16,800	75,594	100,792	100,792	589,597	1,076,753
Time deposits	84,311	158,573	483,072	38,059	3,570	3,787	771,372
Securities sold under agreements to repurchase	-	-	-	-	-	-	-
Federal Home Loan Bank advances	-	125,000	-	25,000	-	-	150,000
Subordinated debentures, net of loan costs	-	-	-	-	-	39,615	39,615
Total interest bearing liabilities	$376,998	$317,015	$633,555	$263,702	$204,213	$1,071,295	$2,866,778

Interest sensitive gap
Period gap	$443,713	$(159,752)	$(95,601)	$229,769	$153,736	$169,260	$741,125
Cumulative gap	$443,713	$283,961	$188,360	$418,129	$571,865	$741,125
Cumulative gap - Rate Sensitive Assets/ Rate Sensitive Liabilities	12.3%	7.9%	5.2%	11.6%	15.9%	20.5%

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

	Impact on net interest income
	As of	As of
	September 30, 2025	December 31, 2024
Change in prevailing rates:
+ 400 basis points	(6.81)%	(12.99)%
+ 300 basis points	(4.20)%	(9.20)%
+ 200 basis points	(1.63)%	(5.35)%
+ 100 basis points	0.83%	(1.62)%
+ 0 basis points	-	-
- 100 basis points	(3.44)%	(2.13)%
- 200 basis points	(4.97)%	(3.85)%
- 300 basis points	(5.65)%	(4.96)%
- 400 basis points	(5.92)%	(5.16)%

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This item is not applicable to smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company has carried out an evaluation under the supervision and with participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even the effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2025, the Company’s disclosure controls and procedures are effective in ensuring that material information relating to the Company required to be disclosed in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods and is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the nine months ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In January and July 2025, the company sold a combined 45,671 shares of its common stock for a cash total of approximately $1.5 million to its employee stock ownership plan. The Company relied upon exemptions from registration under SEC Rule 147A.

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

RIVER FINANCIAL CORPORATION

Date: November 4, 2025	By:	/s/ James M. Stubbs
James M. Stubbs
Chief Executive Officer (principal executive officer)

Date: November 4, 2025	By:	/s/ Jason B. Davis
Jason B. Davis
Chief Financial Officer