Form 10-K
period 2025-12-31
River Financial Corp
filed 2026-03-10
CIK 1641601

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2025

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

Securities registered pursuant to Section 12(b) or 12(g) of the Act: None

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

State the aggregate market value of the voting common equity held by non-affiliates of the registrant as of June 30, 2025: There is no public market for registrant’s common stock. As of June 30, 2025, the aggregate market value of the voting common stock held by non-affiliates of the registrant, based on a stock price of $31.90 per share of Common Stock, was $182.0 million. The share price is based on a six month average of known private trades.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding at March 4, 2026
Common stock, par value $1.00 per share	7,831,639 shares

Auditor Firm Id:	669	Auditor Name:	Mauldin & Jenkins, LLC	Auditor Location:	Birmingham, Alabama, USA

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

We operate one subsidiary bank, River Bank & Trust. Through the Bank, we provide a broad array of financial services to businesses, business owners, and professionals. We operate 23 full-service banking offices, located in Montgomery, Prattville, Millbrook, Wetumpka, Auburn, Opelika, Alexander City, Dothan, Enterprise, Daphne, Clanton, Mobile, Gadsden, Decatur, Saraland, Huntsville, Birmingham, and Florence, Alabama. The Bank also has been approved for full service offices in Tuscaloosa, Alabama and Destin, Florida which are currently operating as loan production offices. Our market areas generally include the Montgomery, Auburn-Opelika, Gadsden, Dothan, Mobile, Huntsville, and Birmingham Metropolitan Statistical Areas.

As of December 31, 2025, we had total assets of $3.79 billion, total loans of $2.71 billion, total deposits of $3.33 billion, and total stockholders’ equity of $293.6 million.

We operate our banking business, including the loan production offices in Tuscaloosa and Destin, across six regions in Alabama and one region in Florida. Those regions are designated as “River” (including Montgomery, with six offices), “East Alabama” (including Auburn, Opelika and Gadsden with five offices), “Coastal” (including Mobile and Baldwin County with four offices), “Wiregrass” (including Dothan in the Southeast corner of the state with three offices), “North Alabama” (including Decatur, Huntsville, and Florence with three offices), "Birmingham" (including Birmingham, Tuscaloosa, and and Clanton in the central part of the state with three offices) and "Florida Panhandle" (including Destin with one office). See “Properties” below.

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

Deposits

Our principal sources of funds are core deposits, including demand deposits, interest-bearing transaction accounts, money market accounts, savings deposits, and certificates of deposit. As of December 31, 2025, our deposit composition was as follows:

Retail Time Deposits 10%
Demand Deposits 20%
Jumbo Time Deposits 14%
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

Lending

We offer a range of lending services, including real estate, consumer, and commercial loans, to individuals, small businesses, and other organizations located in or conducting a substantial portion of their business in our market areas. Our total loans, net of unearned income, at December 31, 2025, were approximately $2.71 billion, or approximately 71.6% of total assets. The interest rates charged on loans vary with the degree of risk, maturity, and amount of the loan and are further subject to competitive pressures, money market rates, availability of funds, and government regulations.

As of December 31, 2025, our loan portfolio composition was classified as follows: (percent of gross loans)

Real Estate Loans. Loans secured by real estate are the primary component of our loan portfolio, constituting approximately $2.1 billion, or 76.6%, of total loans, net of unearned income, at December 31, 2025. We originate consumer and commercial loans for the purpose of acquiring real estate that are secured by such real estate. We also often take real estate as an additional source of collateral to secure commercial and industrial (C&I) loans. Such loans are classified as real estate loans rather than commercial and industrial loans if the real estate collateral is considered significant as a secondary source of repayment for the loan. Loans are typically made on a recourse basis supported by financial statements and a review of the repayment ability of the borrower(s) and/or guarantor(s). Origination fees are charged for many loans secured by real estate.

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

Home Equity Lines of Credit: We originate home equity lines of credit secured by residential property. The loans are typically made on a variable rate basis with maturities up to 10 years. At December 31, 2025, home equity lines of credit constituted $157.9 million, or 5.9% of our loan portfolio.

Commercial and Industrial Loans. We make loans for commercial purposes in various lines of business. These loans are typically made on terms up to 7 years at fixed or variable rates and are secured by various types of collateral, including accounts receivable, inventory, or, in the case of equipment loans, the financed equipment. We attempt to reduce our credit risk on commercial loans by underwriting the loan based on the borrower’s cash flow and its ability to service the debt from earnings, and by limiting the loan-to-value ratio. Historically, we have typically loaned up to 80% on loans secured by accounts receivable, up to 50% on loans secured by inventory (which are typically also secured by accounts receivable), and up to 100% on loans secured by equipment. We also make some unsecured commercial loans. Commercial and industrial loans constituted $427.3 million, or 15.9% of our loan portfolio, at December 31, 2025. Interest rates are negotiable based upon the borrower’s financial condition, credit history, management stability and collateral.

Consumer Loans. Consumer lending includes installment lending to individuals in our market areas and generally consists of loans to purchase automobiles and other consumer durable goods. Consumer loans constituted $52.7 million, or 2.0% of our loan portfolio, at December 31, 2025. Consumer loans are underwritten based on the borrower’s income, current debt level, past credit history and collateral. Consumer rates are both variable and fixed, with terms negotiable. Terms generally range from one to five years depending on the nature and condition of the collateral. Periodic amortization, generally monthly, is typically required.

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

We attempt to minimize credit losses through various means and the use of standardized underwriting criteria. We have established a standardized loan policy that may be modified based on local market conditions. In particular, on larger credits, we generally rely on the cash flow of a debtor as the source of repayment and secondarily on the value of the underlying collateral. In addition, we attempt to utilize shorter loan terms in order to reduce the risk of a decline in the value of such collateral.

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

Employees

As of December 31, 2025, we had approximately 365 full-time and 23 part-time employees. None of these employees are party to a collective bargaining agreement.

The Company emphasizes a “deposit first” philosophy to provide not only a direct and practical service to its customers but also to provide a stable and adequate funding source for its loans. We seek employees who are familiar with our operations in our 24 offices across six regions in Alabama, including operations in all 10 of the top 10 MSAs in Alabama, and 1 office in Florida. We seek to provide a “one customer at a time” approach to growth and emphasizes the need for employees, especially our relationship managers and office managers, to have a thorough knowledge of local markets and customers to enhance our conservative lending function.

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

Regulation of River Financial Corporation

We are registered as a bank holding company under the Bank Holding Company Act of 1956, as amended (the “BHCA”) and are subject to regulation and supervision by the Federal Reserve and the Alabama Banking Department. The BHCA requires us to secure the prior approval of the Federal Reserve before we own or control, directly or indirectly, more than five percent (5%) of the voting shares or substantially all of the assets of any bank or savings association, or merge or consolidate with another bank or savings and loan holding company. Further, under the BHCA, our activities and those of any nonbank subsidiary are generally limited to those activities that the Federal Reserve determines to be so closely related to banking as to be a proper incident thereto. Prior approval of the Federal Reserve may be required before engaging in certain activities. In making such determinations, the Federal Reserve is required to weigh the expected benefits to the public, such as greater convenience, increased competition, and gains in efficiency, against the possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest, and unsound banking practices.

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

The BHCA was substantially amended by the Gramm-Leach-Bliley Act of 1999, or the GLBA, which, among other things, permits a “financial holding company” to engage in a broader range of non-banking activities, and to engage on less restrictive terms in certain activities than were previously permitted. These expanded activities include securities underwriting and dealing, insurance underwriting and sales, and merchant banking activities. To become a financial holding company, a bank holding company must certify that all depository institutions that it controls are both “well capitalized” and “well managed” (as defined by federal law), and have at least a “satisfactory” Community Reinvestment Act ("CRA") rating. The GLBA also imposes certain privacy requirements on all financial institutions and their treatment of consumer information. At this time, we have not elected to become a financial holding company, nor do we expect to make such an election in the foreseeable future.

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

Capital Adequacy Guidelines

The FDIC and Alabama Banking Department monitor the capital adequacy of the Bank by using a combination of risk-based guidelines and leverage ratios. These agencies consider the Bank’s capital levels when taking action on various types of applications and when conducting supervisory activities related to the safety and soundness of the Bank and the banking system. Under the Basel III capital rules, the Bank is required to maintain four minimum capital standards: (1) a leverage ratio of at least 4.0%, (2) a common equity Tier 1 risk-based capital ratio of at least 4.5%, (3) a Tier 1 risk-based capital ratio of at least 6.0%, and (4) a total risk-based capital ratio of at least 8.0%. The Basel III capital rules also require the Bank to establish a capital conservation buffer equal to 2.50% of total risk-weighted assets. The capital conservation buffer is designed to ensure that banks build up capital buffers outside periods of stress, which can be drawn down as losses are incurred. An institution that does not satisfy the capital conservation buffer will be subject to restrictions on certain activities including payment of dividends, stock repurchases, and discretionary bonuses to executive officers. When the 2.5% capital conservation buffer is factored in, the minimum common equity Tier 1 risk-based capital ratio is 7.0%, the minimum Tier 1 risk-based capital ratio is 8.5%, and the minimum total risk-based capital ratio is 10.5%.

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

On September 17, 2019, the FDIC and other federal bank regulatory agencies approved the Community Bank Leverage Ratio (CBLR) framework. This optional framework became effective January 1, 2020, and is available to the Company and the Bank as an alternative to the Basel III risk-based capital framework. The CBLR framework provides for a simple measure of capital adequacy for certain community banking organizations. Specifically, depository institutions and depository institution holding companies that have less than $10.0 billion in total consolidated assets and meet other qualifying criteria, including a Tier 1 leverage ratio of greater than 9.00% are eligible to elect to utilize the CBLR framework. The federal banking agencies issued a notice of proposed rulemaking in December 2025 that would, among other things, lower the leverage ratio requirement to 8%.

As of December 31, 2025, the Company and the Bank qualify for the CBLR framework. Management does not intend to utilize the CBLR framework.

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

Banks that are adequately, but not well, capitalized may not accept, renew, or rollover brokered deposits except with a waiver from the FDIC and subject to restrictions on the interest rates that can be paid on deposits.

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

Privacy of Customer Information

The GLBA and the implementing regulations issued by federal regulatory agencies require financial institutions (including banks, insurance agencies, and broker/dealers) to adopt policies and procedures regarding the disclosure of nonpublic personal information about their customers to non-affiliated third parties. In general, financial institutions are required to explain to customers their policies and procedures regarding the disclosure of such nonpublic personal information, and in certain circumstances, customers can prevent the disclosure of such information to nonaffiliated third parties. GLBA also established certain information security guidelines that require each financial institution, under the supervision and ongoing oversight of its board of directors or an appropriate committee thereof, to develop, implement, and maintain a comprehensive written information security program designed to ensure the security and confidentiality of customer information, to protect against anticipated threats or hazards to the security or integrity of such information, and to protect against unauthorized access to or use of such information that could result in substantial harm or inconvenience to any customer. Under certain circumstances, the regulations require a bank to provide notice to customers of a data breach. Federal banking regulators regularly issue guidance regarding cybersecurity intended to enhance cyber risk management.

The Consumer Financial Protection Bureau

The Dodd-Frank Act created the Consumer Financial Protection Bureau, or the CFPB, which is an independent bureau with broad authority to regulate the consumer finance industry, including regulated financial institutions, non-banks and others involved in extending credit to consumers. The CFPB has authority through rulemaking, orders, policy statements, guidance, and enforcement actions to administer and enforce federal consumer financial laws, to oversee several entities and market segments not previously under the supervision of a federal regulator, and to impose its own regulations and pursue enforcement actions when it determines that a practice is unfair, deceptive, or abusive. The federal consumer financial laws and all of the functions and responsibilities associated with them, many of which were previously enforced by other federal regulatory agencies, were transferred to the CFPB on July 21, 2011. While the CFPB has the power to establish, interpret, administer, and enforce federal consumer financial laws, the Dodd-Frank Act provides that the federal banking regulatory agencies continue to have examination and enforcement powers over the financial institutions that they supervise relating to the matters within the jurisdiction of the CFPB if such institutions have less than $10 billion in assets. The Dodd- Frank Act also gives state attorneys general the ability to enforce federal consumer protection laws. There have been substantial recent developments affecting the CFPB. In early February 2025, the CFPB's Acting Director issued an internal directive to cease virtually all CFPB activities, including supervision, examinations, rulemaking, enforcement actions, and pending investigations. Since that time, the CFPB has remained largely dormant with limited rulemaking issuances or other activity. In November 2025, the Acting Director notified a federal court that the CFPB cannot request funds from the Federal Reserve under the Dodd-Frank Act to fund its operations pursuant to a legal opinion issued by the Department of Justice's Office of Legal Counsel. In December 2025, the federal court rejected this legal interpretation. In January 2026, the Acting Director notified the federal court that he had requested funding from the Federal Reserve to fund its operations for the first quarter of 2026. We cannot predict when or how these matters involving the CFPB will be resolved.

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

Mortgage Loan Servicing

The CFPB issued a series of final rules as part of an effort to address mortgage servicing reforms and create uniform standards for the mortgage servicing industry. The rules contain additional requirements for communications with borrowers, address the maintenance of customer account records, govern procedures for responding to written borrower requests and complaints of errors, and provide guidance regarding servicing delinquent loans, foreclosure proceedings, and loss mitigation efforts, among other measures. These rules have in general led to increased costs to service loans across the mortgage industry.

Concentrated Commercial Real Estate Lending Regulations

The federal bank regulatory agencies have promulgated guidance governing financial institutions with concentrations in commercial real estate lending. The guidance provides that a bank has a concentration in commercial real estate lending if (i) total reported loans for construction, land development, and other land represent 100% or more of total capital or (ii) total reported loans secured by multifamily and nonfarm nonresidential properties and loans for construction, land development, and other land represent 300% or more of total capital and the bank’s commercial real estate loan portfolio has increased 50% or more during the prior 36 months. Owner occupied loans are excluded from this second category. If a concentration is present, management must employ heightened risk management practices that address, among other things, board and management oversight and strategic planning, portfolio management, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing, and maintenance of increased capital levels as needed to support the level of commercial real estate lending. At December 31, 2025, the Bank did not have a concentration in commercial real estate as defined by the regulatory guidance.

The Volcker Rule

On December 10, 2013, five U.S. financial regulators, including the Federal Reserve and FDIC, adopted a final rule implementing the “Volcker Rule.” The Volcker Rule was created by Section 619 of the Dodd-Frank Act and prohibits “banking entities” from engaging in “proprietary trading.” Banking entities also are prohibited from sponsoring or investing in private equity or hedge funds, or extending credit to or engaging in other covered transactions with affiliated private equity or hedge funds. The fundamental prohibitions of the Volcker Rule generally apply to banking entities of any size, including the Company, the Bank, and any other “affiliate” under the Bank Holding Company Act. The Economic Growth Act amended Section 619 to exempt from the Volcker Rule any insured depository institution that has $10.0 billion or less in total consolidated assets and whose total trading assets and trading liabilities are 5.0% or less of total consolidated assets.

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
•
Repealed Regulation Q, the federal prohibition on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transactions and other accounts;
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

Future Legislation and Regulation

From time to time regulators increase their focus on the regulation of the financial services industry, leading in many cases to greater uncertainty and compliance costs for regulated entities. For example, the provisions of the Dodd-Frank Act required us to make material expenditures, particularly in the form of personnel training costs and additional compliance expenses. Future regulations may require us to change certain of our business practices in order to comply, which in turn could adversely affect our ability to pursue business opportunities that we might otherwise consider pursuing, cause business disruptions, and/or have other impacts. Failure to comply with these laws or regulations, even if inadvertent, could result in negative publicity, fines, or additional expenses.

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

Our commercial banking operations are concentrated in Alabama and the Florida Panhandle. As of December 31, 2025, most of our total loans were to borrowers located in Alabama, primarily central and south Alabama. As a result, our financial condition and results of operations and cash flows are affected by changes in the economic conditions of the state or the regions of which it is a part. Our success depends to a significant extent upon the business activity, population, income levels, deposits, and real estate activity in this market. Although our customers’ business and financial interests may extend outside these areas, adverse economic conditions that affect those areas could reduce our growth rate, affect the ability of our customers to repay their loans, affect the value of collateral underlying loans, impact our ability to attract deposits, and generally affect our financial condition and results of operations. Because of our geographic concentration, we may be less able than other regional or national financial institutions to diversify our credit risks across multiple markets.

Our small to medium-sized business and entrepreneurial customers may have fewer financial resources than larger entities to weather a downturn in the economy, which may impair a borrower’s ability to repay a loan, and such impairment could adversely affect our financial condition and results of operations.

We focus our business development and marketing strategy primarily to serve the banking and financial services needs of small to medium-sized businesses and entrepreneurs. These customers may have fewer financial resources in terms of capital or borrowing capacity than larger entities. If economic conditions negatively impact the Alabama and Florida markets generally, and small to medium-sized businesses are adversely affected, our financial condition and results of operations may be negatively affected.

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

Income associated with interest-earning assets and costs associated with interest-bearing liabilities may not be affected uniformly by fluctuations in interest rates. The magnitude and duration of changes in interest rates are events over which we have no control, and such changes may have an adverse effect on our net interest income. Prepayment and early withdrawal levels, which are also impacted by changes in interest rates, can significantly affect our assets and liabilities. For example, an increase in interest rates could, among other things, reduce the demand for loans and decrease loan repayment rates. Such an increase could also adversely affect the ability of our floating-rate borrowers to meet their higher payment obligations, which could in turn lead to an increase in non-performing assets and net charge-offs. Conversely, a decrease in the general level of interest rates could affect us by, among other things, leading to greater competition for deposits and incentivizing borrowers to prepay or refinance at lower interest rates their loans more quickly or frequently than they otherwise would. The primary tool that management uses to measure interest rate risk is a simulation model that evaluates the impact of varying levels of prevailing interest rates and the impact on net interest income and the economic value of equity. As of

December 31, 2025, this simulation analysis indicated that if prevailing interest rates immediately decreased by 300 basis points, we would expect net interest income to decrease by approximately $3.6 million, or 2.6% over the next 12 months, and a decrease in the economic value of equity of $34.8 million, or 6.4%. We believe that this is unlikely based on current interest rate levels. Conversely, if prevailing interest rates immediately increased by 300 basis points, we would expect net interest income to decrease by approximately 8.0 million, or 5.7%, over the next 12 months, and a decrease in the economic value of equity of $92.6 million, or 17.1%. However, fluctuations in interest rates affect different classes of income-earning assets differently, and there can be no assurance as to the actual effect on our results of operations should such an increase or decrease occur.

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

Beginning March 2020, we were in a low interest rate environment. In March 2020, the target federal funds rate decreased 150 bps to a range of 0.00% to 0.25% and remained at that rate until March 2022, when the Federal Reserve began increasing the target federal funds rate. The Federal Reserve increased the target federal funds rate by 25 bps in March 2022; 50 bps in May 2022; 75 bps in each of June, July, September, and November 2022; and 50 bps in December 2022, resulting in a range of 4.25% to 4.50% as of December 31, 2022. The Federal Reserve then increased the target federal fund rate by 25 bps in each of February, March, May, and July 2023, resulting in a range of 5.25% to 5.50% as of December 31, 2023. The Federal Reserve then decreased the target federal fund rate by 50 bps in September 2024, and 25 bps in each of November and December 2024, resulting in a range of 4.25% to 4.50% as of December 31, 2024. The Federal Reserve then decreased the target federal fund rate by 25 bps in each of September, October, and December resulting in a range of 3.50% to 3.75% as of December 31, 2025. The Federal Reserve has been noncommittal on potential rate decisions for 2026.

Our yield on loans may decrease as a result of decreasing interest rates. Additionally, our deposits may face competitive pressures. Additionally, increasing rates to combat inflation may negatively impact the economies generally, which can impact loan activity. Increasing rates may also negatively impact the value of our investment securities portfolio.

A significant portion of our loan portfolio is secured by real estate, and events that negatively impact the real estate market could negatively impact our business.

A significant portion of our loan portfolio is secured by either residential or commercial real estate. As of December 31, 2025, we had approximately $993.6 million in residential real estate loans and $838.1 million in commercial real estate loans outstanding, representing approximately 37.1% and 31.3%, respectively, of our total loans outstanding on that date.

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

We are required by federal and state regulatory authorities to maintain adequate capital levels to support our operations. New regulations implementing minimum capital standards could require financial institutions to maintain higher minimum capital ratios and may place a greater emphasis on common equity as a component of “Tier 1 capital,” which consists generally of shareholders’ equity and qualifying preferred stock, less certain goodwill items and other intangible assets. In order to support our operations and comply with regulatory standards, we may need to raise capital in the future. Our ability to raise additional capital will depend on conditions in the capital markets at that time, which are outside of our control, and on our financial performance. Institutions that seek acquisitions are expected to maintain capital substantially above regulatory minimums. Accordingly, we cannot assure you of our ability to raise additional capital, if needed, on favorable terms. The capital and credit markets have experienced significant volatility in recent years. In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers’ underlying financial strength. If we cannot raise additional capital when needed, our financial condition and results of operations may be adversely affected, and we could be subject to regulatory enforcement action, including receivership. Furthermore, our issuance of additional shares of our common stock could dilute the economic ownership interest of our stockholders.

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

The Bank Secrecy Act, the USA PATRIOT Act of 2001, and other laws and regulations require financial institutions, among other duties, to institute and maintain an effective anti-money laundering program and file suspicious activity and currency transaction reports when appropriate. In addition to other bank regulatory agencies, the federal Financial Crimes Enforcement Network of the Department of the Treasury is authorized to impose significant civil money penalties for violations of those requirements and has recently engaged in coordinated enforcement efforts with the state and federal banking regulators, as well as the U.S. Department of Justice, Consumer Financial Protection Bureau, Drug Enforcement Administration, and Internal Revenue Service. We are also subject to increased scrutiny of compliance with the rules enforced by the Office of Foreign Assets Control of the Department of the Treasury regarding, among other things, the prohibition of transacting business with, and the need to freeze assets of, certain persons and organizations identified as a threat to the national security, foreign policy, or economy of the United States. If we are deemed deficient in these areas, we could be subject to fines and regulatory actions, which may include restrictions on our ability to pay dividends and the necessity to obtain regulatory approvals to proceed with certain aspects of our business plan, including our acquisition plans. Failure to maintain and implement adequate programs to combat money laundering and terrorist financing could also have serious reputational consequences for us as well as a material adverse effect on our business, financial condition, results of operations, and future prospects.

See Item 1., "Supervision and Regulation - USA Patriot Act" above.

Risks Related to Our Common Stock

An active, liquid market for common stock may not develop or be sustained, which may impair your ability to sell your shares.

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
•
regulatory developments; and
•
other news, announcements, or disclosures (whether by us or others) related to us, our competitors, our core markets, or the bank and non-bank financial service industries.

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

Dramatic declines in the housing market during the last significant economic downturn, along with increasing foreclosures and unemployment, resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities and major commercial and investment banks. These write-downs, initially of mortgage-backed securities but spreading to credit default swaps and other derivative securities, caused many financial institutions to seek additional capital, to merge with larger and stronger institutions, and, in some cases, to fail. This market turmoil and tightening of credit led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility, and widespread reduction of business activity generally. Although conditions have improved, a return of these trends could have a material adverse effect on our business and operations. Negative market developments may affect consumer confidence levels and may cause adverse changes in payment patterns, causing increases in delinquencies and default rates, which may impact our charge-offs and provisions for loan and credit losses. Economic deterioration that affects household and/or corporate incomes could also result in reduced demand for credit or our fee-based products and services.

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

Our allowance for estimated credit losses may not be adequate to cover actual credit losses, which may require us to take a charge to earnings and adversely impact our financial condition and results of operations.

We maintain an allowance for estimated credit losses that we believe is adequate to absorb any probable losses in our loan portfolio. Management determines the amount of the allowance based upon an analysis of general market conditions, credit quality of our loan portfolio and performance of our customers relative to their financial obligations with us. We periodically evaluate the loan portfolio for risk grading, which can result in changes in our allowance. The amount of future losses is affected by changes in economic, operating, and other conditions, including changes in interest rates, which may be beyond our control, and such losses may exceed the allowance for estimated credit losses. Although we believe that our allowance for estimated credit losses is adequate to absorb any probable losses on existing loans that may become uncollectible, there can be no assurance that the allowance will prove sufficient to cover actual credit losses in the future. If actual losses exceed the estimate, the excess losses could adversely affect our net income and capital. Such excess could also lead to larger allowances for credit losses in future periods, which could in turn adversely affect new income and capital in those periods. If economic conditions differ substantially from the assumptions used in the estimate, or if the performance of our loan portfolio deteriorates, future losses may occur, and increases in the allowance may be necessary, either of which would have a negative effect on our financial condition and results of operations.

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

Fintech developments, such as bitcoin or other types of cryptocurrency and the development of alternative payment systems, such as Venmo and PayPal, have the potential to disrupt the financial services industry.

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

The Board of Directors receives cybersecurity status updates, training and is encouraged to make cybersecurity a standing priority in board discussions. Frequency of these cybersecurity updates are driven by the events in the world, cyber threats, and alerts received by the Bank’s ISO, Management, or Technology Administrator.

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

• Coordinating and enforcing the education and training of new and existing employees on Network and Physical Security Policies as outlined in the Information Systems Security Policy.

• Management of all detection systems directly connected to the Internet/network and subjected to on-going review of generated reports and risk assessments performed by independent auditors and vulnerability identification software.

• Management of the audit function, which will periodically review the information security policies, standards, and procedures to ensure the adequacy of information system controls and compliance.

• Business continuity development of policy and testing.

• Provide reports to the IT Committee, Senior Management, and the Board of Directors, as needed or required, concerning the Bank's security posture.

• Oversight and management of technology vendors and suppliers.

Security Competencies

The Information Security Program oversees a program of security competencies and tools designed to protect the confidentiality, integrity, and availability of our data. This level of competency is attained through regulatory examination, scheduled audits, internal risk assessments, security scanning of assets, and annual testing. We participate in annual programs including the Cybersecurity Assessment Program utilizing the National Institute of Technology's (NIST) framework to better understand, assess, prioritize, and communicate our cybersecurity efforts and preparedness. This process is overseen by our IT Committee and presented to the Board of Directors.

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

Security Awareness and Education

The Bank provides annual, mandatory, onsite and online training for personnel regarding security awareness to equip personnel with the understanding of how to properly use and protect the computing resources entrusted to them, and to communicate the Bank’s information security policies, standards, processes, and practices. Staff IT training process is monitored, tracked and reported to the IT Committee and Board of Directors. The Bank also implemented a program of staff phishing tests with staff response evaluated and reported to the IT Committee and the Board of Directors.

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

IT/Cybersecurity Strategic Planning

Information Technology Strategic planning is focused on the requirements set forth by the federal regulatory authorities' interagency guidelines mandated by Section 501 of the Gramm-Leach-Bliley Act of 1999 and Part 364, Appendix B of the FDIC Rules and Regulations. This Policy is designed to emphasize compliance with all information security requirements, including those detailed in the regulatory agency guidelines, which provide established standards for cybersecurity and the safeguarding of customer information.

Per interagency guidelines IT Strategic Plans are to support and be aligned with the Bank's Business Plan. Our plan addresses technology budgeting, technology updates, institution growth, cybersecurity, special projects, new services and future-proofing. The plan is reviewed annually by management and the board of directors.

Item 2. Properties.

Our headquarters and the main office of RB&T is located at 2611 Legends Drive, Prattville, Alabama 36066. Including the main office, RB&T operates eighteen branches with drive-through and/or ATM service.

The following table summarizes pertinent details of the Company’s main and banking offices as of December 31, 2025:

Office Address	Owned/Leased

2611 Legends Drive (Main Office)	Owned
Prattville, AL 36066

612 South Memorial Drive	Leased
Prattville, AL 36067

7075 Halcyon Park Drive	Leased
Montgomery, AL 36117

309 Maxwell Boulevard	Leased
Montgomery, AL 36104

10 Cambridge Drive	Owned
Wetumpka, AL 36092

3617 U.S. Highway 280	Owned
Alexander City, AL 35010

2394 East University Drive	Owned
Auburn, AL 36830

1804 Thomason Drive	Owned
Opelika, AL 36801

244 South 3rd Street Gadsden, AL 35901	Owned
3111 Alabama Highway 14 Millbrook, AL 36054	Owned
620 Second Avenue North Clanton, AL 35046	Owned

1301 US-98 Daphne, AL 36526	Owned

1479 West Main Street Dothan, AL 36302	Owned

3850 West Main Street Dothan, AL 36305	Owned

306 South Main Street Enterprise, AL 36330	Owned

254 Moulton Street East	Leased

Decatur, AL 35601
1192 South Donahue Drive Auburn, AL 36830	Owned

401 Holmes Avenue Huntsville, AL 35801	Leased

33 Shell Street, Suite 33 Saraland, AL 36571	Leased

1425 Montgomery Highway, Suite 151 Vestavia Hills, AL 35216	Leased

401 East Teneessee Street, Suite A Florence, AL 35630	Leased

118 North Royal Street, Suite 100 Mobile, AL 36602	Leased

110 South University Blvd Mobile, AL 36608	Owned

2427 University Blvd, Unit A	Leased
Tuscaloosa, AL 35401

495 Grand Blvd	Leased
Destin, FL 32550

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

PART II

Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for Our Common Stock

There is currently no established public trading market for shares of our common stock. However, our common stock is occasionally traded over-the-counter under the symbol RVRF. We do not make a market in our securities, nor do we attempt to negotiate prices for trades of such securities. When made, sales are normally undertaken in privately negotiated transactions, sometimes at prices of which we are unaware. As of March 4, 2026, there were approximately 1,316 registered holders of our common stock.

The last known privately negotiated trade of our common stock of which management is aware occurred on February 27, 2026 at a price of $44.00 per share. During the last year we are aware of privately negotiated trades of stock with prices ranging from $25.00 to $50.00 per share. The trades at the lower end of the range involved smaller numbers of shares that were traded over-the-counter on the pink sheets. The weighted average trade price for the year was $31.90. Over-the-counter quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily reflect actual transactions.

Recent Sales of Unregistered Securities

In 2025 and 2024, the Company sold 45,671 and 35,098 shares of its common stock for a cash total of approximately $1.45 million and $1.13 million, respectively, to its employee stock ownership plan. The Company relied upon exemptions from registration under SEC Rule 147A. No commissions were paid.

Purchases of Equity Securities by the Registrant and Affiliated Purchasers

We made repurchases of our common stock in 2025 for a total of 50,810 shares at an aggregate cash total of approximately $1.69 million. Prices per share ranged between $31.25 and $43.00. Shares repurchased were placed in treasury.

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

The dividends paid per share on common stock for 2025 and 2024 were $0.54 cents per share and $0.50 cents per share respectively.

Item 6. [Reserved]

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

All dollar amounts in the tables in this section are in thousands of dollars, except per share data or when specifically identified.

SUMMARY CONSOLIDATED DATA

	Years Ended December 31,
(Dollars in thousands, except per share information)	2025	2024
Summary of Operations:
Total interest income	$197,611	$170,113
Total interest expense	75,940	75,664
Net interest income	121,671	94,449
Provision for credit losses	7,244	5,787
Net interest income after provision for credit losses	114,427	88,662
Noninterest income	10,453	15,408
Noninterest expense	70,294	62,949
Income before income taxes	54,586	41,121
Income tax expense	12,481	9,804
Net income	42,105	31,317
Share and per common share data:
Basic net income per share	$5.43	$4.09
Diluted net income per share	$5.38	$4.05
Common equity per common share outstanding	$38.71	$30.43
Tangible common equity per common share outstanding	$35.05	$26.67
Dividends per common share	$0.54	$0.50
Actual common shares outstanding	7,745,983	7,628,192
Weighted average common shares outstanding	7,751,710	7,658,553
Diluted weighted average common shares outstanding	7,829,986	7,730,586
Balance Sheet Data:
Total assets	$3,787,385	$3,582,206
Securities	745,833	732,925
Loans, net of unearned income	2,713,516	2,486,822
Allowance for credit losses	36,011	32,088
Deposits	3,327,123	3,067,159
Securities sold under agreements to repurchase	-	22,664
Federal Home Loan Bank advances	100,000	205,000
Subordinated debentures, net of loan costs	39,633	39,563
Total stockholders’ equity	293,627	227,056
Average total assets	3,715,294	3,410,422
Average loans	2,590,122	2,348,776
Average interest earning assets	3,442,291	3,137,837
Average deposits	3,243,258	2,943,857
Average interest bearing deposits	2,580,375	2,294,527
Average interest bearing liabilities	2,770,859	2,529,605
Average total stockholders’ equity	263,037	214,566

SUMMARY CONSOLIDATED DATA (continued)

	Years Ended December 31,
	2025	2024
Selected Financial Ratios:
(ratios are annualized where applicable)
Return on average assets	1.13%	0.92%
Return on average equity	16.01%	14.60%
Average equity to average total assets	7.08%	6.29%
Dividend payout (1)	9.95%	12.24%
Efficiency ratio (2)	53.20%	57.30%
Net interest margin (3)	3.53%	3.01%
Net interest spread (4)	3.02%	2.45%
Capital Ratios:
Tier 1 leverage ratio (5)	8.97%	8.56%
Common equity tier 1 (CET1) risk-based capital (5)	12.58%	11.90%
Tier 1 risk-based capital (5)	12.58%	11.90%
Total risk-based capital (5)	13.83%	13.15%
Asset Quality Ratios:
(ratios are annualized where applicable)
Net charge-offs to average loans	0.13%	0.11%
Allowance to period end loans	1.33%	1.29%
Allowance for credit losses to non-performing loans	303.25%	376.58%
Non-performing assets to total assets	0.35%	0.24%
Other Data:
Banking locations	25	24
Full-time equivalent employees	377	344

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

Our Business

We are a bank holding company headquartered in Prattville, Alabama. We operate one subsidiary bank – River Bank and Trust (“RB&T” or the “Bank”). Through the Bank, we provide a broad array of financial services to businesses, business owners and professionals through twenty-three full-service banking offices, one loan production office in Alabama, and one loan production office in Florida.

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

Overview of 2025 Results

•
Our net income was $42.1 million in 2025, compared with $31.3 million in 2024. The largest contributing factors leading to the increase in net income and other highlights include the following: Average interest earning assets in 2025 were $3.44 billion compared to $3.14 billion in 2024, and the higher level of interest earning assets led to an increase in net interest income from $94.4 million in 2024 to $121.7 million in 2025. The increase in interest earning assets was also accompanied by an increase in the net interest margin from 3.01% in 2024 to 3.53% in 2025.
•
Average loans outstanding in 2025 were $2.59 billion, approximately 10.28% higher than $2.35 billion in average loans outstanding in 2024. The higher average balance for total loans outstanding combined with the increase in loan yield from 6.29% in 2024 to 6.52% in 2025 was the primary reason for the increase of $27.5 million in interest income. Organic growth and entry into in new markets were reasons for the increase in average loans outstanding.
•
The effective yield on our loan portfolio increased from 6.29% in 2024 to 6.52% in 2025. The increase in the yield was mainly attributable to existing loans repricing at current rates combined with loan growth.
•
Average total investment securities in 2025 were $690.6 million compared to $661.6 million in 2024. Almost all cash flow generated from the investment portfolio in 2025 was reinvested back into the investment portfolio.
•
Average non-interest bearing deposits grew from $649.3 million in 2024 to $662.9 million in 2025. With declining deposit rates, customers were more apt to maintain funds in non-interest bearing deposit accounts.
•
Our higher net interest income was partially offset by higher operating expenses, which grew to $70.3 million in 2025 from $62.9 million in 2024. The increase in noninterest expense came from organic growth with most of the increase in salaries and employee benefits.
•
Our noninterest income decreased from $15.4 million in 2024 to $10.5 million in 2025. The decrease primarily resulted from an increase in losses on the sale of investments in 2025.

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

Allowance for Credit Losses

The allowance for credit losses represents management’s estimate of lifetime credit losses inherent in loans as of the balance sheet date. The allowance for credit losses is estimated by management using relevant available information, from both internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. The Bank measures expected credit losses for loans on a pooled basis when similar risk characteristics exist. Generally, collectively assessed loans are grouped by call report code and then risk grade grouping. Risk grade is grouped within each call report code by pass, watch, special mention, substandard, and doubtful. Other loan types are separated into their own cohorts due to specific risk characteristics for that pool of loans. Under different conditions or using different assumptions, the actual or estimated credit losses ultimately realized by RFC may be different than management’s estimates provided in our Consolidated Financial Statements included elsewhere in this Form 10-K. For a more complete discussion of the methodology employed to calculate the allowance for credit losses, see Note 1 to our Consolidated Financial Statements for the year ended December 31, 2025, which is included elsewhere in this document.

Comparison of Results of Operations for the years ended December 31, 2025 and 2024

The following is a narrative discussion and analysis of significant changes in our results of operations for the years ended December 31, 2025 and 2024.

Net Income

2025 vs. 2024

During the year ended December 31, 2025, our net income was $42.1 million, compared to $31.3 million for the year ended December 31, 2024, an increase of 34.45%. The primary reason for the increase in net income in 2025 compared to 2024 was an increase in net interest income from $94.4 million in 2024 to $121.7 million in 2025 for an increase of $27.2 million, or 28.82%. Our net interest margin increased from 3.01% in 2024 to 3.53% in 2025. Loans also increased as a percentage of total interest earning assets to 75.2% in 2025 compared to 74.9% in 2024.

Noninterest income decreased from $15.4 million in 2024 to $10.5 million in 2025, or 32.16%. The decrease resulted from an increase in losses on sales of investment securities and a decrease in Community Development Financial Institution award grants.

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

The following table shows, for the years 2025 and 2024, the average balance of each principal category of our assets and liabilities and the average yields on assets and average costs of liabilities. Such yields and costs are calculated by dividing income or expense by the average daily balances of the associated assets or liabilities.

AVERAGE BALANCE SHEETS & NET INTEREST INCOME

	Year Ended December 31, 2025			Year Ended December 31, 2024
	Average Balance	Interest Income/ Expense	Average Yield/Rate	Average Balance	Interest Income/ Expense	Average Yield/Rate
Interest earning assets
Loans	$2,590,122	$168,977	6.52%	$2,348,776	$147,710	6.29%
Mortgage loans held for sale	7,561	419	5.54%	6,605	332	5.03%
Investment securities:
Taxable securities	623,023	20,101	3.23%	602,875	14,540	2.41%
Tax-exempt securities	67,552	2,354	3.48%	58,764	1,791	3.05%
Interest bearing balances in other banks	130,743	5,561	4.25%	99,038	5,263	5.31%
Federal funds sold	23,290	978	4.20%	21,779	1,166	5.35%
Total interest earning assets	$3,442,291	$198,390	5.76%	$3,137,837	$170,802	5.44%
Interest bearing liabilities
Interest bearing transaction accounts	$794,519	$12,455	1.57%	$697,572	$11,584	1.66%
Savings and money market accounts	1,043,463	26,927	2.58%	958,493	27,082	2.83%
Time deposits	742,393	28,648	3.86%	638,462	27,367	4.29%
Securities sold under agreement to repurchase	5,130	172	3.35%	16,171	546	3.38%
Federal Home Loan Bank advances	145,753	6,068	4.16%	179,372	7,413	4.13%
Federal funds purchased	-	-	0.00%	5	1	20.00%
Subordinated debentures, net of loan costs	39,601	1,670	4.22%	39,530	1,671	4.23%
Total interest bearing liabilities	$2,770,859	$75,940	2.74%	$2,529,605	$75,664	2.99%
Noninterest-bearing funding of earning assets	671,432	-	0.00%	608,232	-	0.00%
Total cost of funding earning assets	$3,442,291	$75,940	2.21%	$3,137,837	$75,664	2.41%
Net interest rate spread			3.02%			2.45%
Net interest income/margin (taxable equivalent)		$122,450	3.55%		$95,138	3.03%
Tax equivalent adjustment		(779)			(689)
Net interest income/margin		$121,671	3.53%		$94,449	3.01%

Comparison of net interest income for the years ended December 31, 2025 and 2024

Net interest income increased $27.2 million, or 28.82%, to $121.7 million for the year ended December 31, 2025, compared to $94.4 million for 2024. The increase was due to an increase in interest income of $27.5 million, resulting from higher levels of loan volume and loan yields. The increase in interest income was primarily due to a 10.28% increase in average loans outstanding during 2025 compared to 2024 combined with an increase in loan yields from 6.29% in 2024 to 6.52% in 2025. The resulting net interest margin increased to 3.53% for 2025 from 3.01% for 2024. During 2025, interest bearing liabilities averaged $2.77 million, compared to $2.53 million during 2024, an increase of $241.3 million, or 9.54%. The average cost of funds also decreased from 2.99% in 2024 to 2.74% in 2025.

Interest-earning assets averaged $3.44 billion for 2025, compared to $3.14 billion for 2024, an increase of $304.5 million, or 9.70%. Average loans increased $241.3 million during 2025 to $2.59 billion from $2.35 billion in 2024. The mix of average earning assets also shifted from investment securities to loans. As a percentage of average total earning assets, average loans increased from 74.9% in 2024 to 75.2% in 2025. The yield on average interest-earning assets increased 32 basis points to 5.76% during 2025, compared to 5.44% for 2024. The yield on earning assets increased primarily due to loans repricing at current rates and organic loan growth. During 2025, loan yields increased 23 basis points to 6.52%, which was coupled with significant loan growth.

Interest-bearing liabilities averaged $2.77 billion for 2025, compared to $2.53 billion for 2024, an increase of $241.3 million. The increase in average volume occurred from organic growth. The average rate paid on interest-bearing liabilities was 2.74% for 2025, compared to 2.99% for 2024. During 2025, we benefited from falling interest rates and repriced time deposits at maturity at the lower current market rates, and we have also lowered rates on other deposit accounts to lower market rates where possible. The increase in total interest expense from $75.7 million in 2024 to $75.9 million in 2025 was mainly attributable to the increase in our average interest bearing deposits.

The following table reflects, for the years 2025 and 2024, the changes in our net interest income due to changes in the volume of earning assets and interest-bearing liabilities and the associated rates earned or paid on the assets and liabilities.

	Year Ended December 31, 2025 vs. Year Ended December 31, 2024
	Volume	Variance due to Yield/Rate	Total
Interest earning assets
Loans	$15,310	$5,957	$21,267
Mortgage loans held for sale	48	39	87
Investment securities:
Taxable securities	452	5,109	5,561
Tax-exempt securities	273	290	563
Interest bearing balances in other banks	1,684	(1,386)	298
Federal funds sold	80	(268)	(188)
Total interest earning assets	$17,847	$9,741	$27,588
Interest bearing liabilities
Interest bearing transaction accounts	$1,609	$(738)	$871
Savings and money market accounts	2,405	(2,560)	(155)
Time deposits	4,459	(3,178)	1,281
Securities sold under agreement to repurchase	(372)	(2)	(374)
Federal Home Loan Bank advances	(1,389)	44	(1,345)
Federal funds purchased	(1)	-	(1)
Subordinated debentures, net of loan costs	3	(4)	(1)
Total interest bearing liabilities	$6,714	$(6,438)	$276
Net interest income
Net interest income (taxable equivalent)	$11,133	$16,179	$27,312
Taxable equivalent adjustment	(88)	(2)	(90)
Net interest income	$11,045	$16,177	$27,222

Provision for Credit Losses

The provision for credit losses represents a charge to earnings necessary to establish an allowance for credit losses that, in management's evaluation, is adequate to provide coverage for all expected credit losses. During the year ended December 31, 2025, we recorded a provision for credit losses of $7.2 million compared to $5.8 million during the year ended December 31, 2024. The increase to the provision for credit losses resulted from the growth of our overall loan portfolio. Net loan charge-offs increased from $2.7 million in 2024 to $3.3 million in 2025. The allowance for credit losses is increased by a provision for credit losses, which is a charge to earnings, and is decreased by charge-offs and increased by loan recoveries.

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

The following table sets forth the principal components of noninterest income for the periods indicated.

	For the Year Ended December 31,
	2025	2024
Service charges and fees	$9,002	$8,359
Investment brokerage revenue	1,282	789
Mortgage operations	5,984	4,668
Bank owned life insurance income	1,692	1,500
Net losses on sales of investment securities	(10,111)	(2,815)
Community Development Financial Institution income	-	280
Other noninterest income	2,604	2,627
Total noninterest income	$10,453	$15,408

Noninterest income for the years ended December 31, 2025 and 2024 was $10.5 million and $15.4 million, respectively. The primary reason for the decrease in noninterest income was from the increase in losses on sales of investment securities and a decrease in Community Development Financial Institution award grants. Service charges and fees continued to be one of our largest sources of noninterest income in 2025 with $9.0 million compared to $8.4 million in 2024. These service charges and fees were primarily generated by checking and savings accounts. Our mortgage operations produced noninterest income in 2025 of $6.0 million compared to $4.7 million in 2024. The increase in mortgage operations revenue was due to higher demand than in previous years.

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

The following table presents the primary components of noninterest expense for the periods indicated.

	For the Years Ended December 31,
	2025	2024
Salaries and employee benefits	$43,127	$38,314
Occupancy expenses	4,335	3,977
Equipment rentals, depreciation, and maintenance	2,259	2,167
Telephone and communications	439	496
Advertising and business development	1,388	997
Data processing	4,432	4,227
Foreclosed assets, net	83	285
Federal deposit insurance and other regulatory assessments	2,690	2,818
Legal and other professional services	2,336	1,401
Other operating expense	9,205	8,267
Total noninterest expense	$70,294	$62,949

Noninterest expense for the years ended December 31, 2025 and 2024 was $70.3 million and $62.9 million, respectively, an increase of $7.3 million, or 11.67%. The largest component of noninterest expense was salaries and employee benefits. Salaries and benefits increased approximately $4.8 million mainly due to annual raises and the addition of new employees.

Income Tax Provision

Income tax expense of $12.5 million and $9.8 million was recognized during the years ended December 31, 2025 and 2024, respectively. The increase in income tax expense during 2025 was mainly due to the increase in net income. The effective tax rate for the year 2025 was 22.9% compared to 23.8% for the year 2024. The effective tax rates are affected by items of income and expense that are not subject to federal and state taxation.

Comparison of Balance Sheets at December 31, 2025 and 2024

Overview

Our total assets increased $205.2 million, or 5.73%, from $3.58 billion at December 31, 2024, to $3.79 billion at December 31, 2025. Net loans increased by $222.8 million during 2025 and investment securities increased $12.9 million in 2025. Cash and cash equivalents decreased by $57.2 million during 2025.

Deposits at December 31, 2025 totaled $3.33 billion, an increase of $260.0 million as compared to December 31, 2024. Noninterest-bearing deposits increased $12.4 million in 2025 and interest-bearing deposits increased $247.6 million. Our deposits increased during 2025 from organic deposit growth.

Loans

Loans are our largest category of earning assets and typically provide higher yields than other types of earning assets. Associated with the higher loan yields are the inherent credit and liquidity risks that we attempt to control and counterbalance. Total loans averaged $2.59 billion during the year ended December 31, 2025, or 75.2% of average earning assets, as compared to $2.35 billion or 74.9% of average earning assets, for the year ended December 31, 2024. At December 31, 2025, total loans, net of unearned income, were $2.7 billion, compared to $2.5 billion at December 31, 2024, an increase of $226.7 million, or 9.1%.

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

The table below provides a summary of the loan portfolio composition as of the periods indicated.

COMPOSITION OF LOAN PORTFOLIO

	December 31, 2025		December 31, 2024
	Amount	% of Total	Amount	% of Total
Residential real estate:
Closed-end 1-4 family - first lien	$921,918	34.4%	$869,415	35.4%
Closed-end 1-4 family - junior lien	18,392	0.7%	14,145	0.6%
Multi-family	53,305	2.0%	19,651	0.8%
Total residential real estate	993,615	37.1%	903,211	36.8%
Commercial real estate:
Nonfarm nonresidential	755,947	28.2%	637,589	26.0%
Farmland	82,158	3.1%	75,184	3.1%
Total commercial real estate	838,105	31.3%	712,773	29.1%
Construction and land development:
Residential	117,926	4.4%	101,986	4.2%
Other	134,602	5.0%	190,955	7.8%
Total construction and land development	252,528	9.4%	292,941	12.0%
Home equity lines of credit	157,914	5.9%	124,064	5.1%
Commercial loans:
Other commercial loans	320,162	12.0%	291,762	11.9%
Agricultural	81,051	3.0%	76,348	3.1%
State, county, and municipal loans	26,130	0.9%	33,847	1.2%
Total commercial loans	427,343	15.9%	401,957	16.2%
Consumer loans	52,686	2.0%	60,522	2.5%
Total gross loans	2,722,191	101.6%	2,495,468	101.7%
Allowance for credit losses	(36,011)	-1.3%	(32,088)	-1.3%
Net discounts	(4)	0.0%	(13)	0.0%
Net deferred loan fees	(8,671)	-0.3%	(8,633)	-0.4%
Net loans	$2,677,505	100.0%	$2,454,734	100.0%

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

The principal component of our loan portfolio is real estate mortgage loans on residential and commercial properties. At December 31, 2025, this category totaled $2.0 billion and represented 74.3% of the total loan portfolio, compared to $1.7 billion, or 71.0% of the total loan portfolio at year-end 2024. Residential real estate loans increased $90.4 million in 2025, or 10.0%, and commercial real estate loans increased $125.3 million, or 17.6%. Home equity lines of credit increased $33.9 million, or 27.3%.

Real estate construction loans totaled $252.5 million at December 31, 2025, a decrease of $40.4 million, or 13.8%, over $292.9 million at December 31, 2024. This loan type accounted for 9.4% and 12.0% of our total loan portfolio at December 31, 2025 and 2024, respectively.

Commercial and industrial loans totaled $427.3 million at December 31, 2025, compared to $402.0 million at December 31, 2024, an increase of $25.4 million, or 6.3% during 2025.

The repayment of loans is a source of additional liquidity for us. The following table sets forth our variable rate and fixed rate loans maturing within specific intervals at December 31, 2025.

LOAN MATURITY AND SENSITIVITY TO CHANGES IN INTEREST RATES

		Over one	Over five
	One year	year through	years through	Over fifteen
Variable Rate Loans:	or less	five years	fifteen years	years	Total
Residential real estate:
Closed-end 1-4 family - first lien	$16,016	$9,650	$7,368	$535,555	$568,589
Closed-end 1-4 family - junior lien	1,235	4,224	279	120	5,858
Multi-family	220	19,499	-	-	19,719
Total residential real estate	17,471	33,373	7,647	535,675	594,166
Commercial real estate:
Nonfarm nonresidential	16,041	54,532	7,032	8,500	86,105
Farmland	1,351	2,141	-	249	3,741
Total commercial real estate	17,392	56,673	7,032	8,749	89,846
Construction and land development:
Residential	33,664	4,443	305	24,739	63,151
Other	40,017	14,347	5,505	-	59,869
Total construction and land development	73,681	18,790	5,810	24,739	123,020
Home equity lines of credit	8,326	7,480	119,714	-	135,520
Commercial loans:
Other commercial loans	81,447	40,442	6,561	-	128,450
Agricultural	55,172	5,203	229	-	60,604
State, county, and municipal loans	-	-	-	-	-
Total commercial loans	136,619	45,645	6,790	-	189,054
Consumer loans	1,771	870	-	-	2,641
Total gross variable rate loans	$255,260	$162,831	$146,993	$569,163	$1,134,247

		Over one	Over five
	One year	year through	years through	Over fifteen
Fixed Rate Loans:	or less	five years	fifteen years	years	Total
Residential real estate:
Closed-end 1-4 family - first lien	$46,138	$162,487	$53,609	$91,095	$353,329
Closed-end 1-4 family - junior lien	918	10,529	798	289	12,534
Multi-family	651	26,324	3,205	3,406	33,586
Total residential real estate	47,707	199,340	57,612	94,790	399,449
Commercial real estate:
Nonfarm nonresidential	66,861	390,419	208,903	3,659	669,842
Farmland	17,362	47,202	13,790	63	78,417
Total commercial real estate	84,223	437,621	222,693	3,722	748,259
Construction and land development:
Residential	53,212	1,415	-	148	54,775
Other	21,565	40,501	12,430	237	74,733
Total construction and land development	74,777	41,916	12,430	385	129,508
Home equity lines of credit	679	789	19,821	1,105	22,394
Commercial loans:
Other commercial loans	29,114	126,012	36,586	-	191,712
Agricultural	4,392	14,090	1,965	-	20,447
State, county, and municipal loans	1,495	11,632	13,003	-	26,130
Total commercial loans	35,001	151,734	51,554	-	238,289
Consumer loans	5,839	25,627	18,058	521	50,045
Total fixed rate gross loans	$248,226	$857,027	$382,168	$100,523	$1,587,944

		Over one	Over five
	One year	year through	years through	Over fifteen
Total Loans:	or less	five years	fifteen years	years	Total
Residential real estate:
Closed-end 1-4 family - first lien	$62,154	$172,137	$60,977	$626,650	$921,918
Closed-end 1-4 family - junior lien	2,153	14,753	1,077	409	18,392
Multi-family	871	45,823	3,205	3,406	53,305
Total residential real estate	65,178	232,713	65,259	630,465	993,615
Commercial real estate:
Nonfarm nonresidential	82,902	444,951	215,935	12,159	755,947
Farmland	18,713	49,343	13,790	312	82,158
Total commercial real estate	101,615	494,294	229,725	12,471	838,105
Construction and land development:
Residential	86,876	5,858	305	24,887	117,926
Other	61,582	54,848	17,935	237	134,602
Total construction and land development	148,458	60,706	18,240	25,124	252,528
Home equity lines of credit	9,005	8,269	139,535	1,105	157,914
Commercial loans:
Other commercial loans	110,561	166,454	43,147	-	320,162
Agricultural	59,564	19,293	2,194	-	81,051
State, county, and municipal loans	1,495	11,632	13,003	-	26,130
Total commercial loans	171,620	197,379	58,344	-	427,343
Consumer loans	7,610	26,497	18,058	521	52,686
Total gross loans	$503,486	$1,019,858	$529,161	$669,686	$2,722,191

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

The following tables summarize the amortized cost and fair value of securities available-for-sale and held-to-maturity at December 31, 2025 and 2024.

INVESTMENT SECURITIES

	December 31, 2025		December 31, 2024
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Securities available for sale:
Residential mortgage-backed	$537,078	$503,210	$457,157	$398,742
U.S. treasury securities	15,053	14,774	90,508	84,664
U.S. govt. sponsored enterprises	3,389	3,138	49,354	45,536
State, county, and municipal	102,266	95,033	77,158	66,614
Corporate debt obligations	13,194	12,470	16,714	15,308
Totals	$670,980	$628,625	$690,891	$610,864

	December 31, 2025		December 31, 2024
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Securities held-to-maturity:
Residential mortgage-backed	$54,472	$45,009	$59,274	$46,488
State, county, and municipal	62,736	53,251	62,787	50,450
Totals	$117,208	$98,260	$122,061	$96,938

The following tables show the scheduled maturity and average yields of our securities at December 31, 2025.

INVESTMENT SECURITIES MATURITY DISTRIBUTION AND YIELDS

			After one year but		After five years but
	Within one year		within five years		within ten years		After ten years		Other securities
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Securities available for sale:
Residential mortgage-backed	$-	---%	$-	---%	$-	---%	$-	---%	$503,210	3.63%
U.S. treasury securities	14,774	0.83%	-	---%	-	---%	-	---%	-	---%
U.S. govt. sponsored enterprises	-	---%	2,733	2.20%	405	2.18%	-	---%	-	---%
State, county, and municipal	-	---%	958	2.21%	11,966	2.59%	82,109	3.65%	-	---%
Corporate debt obligations	-	---%	2,460	4.74%	10,010	4.11%	-	---%	-	---%
Totals	$14,774	0.83%	$6,151	3.22%	$22,381	3.26%	$82,109	3.65%	$503,210	3.63%

			After one year but		After five years but
	Within one year		within five years		within ten years		After ten years		Other securities
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Securities held-to-maturity:
Residential mortgage-backed	$-	---%	$-	---%	$-	---%	$-	---%	$54,472	1.53%
State, county, and municipal	-	---%	-	---%	37,220	2.26%	25,516	2.41%	-	---%
Totals	$-	---%	$-	---%	$37,220	2.26%	$25,516	2.41%	$54,472	1.53%

We invest primarily in mortgage-backed securities, municipal securities, and obligations of government-sponsored entities and agencies of the United States, though we may in some situations also invest in direct obligations of the United States or obligations guaranteed as to the principal and interest by the United States. All of our mortgage-backed securities are residential securities issued by the Federal National Mortgage Association (FNMA) and the Federal Home Loan Mortgage Corporation (FHLMC). During both 2024 and 2025, we used most of our excess liquidity to fund loan growth.

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

The following table presents a summary of changes in the allowance for credit losses for the periods and dates indicated.

ALLOWANCE FOR CREDIT LOSSES

	Year Ended:
	December 31,	December 31,
Amounts in thousands, (except percentages)	2025	2024
Allowance for credit losses at beginning of period	$32,088	$28,991
Charge-offs:
Mortgage loans on real estate:
Residential	401	57
Commercial real estate	1,514	500
Construction and land development	-	29
Home equity lines of credit	-	50
Total mortgage loans on real estate	1,915	636
Commercial	1,643	2,660
Consumer	198	136
Total charge-offs	3,756	3,432
Recoveries:
Mortgage loans on real estate:
Residential	44	2
Commercial real estate	10	143
Construction and land development	-	-
Home equity lines of credit	9	-
Total mortgage loans on real estate	63	145
Commercial	315	578
Consumer	57	19
Total recoveries	435	742
Net charge-offs	3,321	2,690
Provision for credit losses	7,244	5,787
Allowance for credit losses at end of period	$36,011	$32,088
Total loans outstanding, net of deferred loan fees and discounts	$2,713,516	$2,486,822
Average loans outstanding, net of deferred loan fees	$2,590,122	$2,348,776
Allowance for credit losses to period end loans	1.33%	1.29%
Net charge-offs to average loans (annualized)	0.13%	0.11%

Overall, asset quality indicators have continued to be strong, and, as a result, provision expense has been minimal for the Bank’s loan portfolio. During the years ended December 31, 2025 and 2024, we recorded provision expense of $7.2 million and $5.8 million, respectively.

Allocation of Our Allowance for Credit Losses

While no portion of our allowance for credit losses is in any way restricted to any individual loan or group of loans and the entire allowance is available to absorb losses from any and all loans, the following table represents management’s allocation of our allowance for credit losses to specific loan categories for the periods indicated.

ALLOCATION OF ALLOWANCE FOR CREDIT LOSSES

	As of December 31,
	2025		2024
	Amount	Percent of Allowance in each Category to Total Allowance	Amount	Percent of Allowance in each Category to Total Allowance
Residential real estate	$8,635	23.9%	$7,690	24.0%
Commercial real estate	12,138	33.7%	10,629	33.1%
Construction and land development	3,599	10.0%	4,299	13.4%
Home equity lines of credit	2,443	6.8%	1,887	5.9%
Commercial	8,700	24.2%	7,072	22.0%
Consumer	496	1.4%	511	1.6%
Total	$36,011	100.0%	$32,088	100.0%

Nonperforming Assets

The following table presents our nonperforming assets for the dates indicated.

NONPERFORMING ASSETS

	December 31,
	2025	2024
Nonaccrual loans	$10,644	$8,513
Accruing loans past due 90 days or more	1,231	8
Total nonperforming loans	11,875	8,521
Foreclosed assets	1,537	130
Total nonperforming assets	$13,412	$8,651
Allowance for credit losses to period end loans	1.33%	1.29%
Allowance for credit losses to period end nonperforming loans	303.25%	376.58%
Net charge-offs to average loans (annualized)	0.13%	0.11%
Nonperforming assets to period end loans and foreclosed property	0.49%	0.35%
Nonperforming loans to period end loans	0.44%	0.34%
Nonperforming assets to total assets	0.35%	0.24%
Period end loans	2,713,516	2,486,822
Period end total assets	3,787,385	3,582,206
Allowance for credit losses	36,011	32,088
Average loans for the period	2,590,122	2,348,776
Net charge-offs for the period	3,321	2,690
Period end loans plus foreclosed property	2,715,053	2,486,952

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

Total nonperforming assets increased $4.8 million to $13.4 million at December 31, 2025, from $8.7 million at December 31, 2024. Total nonperforming assets as a percentage of total assets increased from 0.24% at December 31, 2024 to 0.35% at December 31, 2025. Improving asset quality has been and will continue to be a primary focus of management.

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

The following table details the composition of our deposit portfolio as of the dates indicated.

COMPOSITION OF DEPOSITS

	December 31, 2025		December 31, 2024
		Percent of		Percent of
	Amount	Total	Amount	Total
Demand deposits, noninterest-bearing	$666,615	20.0%	$654,229	21.3%
Demand deposits, interest-bearing	830,412	25.0%	752,280	24.5%
Money market accounts	912,537	27.4%	856,124	27.9%
Savings deposits	117,236	3.5%	106,269	3.5%
Time certificates of $250,000 or more	454,244	13.7%	390,906	12.7%
Other time certificates	346,079	10.4%	307,351	10.1%
Totals	$3,327,123	100.0%	$3,067,159	100.0%

Total deposits were $3.33 billion at December 31, 2025, an increase of $260.0 million, or 8.5%, from $3.07 billion at December 31, 2024. Noninterest-bearing demand deposits and interest-bearing demand deposits increased a combined total of $90.5 million, or 6.4% from December 31, 2024 to December 31, 2025. These two categories of deposits are our least expensive source of funding for interest-earning assets. The high interest rate environment has caused customers to shift from noninterest-bearing demand deposits to money market accounts and time deposits.

The following table details the maturities of our time deposits which consist entirely of certificates of deposit.

MATURITIES OF CERTIFICATES OF DEPOSIT

		CDs	CDs
		$250	Less Than
	All CDs	or more	$250
Three months or less	$322,293	$168,141	$154,152
Greater than three months through six months	208,363	107,901	100,462
Greater than six months through one year	222,782	155,597	67,185
Greater than one year through three years	43,232	22,257	20,975
Greater than three years	3,653	348	3,305
Total	$800,323	$454,244	$346,079

Other Funding Sources

We supplement our deposit funding with wholesale funding when needed for balance sheet planning or when the terms are attractive and will not disrupt our offering rates in our markets. A source that we have used for wholesale funding is the Federal Home Loan Bank of Atlanta (FHLB). At December 31, 2025 and 2024, the Bank had $100 million and $205 million of borrowings outstanding with FHLB, respectively. Another source that we have used for wholesale funding is the Federal Reserve Bank discount window. There were no borrowings outstanding with the Federal Reserve Bank discount window as of December 31, 2025 and 2024.

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

Cash and cash equivalents at December 31, 2025 and 2024 were $128.5 million and $185.7 million, respectively. Based on the recorded cash and cash equivalents, our liquidity resources were sufficient at December 31, 2025 to fund loans and meet other cash needs as necessary.

Contractual Obligations

While our liquidity monitoring and management considers both present and future demands for and sources of liquidity, the following table of contractual commitments focuses only on future obligations.

		Due after 1	Due after 3
	Due in 1	through	through	Due after
	year or less	3 years	5 years	5 years	Total
Federal Home Loan Bank advances	$-	$40,000	$-	$60,000	$100,000
Certificates of deposit of less than $250,000	321,799	20,975	3,305	-	346,079
Certificates of deposit of $250,000 or more	431,639	22,257	348	-	454,244
Subordinated debentures	-	-	-	40,000	40,000
Operating leases	1,055	1,952	1,733	4,657	9,397
Total contractual obligations	$754,493	$85,184	$5,386	$104,657	$949,720

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

Our off-balance sheet arrangements are summarized in the following table for the periods indicated.

CREDIT EXTENSION COMMITMENTS

	December 31, 2025	December 31, 2024
Commitments to extend credit	$450,991	$442,506
Stand-by and performance letters of credit	8,786	10,060
Total	$459,777	$452,566

Capital Resources

Total stockholders’ equity at December 31, 2025 was $293.6 million, or 7.8% of total assets. At December 31, 2024, total stockholders’ equity was $227.1 million, or 6.3% of total assets. The increase in shareholders’ equity for 2025 was mainly attributable to net income of $42.1 million and decrease in accumulated other comprehensive loss of $28.4 million.

The bank regulatory agencies have established risk-based capital requirements for banks. These guidelines are intended to provide an additional measure of a bank’s capital adequacy by assigning weighted levels of risk to asset categories. Banks are also required to systematically maintain capital against “off-balance sheet” activities such as loans sold with recourse, loan commitments, guarantees, and standby letters of credit. These guidelines are intended to strengthen the quality of capital by increasing the emphasis on common equity and restricting the amount of credit loss reserves and other forms of equity, such as preferred stock, that may be included in capital. Certain items, such as goodwill and other intangible assets, are deducted from total capital in arriving at the various regulatory capital measures such as Tier 1 capital and total risk-based capital. Our objective is to maintain the Bank’s current status as a “well-capitalized institution,” as that term is defined by the Bank’s regulators. As of December 31, 2025, RB&T was “well-capitalized” under the regulatory framework for prompt corrective action.

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

The following tables present the Bank’s and the Company's capital amounts and ratios at December 31, 2025 and 2024 with the required minimum levels for capital adequacy purposes including the phase in of the capital conservation buffer under Basel III and minimum levels to be well capitalized (as defined) under the regulatory prompt corrective action regulations.

CAPITAL ADEQUACY ANALYSIS

As of December 31, 2025:	Actual		Required For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Regulations (1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
River Financial Corporation:
Total Capital (To Risk-Weighted Assets)	$378,693	13.848%	$287,146	>= 10.500%	N/A	N/A
Common Equity Tier 1 Capital (To Risk- weighted Assets)	304,853	11.148%	191,430	>= 7.000%	N/A	N/A
Tier 1 Capital (To Risk-Weighted Assets)	304,853	11.148%	232,441	>= 8.500%	N/A	N/A
Tier 1 Capital (To Average Assets)	304,853	7.945%	153,489	>= 4.000%	N/A	N/A

River Bank:
Total Capital (To Risk-Weighted Assets)	$378,261	13.832%	$287,146	>= 10.500%	$273,472	>= 10.000%
Common Equity Tier 1 Capital (To Risk- weighted Assets)	344,054	12.581%	191,431	>= 7.000%	177,758	>= 6.500%
Tier 1 Capital (To Risk-Weighted Assets)	344,054	12.581%	232,452	>= 8.500%	218,779	>= 8.000%
Tier 1 Capital (To Average Assets)	344,054	8.966%	153,488	>= 4.000%	191,860	>= 5.000%
(1) the prompt corrective action provisions are applicable at the Bank level only.

As of December 31, 2024:	Actual		Required For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
River Financial Corporation:
Total Capital (To Risk-Weighted Assets)	$336,746	13.197%	$267,929	>= 10.500%	N/A	N/A
Common Equity Tier 1 Capital (To Risk- weighted Assets)	265,298	10.397%	178,619	>= 7.000%	N/A	N/A
Tier 1 Capital (To Risk-Weighted Assets)	265,298	10.397%	216,895	>= 8.500%	N/A	N/A
Tier 1 Capital (To Average Assets)	265,298	7.482%	141,838	>= 4.000%	N/A	N/A

River Bank:
Total Capital (To Risk-Weighted Assets)	$335,441	13.152%	$267,802	>= 10.500%	$255,049	>= 10.00%
Common Equity Tier 1 Capital (To Risk- weighted Assets)	303,556	11.902%	178,540	>= 7.000%	165,787	>= 6.50%
Tier 1 Capital (To Risk-Weighted Assets)	303,556	11.902%	216,798	>= 8.500%	204,046	>= 8.00%
Tier 1 Capital (To Average Assets)	303,556	8.561%	141,839	>= 4.000%	177,298	>= 5.00%

The Bank’s and Company's Total Capital ratio and Tier 1 Capital (To Risk-weighted Assets) ratio increased from year-end 2024 to year-end 2025, and the ratios remain well above the levels for the Bank and Company to be deemed well-capitalized.

Banking regulations limit the amount of dividends that a bank may pay without approval of the regulatory authorities. These restrictions are based on the bank’s level of regulatory classified assets, prior years’ net earnings and ratio of equity capital to assets. As of December 31, 2025, the maximum amount of dividend the Bank could declare payable to the Company was approximately $73.4 million.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

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

The following table illustrates our interest rate sensitivity at December 31, 2025, assuming that the relevant assets and liabilities are collected and paid, respectively, based upon historical experience rather than their stated maturities.

INTEREST SENSITIVITY ANALYSIS

	0-1 Mos	1-3 Mos	3-12 Mos	1-2 Yrs	2-3 Yrs	>3 Yrs	Total
Interest earning assets
Loans	$648,008	$149,022	$484,270	$414,328	$308,671	$709,217	$2,713,516
Securities	62,095	12,275	77,220	59,211	56,457	478,575	745,833
Certificates of deposit in banks	-	-	2,500	-	250	218	2,968
Interest bearing deposits in banks	89,295	-	-	-	-	-	89,295
Federal funds sold	10,000	-	-	-	-	-	10,000
Total interest earning assets	$809,398	$161,297	$563,990	$473,539	$365,378	$1,188,010	$3,561,612
Interest bearing liabilities
Interest bearing transaction accounts	$189,960	$14,470	$65,112	$86,815	$86,815	$387,240	$830,412
Savings and money market accounts	183,641	16,300	73,353	97,804	97,804	560,871	1,029,773
Time deposits	84,453	240,413	430,966	39,425	3,506	1,560	800,323
Securities sold under agreements to repurchase	-	-	-	-	-	-	-
Federal Home Loan Bank Advances	-	-	-	-	40,000	60,000	100,000
Subordinated debt, net of loan costs	-	-	-	-	-	39,633	39,633
Total interest bearing liabilities	$458,054	$271,183	$569,431	$224,044	$228,125	$1,049,304	$2,800,141
Interest sensitive gap
Period gap	$351,344	$(109,886)	$(5,441)	$249,495	$137,253	$138,706	$761,471
Cumulative gap	$351,344	$241,458	$236,017	$485,512	$622,765	$761,471
Cumulative gap - Rate Sensitive Assets/ Rate
Sensitive Liabilities	9.9%	6.8%	6.6%	13.6%	17.5%	21.4%

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

MARKET RISK

	Impact on net interest income
	As of December 31, 2025	As of December 31, 2024
Change in prevailing rates:
+ 400 basis points	(8.32)%	(12.99)%
+ 300 basis points	(5.75)%	(9.20)%
+ 200 basis points	(3.35)%	(5.35)%
+ 100 basis points	(0.98)%	(1.62)%
+ 0 basis points	—	—
- 100 basis points	(2.49)%	(2.13)%
- 200 basis points	(2.87)%	(3.85)%
- 300 basis points	(2.59)%	(4.96)%
- 400 basis points	(1.89)%	(5.16)%

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

River Financial Corporation and Subsidiary

Prattville, Alabama

Opinion on Internal Control over Financial Reporting

We have audited River Financial Corporation and Subsidiary’s (the “Company”) internal control over financial reporting, as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the criteria established in Internal Control – Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of financial condition, and the related statements of income, comprehensive income, stockholders’ equity, and cash flows of the Company, and our report dated March 10, 2026 expressed an unmodified opinion.

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

March 10, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

River Financial Corporation and Subsidiary

Prattville, Alabama

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial condition of River Financial Corporation and Subsidiary (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the two-year period then ended, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 10, 2026, expressed an unqualified opinion.

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

Birmingham, Alabama

March 10, 2026

RIVER FINANCIAL CORPORATION

Consolidated Statements of Financial Condition

(in thousands except share data)

Assets	December 31, 2025	December 31, 2024
Cash and due from banks	$29,228	$35,257
Interest-bearing deposits in banks	89,295	83,487
Federal funds sold	10,000	67,000
Cash and cash equivalents	128,523	185,744
Certificates of deposit in banks	2,968	4,218
Securities held-to-maturity, at amortized cost (fair value of $98,260 and $96,938, respectively)	117,208	122,061
Securities available-for-sale (amortized cost of $670,980 and $690,891, respectively)	628,625	610,864
Loans held for sale	9,483	6,812
Loans, net of unearned income	2,713,516	2,486,822
Less allowance for credit losses	(36,011)	(32,088)
Net loans	2,677,505	2,454,734
Premises and equipment, net	50,816	45,658
Accrued interest receivable	17,473	15,965
Bank owned life insurance	54,121	49,791
Foreclosed assets	1,537	130
Deferred income taxes	22,648	30,802
Core deposit intangible	533	932
Goodwill	27,817	27,817
Restricted equity securities, at cost	7,882	12,651
Affordable housing tax credit investments	30,630	7,193
Other assets	9,616	6,834
Total assets	$3,787,385	$3,582,206
Liabilities and Stockholders' Equity
Noninterest-bearing deposits	$666,615	$654,229
Interest bearing deposits	2,660,508	2,412,930
Total deposits	3,327,123	3,067,159
Securities sold under agreements to repurchase	-	22,664
Federal Home Loan Bank advances	100,000	205,000
Subordinated debentures, net of loan costs	39,633	39,563
Accrued interest payable and other liabilities	20,769	15,665
Total liabilities	3,487,525	3,350,051
Common stock related to 401(k) Employee Stock Ownership Plan	6,233	5,099
Stockholders' Equity
Preferred stock ($0.01 par value; 1,000,000 shares authorized; no shares issued or outstanding)	-	-
Common stock ($1 par value; 15,000,000 shares authorized; 7,798,639 and 7,680,061 shares issued; 7,745,983 and 7,628,192 shares outstanding, respectively)	7,799	7,680
Additional paid-in capital	140,567	137,243
Retained earnings	189,731	151,817
Accumulated other comprehensive loss	(33,209)	(61,658)
Unvested restricted stock	(3,275)	(1,226)
Treasury stock at cost (52,656 and 51,869 shares, respectively)	(1,753)	(1,701)
Common stock related to 401(k) Employee Stock Ownership Plan	(6,233)	(5,099)
Total stockholders' equity	293,627	227,056
Total equity	299,860	232,155
Total liabilities and stockholders' equity	$3,787,385	$3,582,206

The accompanying notes are an integral part of these consolidated financial statements.

RIVER FINANCIAL CORPORATION

Consolidated Statements of Income

(in thousands except per share data)

	For the Years Ended
	December 31,
	2025	2024
Interest income:
Loans, including fees	$169,109	$147,728
Taxable securities	20,101	14,540
Tax-exempt securities	1,862	1,416
Federal funds sold	978	1,166
Other interest income	5,561	5,263
Total interest income	197,611	170,113
Interest expense:
Deposits	68,030	66,033
Securities sold under agreements to repurchase	172	546
Federal Home Loan Bank advances	6,068	7,413
Federal funds purchased	-	1
Subordinated debentures	1,670	1,671
Total interest expense	75,940	75,664
Net interest income	121,671	94,449
Provision for credit losses	7,244	5,787
Net interest income after provision for credit losses	114,427	88,662
Noninterest income:
Service charges and fees	9,002	8,359
Investment brokerage revenue	1,282	789
Mortgage operations	5,984	4,668
Bank owned life insurance income	1,692	1,500
Net losses on sales of investment securities	(10,111)	(2,815)
Community Development Financial Institution income	-	280
Other noninterest income	2,604	2,627
Total noninterest income	10,453	15,408
Noninterest expense:
Salaries and employee benefits	43,127	38,314
Occupancy expenses	4,335	3,977
Equipment rentals, depreciation, and maintenance	2,259	2,167
Telephone and communications	439	496
Advertising and business development	1,388	997
Data processing	4,432	4,227
Foreclosed assets, net	83	285
Federal deposit insurance and other regulatory assessments	2,690	2,818
Legal and other professional services	2,336	1,401
Other operating expense	9,205	8,267
Total noninterest expense	70,294	62,949
Income before income taxes	54,586	41,121
Provision for income taxes	12,481	9,804
Net income	$42,105	$31,317
Basic net earnings per common share	$5.43	$4.09
Diluted net earnings per common share	$5.38	$4.05

The accompanying notes are an integral part of these consolidated financial statements.

RIVER FINANCIAL CORPORATION

Consolidated Statements of Comprehensive Income

(in thousands)

	For the Years Ended
	December 31,
	2025	2024
Net income	$42,105	$31,317
Other comprehensive income, net of tax:
Investment securities available-for-sale:
Net unrealized gains	28,196	654
Income tax effect	(7,081)	(165)
Reclassification adjustments for net losses realized in net income	10,111	2,815
Income tax effect	(2,539)	(707)
Reclassification adjustment for accretion of unrealized holding losses included in accumulated other comprehensive loss from the transfer of securities from available-for-sale to held-to-maturity	(318)	(337)
Income tax effect	80	85
Other comprehensive income	28,449	2,345
Comprehensive income	$70,554	$33,662

The accompanying notes are an integral part of these consolidated financial statements.

RIVER FINANCIAL CORPORATION

Consolidated Statements of Changes in Stockholders' Equity

(in thousands except share and per share data)

	Common Stock	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Unvested Restricted Stock	Treasury Stock	Common Stock Related to ESOP	Total Stockholders' Equity
Balance at December 31, 2023	$7,670	$137,017	$124,333	$(64,003)	$(1,700)	$(496)	$(4,483)	$198,338
Net income	-	-	31,317	-	-	-	-	31,317
Other comprehensive income	-	-	-	2,345	-	-	-	2,345
Exercise of stock options and warrants (13,406 shares)	11	228	-	-	-	-	-	239
Purchase of treasury shares (77,374 shares)	-	-	-	-	-	(2,558)	-	(2,558)
Sale of treasury shares (39,963 shares)	-	(56)	-	-	-	1,353	-	1,297
Restricted stock grants forfeited (1,050 shares)	(1)	(32)	-	-	33	-	-	-
Dividends declared ($0.50 per share)	-	-	(3,833)	-	-	-	-	(3,833)
Stock compensation expense	-	86	-	-	441	-	-	527
Change for ESOP related shares	-	-	-	-	-	-	(616)	(616)
Balance at December 31, 2024	7,680	137,243	151,817	(61,658)	(1,226)	(1,701)	(5,099)	227,056
Net income	-	-	42,105	-	-	-	-	42,105
Other comprehensive income	-	-	-	28,449	-	-	-	28,449
Exercise of stock options and warrants (19,178 shares)	20	320	-	-	-	-	-	340
Common stock withheld in net settlement upon exercise of stock options (1,472 shares)	-	(22)	-	-	-	-	-	(22)
Purchase of treasury shares (50,810 shares)	-	-	-	-	-	(1,687)	-	(1,687)
Sale of treasury shares (50,023 shares)	-	(38)	-	-	-	1,635	-	1,597
Restricted stock grants, net of forfeiture (99,400 shares)	99	3,008	-	-	(3,107)	-	-	-
Dividends declared ($0.54 per share)	-	-	(4,191)	-	-	-	-	(4,191)
Stock compensation expense	-	56	-	-	1,058	-	-	1,114
Change for ESOP related shares	-	-	-	-	-	-	(1,134)	(1,134)
Balance at December 31, 2025	$7,799	$140,567	$189,731	$(33,209)	$(3,275)	$(1,753)	$(6,233)	$293,627

The accompanying notes are an integral part of these consolidated financial statements.

RIVER FINANCIAL CORPORATION

Consolidated Statements of Cash Flows

(in thousands)

	For the Years Ended December 31,
	2025	2024
Cash Flows From Operating Activities:
Net Income	$42,105	$31,317
Adjustments to reconcile net income to net cash from operating activities:
Provision for credit losses	7,244	5,787
Provision for losses on foreclosed assets	230	83
Amortization of securities	1,808	2,459
Accretion of securities	(1,391)	(548)
Accretion of acquired loans	(4)	(13)
Net losses on sales of investment securities	10,111	2,815
Accretion of deferred loan fees	(6,226)	(4,345)
Amortization of core deposit intangible	399	512
Amortization of debt issuance costs	70	71
Stock compensation expense	1,114	527
Bank owned life insurance income	(1,692)	(1,500)
Depreciation and amortization of premises and equipment	3,323	3,234
(Gain) loss on sales of foreclosed assets	(97)	36
Deferred income tax benefit	(1,384)	(1,688)
(Increase) decrease in operating assets and (decrease) increase in operating liabilities:
Loans held for sale	(2,671)	(2,217)
Accrued interest receivable	(1,508)	(1,874)
Other assets	(2,791)	1,333
Accrued interest payable and other liabilities	5,104	114
Net cash from operating activities	53,744	36,103
Cash Flows Used For Investing Activities:
Maturities of certificates of deposit in banks	1,250	-
Activity in securities available-for-sale:
Sales of securities available-for-sale	218,124	112,743
Maturities, payments, calls of securities available-for-sale	64,027	43,407
Purchases of securities available-for-sale	(272,579)	(147,654)
Activity in securities held-to-maturity:
Maturities, payments, calls of securities held-to-maturity	4,980	4,868
Loan principal originations, net	(226,346)	(246,215)
Proceeds from sales of foreclosed assets	1,014	907
Purchases of premises and equipment	(8,479)	(3,677)
Redemption of restricted equity securities, net	4,769	783
Affordable housing tax credit investments, net of amortization	(23,437)	628
Purchase of bank owned life insurance	(2,625)	(1,278)
Net cash used for investing activities	(239,302)	(235,488)
Cash Flows From Financing Activities:
Net increase in deposits	259,964	336,504
Net increase in securities sold under agreements to repurchase	(22,664)	5,933
Proceeds from Federal Home Loan Bank advances	-	105,000
Repayment of Federal Home Loan Bank advances	(105,000)	(130,000)
Proceeds from exercise of stock options	318	239
Purchase of treasury shares	(1,687)	(2,558)
Sale of treasury shares	1,597	1,297
Cash dividends	(4,191)	(3,833)
Net cash from financing activities	128,337	312,582
Net Change In Cash And Cash Equivalents	(57,221)	113,197
Cash and Cash Equivalents At Beginning Of Period	185,744	72,547
Cash and Cash Equivalents At End Of Period	$128,523	$185,744

Supplemental Disclosures Of Cash Flows Information:
Cash Payments For:
Interest paid to depositors	$67,873	$65,686
Interest paid on borrowings	$6,315	$8,016
Income taxes	$10,925	$8,470
Non-cash investing and financing activities:
Transfer of loans to foreclosed assets	$2,554	$1,064

The accompanying notes are an integral part of these consolidated financial statements

RIVER FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

(1) Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of River Financial Corporation (the “Company”) and its wholly-owned banking subsidiary, River Bank and Trust (“RB&T”, the “Bank”). All material intercompany balances and transactions have been eliminated in consolidation. The Bank provides a full range of commercial and consumer banking services primarily in the Montgomery, Alabama metropolitan area, Autauga, Baldwin, Chilton, Coffee, Elmore, Etowah, Houston, Jefferson, Lauderdale, Lee, Madison, Mobile, Morgan, Tallapoosa, and Tuscaloosa counties and surrounding counties in Alabama along with Okaloosa county in the Florida Panhandle. RB&T is primarily regulated by the Federal Deposit Insurance Corporation (FDIC) and the Alabama Banking Department. The Bank undergoes periodic examinations by these regulatory agencies. The Company is regulated by the Federal Reserve Bank (FRB) and is also subject to periodic examinations. All of the banking service operations are considered by management to be aggregated in one reportable operating segment.

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

Subsequent Events

The Company has evaluated subsequent events for recognition and disclosure through March 10, 2026, which is the date the financial statements were available to be issued.

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

The Company estimates and recognizes an allowance for credit losses for held-to-maturity (HTM) debt securities pursuant to Accounting Standards Codification (ASC) Topic 326 (ASC 326), Financial Instruments - Credit Losses on Financial Instruments. The Company has a zero loss expectation for its HTM securities portfolio, except for U.S. State and Municipal securities, and therefore it is not required to estimate an allowance for credit losses related to these securities. For HTM securities that do not have a zero loss expectation, the allowance for credit losses is based on the security’s amortized cost, excluding interest receivable, and represents the portion of the amortized cost that the Company does not expect to collect over the life of the security. The allowance for credit losses is determined using average industry credit ratings and historical loss experience, and is initially recognized upon acquisition of the securities, and subsequently remeasured on a recurring basis. The Company evaluates available for sale (AFS) debt securities that experienced a decline in fair value below amortized cost for credit impairment. In performing an assessment of whether any decline in fair value is due to a credit loss, the Company considers the extent to which the fair value is less than the amortized cost, changes in credit ratings, any adverse economic conditions, as well as all relevant information at the individual security level, such as credit deterioration of the issuer, explicit or implicit guarantees by the federal government or collateral underlying the security. If it is determined that the decline in fair value was due to credit losses, an allowance for credit losses is recorded, limited to the amount the fair value is less than the amortized cost basis. The non-credit related decrease in the fair value, such as a decline due to changes in market interest rates, is recorded in other comprehensive income, net of tax. The Company recognizes a credit impairment if the Company has the intent to sell the security, or it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost.

Accrued interest receivable is not included in securities balances and is presented in accrued interest receivable on the consolidated statements of financial condition. Interest receivable on securities was approximately $3.0 million and $2.6 million as of December 31, 2025 and 2024, respectively, and was excluded from the estimate of credit losses.

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

Mortgage Loans Held for Sale

Mortgage loans held for sale are carried at the lower of aggregate cost or estimated market value. Gains and losses on loans held for sale are included in the determination of income for the period in which the sales occur. At December 31, 2025 and 2024, the cost of loans held for sale approximates the market value.

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

In the event that collection of principal becomes uncertain, the Company has policies in place to reverse accrued interest in a timely manner. Therefore, the Company has made a policy election to exclude accrued interest from the measurement of the allowance for credit losses. Accrued interest on loans of $14.4 million and $13.2 million at December 31, 2025 and 2024, respectively, was included in accrued interest receivable and was excluded from the estimate of credit losses.

Management is instructed to review classified loans and loans past due over 60 days on a monthly basis to see if a loss is probable. Loans past due 120 days or more are to be automatically charged off unless the loan is fully secured or in the process of being repossessed or foreclosed. All repossessed chattel is to be charged off if not sold within 90 days of taking title or getting the chattel repaired, if necessary, whichever comes later. In all cases, loans are placed on nonaccrual or charged off at an earlier date if collection of principal or interest is considered doubtful.

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

Concentrations of Credit Risk

The Company originates primarily commercial, commercial real estate, residential real estate, and consumer loans to customers in its primary market areas in Alabama listed above. The ability of the majority of the Company’s customers to honor their contractual loan obligations is dependent on the economy in these areas. Approximately 82% percent of the Company’s loan portfolio is secured by real estate, of which the majority is secured by real estate in the Company’s market areas. The Company, according to regulatory restrictions, may not generally extend credit to any single borrower or group of related borrowers on a secured basis in excess of 20% of capital, as defined, or $76 million, or on an unsecured basis in excess of 10% of capital, as defined, or $38 million. However, the Company has established internal policies that may further limit the extension of credit to any single borrower or group of related borrowers depending on their credit worthiness.

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

Accumulated Other Comprehensive Loss

At December 31, 2025 and 2024, accumulated other comprehensive loss consisted of net unrealized losses on investment securities available-for-sale.

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

Net Earnings per Common Share

Basic earnings per common share are computed by dividing net income by the weighted-average number of shares of common stock outstanding during the year. Diluted earnings per common share are computed by dividing net income by the effect of the issuance of potential common shares that are dilutive and by the sum of the weighted-average number of shares of common stock outstanding. Anti-dilutive potential common shares are excluded from the diluted earnings per share computation. At December 31, 2025 and 2024, there were no antidilutive potential common shares.

The reconciliation of the components of basic and diluted earnings per share is as follows (amounts in thousands, except per share amounts):

	For the Year Ended December 31,
	2025	2024
Net income available to common shareholders	$42,105	$31,317
Weighted average common shares outstanding	7,751,710	7,658,553
Dilutive effect of stock options and restricted stock	78,276	72,033
Diluted common shares	7,829,986	7,730,586
Basic earnings per common share	$5.43	$4.09
Diluted earnings per common share	$5.38	$4.05

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

Recently Adopted Accounting Pronouncements

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

Recently Issued Accounting Pronouncements

In November 2024, the FASB issued ASU 2024-03, Reporting Comprehensive Income (Topic 220): Expense Disaggregation Disclosures. ASU 2024-03 requires disclosure, in the notes to the financial statements, of specified information about certain costs and expenses. The amendments require that at each interim and annual reporting period an entity disclose the following: amounts of purchases of inventory, employee compensation, depreciation, and intangible asset amortization. Additionally, the amendments of ASU 2024-03 require disclosure for the qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively as well as disclosure for the amount of selling expenses and the definition of selling expenses. The amendments of ASU 2024-03 are effective for annual periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The amendments of ASU 2024-03 should be applied prospectively to financial statements issued for reporting periods after the effective date of this update or retrospectively to any or all prior periods presented in the financial statements. The Company is currently evaluating the changes to disclosures required by ASU 2024-03; however, adoption of ASU 2024-03 is not expected to have a material impact to the Company's consolidated financial statements or results of operations.

In November 2025, the FASB issued ASU 2025-08, Financial Instruments - Credit Losses (Topic 236): Purchased Loans. ASU 2025-08 expands the population of acquired financial assets accounted for using the gross-up approach and aims to enhance comparability, consistency, and better reflect the economics of acquiring financial assets. The amendments of ASU 2025-08 are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods, with early adoption permitted in an interim or annual reporting period in which financial statements have not been issued or made available for issuance. The Company is currently evaluating the changes to disclosures required by ASU 2025-08; however, adoption of ASU 2025-08 is not expected to have a material impact to the Company's consolidated financial statements or results of operations.

(2) Reclassifications

Certain prior period amounts have been reclassified to conform to the presentation used in 2025. These reclassifications had no material effect on the operations, financial condition or cash flows of the Company.

(3) Investment Securities

The following tables summarize the amortized cost and fair value of securities available-for-sale and securities held-to-maturity and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive loss. Investment securities available-for-sale and held-to-maturity at December 31, 2025 and 2024 are as follows (amounts in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2025:
Securities available-for-sale:
Residential mortgage-backed	$537,078	$2,386	$(36,254)	$503,210
U.S. treasuries	15,053	-	(279)	14,774
U.S. govt. sponsored enterprises	3,389	-	(251)	3,138
State, county, and municipal	102,266	366	(7,599)	95,033
Corporate debt obligations	13,194	45	(769)	12,470
Totals	$670,980	$2,797	$(45,152)	$628,625

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2025:
Securities held-to-maturity:
Residential mortgage-backed	$54,472	$-	$(9,463)	$45,009
State, county, and municipal	62,736	-	(9,485)	53,251
Totals	$117,208	$-	$(18,948)	$98,260

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2024:
Securities available-for-sale:
Residential mortgage-backed	$457,157	$-	$(58,415)	$398,742
U.S. treasuries	90,508	-	(5,844)	84,664
U.S. govt. sponsored enterprises	49,354	-	(3,818)	45,536
State, county, and municipal	77,158	-	(10,544)	66,614
Corporate debt obligations	16,714	3	(1,409)	15,308
Totals	$690,891	$3	$(80,030)	$610,864

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2024:
Securities held-to-maturity:
Residential mortgage-backed	$59,274	$-	$(12,786)	$46,488
State, county, and municipal	62,787	-	(12,337)	50,450
Totals	$122,061	$-	$(25,123)	$96,938

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

The following tables summarize securities with unrealized and unrecognized losses at December 31, 2025 and 2024, aggregated by major security type and length of time in a continuous unrealized or unrecognized loss position (amounts in thousands):

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2025:
Securities available-for-sale:
Residential mortgage-backed	$112,311	$514	$263,681	$35,740	$375,992	$36,254
U.S. treasuries	-	-	14,774	279	14,774	279
U.S. govt. sponsored enterprises	-	-	3,138	251	3,138	251
State, county & municipal	11,656	204	61,847	7,395	73,503	7,599
Corporate debt obligations	-	-	9,455	769	9,455	769
Totals	$123,967	$718	$352,895	$44,434	$476,862	$45,152
December 31, 2024:
Securities available-for-sale:
Residential mortgage-backed	$87,690	$2,319	$307,788	$56,096	$395,478	$58,415
U.S. treasuries	-	-	84,664	5,844	84,664	5,844
U.S. govt. sponsored enterprises	-	-	45,536	3,818	45,536	3,818
State, county & municipal	9,075	296	57,539	10,248	66,614	10,544
Corporate debt obligations	455	7	12,886	1,402	13,341	1,409
Totals	$97,220	$2,622	$508,413	$77,408	$605,633	$80,030

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2025:
Securities held-to-maturity:
Residential mortgage-backed	$-	$-	$45,009	$9,463	$45,009	$9,463
State, county & municipal	873	131	47,033	9,354	47,906	9,485
Totals	$873	$131	$92,042	$18,817	$92,915	$18,948
December 31, 2024:
Securities held-to-maturity:
Residential mortgage-backed	$-	$-	$46,488	$12,786	$46,488	$12,786
State, county & municipal	-	-	45,105	12,337	45,105	12,337
Totals	$-	$-	$91,593	$25,123	$91,593	$25,123

As of December 31, 2025 and 2024, there were, respectively, 291 and 334 securities in unrealized loss positions. As of December 31, 2025, the Company did not have the intent to sell, nor was it more likely than not that we would be required to sell any of the securities in an unrealized loss position prior to recovery. As of December 31, 2025, the Company also determined that no individual securities in an unrealized loss position represented credit losses that would require an allowance for credit losses. The Company concluded that the unrealized losses were primarily attributable to increases in market interest rates since these securities were purchased and other market conditions. As a result, no allowance for credit losses was recorded on available-for-sale or held-to-maturity securities at December 31, 2025.

The proceeds and gross gains and gross losses from sales of securities available-for-sale for the years ended December 31, 2025 and 2024 are as follows (in thousands):

	Year ended December 31:
	2025	2024
Realized gains (losses) on sales of investment securities:
Gross gains	$263	$289
Gross losses	(10,374)	(3,104)
Net losses on sales of investment securities	$(10,111)	$(2,815)
Proceeds from sales of investment securities	$218,124	$112,743

At December 31, 2025 and 2024, securities with a carrying value of approximately $270.1 million and $320.3 million, respectively, were pledged to secure public deposits as required by law. At December 31, 2025, there were no securities pledged to secure repurchase agreements. At December 31, 2024, the carrying value of securities pledged to secure repurchase agreements was approximately $23.5 million.

The amortized cost and estimated fair value of debt securities at December 31, 2025 and 2024, by contractual maturity, are shown below (in thousands). Expected maturities will differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	December 31, 2025		December 31, 2024
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Securities available-for-sale
Less than 1 year	$15,053	$14,774	$-	$-
1 to 5 years	6,408	6,151	126,223	117,711
5 to 10 years	24,432	22,381	37,944	34,030
After 10 years	88,009	82,109	69,567	60,381
	133,902	125,415	233,734	212,122
Residential mortgage-backed securities	537,078	503,210	457,157	398,742
Totals	$670,980	$628,625	$690,891	$610,864

	December 31, 2025		December 31, 2024
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Securities held-to-maturity
5 to 10 years	$37,220	$32,175	$29,963	$24,466
After 10 years	25,516	21,076	32,824	25,984
	62,736	53,251	62,787	50,450
Residential mortgage-backed securities	54,472	45,009	59,274	46,488
Totals	$117,208	$98,260	$122,061	$96,938

At December 31, 2025 and 2024, there were no holdings of securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of shareholders’ equity.

(4) Loans

Major classifications of loans at December 31, 2025 and 2024 are summarized as follows (in thousands):

	December 31, 2025		December 31, 2024
	Amount	% of Total	Amount	% of Total
Residential real estate:
Closed-end 1-4 family - first lien	$921,918	34.4%	$869,415	35.4%
Closed-end 1-4 family - junior lien	18,392	0.7%	14,145	0.6%
Multi-family	53,305	2.0%	19,651	0.8%
Total residential real estate	993,615	37.1%	903,211	36.8%
Commercial real estate:
Nonfarm nonresidential	755,947	28.2%	637,589	26.0%
Farmland	82,158	3.1%	75,184	3.1%
Total commercial real estate	838,105	31.3%	712,773	29.1%
Construction and land development:
Residential	117,926	4.4%	101,986	4.2%
Other	134,602	5.0%	190,955	7.8%
Total construction and land development	252,528	9.4%	292,941	12.0%
Home equity lines of credit	157,914	5.9%	124,064	5.1%
Commercial loans:
Other commercial loans	320,162	12.0%	291,762	11.9%
Agricultural	81,051	3.0%	76,348	3.1%
State, county, and municipal loans	26,130	0.9%	33,847	1.2%
Total commercial loans	427,343	15.9%	401,957	16.2%
Consumer loans	52,686	2.0%	60,522	2.5%
Total gross loans	2,722,191	101.6%	2,495,468	101.7%
Allowance for credit losses	(36,011)	-1.3%	(32,088)	-1.3%
Net discounts	(4)	0.0%	(13)	0.0%
Net deferred loan fees	(8,671)	-0.3%	(8,633)	-0.4%
Net loans	$2,677,505	100.0%	$2,454,734	100.0%

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

The following tables present the activity in the allowance for credit losses by portfolio segment. It also includes the balance in the allowance for credit losses and the recorded investment in loans by portfolio segment and based on impairment method as of December 31, 2025 and 2024 (amounts in thousands).

	Real Estate Mortgage Loans
Allowance for Credit Losses	Residential	Commercial	Construction and Land Development	Home Equity Lines Of Credit	Commercial	Consumer	Total
Balance - December 31, 2024	$7,690	$10,629	$4,299	$1,887	$7,072	$511	$32,088
Provision for credit losses	1,302	3,013	(700)	547	2,956	126	7,244
Loan charge-offs	(401)	(1,514)	-	-	(1,643)	(198)	(3,756)
Loan recoveries	44	10	-	9	315	57	435
Balance - December 31, 2025	$8,635	$12,138	$3,599	$2,443	$8,700	$496	$36,011
Ending balance:
Individually evaluated	$45	$29	$13	$-	$724	$-	$811
Collectively evaluated	8,590	12,109	3,586	2,443	7,976	496	35,200
Total	$8,635	$12,138	$3,599	$2,443	$8,700	$496	$36,011

Loans:
Individually evaluated	$7,987	$2,657	$389	$1,333	$724	$-	$13,090
Collectively evaluated	985,628	835,448	252,139	156,581	426,619	52,686	2,709,101
Total	$993,615	$838,105	$252,528	$157,914	$427,343	$52,686	$2,722,191

	Real Estate Mortgage Loans
Allowance for Credit Losses	Residential	Commercial	Construction and Land Development	Home Equity Lines Of Credit	Commercial	Consumer	Total
Balance - December 31, 2023	$7,233	$10,530	$4,646	$1,078	$4,906	$598	$28,991
Provision for credit losses	512	456	(318)	859	4,248	30	5,787
Loan charge-offs	(57)	(500)	(29)	(50)	(2,660)	(136)	(3,432)
Loan recoveries	2	143	-	-	578	19	742
Balance - December 31, 2024	$7,690	$10,629	$4,299	$1,887	$7,072	$511	$32,088
Ending balance:
Individually evaluated	$-	$-	$-	$-	$74	$12	$86
Collectively evaluated	7,690	10,629	4,299	1,887	6,998	499	32,002
Total	$7,690	$10,629	$4,299	$1,887	$7,072	$511	$32,088
Loans:
Individually evaluated	$4,365	$4,422	$120	$143	$74	$12	$9,136
Collectively evaluated	898,846	708,351	292,821	123,921	401,883	60,510	2,486,332
Total	$903,211	$712,773	$292,941	$124,064	$401,957	$60,522	$2,495,468

The Company's unfunded lending commitments are unconditionally cancellable and therefore no allowance for credit losses has been recorded.

The following tables present the amortized cost basis of collateral dependent loans as of December 31, 2025 and 2024 by class of loans (amounts in thousands).

December 31, 2025						Allowance for
Collateral Dependent Loans	Real Estate	Equipment	Farm Land & Crops	Accounts Receivable	Total	Credit Losses
Mortgage loans on real estate:
Residential	$7,987	$-	$-	$-	$7,987	$45
Commercial real estate	2,273	-	384	-	2,657	29
Construction and land development	389	-	-	-	389	13
Total mortgage loans on real estate	10,649	-	384	-	11,033	87
Home equity lines of credit	1,333	-	-	-	1,333	-
Commercial loans	-	456	-	268	724	724
Consumer loans	-	-	-	-	-	-
Total Loans	$11,982	$456	$384	$268	$13,090	$811

December 31, 2024						Allowance for
Collateral Dependent Loans	Real Estate	Equipment	Vehicles	Raw Land	Total	Credit Losses
Mortgage loans on real estate:
Residential	$4,365	$-	$-	$-	$4,365	$-
Commercial real estate	4,422	-	-	-	4,422	-
Construction and land development	-	-	-	120	120	-
Total mortgage loans on real estate	8,787	-	-	120	8,907	-
Home equity lines of credit	143	-	-	-	143	-
Commercial loans	-	74	-	-	74	74
Consumer loans	-	-	12	-	12	12
Total Loans	$8,930	$74	$12	$120	$9,136	$86

The following tables present the aging of the recorded investment in past due loans and non-accrual loan balances as of December 31, 2025 and 2024 by class of loans (amounts in thousands).

	Accruing Loans
		30-89 Days	90+ Days	Nonaccrual	Nonaccrual
As of December 31, 2025	Current	Past Due	Past Due	With ACL	With No ACL	Total Loans
Mortgage loans on real estate:
Residential	$982,042	$5,176	$83	$160	$6,154	$993,615
Commercial real estate	834,699	683	1,108	146	1,469	838,105
Construction and land development	251,778	427	-	57	266	252,528
Total mortgage loans on real estate	2,068,519	6,286	1,191	363	7,889	2,084,248
Home equity lines of credit	155,489	782	-	-	1,643	157,914
Commercial loans	426,223	530	38	379	173	427,343
Consumer loans	52,015	472	2	-	197	52,686
Total Loans	$2,702,246	$8,070	$1,231	$742	$9,902	$2,722,191

	Accruing Loans
		30-89 Days	90+ Days	Nonaccrual	Nonaccrual
As of December 31, 2024	Current	Past Due	Past Due	With ACL	With No ACL	Total Loans
Mortgage loans on real estate:
Residential	$894,901	$4,807	$-	$28	$3,475	$903,211
Commercial real estate	708,418	-	-	-	4,355	712,773
Construction and land development	292,564	215	-	-	162	292,941
Total mortgage loans on real estate	1,895,883	5,022	-	28	7,992	1,908,925
Home equity lines of credit	123,402	323	-	-	339	124,064
Commercial loans	401,203	694	-	-	60	401,957
Consumer loans	59,948	472	8	12	82	60,522
Total Loans	$2,480,436	$6,511	$8	$40	$8,473	$2,495,468

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

The following tables present loan balances classified by credit quality indicator, loan type and based on year of origination as of December 31, 2025 and 2024 (amounts in thousands).

As of December 31, 2025	2025	2024	2023	2022	2021	Prior	Revolving Loans	Total
Residential real estate
Pass	$177,780	$111,050	$213,413	$292,315	$89,663	$76,033	$18,575	$978,829
Special Mention	621	608	2,115	1,301	136	1,116	70	5,967
Substandard	970	377	1,875	3,407	1,133	1,057	-	8,819
Doubtful	-	-	-	-	-	-	-	-
Total residential real estate	$179,371	$112,035	$217,403	$297,023	$90,932	$78,206	$18,645	$993,615
Current-period gross charge-offs	$326	$49	$26	$-	$-	$-	$-	$401
Commercial real estate
Pass	$187,648	$87,341	$96,135	$186,740	$81,481	$151,454	$26,334	$817,133
Special Mention	3,748	1,070	6,083	662	168	4,732	1,580	18,043
Substandard	-	224	2,142	-	50	513	-	2,929
Doubtful	-	-	-	-	-	-	-	-
Total commercial real estate	$191,396	$88,635	$104,360	$187,402	$81,699	$156,699	$27,914	$838,105
Current-period gross charge-offs	$-	$-	$-	$-	$1,514	$-	$-	$1,514
Construction and land development
Pass	$127,756	$55,482	$21,842	$17,114	$7,609	$4,086	$17,951	$251,840
Special Mention	-	-	200	53	-	24	-	277
Substandard	88	80	243	-	-	-	-	411
Doubtful	-	-	-	-	-	-	-	-
Total construction and land development	$127,844	$55,562	$22,285	$17,167	$7,609	$4,110	$17,951	$252,528
Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-
Home equity lines of credit
Pass	$-	$225	$637	$399	$-	$-	$154,438	$155,699
Special Mention	-	-	-	-	-	-	572	572
Substandard	-	-	-	-	-	-	1,643	1,643
Doubtful	-	-	-	-	-	-	-	-
Total home equity lines of credit	$-	$225	$637	$399	$-	$-	$156,653	$157,914
Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-
Commercial loans
Pass	$93,122	$61,164	$48,646	$36,239	$9,381	$21,404	$152,055	$422,011
Special Mention	208	29	34	80	18	3,732	191	4,292
Substandard	209	213	292	17	39	13	257	1,040
Doubtful	-	-	-	-	-	-	-	-
Total commercial loans	$93,539	$61,406	$48,972	$36,336	$9,438	$25,149	$152,503	$427,343
Current-period gross charge-offs	$-	$163	$458	$172	$-	$850	$-	$1,643
Consumer loans
Pass	$18,607	$10,612	$8,046	$5,958	$3,142	$3,362	$2,402	$52,129
Special Mention	117	44	9	96	-	-	7	273
Substandard	15	-	45	84	10	124	6	284
Doubtful	-	-	-	-	-	-	-	-
Total consumer loans	$18,739	$10,656	$8,100	$6,138	$3,152	$3,486	$2,415	$52,686
Current-period gross charge-offs	$5	$56	$49	$42	$17	$29	$-	$198
Total Loans
Pass	$604,913	$325,874	$388,719	$538,765	$191,276	$256,339	$371,755	$2,677,641
Special Mention	4,694	1,751	8,441	2,192	322	9,604	2,420	29,424
Substandard	1,282	894	4,597	3,508	1,232	1,707	1,906	15,126
Doubtful	-	-	-	-	-	-	-	-
Total loans	$610,889	$328,519	$401,757	$544,465	$192,830	$267,650	$376,081	$2,722,191
Current-period gross charge-offs	$331	$268	$533	$214	$1,531	$879	$-	$3,756

As of December 31, 2024	2024	2023	2022	2021	2020	Prior	Revolving Loans	Total
Residential real estate
Pass	$125,205	$232,810	$336,019	$104,333	$58,133	$31,615	$6,519	$894,634
Special Mention	688	1,328	1,047	202	9	119	-	3,393
Substandard	966	633	1,854	124	173	1,434	-	5,184
Doubtful	-	-	-	-	-	-	-	-
Total residential real estate	$126,859	$234,771	$338,920	$104,659	$58,315	$33,168	$6,519	$903,211
Current-period gross charge-offs	$-	$37	$20	$-	$-	$-	$-	$57
Commercial real estate
Pass	$81,063	$115,876	$208,002	$88,792	$90,081	$93,333	$23,009	$700,156
Special Mention	1,090	-	659	380	1,338	4,414	167	8,048
Substandard	106	474	-	3,320	211	458	-	4,569
Doubtful	-	-	-	-	-	-	-	-
Total commercial real estate	$82,259	$116,350	$208,661	$92,492	$91,630	$98,205	$23,176	$712,773
Current-period gross charge-offs	$2	$-	$-	$250	$-	$248	$-	$500
Construction and land development
Pass	$118,972	$94,782	$48,061	$10,155	$4,713	$2,505	$13,250	$292,438
Special Mention	-	207	103	-	-	29	-	339
Substandard	2	-	159	-	3	-	-	164
Doubtful	-	-	-	-	-	-	-	-
Total construction and land development	$118,974	$94,989	$48,323	$10,155	$4,716	$2,534	$13,250	$292,941
Current-period gross charge-offs	$-	$10	$19	$-	$-	$-	$-	$29
Home equity lines of credit
Pass	$230	$657	$450	$-	$585	$-	$121,299	$123,221
Special Mention	-	-	-	-	-	-	504	504
Substandard	-	-	-	-	-	-	339	339
Doubtful	-	-	-	-	-	-	-	-
Total home equity lines of credit	$230	$657	$450	$-	$585	$-	$122,142	$124,064
Current-period gross charge-offs	$-	$-	$-	$50	$-	$-	$-	$50
Commercial loans
Pass	$81,929	$76,343	$51,856	$17,510	$10,233	$9,994	$145,975	$393,840
Special Mention	-	49	3,141	39	14	3,896	841	7,980
Substandard	116	-	6	15	-	-	-	137
Doubtful	-	-	-	-	-	-	-	-
Total commercial loans	$82,045	$76,392	$55,003	$17,564	$10,247	$13,890	$146,816	$401,957
Current-period gross charge-offs	$-	$2,087	$203	$-	$104	$266	$-	$2,660
Consumer loans
Pass	$18,056	$13,293	$9,802	$5,283	$2,501	$6,978	$4,080	$59,993
Special Mention	50	28	33	110	79	-	22	322
Substandard	2	51	61	-	45	40	8	207
Doubtful	-	-	-	-	-	-	-	-
Total consumer loans	$18,108	$13,372	$9,896	$5,393	$2,625	$7,018	$4,110	$60,522
Current-period gross charge-offs	$30	$75	$21	$3	$7	$-	$-	$136
Total Loans
Pass	$425,455	$533,761	$654,190	$226,073	$166,246	$144,425	$314,132	$2,464,282
Special Mention	1,828	1,612	4,983	731	1,440	8,458	1,534	20,586
Substandard	1,192	1,158	2,080	3,459	432	1,932	347	10,600
Doubtful	-	-	-	-	-	-	-	-
Total loans	$428,475	$536,531	$661,253	$230,263	$168,118	$154,815	$316,013	$2,495,468
Current-period gross charge-offs	$32	$2,209	$263	$303	$111	$514	$-	$3,432

The Company offers modifications of loans to borrowers experiencing financial difficulty by providing principal forgiveness, interest rate reductions, term extensions, other than insignificant payment delays, or any combination of these. As of December 31, 2025 and 2024, the Company had financial difficulty modifications of approximately $1.5 million and $1.1 million, respectively.

(5) Premises and Equipment

Major classifications of premises and equipment as of December 31, 2025 and 2024 are summarized as follows (amounts in thousands):

	December 31,
	2025	2024
Land and improvements	$12,726	$12,477
Buildings and improvements	40,669	34,080
Leasehold improvements	2,815	2,815
Furniture, equipment, and vehicle	15,479	13,845
Total	71,689	63,217
Accumulated depreciation	(20,873)	(17,559)
Premises and equipment, net	$50,816	$45,658

Depreciation expense amounted to approximately $3.3 million in 2025 and $3.2 million in 2024.

(6) Foreclosed assets

Other real estate and certain other assets acquired in foreclosure are carried at the lower of the recorded investment in the loan or fair value less estimated costs to sell the property. There were no residential real estate foreclosures at December 31, 2025 and $100 thousand residential real estate foreclosures at December 31, 2024. An analysis of foreclosed properties for the years ended December 31, 2025 and 2024 follows (in thousands).

	Year ended December 31,
	2025	2024
Balance at beginning of year	$130	$92
Transfers from loans	2,554	1,064
Foreclosed property sold	(917)	(943)
Provision for losses on foreclosed assets	(230)	(83)
Balance at end of year	$1,537	$130

Expenses applicable to foreclosed assets for the years ended December 31, 2025 and 2024 include the following (amounts in thousands).

	Year ended December 31,
	2025	2024
Net (gain) loss on sales of foreclosed assets	$(97)	$36
Write-down of foreclosed property	230	83
Operating expenses, net of rental income	(50)	166
Total	$83	$285

(7) Deposits

The following table sets forth the major classifications of deposits at December 31, 2025 and 2024 (in thousands):

	December 31,
	2025	2024
Demand deposits, non-interest bearing	$666,615	$654,229
Demand deposits, interest bearing	830,412	752,280
Money market accounts	912,537	856,124
Savings deposits	117,236	106,269
Time certificates of $250,000 or more	454,244	390,906
Other time certificates	346,079	307,351
Totals	$3,327,123	$3,067,159

As of December 31, 2025, the scheduled maturities of certificates of deposit are as follows for CDs less than $250 thousand and for CDs of $250 thousand or more (in thousands):

CDs Less Than $250,000
2026	$321,799
2027	18,950
2028	2,025
2029	1,951
2030	1,354
Maturing after 2030	-
Total	$346,079

CDs $250,000 or more
2026	$431,639
2027	20,776
2028	1,481
2029	-
2030	348
Maturing after 2030	-
Total	$454,244

As of December 31, 2025 and 2024 our total deposits in excess of insurance limits were approximately $1.4 billion and $1.3 billion, respectively.

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

No securities were sold under repurchase agreements at December 31, 2025. Securities sold under repurchase agreements were $22.7 million at December 31, 2024. The agreements were secured by investment securities with a fair value of approximately $23.5 million at December 31, 2024. The weighted average interest rate paid on these agreements was 3.35% and 3.38% for the years ended December 31, 2025 and 2024.

(9) Federal Home Loan Bank and Other Borrowings

At December 31, 2025 and 2024 , the Company had outstanding advances from the FHLB that are summarized as follows (in thousands):

December 31, 2025:
Advance	Maturity	Rate	Rate Type
$40,000,000	12/20/2028	3.55%	Convertible
60,000,000	9/27/2033	3.46%	Convertible
$100,000,000

December 31, 2024:
Advance	Maturity	Rate	Rate Type
$25,000,000	12/22/2025	4.52%	Fixed Rate Hybrid
55,000,000	12/31/2025	4.57%	Daily Rate Credit
25,000,000	12/21/2026	4.31%	Fixed Rate Hybrid
40,000,000	12/20/2028	3.55%	Convertible
60,000,000	9/27/2033	3.46%	Convertible
$205,000,000

At December 31, 2025 and 2024, the Company's FHLB advances repayment terms are quarterly interest payments with principal due at maturity.

At December 31, 2025 and 2024, respectively, the Company had $175 million unfunded standby letters of credit with the FHLB.

The Company had pledged under blanket floating liens approximately $1.3 billion and $1.1 billion in residential first mortgage loans, home equity lines of credit, commercial real estate loans, and loans secured by multi-family real estate as security for these advances, letters of credit, and possible future advances as of December 31, 2025 and 2024, respectively. The value of the pledged collateral, when using appropriate discount percentages as prescribed by the FHLB, equals or exceeds the advances and unfunded letters of credit outstanding. At December 31, 2025 and 2024, the Company had approximately $456.8 million and $237.0 million of additional borrowing capacity under its borrowing arrangements with the FHLB.

Another borrowing source is the Federal Reserve discount window. At December 31, 2025 and 2024 the Company had approximately $498.3 million and $545.5 million of loans pledged and $401.8 million and $422.1 million of available borrowing capacity at the Federal Reserve discount window, respectively. At December 31, 2025 and 2024, the Company had no outstanding advances from the Federal Reserve discount window.

On August 9, 2021, the Company entered into a line of credit agreement with ServisFirst Bank for $10 million. The line of credit agreement was amended on March 17, 2023 to increase the line to $20 million. The line of credit is to be used for general capital needs and investments. The line, when drawn, will require quarterly payments of interest only. The line of credit was amended again on March 15, 2024 and extended the maturity date 24 months to March 15, 2026. Additionally, the amendment dated March 15, 2024 increased the interest rate float at Wall Street Journal Prime with a floor of 4.50% up from 3.25%. The line of credit is secured by 51% of the Company’s stock. There was no balance outstanding at December 31, 2025 and 2024.

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

Principal payments on the Subordinated Note Purchase Agreement are due as follows:

2026	$-
2027	-
2028	-
2029	-
2030	-
Afterward	40,000
Total	$40,000

The Company had available lines of credit for overnight federal funds borrowings totaling $100.0 million at December 31, 2025 and 2024, respectively. At December 31, 2025 and 2024, the Company had no outstanding federal funds purchased.

(10) Income Taxes

The components of income tax expense for the years ended December 31, 2025 and 2024 are as follows (in thousands):

	2025	2024
Current
Federal	$11,984	$4,312
State	1,881	1,427
Deferred
Federal	(1,140)	(1,391)
State	(244)	5,456
Total income tax expense	$12,481	$9,804

The difference between income tax expense and the amount computed by applying the statutory federal income tax rate to income before taxes for the years ended December 31, 2025 and 2024 is as follows (in thousands):

	2025		2024
	Income Tax Expense	% of Pretax Income	Income Tax Expense	% of Pretax Income
Net income before taxes	$54,586		$41,121
Statutory federal tax rate	21%	21.00%	21%	21.00%
Tax on income at statutory federal tax rate	11,463		8,635
Increase (decrease) resulting from:
Federal income tax benefit of state income taxes	(395)	-0.72%	(300)	-0.55%
Tax exempt income on loans	(227)	-0.42%	(263)	-0.48%
Tax exempt income on investments	(391)	-0.72%	(297)	-0.54%
Tax exempt income from bank-owned life insurance	(358)	-0.66%	(318)	-0.58%
Nondeductible expenses	798	1.46%	472	0.86%
Federal tax credits	(1,103)	-2.02%	(125)	-0.23%
State income tax	1,881	3.45%	1,427	2.61%
Other	813	1.49%	573	1.05%
Total	$12,481	22.86%	$9,804	23.14%

The following summarizes the components of deferred taxes at December 31, 2025 and 2024 (in thousands).

	2025	2024
Deferred tax assets:
Loans and allowance for credit losses	$9,052	$8,069
Accrued expenses	1,175	996
Deferred compensation	989	935
Unrealized losses on investment securities available- for-sale	11,135	20,673
Other	2,754	2,634
Total deferred tax assets	25,105	33,307
Deferred tax liabilities:
Core deposit intangible	(133)	(235)
Depreciation	(2,324)	(2,270)
Total deferred tax liabilities	(2,457)	(2,505)
Net deferred income tax assets	$22,648	$30,802

The federal and state income tax returns of the Company are subject to examination generally for three years after they were filed.

The following table summarizes the cash paid for income taxes, net of refunds for the years ended December 31, 2025 and 2024 (in thousands).

	2025	2024
Federal	$8,800	$6,570
Alabama	2,125	1,900
Total taxes paid, net of refunds	$10,925	$8,470

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

Financial instruments whose contract amount represents credit risk at December 31, 2025 and 2024 were as follows (in thousands):

	2025	2024
Commitments to extend credit	$450,991	$442,506
Stand-by and performance letters of credit	8,786	10,060
Total	$459,777	$452,566

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

(12) Employee Benefit Plans

Equity Incentive Plan

During 2015, the Company adopted the River Financial Corporation 2015 Equity Incentive Plan (the “2015 Equity Incentive Plan”). This Equity Incentive Plan was adopted to provide a means of enhancing and encouraging the recruitment and retention of individuals on whom the success of the Company depends.

The 2015 Equity Incentive Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock unit awards, and restricted stock awards. A total of 600,000 shares were reserved for possible issuance under the 2015 Equity Incentive Plan. The maximum term of grants under the plan is ten years and the plan expired ten years after the adoption date.

During 2025, the Company adopted the River Financial Corporation 2025 Equity Incentive Plan (the “2025 Equity Incentive Plan”). This Equity Incentive Plan was adopted to provide a means of enhancing and encouraging the recruitment and retention of individuals on whom the success of the Company depends.

The 2025 Equity Incentive Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock unit awards, restricted stock awards, and other performance awards. A total of 500,000 shares were reserved for possible issuance under the 2025 Equity Incentive Plan. The maximum term of grants under the plan is ten years and the plan expires ten years after the adoption date.

A summary of activity in the outstanding stock options for the years ended December 31, 2025 and 2024 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Range of Exercise Prices
Outstanding at January 1, 2025	336,244	$25.58	4.26
Granted	9,000	31.41
Exercised	(20,650)	17.59
Forfeited	(8,900)	32.96
Expired	(500)	16.00
Outstanding at December 31, 2025	315,194	$26.07	3.55	$15.00 to $36.16
Exercisable at December 31, 2025	276,094	$25.15	2.94	$15.00 to $36.16

Outstanding at January 1, 2024	340,350	$25.32	5.07
Granted	10,500	32.34
Exercised	(13,406)	23.87
Forfeited	(1,200)	31.99
Outstanding at December 31, 2024	336,244	$25.58	4.26	$15.00 to $36.16
Exercisable at December 31, 2024	284,569	$24.32	3.57	$15.00 to $36.16

The total fair value of shares underlying the options which vested during the years ended December 31, 2025 and 2024, was $1.1 million and $1.4 million, respectively. The intrinsic value of options exercised during the years ended December 31, 2025 and 2024 was $669 thousand and $210 thousand, respectively. The aggregate intrinsic value of total options outstanding and exercisable options at December 31, 2025 was $7.5 million and $6.9 million, respectively. The aggregate intrinsic value of total options outstanding and exercisable options at December 31, 2024 was $4.7 million and $4.3 million, respectively. Cash received from options exercised for the year ended December 31, 2025 and 2024 was $318 thousand and $239 thousand, respectively. There was no income tax benefit recognized for the exercise of options for the years ended December 31, 2025 and 2024 as all options exercised were incentive stock options.

As of December 31, 2024, unvested stock options totaled 51,675. During 2025, there were 9,000 stock options that were granted and 21,575 stock options that vested resulting in unvested stock options of 39,100 as of December 31, 2025.

The stock options granted in 2025 and 2024 have a weighted average calculated value of $5.67 and $5.62, respectively. The dividend yield is the estimated dividend we expect to pay over the next four or five years. The expected life is calculated as the mid-point between the weighted-average time to vesting and the contractual maturity. The expected volatility is the approximate industry average for small bank and holding companies. The risk free interest rate is the U.S. Treasury rate on the day of the option grant for a term equal to the expected life of the option. The calculated value of each grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	2025	2024
Dividend yield (after three years)	1.50%	1.50%
Expected life in years	7	7
Expected volatility	10.00%	10.00%
Risk free interest rate	4.12%	4.04%

The Company recognized $56 thousand and $86 thousand in compensation expense related to performance share awards during 2025 and 2024, respectively. As of December 31, 2025, there was approximately $174 thousand of unrecorded compensation expense related to the performance share awards which is expected to be recognized over a weighted average period of 1.5 years.

The Company periodically grants restricted stock awards that vest upon service conditions. Dividend payments are made during the vesting period. The value of restricted stock is determined to be the current value of the Company's stock, and this total value will be recognized as compensation expense over the vesting period. The following table summarizes restricted stock activity:

	Restricted Stock
	Shares	Weighted Average Grant Date Fair Value
Year Ended December 31, 2025
Non-vested at beginning of year	50,233	$32.02
Granted	101,000	31.25
Vested	(14,100)	31.84
Forfeited	(1,600)	31.23
Non-vested at end of year	135,533	$31.47

	Restricted Stock
	Shares	Weighted Average Grant Date Fair Value
Year Ended December 31, 2024
Non-vested at beginning of year	65,733	31.96
Granted	-	$-
Vested	(14,450)	31.83
Forfeited	(1,050)	31.20
Non-vested at end of year	50,233	$32.02

As of December 31, 2025, there was approximately $3.3 million of total unrecognized compensation cost related to non-vested restricted stock. As of December 31, 2025, non-vested restricted stock had a weighted average remaining time to vest of 1.88 years.

Defined Contribution Plan

The Company provides a 401(k) employee stock ownership plan, which covers substantially all of the Company’s employees who are eligible, as to age and length of service. A participant may elect to make contributions up to $23.5 thousand and $23.0 thousand of the participant’s annual compensation in 2025 and 2024. The Company makes contributions up to 3% of each participant’s annual compensation and the Company matches 50% of the next 2% contributed by the employee. Contributions to the plan by Company were approximately $1.1 million and $954 thousand in 2025 and 2024, respectively. Outstanding shares of the Company’s common stock allocated to participants at December 31, 2025 and 2024 totaled 217,095 and 182,822 respectively, and there were no unallocated shares. These shares are treated as outstanding for purposes of calculating earnings per share and dividends on these shares are included in the Consolidated Statements of Stockholders’ Equity.

The Company’s ESOP includes a put option for shares of the Company’s common stock distributed from the ESOP. Shares are distributed from the ESOP primarily to separated vested participants and certain eligible participants who elect to diversify their account balances. Since the Company’s common stock is not currently traded on an established securities market, if the owners of distributed shares desire to sell their shares, the Company is required to purchase the shares at fair value during two put option periods following the distribution of the shares from the ESOP. The first put option period is within sixty days following the distribution of the shares from the ESOP. The second put option period begins on the first day of the fifth month of the plan year for a sixty day period. The fair value of distributed shares subject to the put option totaled $0 as of December 31, 2025 and 2024. The cost of the ESOP shares totaled $6.2 million and $5.1 million as of December 31, 2025 and 2024, respectively. Due to the Company’s obligation under the put option, the distributed shares and ESOP shares are classified as temporary equity in the mezzanine section of the consolidated statements of financial condition and totaled $6.2 million and $5.1 million as of December 31, 2025 and 2024, respectively. The fair value of the ESOP shares totaled $10.9 million and $7.2 million as of December 31, 2025 and 2024, respectively.

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

A summary of the Company’s affordable housing tax credit investments as of December 31 is as follows (in thousands):

	2025	2024
Affordable housing tax credit investments	$30,630	$7,193
Tax credits and other tax benefits recognized	2,553	533
Tax credit amortization expense included in provision for income taxes	1,836	516

	2025	2024
Tax credits and other tax benefits recognized	$2,553	$533
Amortization Expense, Net of Tax (21%)	(1,450)	(408)
Federal Tax Benefit	$1,103	$125

(14) Related Party Transactions

The Company conducts transactions with its directors and executive officers, including companies in which such directors and executive officers have a beneficial interest, in the normal course of business. It is the Company’s policy to comply with federal regulations that require that loan and deposit transactions with directors and executive officers be made on substantially the same terms as those prevailing at the time for comparable loans and deposits to other persons. At December 31, 2025 and 2024, deposits from directors, executive officers and their related interests aggregated approximately $15.0 million and $11.1 million, respectively. These deposits were taken in the normal course of business at market interest rates.

The following is a summary of activity for related party loans for 2025 and 2024 (in thousands):

	2025	2024
Balance at beginning of year	$8,768	$8,418
New loans	37,326	1,899
Repayments	(24,267)	(1,549)
Balance at end of year	$21,827	$8,768

(15) Regulatory Matters

Banking regulations limit the amount of dividends that the Banks may pay without prior approval of the regulatory authorities. These restrictions are based on the level of regulatory classified assets, the prior years’ net earnings, and the ratio of equity capital to total assets. As of December 31, 2025, the maximum amount of dividend the Bank could declare payable to the Company was approximately $73.4 million.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier 1 Capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 Capital (as defined) to average assets (as defined). Management believes, as of December 31, 2025 and 2024, that the Company and the Bank meet all capital adequacy requirements to which it is subject.

As of December 31, 2025 and 2024, the most recent notification from the regulators categorized the Company and the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company and the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed our category.

The following table presents the Company's and the Bank’s capital amounts and ratios with the required minimum levels for capital adequacy purposes including the phase in of the capital conservation buffer under Basel III and minimum levels to be well capitalized (as defined) under the regulatory prompt corrective action regulations.

As of December 31, 2025:	Actual		Required For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Regulations (1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
River Financial Corporation
Total Capital (To Risk-Weighted Assets)	$378,693	13.848%	$287,146	>= 10.500%	N/A	N/A
Common Equity Tier 1 Capital (To Risk- weighted Assets)	304,853	11.148%	191,430	>= 7.000%	N/A	N/A
Tier 1 Capital (To Risk-Weighted Assets)	304,853	11.148%	232,441	>= 8.500%	N/A	N/A
Tier 1 Capital (To Average Assets)	304,853	7.945%	153,489	>= 4.000%	N/A	N/A

River Bank:
Total Capital (To Risk-Weighted Assets)	$378,261	13.832%	$287,146	>= 10.500%	$273,472	>= 10.000%
Common Equity Tier 1 Capital (To Risk- weighted Assets)	344,054	12.581%	191,431	>= 7.000%	$177,758	>= 6.500%
Tier 1 Capital (To Risk-Weighted Assets)	344,054	12.581%	232,452	>= 8.500%	$218,779	>= 8.000%
Tier 1 Capital (To Average Assets)	344,054	8.966%	153,488	>= 4.000%	$191,860	>= 5.000%
(1) the prompt corrective action provisions are applicable at the Bank level only.

As of December 31, 2024:	Actual		Required For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
River Financial Corporation
Total Capital (To Risk-Weighted Assets)	$336,746	13.197%	$267,929	>= 10.500%	N/A	N/A
Common Equity Tier 1 Capital (To Risk- weighted Assets)	265,298	10.397%	178,619	>= 7.000%	N/A	N/A
Tier 1 Capital (To Risk-Weighted Assets)	265,298	10.397%	216,895	>= 8.500%	N/A	N/A
Tier 1 Capital (To Average Assets)	265,298	7.482%	141,838	>= 4.000%	N/A	N/A

River Bank:
Total Capital (To Risk-Weighted Assets)	$335,441	13.152%	$267,802	>= 10.500%	$255,049	>= 10.000%
Common Equity Tier 1 Capital (To Risk- weighted Assets)	303,556	11.902%	178,540	>= 7.000%	165,787	>= 6.500%
Tier 1 Capital (To Risk-Weighted Assets)	303,556	11.902%	216,798	>= 8.500%	204,046	>= 8.000%
Tier 1 Capital (To Average Assets)	303,556	8.561%	141,839	>= 4.000%	177,298	>= 5.000%

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The tables below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis as of December 31, 2025 and 2024 (in thousands).

	Fair Value Measurements At Reporting Date Using:
		Quoted Prices
		In Active	Significant
		Markets For	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
December 31, 2025:	Fair Value	(Level 1)	(Level 2)	(Level 3)
Securities available-for-sale:
Residential mortgage -backed	$503,210	$-	$503,210	$-
U.S. treasuries	14,774	-	14,774	-
U.S. government agencies	3,138	-	3,138	-
State, county, and municipal	95,033	-	95,033	-
Corporate obligations	12,470	-	12,470	-
Totals	$628,625	$-	$628,625	$-

	Fair Value Measurements At Reporting Date Using:
		Quoted Prices
		In Active	Significant
		Markets For	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
December 31, 2024:	Fair Value	(Level 1)	(Level 2)	(Level 3)
Securities available-for-sale:
Residential mortgage -backed	$398,742	$-	$398,742	$-
U.S. treasuries	84,664	-	84,664	-
U.S. government agencies	45,536	-	45,536	-
State, county, and municipal	66,614	-	66,614	-
Corporate obligations	15,308	-	15,308	-
Totals	$610,864	$-	$610,864	$-

The Company's policy is to recognize transfers in and transfers out of levels 1, 2 and 3 as of the end of a reporting period. There were no transfers between levels during both 2025 and 2024.

Assets Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a nonrecurring basis are included in the table below as of December 31, 2025 and 2024 (in thousands).

	Fair Value Measurements At Reporting Date Using:
		Quoted Prices
		In Active	Significant
		Markets For	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
December 31, 2025:	Fair Value	(Level 1)	(Level 2)	(Level 3)
Collateral dependent loans	$12,279	$-	$-	$12,279
Foreclosed assets	1,537	-	-	1,537
Totals	$13,816	$-	$-	$13,816

	Fair Value Measurements At Reporting Date Using:
		Quoted Prices
		In Active	Significant
		Markets For	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
December 31, 2024:	Fair Value	(Level 1)	(Level 2)	(Level 3)
Collateral dependent loans	$9,050	$-	$-	$9,050
Foreclosed assets	130	-	-	130
Totals	$9,180	$-	$-	$9,180

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

The estimated fair values and related carrying values of the Company’s financial instruments at December 31, 2025 and 2024 were as follows (amounts in thousands):

		Estimated Fair Value
	Carrying
December 31, 2025:	Amount	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$128,523	$128,523	$-	$-
Certificates of deposit in banks	2,968	-	2,968	-
Securities held-to-maturity	117,208	-	98,260	-
Securities available-for-sale	628,625	-	628,625	-
Loans held for sale	9,483	-	9,483	-
Loans receivable, net	2,677,505	-	2,667,041	12,279
Accrued interest receivable	17,473	-	17,473	-
Bank owned life insurance	54,121	-	54,121	-
Restricted equity securities	7,882	-	-	7,882
Financial liabilities:
Deposits	3,327,123	-	3,108,159	-
Federal Home Loan Bank advances	100,000	-	99,916	-
Subordinated debentures, net of loan costs	39,633	-	34,126	-
Accrued interest payable	2,141	-	2,141	-

		Estimated Fair Value
	Carrying
December 31, 2024:	Amount	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$185,744	$185,744	$-	$-
Certificates of deposit in banks	4,218	-	4,218	-
Securities held-to-maturity	122,061	-	96,938	-
Securities available-for-sale	610,864	-	610,864	-
Loans held for sale	6,812	-	6,812	-
Loans receivable, net	2,454,734	-	2,422,481	9,050
Accrued interest receivable	15,965	-	15,965	-
Bank owned life insurance	49,791	-	49,791	-
Restricted equity securities	12,651	-	-	12,651
Financial liabilities:
Deposits	3,067,159	-	2,844,603	-
Securities sold under agreements to repurchase	22,664	-	22,664	-
Federal Home Loan Bank advances	205,000	-	205,017	-
Subordinated debentures, net of loan costs	39,563	-	31,113	-
Accrued interest payable	2,363	-	2,363	-

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

(17) River Financial Corporation (Parent Company Only) Financial Information

STATEMENTS OF FINANCIAL CONDITION

(in thousands)

	December 31,
	2025	2024
Assets
Cash	$1,129	$1,228
Investment in River Bank & Trust	339,061	270,413
Deferred income taxes	11	14
Other assets	10	1,123
Total assets	$340,211	$272,778
Liabilities
Subordinated debentures, net of loan costs	39,633	39,563
Accrued expenses	718	1,060
Total liabilities	40,351	40,623
Common stock related to 401(k) Employee Stock Option Plan	6,233	5,099
Stockholders' equity
Common stock	7,799	7,680
Additional paid in capital	140,567	137,243
Retained earnings	189,731	151,817
Accumulated other comprehensive loss	(33,209)	(61,658)
Unvested restricted stock	(3,275)	(1,226)
Treasury stock, at cost	(1,753)	(1,701)
Common stock related to 401(k) Employee Stock Option Plan	(6,233)	(5,099)
Total stockholders' equity	293,627	227,056
Total equity	299,860	232,155
Total liabilities and stockholders' equity	$340,211	$272,778

STATEMENTS OF INCOME

(in thousands)

	Year Ended December 31,
	2025	2024
Cash dividends from River Bank & Trust	$5,800	$3,800
Other income	-	1,110
Total income	5,800	4,910
Interest expense - subordinated debentures	1,670	1,671
Legal and other professional fees	164	200
Stockholders' meeting expense	28	23
Other expenses	364	334
Total expenses	2,226	2,228
Net income before tax benefit	3,574	2,682
Applicable income tax benefit	(556)	(279)
Net income before undistributed net income of River Bank & Trust	4,130	2,961
Equity in undistributed net income of River Bank & Trust	37,975	28,356
Net income	$42,105	$31,317

STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2025	2024
Net income	$42,105	$31,317
Adjustments to reconcile net income to net cash from operating activities:
Equity in undistributed net income of River Bank & Trust	(37,975)	(28,356)
Deferred income tax	3	2
Amortization of debt issuance costs	70	71
(Increase) decrease in operating assets and (decrease) increase in operating liabilities:
Other assets	1,113	(1,123)
Accrued expenses and other liabilities	(342)	(34)
Net cash from operating activities	4,974	1,877
Cash Flows used for investing activities:
Capital contribution to bank subsidiary	(1,110)	-
Net cash used for investing activities	(1,110)	-
Cash flow (used for) financing activities:
Proceeds from exercise of stock options	318	239
Purchase of treasury stock	(1,687)	(2,558)
Sale of treasury stock	1,597	1,297
Cash dividends	(4,191)	(3,833)
Net cash (used for) financing activities	(3,963)	(4,855)
Net change in cash	(99)	(2,978)
Cash at beginning of year	1,228	4,206
Cash at end of year	$1,129	$1,228

(18) Goodwill and Intangible Assets

At the close of business on October 31, 2019, the Company recorded goodwill of $9.5 million associated with the Trinity merger. In addition to the goodwill recorded for the Trinity merger, the Company recorded a core deposit intangible asset of approximately $1.0 million. The core deposit intangible asset is amortized using an accelerated method over ten years from the date of the merger. Amortization expense of $88 thousand and $109 thousand was recorded in 2025 and 2024, respectively.

At the close of business on October 31, 2018, the Company recorded goodwill of $8.2 million associated with the Peoples Southern Bank merger. In addition to the goodwill recorded for the PSB merger, the Company recorded a core deposit intangible asset of approximately $4.65 million. The core deposit intangible asset is amortized using an accelerated method over ten years from the date of the merger. Amortization expense of $311 thousand and $404 thousand was recorded in 2025 and 2024, respectively.

At the close of business December 31, 2015, the Company recorded goodwill of $9.41 million associated with the Keystone merger. During 2016, an adjustment of $640 thousand was made to increase the amount of goodwill. The adjustment was made to the value of stock options and warrants assumed in the Keystone merger. The adjustments were made following the Company’s review of additional information that existed at the time of the merger. The adjustment to goodwill increased shareholders’ equity $640 thousand. In addition to the goodwill recorded for Keystone, the Company recorded a core deposit intangible asset of approximately $2.8 million. The core deposit intangible asset was fully amortized using an accelerated method over eight years from the date of the merger.

Changes to the carrying amount of goodwill for the years ended December 31, 2025 and 2024 are provided in the following table.

	2025	2024
Balance at beginning of year	$27,817	$27,817
Balance at end of year	$27,817	$27,817

A summary of core deposit intangible assets as of December 31, 2025 and 2024 is set forth below.

	2025	2024
Gross carrying amount	$8,433	$8,433
Less: accumulated amortization	(7,900)	(7,501)
Net carrying amount	$533	$932

Estimated amortization expenses related to the core deposit intangible assets for the next five years are as follows:

	PSB	Trinity	Total
2026	$219	$68	$287
2027	127	48	175
2028	35	28	63
2029	-	8	8
2030	-	-	-
Afterward	-	-	-
	$381	$152	$533

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

Lease Right-of-Use Assets	Classification on Consolidated Statement of Financial Condition	December 31, 2025	December 31, 2024
Operating lease right-of-use assets	Other assets	$6,467	$2,691

Lease Liabilities	Classification on Consolidated Statement of Financial Condition	December 31, 2025	December 31, 2024
Operating lease liabilities	Accrued interest payable and other liabilities	$6,622	$2,841

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

	December 31, 2025	December 31, 2024
Weighted-average remaining lease term for operating leases	9.58 Years	8.48 Years
Weighted-average discount rate for operating leases	6.00%	6.00%

Future minimum payments for operating leases with initial or remaining terms of one year or more as of December 31, 2025 were as follows (in thousands):

Operating Leases
January 1, 2026 - December 31 2026	$1,055
January 1, 2027 - December 31 2027	1,033
January 1, 2028 - December 31 2028	919
January 1, 2029 - December 31 2029	862
January 1, 2030 - December 31 2030	871
Afterward	4,657
Total future minimum lease payments	9,397
Amounts representing Interest	(2,775)
Present value of net future minimum lease payments	$6,622

Total rent expense for 2025 and 2024 was approximately $1.2 million and $1.0 million, respectively.

(20) Business Segment

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

The CODM evaluates the performance of the segment and allocates resources based on net income that is also reported on the Consolidated Statements of Income as consolidated net income and segment assets that are reported on the Consolidated Balance Sheets as total consolidated assets. Net income is used to monitor budget versus actual results. The CODM also uses net income in competitive analysis by benchmarking to the Company's competitors. The competitive analysis along with the monitoring of budgeted versus actual results are used in assessing performance of the segment and in establishing management's compensation. The significant segment expenses that are regularly provided to the CODM are interest expense, provision for credit losses, salaries and wages, employee benefits, outsourced data processing costs, and occupancy, which are all reflected in the Consolidated Statements of Income. Certain noncash expenses, such as depreciation and amortization expense, are disclosed in the Consolidated Statement of Cash Flows.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

There were no disagreements with accountants regarding accounting and financial disclosure matters during the year ended December 31, 2025.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company has carried out an evaluation under the supervision and with participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even the effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2025, the Company’s disclosure controls and procedures are effective in ensuring that material information relating to the Company required to be disclosed in reports that if files or submits under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods and is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the year ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control Integrated Framework (2013). Based on its assessment and those criteria, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2025.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2025, has been audited by Mauldin & Jenkins, LLC, an independent registered public accounting firm, as stated in their report herein – “Report of Independent Registered Public Accounting Firm.”

Item 9B. Other Information

Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our Directors and Executive Officers

The following table sets forth the name, age, and position, as of December 31, 2025 of the individuals who currently serve as our executive officers and directors.

Name	Age	Position	Director Since
Larry Puckett	83	Director and Chairman of the Board of Directors	2006
W. Murray Neighbors	76	Director and Vice Chairman of the Board of Directors	2015	[1]
James M. Stubbs	63	Director and Chief Executive Officer	2006
Gerald R. Smith, Jr.	72	Director and President	2015	[1]
Vernon B. Taylor	61	Director	2006
John A. Freeman	78	Director	2015	[1]
Brian McLeod	57	Director	2019	[3]
Charles Moore, III	46	Director	2019	[2]
Jerry C. Kyser, Jr.	61	Director	2025
Jason B. Davis	47	Executive Vice President, CFO, Secretary of the Board of Directors	2021	[4]
Gene C. Crane	61	Executive Vice President, River Region President, Commercial Banking Manager	2021	[4]

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

Jerry C. (Jake) Kyser Jr. was one of the founding directors of River Bank & Trust in 2006 and has served as a director of the Bank since then. He has served as a Director of River Financial Corporation since 2025. Mr. Kyser is a lifelong resident of Montgomery, Alabama and the President of Jerry Kyser Builder, Inc., a family business based in Montgomery that specializes in commercial construction and real estate development. He earned a Bachelor of Science degree in Building Construction from Auburn University. He has maintained an active Alabama Real Estate License since 1996, and is currently the owner and Qualifying Broker for Kyser Property Management Co. Inc. His current civic and community involvement includes the Greater Montgomery Home Builders Association, the Associated General Contractors of Alabama, and the Montgomery Area Chamber of Commerce Committee of 100, as well as Wright Flyers. Mr. Kyser has also played a crucial role in establishing the Montgomery Tourism Improvement District (MTID) and currently serves on the Montgomery Area Chamber of Commerce Board of Directors.

Jason B. Davis began his term as Executive Vice President and Chief Financial Officer for River Bank & Trust and River Financial Corporation effective June 4, 2021. Mr. Davis began his career as a Certified Public Accountant at Jackson Thornton for 15 years before coming in 2017 to River Bank & Trust as Controller. Mr. Davis is very active in the community while serving on several local boards.

Gene C. Crane began his term as Executive Vice President and Commercial Banking Manager in 2011. Mr. Crane began his career in community bank lending and commercial banking in 1987. He spent his first 4 years with AmSouth Bank as Commercial Banking Manager, 5 years with First Alabama Bank as Commercial Lending Manager, and 15 years with Whitney National Bank as Central Alabama Region President before coming to River Bank & Trust. Mr. Crane is very active in the community while serving on several local boards.

Board Size and Composition

RB&T currently has 21 Directors total, but only 9 of those Directors serve on River Financial Corporation’s Board of Directors. Our directors are elected for a one-year term and hold office until their successors are duly elected and qualified, or until their earlier death, resignation or removal.

Director Independence

Our board of directors has determined that all of our directors are “independent directors,” as defined in NASDAQ Marketplace Rule 5605(a)(2), except Messrs. Stubbs and Smith, who are also executive officers. In determining each director’s independence, our board of directors considered the services provided, and loan transactions between us or RB&T and the director or the director’s family members or businesses with which our directors or their family members are associated, and other matters that our board of directors deemed pertinent.

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

Additional Information Concerning Directors

With the exception of the legacy Keystone directors and executive officers and Messrs. Moore and McLeod as directors of banks aquired by River Bank & Trust, none of the directors or executive officers were selected pursuant to any arrangement or understanding, other than with our directors and executive officers acting within their capacities as such. There are no family relationships among our directors and executive officers. None of our directors or executive officers serves (or has served in the last five years) as a director of any other company that has a class of securities registered under, or that is subject to the periodic reporting requirements of, the Exchange Act, or any investment company registered under the Investment Company Act of 1940.

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

The Company does not have in place a policy or procedure by which a shareholder must follow recommending the election of directors.

Insider Trading Policy

On December 20, 2023, the board of directors of the Company adopted an Insider Trading Policy which was subsequently amended and restated on August 20, 2025. Transactions in Company securities by officers, directors, employees and the Company itself (i.e., "insiders") are required to be made in accordance with such policy, which, among other things, requires that the transactions be in accordance with applicable U.S. federal securities laws that prohibit trading while in possession of material nonpublic information. The policy requires that insiders (including the Company) trade in Company securities only during the "window period" beginning on the second business day following the date of public release of a quarterly or annual statement of earnings and financial results, and continues until the opening of the market on the date that is fourteen (14) full days prior to the end of the current fiscal quarter in question. The Company will periodically issue detailed guidance and procedures to insiders subject to the window period for trading in Company securities. Trading during a window period minimizes the potential violation of insider trading laws because material financial information has just been release to the public.

Our insider trading policy also permits our executive officers and directors to enter into trading plans in accordance with SEC Rule 10b5-1 which permit insider trading under specified circumstances.

The Company does not have a specific policy relating to the timing of awards of options. The Company's insider trading policy, which also applies to the Company, applies to "all transactions in Company securities," with standard exceptions. The compensation committee takes material nonpublic information into account in determining the grant of awards in order not to enhance the value of such grants and, therefore, the committee, and the board, seek to avoid grants that affect the value of executive compensation. No options were granted in 2024 or 2025 to executive officers.

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

Equity Awards. Our named executive officers participated in the 2015 Incentive Stock Compensation Plan and participate in the new 2025 Incentive Stock Compensation Plan. See plan details on the following pages. Grants of equity to our named executive officers under the Incentive Plans have consisted of option and restricted stock awards. These grants provide our named executive officers with the appropriate incentives to continue in our employ and to improve our growth and profitability, serve to align the interests of our named executive officers with our stockholders, and reward our named executive officers for improved Company performance. Any grant recommendations are presented to the Compensation Committee for approval, and then presented to the full board through an Executive Session for approval.

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

SERP Arrangements. The Bank has a non-qualified supplemental executive retirement plan (SERP) for each of its named senior executive officers. The SERP is an employer paid deferred compensation agreement that provides a life-time supplemental retirement income to the employee based on certain vesting and other requirements. The benefits are paid upon retirement provided the executive is in good standing with the Bank. The approximate annual payments to each of the named executive officers at retirement would be $150 thousand for Mr. Stubbs, $88.5 thousand for Mr. Smith, $75 thousand for Mr. Davis, and $75 thousand for Mr. Crane.

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

Summary Compensation Table

The following table sets forth, for the years ended December 31, 2025 and December 31, 2024, a summary of the compensation paid to or earned by our named executive officers from the Company.

				Restricted	Non-Equity
			Option (1)	Stock (3)	Incentive Plan	All Other (2)
Name and Principal Position	Year	Salary ($)	Awards ($)	Awards ($)	Compensation ($)	Compensation ($)	Total ($)
James M. Stubbs	2025	$441,346	$-	$625,000	$344,250	$52,692	$1,463,288
Chief Executive Officer	2024	$380,769	$-	$-	$258,188	$49,379	$688,336
Gerald R. Smith, Jr	2025	$317,769	$-	$312,500	$208,845	$53,371	$892,485
President	2024	$304,615	$-	$-	$179,010	$49,984	$533,609
Jason B. Davis	2025	$233,031	$-	$156,250	$117,810	$28,323	$535,414
Chief Financial Officer	2024	$223,385	$-	$-	$100,980	$25,423	$349,788
Gene Crane	2025	$259,511	$-	$156,250	$223,036	$31,638	$670,435
Commercial Banking Manager	2024	$248,769	$-	$-	$99,960	$34,597	$383,326

(1)
Represents the aggregate grant date fair value of options and warrants calculated in accordance with FASB Topic 718 as set forth in footnote 1 of River’s financial statements.
(2)
All other compensation:
a.
All other compensation for Mr. Stubbs in 2025 includes director fees ($25,000), medical and dental insurance ($8,069), life insurance / accidental death & dismemberment ($1,098), long term disability ($336), company vehicle ($2,818), and company match on the 401(K) ($14,000).
b.
All other compensation for Mr. Stubbs in 2024 includes director fees ($22,000), medical and dental insurance ($7,336), life insurance / accidental death & dismemberment ($1,098), long term disability ($336), company vehicle ($3,430), and company match on the 401(K) ($13,800).
c.
All other compensation for Mr. Smith in 2025 includes director fees ($25,000), medical and dental insurance ($8,553), gap insurance ($1,371), life insurance / accidental death & dismemberment ($558), long term disability ($336), company vehicle ($3,553), and company match on the 401(K) ($14,000).
d.
All other compensation for Mr. Smith in 2024 includes director fees ($22,000), medical and dental insurance ($9,462), gap insurance ($1,379), life insurance / accidental death & dismemberment ($558), long term disability ($336), company vehicle ($2,477), and company match on the 401(K) ($13,772).
e.
All other compensation for Mr. Davis in 2025 includes medical and dental insurance ($7,323), gap insurance ($1,074), life insurance / accidental death & dismemberment ($990), long term disability ($336), company vehicle ($5,716), and company match on the 401(K) ($12,885).
f.
All other compensation for Mr. Davis in 2024 includes medical and dental insurance ($10,918), gap insurance ($1,843), life insurance / accidental death & dismemberment ($990), long term disability ($336), and company match on the 401(K) $11,335.

g.
All other compensation for Mr. Crane in 2025 includes medical and dental insurance ($8,069), gap insurance ($1,379), life insurance / accidental death & dismemberment ($1,098), long term disability ($336), company vehicle ($6,757), and company match on the 401(K) ($14,000).
h.
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

2015 & 2025 Incentive Stock Compensation Plans

General. The 2015 Incentive Stock Compensation (“2015 Incentive Plan”) Plan was approved by our stockholders at a special called meeting on December 1, 2015. There remain grants outstanding under the 2015 Incentive Plan, but no further grants will be made under the Plan. The 2025 Incentive Stock Compensation Plan ("2025 Incentive Plan") was adopted by the board of directors on January 15, 2025, and was approved by the Company's stockholders at the May 13, 2025 annual meeting. The terms of the 2025 Incentive Plan are similar to those for the 2015 Incentive Plan. The purpose of the 2025 Incentive Plan is to promote the long-term success of the Company by providing financial incentives to eligible persons who are in positions to make significant contributions toward such success. The Plan is designed to attract individuals of outstanding ability to employment with the Company, to encourage such persons to acquire a proprietary interest in the Company, and to render superior performance for the Company. The 2025 Incentive Plan provides for the grant of incentive and non-qualified stock options, stock appreciation rights, restricted and unrestricted stock awards, performance awards, and other stock-based awards to our employees, officers, and directors. The 2025 Incentive Plan reserved for issuance a total of 500,000 shares of our common stock, and the 2015 Incentive Plan reserved for issuance a total of 600,000 shares of our common stock, subject to adjustment in the event of a recapitalization, stock split or similar event. As of March 4, 2026, 216,700 shares of our common stock were subject to outstanding options under the 2015 Incentive Plan.

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

Outstanding Equity Awards at 2025 Fiscal Year-End

The following table sets forth information as of December 31, 2025, concerning outstanding equity awards previously granted to our named executive officers. The table below shows equity awards under the 2015 Incentive Plan. Awards to the officers below have not been given under the 2025 Incentive Plan:

	OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
	Option / Warrant awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexerciseable (1)	Option exercise price ($)	Option grant date	Option expiration date	Vesting Period from grant date (Years)
James Stubbs	40,000	-	$16.00	1/20/2016	1/20/2026	5
	25,000	-	$27.00	11/1/2018	11/1/2028	5
	20,000	-	$27.73	11/1/2019	11/1/2029	5
	85,000	-

Ray Smith	10,000	-	$16.00	1/20/2016	1/20/2026	5
	20,000	-	$27.00	11/1/2018	11/1/2028	3
	15,000	-	$27.73	11/1/2019	11/1/2029	3
	45,000	-

Gene Crane	7,500	-	$27.00	1/16/2019	1/16/2029	5
	7,500	-

Jason Davis	1,000	-	$20.25	4/26/2017	4/26/2027	5
	1,000	-	$24.50	4/26/2018	4/26/2028	5
	3,000	-	$27.00	1/16/2019	1/16/2029	5
	1,000	-	$27.00	4/26/2019	4/26/2029	5
	2,500	-	$27.73	11/1/2019	11/1/2029	5
	1,000	-	$28.62	4/26/2020	4/26/2030	5
	1,000	-	$26.86	4/26/2021	4/26/2031	5
	10,500	-

Total	148,000	-

(1)
Unexerciseable options are subject to time-vesting requirements ranging from three to five years from the grant date. Options subject to time-vesting period of 5 years and 3 years vest 20% and 33.33% per year, respectively, on the grant anniversary date.

The following table sets forth information as of December 31, 2025, concerning outstanding restricted stock awards previously granted to our named executive officers:

	OUTSTANDING RESTRICTED STOCK AWARDS AT FISCAL YEAR-END
	Number of restricted stock shares granted	Number of restricted stock shares vested	Number of restricted stock shares non-vested	Market value of restricted stock shares non-vested (1)	Restricted stock grant date (2)	Vesting Period from grant date (Years)
James Stubbs	6,000	3,600	2,400	$120,000	1/1/2022	5
	20,000	-	20,000	1,000,000	1/15/2025	5
	26,000	3,600	22,400	$1,120,000

Ray Smith	4,000	4,000	-	$-	1/1/2022	3
	10,000	-	10,000	500,000	1/15/2025	3
	14,000	4,000	10,000	$500,000

Gene Crane	2,000	1,200	800	$40,000	1/1/2022	5
	5,000	-	5,000	250,000	1/15/2025	5
	7,000	1,200	5,800	$290,000

Jason Davis	2,000	1,200	800	$40,000	1/1/2022	5
	5,000	-	5,000	250,000	1/15/2025	5
	7,000	1,200	5,800	$290,000

Total	54,000	10,000	44,000	$2,200,000
(1) The appraised market value of stock at year end was $50.00 per share
(2) Vesting periods for each of Messrs. Stubbs, Crane and Davis are 5 years and 3 years for Mr. Smith.

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

Director Compensation

Fees. The Board may from time to time establish director fees for board and committee meetings to be paid to all directors, including directors who are employed by the Company. Fees are normally paid in December of each year for such years in which services were performed. Fees may be paid in cash or in Company common stock. River Financial Corporation Directors each received a director’s fee of $25,000 in 2025.

The following table shows fees paid to those persons who were directors of the Company in 2025.

		DIRECTOR COMPENSATION
Name		Year	Fees earned or paid in cash ($)	(1) (2) Stock Awards ($)	(3) Total ($)
Larry Puckett	(3)	2025	$25,000	N/A	$25,000
Jerry C. Kyser, Jr	(3)	2025	N/A	$25,000	$25,000
Vernon B. Taylor	(3)	2025	N/A	$25,000	$25,000
James M. Stubbs (4)	(3)	2025	N/A	$25,000	$25,000
Gerald R. Smith, Jr (4)	(3)	2025	$25,000	N/A	$25,000
John A. Freeman	(3)	2025	$25,000	N/A	$25,000
Charles Moore, III	(3)	2025	N/A	$25,000	$25,000
Brian McLeod	(3)	2025	N/A	$25,000	$25,000
W. Murray Neighbors	(3)	2025	$25,000	N/A	$25,000

(1) During 2019, the Company adopted a director fee compensation plan which allows directors to receive all or a portion of their director compensation in the form of Company stock.
(2) The aggregate grant date fair value is computed in accordance with FASB ASC Topic 718. Stock awards vest immediately.
(3) For cash compensation, $10,000 of compensation was paid from River Financial Corporation with the remainder paid from the Bank in 2025. Total fees include committee work.
(4) For Messrs. Stubbs and Smith, see the Summary Compensation Table for total compensation as executive officers.

Change in Control Agreements

River Bank & Trust has change in control agreements with Jimmy Stubbs, Chief Executive Officer, Gerald R. Smith, President, Jason B. Davis, Executive Vice President and Chief Financial Offer, and Gene C. Crane, Executive Vice President and Commercial Banking Manager, and ten other executive officers of the bank. Mr. Stubbs’ and Mr. Smith’s agreements are for a term of 36 months and renew annually, and the agreements for all other executive officers are for 24 months and renew annually.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information about River Financial Corporation’s shares of common stock that may be issued upon exercise of options, warrants, and rights under all of our existing equity compensation plans as of March 4, 2026.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options and Rights	Weighted – Average Exercise Price of Outstanding Options and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column)
Equity compensation plan approved by Security Holders (1)	-	$-	-
Equity compensation plan approved by Security Holders (2)	216,700	$27.56	-
Equity compensation plan approved by Security Holders (3)	-	$-	-
Total	216,700
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

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 4, 2026 by:

•
each of our directors;
•
our Named Executive Officers listed in the Summary Compensation Table;
•
all of our current directors and executive officers as a group; and
•
each stockholder known by us to beneficially own more than 5% of our common stock

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. Shares of common stock that may be acquired by an individual or group within 60 days of March 4, 2026, pursuant to derivative securities, such as options or RSUs, are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table. Percentage of ownership is based on an aggregate of 7,831,639 shares of common stock outstanding as of March 4, 2026.

Except as indicated in footnotes to this table, we believe that the stockholders named in this table have sole voting and investment power with respect to all shares of common stock shown to be beneficially owned by them, based on information provided to us by such stockholder.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percentage of Outstanding Shares (1)
Named Directors & Executive Officers
Larry Puckett	146,085		1.87%
Vernon B Taylor	154,964		1.98%
James M Stubbs	267,209	(2)	3.41%
Gerald R Smith, Jr	156,583	(3)	2.00%
W. Murray Neighbors	64,843		0.83%
John A. Freeman	27,996		0.36%
Jerry C. Kyser, Jr	90,494		1.16%
Brian McLeod	20,967		0.27%
Charles Moore, III	23,205		0.30%
Gene C. Crane	36,151	(4)	0.46%
Jason B. Davis	20,400	(5)	0.26%

Executive Officers and Directors as a Group (12 people)	1,008,897		12.88%
5% Stockholders known by us	N/A

(1)
Based upon total outstanding shares as of March 4, 2026. Percentages are calculated for each person assuming the exercise of options or warrants held by such person but that no other person exercises options or warrants. For the directors and executive officers as a group, the percentage is determined by assuming that each director and executive officer exercises all options and warrants but that no other person exercises options or warrants.
(2)
James M. Stubbs’ ownership includes 53,800 vested options not yet exercised. Also includes 41,875 shares held in a trust where Mr. Stubbs is the trustee, but not the beneficiary of the trust.
(3)
Gerald R. Smith, Jr.’s ownership includes 42,333 vested options not yet exercised.
(4)
Gene C. Crane’s ownership includes 10,100 vested options not yet exercised.
(5)
Jason B. Davis’ ownership includes 12,900 vested options not yet exercised.

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

Item 14. Principal Accountant Fees and Services

During the period covering the fiscal years ended December 31, 2025 and 2024, Mauldin & Jenkins, LLC performed the following professional services. The retention of Mauldin & Jenkins, LLC with respect to the services outlined below was approved in advance by the audit committee. In accordance with the Company’s audit committee pre-approval procedures, the audit committee approved the retention of the independent accountants, the length of its engagement, and the services performed. The independent Registered Public Accounting Firm is Mauldin & Jenkins, LLC (PCAOB Firm ID NO. 00669) located in Birmingham, Alabama.

Description	2025	2024
Audit Fees (1)	$204,000	$219,513
Audit-Related Fees (2)	$55,000	$-
Tax Fees	$-	$-
All Other Fees	$-	$-

(1) Consists of fees incurred in connection with the audit of the Company's financial statements, the review of quarterly financial statements, and SEC filings.

(2) Consists of fees incurred in connection with the audit of the Company's 401(k) plan.

Item 15. Exhibit and Financial Statement Schedules

Documents Filed as Part of this Report.

(1)
The following financial statements are incorporated by reference from Item 8 hereof:
•
Consolidated Balance Sheets as of December 31, 2025 and 2024;
•
Consolidated Statements of Income for the Years Ended December 31, 2025 and 2024;
•
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2025 and 2024;
•
Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2025 and 2024;
•
Consolidated Statements of Cash Flows for the Years Ended December 31, 2025 and 2024; and
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

10.1 *	River Financial 2025 Stock Compensation Plan filed as Exhibit 10.1 to the Registrant’s Form 8-K/A filed February 20, 2025 and incorporated herein by reference.

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

10.12

Loan and Security Agreement, dated August 9, 2021, between River Financial Corporation and ServisFirst Bank files as Exhibit 10.13 to the Registrant’s Form 10-Q, filed on November 9, 2021 and incorporated herein by reference.

19.1	River Financial Corporation Insider Trading Policy filed as exhibit 19.1 to the Registrant's Form 10-K filed March 13, 2024 and incorporated herein by reference.

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

Item 16. Form 10-K Summary

Not applicable.

Signatures

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934 the registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Prattville, State of Alabama, on March 10, 2026.

RIVER FINANCIAL CORPORATION

By:	/s/ James M. Stubbs
James M. Stubbs
Chief Executive Officer
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange Act of 1994, this report has been signed by the following persons on behalf of the registrant and in the capacities on the dates indicated.

/s/ James M. Stubbs	CEO and Director	*
James M. Stubbs

/s/ Jason B. Davis	Chief Financial Officer	*
Jason B. Davis	(Principal Financial and Accounting Officer)

/s/ Larry Puckett	Director and Chairman of the Board	*
Larry Puckett

/s/ W. Murray Neighbors	Director and Vice Chairman of the Board	*
W. Murray Neighbors

/s/ Gerald R. Smith	Director and President	*
Gerald R. Smith

/s/ Vernon B. Taylor	Director	*
Vernon B. Taylor

/s/ John A. Freeman	Director	*
John A. Freeman

/s/ Jerry C. Kyser, Jr.	Director	*
Jerry C Kyser, Jr.

/s/ Charles Moore, III	Director	*
Charles Moore, III

/s/ Brian McLeod	Director	*
Brian McLeod

* March 10, 2026

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.

To date no annual report or proxy statement has been furnished to shareholders. The registrant shall furnish to the Commission copies of its proxy statement when sent to security holders.