Form 10-Q
period 2026-03-31
River Financial Corp
filed 2026-05-05
CIK 1641601

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 1, 2026, the registrant had 7,813,185 shares of common stock, $1.00 par value per share, outstanding.

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

Any forward-looking statements contained in this Quarterly Report on Form 10-Q are based upon our historical performance and on our current plans, estimates and expectations in light of information currently available to us. The inclusion of forward-looking information should not be regarded as a representation by us that the future plans, estimates or expectations will be achieved. Such forward-looking statements are subject to various risks and uncertainties and assumptions relating to our operations, financial results, financial condition, business, prospects, growth strategy and liquidity. Forward-looking statements involve risks and uncertainties which may cause actual results to differ materially from those projected in the forward-looking statements, and the Company cannot give assurances that such statements will prove to be correct. Except as required by law, we undertake no obligation to update any forward-looking statement, whether as a result of new information or otherwise. Given these uncertainties, the reader should not place undue reliance on forward-looking statements as a prediction of actual results. Factors that could cause actual results to differ materially from those projected or estimated by us include those that are discussed herein as well as in our Annual Report on Form 10-K for the year ended December 31, 2025, under “Part I, Item 1A. – Risk Factors,” as well as other unknown risks and uncertainties. Factors that might cause such differences include, but are not limited to:

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

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

RIVER FINANCIAL CORPORATION

Consolidated Statements of Financial Condition

(in thousands except share data)

	March 31, 2026	December 31, 2025
	Unaudited	Audited
Assets
Cash and due from banks	$35,752	$29,228
Interest-bearing deposits in banks	84,840	89,295
Federal funds sold	66,000	10,000
Cash and cash equivalents	186,592	128,523

Certificates of deposit in banks	2,968	2,968
Securities held-to-maturity, at amortized cost (fair value of $97,085 and $98,260, respectively)	116,108	117,208
Securities available-for-sale, at fair value (amortized cost of $712,240 and $670,980, respectively)	665,953	628,625
Loans held for sale	11,596	9,483
Loans, net of deferred fees and discounts	2,739,311	2,713,516
Less allowance for credit losses	(37,871)	(36,011)
Net loans	2,701,440	2,677,505
Premises and equipment, net	52,064	50,816
Accrued interest receivable	17,997	17,473
Bank owned life insurance	54,578	54,121
Foreclosed assets	1,557	1,537
Deferred income taxes, net	23,578	22,648
Core deposit intangible	451	533
Goodwill	27,817	27,817
Restricted equity securities, at cost	8,026	7,882
Affordable housing tax credit investments	34,808	30,630
Other assets	9,706	9,616
Total assets	$3,915,239	$3,787,385
Liabilities and Shareholders' Equity
Noninterest-bearing deposits	$703,569	$666,615
Interest-bearing deposits	2,746,723	2,660,508
Total deposits	3,450,292	3,327,123
Federal Home Loan Bank advances	100,000	100,000
Subordinated debentures, net of loan costs	39,640	39,633
Accrued interest payable and other liabilities	21,328	20,769
Total liabilities	3,611,260	3,487,525
Common stock related to 401(k) Employee Stock Ownership Plan	6,233	6,233
Stockholders' Equity
Preferred stock ($0.01 par value; 1,000,000 shares authorized; no shares issued or outstanding)	-	-
Common stock ($1 par value; 15,000,000 shares authorized; 7,876,841 and 7,798,639 shares issued; 7,812,935 and 7,745,983 shares outstanding at March 31, 2026 and December 31, 2025, respectively)	7,877	7,799
Additional paid-in capital	142,187	140,567
Retained earnings	196,046	189,731
Accumulated other comprehensive loss	(36,101)	(33,209)
Unvested restricted stock	(3,575)	(3,275)
Treasury stock at cost (63,906 and 52,656 shares, respectively)	(2,455)	(1,753)
Common stock related to 401(k) Employee Stock Ownership Plan	(6,233)	(6,233)
Total stockholders' equity	297,746	293,627
Total equity	303,979	299,860
Total liabilities and stockholders' equity	$3,915,239	$3,787,385

The accompanying notes are an integral part of these consolidated financial statements.

RIVER FINANCIAL CORPORATION

Unaudited Consolidated Statements of Income

(in thousands except per share data)

	For the Three Months Ended:
	March 31,
	2026	2025
Interest income:
Loans, including fees	$43,869	$39,976
Taxable securities	5,651	4,669
Nontaxable securities	625	388
Federal funds sold	303	181
Other interest income	667	999
Total interest income	51,115	46,213
Interest expense:
Deposits	16,390	16,406
Short-term borrowings	1	172
Federal Home Loan Bank advances	914	1,472
Subordinated debentures	469	413
Total interest expense	17,774	18,463
Net interest income	33,341	27,750
Provision for credit losses	2,013	1,686
Net interest income after provision for credit losses	31,328	26,064
Noninterest income:
Service charges and fees	2,432	2,134
Investment brokerage revenue	377	295
Mortgage operations	1,695	1,031
Bank owned life insurance income	457	408
Net gain (loss) on sales of investment securities	8	(3,399)
Other noninterest income	762	1,391
Total noninterest income	5,731	1,860
Noninterest expense:
Salaries and employee benefits	11,605	9,758
Occupancy expenses	1,212	1,022
Equipment rentals, depreciation, and maintenance	625	547
Telephone and communications	126	112
Advertising and business development	269	256
Data processing	1,112	1,129
Foreclosed assets, net	33	14
Federal deposit insurance and other regulatory assessments	702	778
Legal and other professional services	330	1,310
Other operating expenses	2,423	1,935
Total noninterest expense	18,437	16,861
Income before income taxes	18,622	11,063
Provision for income taxes	4,475	2,605
Net income	$14,147	$8,458

Basic net earnings per common share	$1.81	$1.09
Diluted net earnings per common share	$1.79	$1.08
Dividends per common share	$1.00	$0.54

The accompanying notes are an integral part of these consolidated financial statements.

RIVER FINANCIAL CORPORATION

Unaudited Consolidated Statements of Comprehensive Income

(in thousands)

	For the Three Months Ended
	March 31,
	2026	2025
Net income	$14,147	$8,458
Other comprehensive (loss) income, net of tax:
Investment securities available-for-sale:
Net unrealized (losses) gains	(3,783)	11,703
Income tax effect	951	(2,939)
Reclassification adjustments for (gains) losses realized in net income	(8)	3,399
Income tax effect	2	(853)
Reclassification adjustment for accretion of unrealized holding loss included in accumulated other comprehensive loss from the transfer of securities from available-for-sale to held-to-maturity	(72)	(78)
Income tax effect	18	20
Other comprehensive (loss) income, net of tax	(2,892)	11,252
Comprehensive income	$11,255	$19,710

The accompanying notes are an integral part of these consolidated financial statements.

RIVER FINANCIAL CORPORATION

Unaudited Consolidated Statements of Changes in Stockholders' Equity

(in thousands except share and per share data)

For the Three Months Ended
	Common Stock	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Unvested Restricted Stock	Treasury Stock	Common Stock Related to ESOP	Total Stockholders' Equity

Balance at December 31, 2024	$7,680	$137,243	$151,817	$(61,658)	$(1,226)	$(1,701)	$(5,099)	$227,056
Net income	-	-	8,458	-	-	-	-	8,458
Other comprehensive income , net of tax	-	-	-	11,252	-	-	-	11,252
Exercise of stock options (14,178 shares)	14	178	-	-	-	-	-	192
Purchase of treasury stock (3,601 shares)	-	-	-	-	-	(115)	-	(115)
Restricted stock grants (101,000 shares)	101	3,055	-	-	(3,156)	-	-	-
Sale of treasury shares (23,614 shares)	-	(8)	-	-	-	760	-	752
Dividends declared ($0.54 per share)	-	-	(4,191)	-	-	-	-	(4,191)
Stock-based compensation expense	-	19	-	-	269	-	-	288
Change for ESOP related shares	-	-	-	-	-	-	(616)	(616)
Balance at March 31, 2025	$7,795	$140,487	$156,084	$(50,406)	$(4,113)	$(1,056)	$(5,715)	$243,076

Balance at December 31, 2025	$7,799	$140,567	$189,731	$(33,209)	$(3,275)	$(1,753)	$(6,233)	$293,627
Net income	-	-	14,147	-	-	-	-	14,147
Other comprehensive loss , net of tax	-	-	-	(2,892)	-	-	-	(2,892)
Exercise of stock options (60,552 shares)	61	1,027	-	-	-	-	-	1,088
Common stock withheld in net settlement upon exercise of stock options (3,042 shares)	-	(89)	-	-	-	-	-	(89)
Purchase of treasury stock (21,332 shares)	-	-	-	-	-	(926)	-	(926)
Restricted stock grants, net of forfeiture (17,650 shares)	17	560	-	-	(577)	-	-	-
Sale of treasury shares (10,082 shares)	-	106	-	-	-	224	-	330
Dividends declared ($1 per share)	-	-	(7,832)	-	-	-	-	(7,832)
Stock-based compensation expense	-	16	-	-	277	-	-	293
Balance at March 31, 2026	$7,877	$142,187	$196,046	$(36,101)	$(3,575)	$(2,455)	$(6,233)	$297,746

The accompanying notes are an integral part of these consolidated financial statements.

RIVER FINANCIAL CORPORATION

Unaudited Consolidated Statements of Cash Flows

(in thousands)

	For the Three Months
	Ended March 31,
	2026	2025
Cash Flows From Operating Activities:
Net Income	$14,147	$8,458
Adjustments to reconcile net income to net cash from operating activities:
Provision for credit losses	2,013	1,686
Provision for losses on foreclosed assets	45	7
Amortization of securities	327	494
Accretion of securities	(413)	(284)
Realized net (gain) loss on sales of securities available-for-sale	(8)	3,399
Accretion of discount on acquired loans	(2)	(2)
Accretion of deferred loan fees / costs	(1,580)	(1,560)
Amortization of core deposit intangible asset	82	110
Amortization of debt issuance costs	7	17
Stock-based compensation expense	293	289
Bank owned life insurance income	(457)	(408)
Depreciation and amortization of premises and equipment	861	811
(Gain) loss on sales of foreclosed assets	(12)	3
Deferred income tax benefit	39	62
(Increase) decrease in operating assets and (decrease) increase in operating liabilities:
Loans held-for-sale	(2,113)	861
Accrued interest receivable	(524)	(952)
Other assets	(90)	36
Accrued interest payable and other liabilities	559	(550)
Net cash from operating activities	13,174	12,477
Cash Flows Used For Investing Activities:
Activity in securities available-for-sale:
Sales of securities available-for-sale	5,172	59,459
Maturities, payments, calls of securities available-for-sale	17,085	12,092
Purchases of securities available-for-sale	(63,379)	(70,982)
Activity in securities held-to-maturity:
Maturities, payments, calls of securities held-to-maturity	1,127	1,146
Loan principal originations, net	(24,476)	(47,863)
Proceeds from sale of foreclosed assets	57	24
Purchases of premises and equipment	(2,109)	(767)
(Purchase) redemption of restricted equity securities, net	(144)	2,394
Affordable housing tax credit investments, net of amortization	(4,178)	239
Net cash used for investing activities	(70,845)	(44,258)
Cash Flows From Financing Activities:
Net increase in deposits	123,169	90,693
Net decrease in securities sold under agreements to repurchase	-	(1,434)
Repayment of Federal Home Loan Bank advances	-	(55,000)
Proceeds from exercise of common stock options	999	192
Purchase of treasury stock	(926)	(115)
Sale of treasury stock	330	752
Cash dividends	(7,832)	(4,191)
Net cash from financing activities	115,740	30,897
Net Change In Cash And Cash Equivalents	58,069	(884)
Cash and Cash Equivalents At Beginning Of Period	128,523	185,744
Cash and Cash Equivalents At End Of Period	$186,592	$184,860

Supplemental Disclosures Of Cash Flows Information:
Cash Payments For:
Interest paid to depositors	$16,450	$16,570
Interest paid on borrowings	$1,714	$1,990
Non-cash investing and financing activities:
Transfer of loans to foreclosed assets	$110	$28
Restricted stock grant	$577	$3,156

The accompanying notes are an integral part of these consolidated financial statements.

River Financial Corporation

Notes to Unaudited Consolidated Financial Statements

(amounts in thousands, except share and per share data)

Note 1 – Basis of Presentation

General

The unaudited consolidated financial statements include the accounts of River Financial Corporation (“River” or the “Company”) and its wholly owned subsidiary, River Bank & Trust (“Bank”). The Bank provides a full range of commercial and consumer banking services primarily in the Montgomery, Alabama metropolitan area, Autauga, Baldwin, Chilton, Coffee, Elmore, Etowah, Houston, Jefferson, Lauderdale, Lee, Madison, Mobile, Morgan Tallapoosa, and Tuscaloosa counties and surrounding counties in Alabama. The Bank also has been approved for a full service office in Destin, Florida which is currently operating as a loan production office. The Bank is regulated by the Federal Deposit Insurance Corporation (FDIC) and undergoes periodic examinations by this regulatory agency and the Alabama Banking Department. The Company is regulated by the Federal Reserve Bank (FRB) and is also subject to periodic examinations.

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

These interim consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and, therefore, certain information and note disclosures normally presented in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) have been omitted or abbreviated. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes as of December 31, 2025, which are contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

Note 2 – Reclassifications

Certain prior period amounts have been reclassified to conform to the presentation used in 2026. These reclassifications had no material effect on the operations, financial condition or cash flows of the Company.

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

The reconciliation of the components of the basic and diluted earnings per share is as follows (amounts in thousands):

	For the Three Months
	Ended March 31,
	2026	2025
Net earnings available to common shareholders	$14,147	$8,458
Weighted average common shares outstanding	7,812,724	7,740,082
Dilutive effect of stock options	85,597	65,025
Diluted common shares	7,898,321	7,805,107
Basic earnings per common share	$1.81	$1.09
Diluted earnings per common share	$1.79	$1.08

Note 4 – Investment Securities

The following tables summarize the amortized cost and fair value of securities available-for-sale and securities held-to-maturity and the corresponding amounts of unrealized gains and losses recognized in accumulated other comprehensive loss at March 31, 2026 and December 31, 2025 (amounts in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2026:
Securities available-for-sale:
Residential mortgage-backed	$571,368	$1,398	$(37,957)	$534,809
U.S. treasury securities	15,036	-	(191)	14,845
U.S. govt. sponsored enterprises	3,391	-	(266)	3,125
State, county, and municipal	109,246	237	(8,790)	100,693
Corporate debt obligations	13,199	18	(736)	12,481
Total available-for-sale	$712,240	$1,653	$(47,940)	$665,953

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2026:
Securities held-to-maturity:
Residential mortgage-backed	$53,384	$-	$(9,113)	$44,271
State, county, and municipal	62,724	-	(9,910)	52,814
Total held-to-maturity	$116,108	$-	$(19,023)	$97,085

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2025:
Securities available-for-sale:
Residential mortgage-backed	$537,078	$2,386	$(36,254)	$503,210
U.S. treasury securities	15,053	-	(279)	14,774
U.S. govt. sponsored enterprises	3,389	-	(251)	3,138
State, county, and municipal	102,266	366	(7,599)	95,033
Corporate debt obligations	13,194	45	(769)	12,470
Total available-for-sale	$670,980	$2,797	$(45,152)	$628,625

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2025:
Securities held-to-maturity:
Residential mortgage-backed	$54,472	$-	$(9,463)	$45,009
State, county, and municipal	62,736	-	(9,485)	53,251
Total held-to-maturity	$117,208	$-	$(18,948)	$98,260

The unrecognized losses on securities held-to-maturity presented in the tables above do not include unrecognized losses on securities that were transferred from available-for-sale to held-to-maturity totaling $1.89 million at March 31, 2026 and $1.97 million at December 31, 2025. These unrecognized losses that were transferred in 2022 are included as a separate component of stockholders' equity and are being amortized over the remaining term of the securities.

The Company has a zero loss expectation for its securities held-to-maturity (HTM) portfolio, except for U.S. State and Municipal securities, and therefore is not required to estimate an allowance for credit losses related to these securities. For HTM securities that do not have a zero loss expectation, the allowance for credit losses is based on the security’s amortized cost, excluding interest receivable, and represents the portion of the amortized cost that the Company does not expect to collect over the life of the security. The allowance for credit losses is determined using average industry credit ratings and historical loss experience, and is initially recognized upon acquisition of the securities, and subsequently remeasured on a recurring basis. The Company evaluates securities available for sale (AFS) that experienced a decline in fair value below amortized cost for credit impairment. In performing an assessment of whether any decline in fair value is due to a credit loss, the Company considers the extent to which the fair value is less than the amortized cost, changes in credit ratings, any adverse economic conditions, as well as all relevant information at the individual security level, such as credit deterioration of the issuer, explicit or implicit guarantees by the federal government or collateral underlying the security. If it is determined that the decline in fair value was due to credit losses, an allowance for credit losses is recorded, limited to the amount the fair value is less than the amortized cost basis. The non-credit related decrease in the fair value, such as a decline due to changes in market interest rates, is recorded in other comprehensive (loss) income, net of tax. The Company recognizes a credit related loss if the Company has the intent to sell the security, or it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost.

The following tables summarize securities with unrealized and unrecognized losses as of March 31, 2026 and December 31, 2025 aggregated by major security type and length of time in a continuous unrealized or unrecognized loss position (amounts in thousands):

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2026:
Securities available-for-sale:
Residential mortgage-backed	$165,414	$1,780	$258,718	$36,177	$424,132	$37,957
U.S. treasury securities	-	-	14,845	191	14,845	191
U.S. govt. sponsored enterprises	-	-	3,125	266	3,125	266
State, county & municipal	23,074	605	60,923	8,185	83,997	8,790
Corporate debt obligations	989	11	9,502	725	10,491	736
Total available-for-sale	$189,477	$2,396	$347,113	$45,544	$536,590	$47,940

Securities held-to-maturity:
Residential mortgage-backed	$-	$-	$44,271	$9,113	$44,271	$9,113
State, county & municipal	861	143	46,608	9,767	47,469	9,910
Total held-to-maturity	$861	$143	$90,879	$18,880	$91,740	$19,023

December 31, 2025:
Securities available-for-sale:
Residential mortgage-backed	$112,311	$514	$263,681	$35,740	$375,992	$36,254
U.S. treasury securities	-	-	14,774	279	14,774	279
U.S. govt. sponsored enterprises	-	-	3,138	251	3,138	251
State, county & municipal	11,656	204	61,847	7,395	73,503	7,599
Corporate debt obligations	-	-	9,455	769	9,455	769
Total available-for-sale	$123,967	$718	$352,895	$44,434	$476,862	$45,152

Securities held-to-maturity:
Residential mortgage-backed	$-	$-	$45,009	$9,463	$45,009	$9,463
State, county & municipal	873	131	47,033	9,354	47,906	9,485
Total held-to-maturity	$873	$131	$92,042	$18,817	$92,915	$18,948

The Company owned a total of 324 securities with unrealized losses of $67.0 million at March 31, 2026. The unrealized losses were primarily attributable to changes in interest rates, rather than deterioration in credit quality. The individual securities are each investment grade securities. The Company considers factors such as the financial condition of the issuer including credit ratings and specific events affecting the operations of the issuer, volatility of the security, underlying assets that collateralize the debt security, and other industry and macroeconomic conditions. The Company does not intend to sell these securities, and it is more likely than not that the Company will not be required to sell these securities before recovery of the amortized cost. The issuers of these securities continue to make timely principal and interest payments under the contractual terms of the securities. As such, there is no allowance for credit losses on securities available-for-sale or held-to-maturity recognized as of March 31, 2026 and December 31, 2025. Accrued interest receivable is not included in securities available-for-sale balances and is presented in accrued interest receivable on the consolidated statement of financial condition. Interest receivable on securities was approximately $3.2 million and $3.0 million as of March 31, 2026 and December 31, 2025, respectively, and was excluded from the estimate of credit losses.

As of March 31, 2026 and December 31, 2025, securities with a carrying value of approximately $313.6 million and $270.1 million, respectively, were pledged to secure public deposits as required by law.

During the three months ended March 31, 2026, the Company sold investment securities for proceeds of $5.2 million and realized gains of $8.3 thousand. The net gain consisted of gross gains of $8.3 thousand and no gross losses. During the three months ended March 31, 2025, the Company sold investment securities for proceeds of $59.5 million and realized losses of $3.4 million. The net loss consisted of no gross gains and gross losses of $3.4 million.

The amortized cost and estimated fair value of debt securities at March 31, 2026 and December 31, 2025, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities for residential mortgage backed securities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties. These securities are therefore not presented by maturity classification.

	March 31, 2026		December 31, 2025
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)		(In Thousands)
Securities available-for-sale
Less than 1 year	$15,036	$14,845	$15,053	$14,774
1 to 5 years	6,415	6,121	6,408	6,151
5 to 10 years	26,685	24,349	24,432	22,381
After 10 years	92,736	85,829	88,009	82,109
	140,872	131,144	133,902	125,415
Residential mortgage-backed securities	571,368	534,809	537,078	503,210
Total available-for-sale	$712,240	$665,953	$670,980	$628,625

	March 31, 2026		December 31, 2025
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)		(In Thousands)
Securities held-to-maturity
5 to 10 years	$37,218	$31,947	$37,220	$32,175
After 10 years	25,506	20,867	25,516	21,076
	62,724	52,814	62,736	53,251
Residential mortgage-backed securities	53,384	44,271	54,472	45,009
Total held-to-maturity	$116,108	$97,085	$117,208	$98,260

Note 5 – Loans, Allowance for Credit Losses and Credit Quality

Major classifications of loans at March 31, 2026 and December 31, 2025 are summarized as follows (amounts in thousands):

	March 31, 2026		December 31, 2025
	Amount	% of Total	Amount	% of Total
Residential real estate:
Closed-end 1-4 family - first lien	$921,091	34.1%	$921,918	34.4%
Closed-end 1-4 family - junior lien	18,649	0.7%	18,392	0.7%
Multi-family	71,842	2.7%	53,305	2.0%
Total residential real estate	1,011,582	37.5%	993,615	37.1%
Commercial real estate:
Nonfarm nonresidential	750,017	27.8%	755,947	28.2%
Farmland	89,851	3.3%	82,158	3.1%
Total commercial real estate	839,868	31.1%	838,105	31.3%
Construction and land development:
Residential	115,443	4.3%	117,926	4.4%
Other	136,661	5.1%	134,602	5.0%
Total construction and land development	252,104	9.4%	252,528	9.4%
Home equity lines of credit	165,004	6.1%	157,914	5.9%
Commercial loans:
Other commercial loans	321,751	11.9%	320,162	12.0%
Agricultural	80,399	3.0%	81,051	3.0%
State, county, and municipal loans	25,750	0.8%	26,130	0.9%
Total commercial loans	427,900	15.7%	427,343	15.9%
Consumer loans	51,721	1.9%	52,686	2.0%
Total gross loans	2,748,179	101.7%	2,722,191	101.6%
Allowance for credit losses	(37,871)	-1.4%	(36,011)	-1.3%
Net discounts	(2)	0.0%	(4)	0.0%
Net deferred loan fees	(8,866)	-0.3%	(8,671)	-0.3%
Net loans	$2,701,440	100.0%	$2,677,505	100.0%

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

	Real Estate Loans
			Construction	Home equity
			and land	lines
Allowance for Credit Losses	Residential	Commercial	development	of credit	Total Real Estate Loans	Commercial	Consumer	Total
Balance - December 31, 2025	$8,635	$12,138	$3,599	$2,443	$26,815	$8,700	$496	$36,011
Provision for credit losses	1,075	653	85	261	2,074	(140)	79	2,013
Loan charge-offs	(18)	-	-	-	(18)	(150)	(36)	(204)
Loan recoveries	9	1	-	-	10	31	10	51
Balance - March 31, 2026	$9,701	$12,792	$3,684	$2,704	$28,881	$8,441	$549	$37,871

Ending balance:
Individually evaluated	$45	$21	$39	$-	$105	$955	$-	$1,060
Collectively evaluated	9,656	12,771	3,645	2,704	28,776	7,486	549	36,811
Total	$9,701	$12,792	$3,684	$2,704	$28,881	$8,441	$549	$37,871

Loans:
Individually evaluated	$8,184	$2,629	$1,208	$1,393	$13,414	$954	$-	$14,368
Collectively evaluated	1,003,398	837,239	250,896	163,611	2,255,144	426,946	51,721	2,733,811
Total	$1,011,582	$839,868	$252,104	$165,004	$2,268,558	$427,900	$51,721	$2,748,179

	Real Estate Loans
			Construction	Home equity
			and land	lines
Allowance for Credit Losses	Residential	Commercial	development	of credit	Total Real Estate Loans	Commercial	Consumer	Total
Balance - December 31, 2024	$7,690	$10,629	$4,299	$1,887	$24,505	$7,072	$511	$32,088
Provision for credit losses	302	1,254	(817)	122	861	758	67	1,686
Loan charge-offs	-	-	-	-	-	(96)	(41)	(137)
Loan recoveries	11	3	-	9	23	121	17	161
Balance - March 31, 2025	$8,003	$11,886	$3,482	$2,018	$25,389	$7,855	$554	$33,798

Ending balance:
Individually evaluated	$11	$874	$-	$-	$885	$586	$34	$1,505
Collectively evaluated	7,992	11,012	3,482	2,018	24,504	7,269	520	32,293
Total	$8,003	$11,886	$3,482	$2,018	$25,389	$7,855	$554	$33,798

Loans:
Individually evaluated	$5,061	$4,388	$1	$142	$9,592	$586	$34	$10,212
Collectively evaluated	933,446	727,603	273,139	131,432	2,065,620	409,487	59,390	2,534,497
Total	$938,507	$731,991	$273,140	$131,574	$2,075,212	$410,073	$59,424	$2,544,709

The Company's unfunded lending commitments are unconditionally cancellable and therefore no allowance for credit losses has been recorded. In the event that collection of principal becomes uncertain, the Company has policies in place to reverse accrued interest in a timely manner. Therefore, the Company has made a policy election to exclude accrued interest from the measurement of the allowance for credit losses. Accrued interest on loans of $14.8 million and $14.4 million at March 31, 2026 and December 31, 2025, respectively, was included in accrued interest receivable and was excluded from the estimate of credit losses.

The following tables present the amortized cost basis of collateral dependent loans as of March 31, 2026 and December 31, 2025, by class of loans (amounts in thousands).

As of March 31, 2026
Collateral Dependent Loans	Real Estate	Equipment	Farm Land & Crops	Accounts Receivable	Total	Allowance for Credit Losses
Mortgage loans on real estate:
Residential	$8,184	$-	$-	$-	$8,184	$45
Commercial real estate	2,258	-	371	-	2,629	21
Construction and land development	1,208	-	-	-	1,208	39
Total mortgage loans on real estate	11,650	-	371	-	12,021	105
Home equity lines of credit	1,393	-	-	-	1,393	-
Commercial loans	56	635	-	263	954	955
Consumer loans	-	-	-	-	-	-
Total Loans	$13,099	$635	$371	$263	$14,368	$1,060

As of December 31, 2025
Collateral Dependent Loans	Real Estate	Equipment	Farm Land & Crops	Accounts Receivable	Total	Allowance for Credit Losses
Mortgage loans on real estate:
Residential	$7,987	$-	$-	$-	$7,987	$45
Commercial real estate	2,273	-	384	-	2,657	29
Construction and land development	389	-	-	-	389	13
Total mortgage loans on real estate	10,649	-	384	-	11,033	87
Home equity lines of credit	1,333	-	-	-	1,333	-
Commercial loans	-	456	-	268	724	724
Consumer loans	-	-	-	-	-	-
Total Loans	$11,982	$456	$384	$268	$13,090	$811

The following tables present the aging of the recorded investment in past due loans and non-accrual loans as of March 31, 2026 and December 31, 2025, by class of loans (amounts in thousands).

	Accruing Loans
As of March 31, 2026	Current	30-89 Days Past Due	90+ Days Past Due	Nonaccrual With ACL	Nonaccrual With No ACL	Total Loans
Mortgage loans on real estate:
Residential real estate	$999,487	$4,764	$-	$160	$7,171	$1,011,582
Commercial real estate	836,968	253	-	1,246	1,401	839,868
Construction and land development	250,765	472	-	58	809	252,104
Total mortgage loans on real estate	2,087,220	5,489	-	1,464	9,381	2,103,554
Home equity lines of credit	162,757	550	-	-	1,697	165,004
Commercial loans	426,454	615	34	715	82	427,900
Consumer loans	50,898	604	-	-	219	51,721
Total Loans	$2,727,329	$7,258	$34	$2,179	$11,379	$2,748,179

	Accruing Loans
As of December 31, 2025	Current	30-89 Days Past Due	90+ Days Past Due	Nonaccrual With ACL	Nonaccrual With No ACL	Total Loans
Mortgage loans on real estate:
Residential real estate	$982,042	$5,176	$83	$160	$6,154	$993,615
Commercial real estate	834,699	683	1,108	146	1,469	838,105
Construction and land development	251,778	427	-	57	266	252,528
Total mortgage loans on real estate	2,068,519	6,286	1,191	363	7,889	2,084,248
Home equity lines of credit	155,489	782	-	-	1,643	157,914
Commercial loans	426,223	530	38	379	173	427,343
Consumer loans	52,015	472	2	-	197	52,686
Total Loans	$2,702,246	$8,070	$1,231	$742	$9,902	$2,722,191

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

The following table presents loan balances classified by credit quality indicator, loan type and based on year of origination as of March 31, 2026 (amounts in thousands).

	2026	2025	2024	2023	2022	Prior	Revolving Loans	Total
Residential real estate
Pass	$58,648	$181,938	$101,927	$196,651	$297,894	$157,542	$1,407	$996,007
Special Mention	-	617	784	1,830	1,982	1,432	78	6,723
Substandard	-	909	375	2,053	3,351	2,164	-	8,852
Doubtful	-	-	-	-	-	-	-	-
Total residential real estate	$58,648	$183,464	$103,086	$200,534	$303,227	$161,138	$1,485	$1,011,582
Current-period gross charge-offs	$-	$-	$-	$18	$-	$-	$-	$18
Commercial real estate
Pass	$37,947	$176,102	$86,596	$91,779	$180,578	$222,132	$26,641	$821,775
Special Mention	-	3,749	1,251	6,902	659	1,971	708	15,240
Substandard	-	-	216	2,128	-	509	-	2,853
Doubtful	-	-	-	-	-	-	-	-
Total commercial real estate	$37,947	$179,851	$88,063	$100,809	$181,237	$224,612	$27,349	$839,868
Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-
Construction and land development
Pass	$28,102	$122,812	$42,557	$19,131	$15,634	$11,352	$11,056	$250,644
Special Mention	-	-	-	198	9	23	-	230
Substandard	12	87	623	243	-	265	-	1,230
Doubtful	-	-	-	-	-	-	-	-
Total construction and land development	$28,114	$122,899	$43,180	$19,572	$15,643	$11,640	$11,056	$252,104
Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-
Home equity lines of credit
Pass	$-	$-	$225	$633	$399	$-	$161,561	$162,818
Special Mention	-	-	-	-	-	-	489	489
Substandard	-	-	-	-	-	116	1,581	1,697
Doubtful	-	-	-	-	-	-	-	-
Total home equity lines of credit	$-	$-	$225	$633	$399	$116	$163,631	$165,004
Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-
Commercial loans
Pass	$21,138	$86,786	$53,835	$43,976	$34,160	$27,940	$154,748	$422,583
Special Mention	-	129	28	98	114	3,718	60	4,147
Substandard	-	477	250	282	18	47	96	1,170
Doubtful	-	-	-	-	-	-	-	-
Total commercial loans	$21,138	$87,392	$54,113	$44,356	$34,292	$31,705	$154,904	$427,900
Current-period gross charge-offs	$-	$6	$-	$-	$85	$59	$-	$150
Consumer loans
Pass	$5,440	$16,206	$9,165	$7,132	$5,425	$5,745	$2,098	$51,211
Special Mention	-	62	55	11	72	-	1	201
Substandard	25	53	15	58	103	49	6	309
Doubtful	-	-	-	-	-	-	-	-
Total consumer loans	$5,465	$16,321	$9,235	$7,201	$5,600	$5,794	$2,105	$51,721
Current-period gross charge-offs	$-	$2	$6	$-	$-	$28	$-	$36
Total Loans
Pass	$151,275	$583,844	$294,305	$359,302	$534,090	$424,711	$357,511	$2,705,038
Special Mention	-	4,557	2,118	9,039	2,836	7,144	1,336	27,030
Substandard	37	1,526	1,479	4,764	3,472	3,150	1,683	16,111
Doubtful	-	-	-	-	-	-	-	-
Total loans	$151,312	$589,927	$297,902	$373,105	$540,398	$435,005	$360,530	$2,748,179
Current-period gross charge-offs	$-	$8	$6	$18	$85	$87	$-	$204

The following table presents loan balances classified by credit quality indicator, loan type and based on year of origination as of December 31, 2025 (amounts in thousands).

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

Assets and liabilities measured at fair value on a recurring basis – The only assets and liabilities measured at fair value on a recurring basis are our securities available-for-sale. Information related to the Company’s assets and liabilities measured at fair value on a recurring basis at March 31, 2026 and December 31, 2025 is as follows: (amounts in thousands)

	Fair Value Measurements At Reporting Date Using:
March 31, 2026	Fair Value	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Securities available-for-sale:
Residential mortgage -backed	$534,809	$-	$534,809	$-
U.S. treasury securities	14,845	-	14,845	-
U.S. government sponsored enterprises	3,125	-	3,125	-
State, county, and municipal	100,693	-	100,693	-
Corporate debt obligations	12,481	-	12,481	-
Totals	$665,953	$-	$665,953	$-

	Fair Value Measurements At Reporting Date Using:
December 31, 2025	Fair Value	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Securities available-for-sale:
Residential mortgage -backed	$503,210	$-	$503,210	$-
U.S. treasury securities	14,774	-	14,774	-
U.S. government sponsored enterprises	3,138	-	3,138	-
State, county, and municipal	95,033	-	95,033	-
Corporate debt obligations	12,470	-	12,470	-
Totals	$628,625	$-	$628,625	$-

The Company's policy is to recognize transfers in and transfers out of levels 1, 2, and 3 as of the end of a reporting period. There were no transfers between levels from December 31, 2025 to March 31, 2026.

Assets measured at fair value on a nonrecurring basis – The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. GAAP. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a nonrecurring basis are included in the table below as of March 31, 2026 and December 31, 2025 (amounts in thousands):

	Fair Value Measurements At Reporting Date Using:
March 31, 2026	Fair Value	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral dependent loans	$13,308	$-	$-	$13,308
Foreclosed assets	1,557	-	-	1,557
Totals	$14,865	$-	$-	$14,865

December 31, 2025	Fair Value	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral dependent loans	$12,279	$-	$-	$12,279
Foreclosed assets	1,537	-	-	1,537
Totals	$13,816	$-	$-	$13,816

The Company has estimated the fair values of these assets using Level 3 inputs, specifically the appraised value of the collateral. Individually evaluated loan balances represent those collateral dependent loans where management has estimated the credit loss by comparing the loan’s carrying value against the expected realizable fair value of the collateral dependent loan for the amount of the credit loss. For Level 3 assets measured at fair value on a non-recurring basis as of March 31, 2026 and December 31, 2025 for the valuation technique, the Company used appraisals. For the significant unobservable input, the Company used appraisal discounts, and weighted average input of 15-20% was used for the period ended March 31, 2026 and December 31, 2025.

The estimated fair values, and related carrying or notional amounts, of the Company’s financial instruments as of March 31, 2026 and December 31, 2025 are as follows (amounts in thousands):

		Estimated Fair Value
March 31, 2026	Carrying Amount	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$186,592	$186,592	$-	$-
Certificates of deposit in banks	2,968	-	2,968	-
Securities held-to-maturity	116,108	-	97,085	-
Securities available-for-sale	665,953	-	665,953	-
Loans held-for-sale	11,596	-	11,596	-
Loans receivable, net	2,701,440	-	2,681,688	13,308
Accrued interest receivable	17,997	-	17,997	-
Bank owned life insurance	54,578	-	54,578	-
Restricted equity securities	8,026	-	-	8,026
Financial liabilities:
Deposits	3,450,292	-	3,205,444	-
Federal Home Loan Bank advances	100,000	-	99,918	-
Subordinated debentures	39,640	-	34,349	-
Accrued interest payable	1,756	-	1,756	-

		Estimated Fair Value
December 31, 2025	Carrying Amount	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$128,523	$128,523	$-	$-
Certificates of deposit in banks	2,968	-	2,968	-
Securities held-to-maturity	117,208	-	98,260	-
Securities available-for-sale	628,625	-	628,625	-
Loans held-for-sale	9,483	-	9,483	-
Loans receivable, net	2,677,505	-	2,667,041	12,279
Accrued interest receivable	17,473	-	17,473	-
Bank owned life insurance	54,121	-	54,121	-
Restricted equity securities	7,882	-	-	7,882
Financial liabilities:
Deposits	3,327,123	-	3,108,159	-
Federal Home Loan Bank advances	100,000	-	99,916	-
Subordinated debentures	39,633	-	34,126	-
Accrued interest payable	2,141	-	2,141	-

The estimated fair values of the standby letters of credit and loan commitments on which the committed interest rate is less than the current market rate are insignificant as of March 31, 2026 and December 31, 2025.

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

Note 7 – Recently Adopted Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 is intended to improve the disclosures for income taxes to address requests from investors, lenders, creditors and other allocators of capital (collectively, "investors") that use the financial statements to make capital allocation decisions. During the FASB's 2021 agenda consultation process and other stakeholder outreach, investors highlighted that the current system of income tax disclosures does not provide enough information to understand the tax provision for an entity that operates in multiple jurisdictions. Investors currently rely on the rate reconciliation table and other disclosures, including total income taxes paid in the statement of cash flows, to evaluate income tax risks and opportunities. The amendments in ASU 2023-09 will require consistent categories and greater disaggregation of information in the rate reconciliation disclosure as well as disclosure of income taxes paid disaggregated by jurisdiction. The amendments of ASU 2023-09 are effective for annual periods beginning after December 15, 2024, and early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The Company adopted the amendments of ASU 2023-09 effective January 1, 2025, and included the required disclosures in its Annual Report on Form 10-K for the year ending December 31, 2025. This standard has not had a material impact on the Company’s consolidated results of operations or financial position.

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

Note 9 – Defined Contribution Plan

The Company provides a 401(k) employee stock ownership plan (ESOP), which covers substantially all of the Company’s employees who are eligible, as to age and length of service. A participant may elect to make contributions up to $24.5 thousand and $23.5 thousand of the participant’s annual compensation in 2026 and 2025, respectively. The Company makes contributions up to 3% of each participant’s annual compensation and the Company matches 50% of the next 2% contributed by the employee. Contributions to the plan by the Company were approximately $281 thousand and $253 thousand for the three months ended March 31, 2026 and 2025, respectively. Outstanding shares of the Company’s common stock allocated to participants at March 31, 2026 and December 31, 2025 totaled 217,095 shares and there were no unallocated shares. These shares are treated as outstanding for purposes of calculating earnings per share and dividends on these shares are included in the Consolidated Statements of Changes in Stockholders’ Equity.

The Company’s ESOP includes a put option for shares of the Company’s common stock distributed from the ESOP. Shares are distributed from the ESOP primarily to separate vested participants and certain eligible participants who elect to diversify their account balances. Since the Company’s common stock is not currently traded on an established securities market, if the owners of distributed shares desire to sell their shares, the Company is required to purchase the shares at fair value during two put option periods following the distribution of the shares from the ESOP. The first put option period is within sixty days following the distribution of the shares from the ESOP. The second put option period begins on the first day of the fifth month of the plan year for a sixty day period. The fair value of distributed shares subject to the put option totaled $0 as of March 31, 2026 and December 31, 2025. The cost of the ESOP shares totaled $6.23 million as of March 31, 2026 and December 31, 2025. Due to the Company’s obligation under the put option, the distributed shares and ESOP shares are classified as temporary equity in the mezzanine section of the consolidated statements of financial condition and totaled $6.23 million as of March 31, 2026 and December 31, 2025. The fair value of the ESOP shares totaled $10.85 million as of March 31, 2026 and December 31, 2025.

Note 10 – Loans Held for Sale

The Company has entered into agreements with secondary market investors to deliver loans on a “best efforts delivery” basis. When a rate is committed to a borrower, it is based on the best price that day and locked with the investor for the customer for a thirty day period. In the event the loan is not delivered to the investor, the Company has no risk or exposure with the investor. The fair values of the Company’s agreements with investors and rate lock commitments to customers as of March 31, 2026 and December 31, 2025, respectively, were not material.

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

Lease Right-of-Use Assets	Classification on Consolidated Statement of Financial Condition	March 31, 2026	December 31, 2025
Operating lease right-of-use assets	Other assets	$6,649	$6,467

Lease Liabilities	Classification on Consolidated Statement of Financial Condition	March 31, 2026	December 31, 2025
Operating lease liabilities	Accrued interest payable and other liabilities	$6,812	$6,622

	March 31, 2026	December 31, 2025
Weighted-average remaining lease term for operating leases	9.64 Years	9.58 Years
Weighted-average discount rate for operating leases	6.00%	6.00%

Future minimum payments for operating leases with initial or remaining terms of one year or more as of March 31, 2026 are as follows:

Operating Leases
April 1, 2026 - March 31, 2027	$1,133
April 1, 2027 - March 31, 2028	1,041
April 1, 2028 - March 31, 2029	784
April 1, 2029 - March 31, 2030	763
April 1, 2030 - March 31, 2031	751
Afterward	4,960
Total future minimum lease payments	9,432
Amounts representing interest	(2,620)
Present value of net future minimum lease payments	$6,812

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with our condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q, as well as our audited consolidated financial statements and related notes thereto for the year ended December 31, 2025, which are contained in the Annual Report on Form 10-K for the year ended December 31, 2025. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions that could cause actual results to differ materially from our expectations. Factors that could cause such differences are discussed in our 2025 Annual Report on Form 10-K under “Part I, Item 1A - Risk Factors.” We assume no obligation to update any of these forward-looking statements.

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

Our Business

We are a bank holding company headquartered in Prattville, Alabama. We engage in the business of banking through our wholly-owned banking subsidiary, River Bank & Trust, which we may refer to as the “Bank” or “River Bank.” Through the Bank, we provide a broad array of financial services to businesses, business owners, professionals, and consumers. As of March 31, 2026, we operated twenty-four full-service banking offices in Alabama in the cities of Montgomery, Prattville, Millbrook, Wetumpka, Auburn, Opelika, Gadsden, Alexander City, Daphne, Clanton, Dothan, Enterprise, Mobile, Decatur, Huntsville, Saraland, Birmingham, Florence, and Tuscaloosa, Alabama. The Bank also has been approved for a full service office in Destin, Florida which is currently operating as a loan production office.

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

Overview of First Quarter 2026 Results

Net income was $14.1 million in the quarter ended March 31, 2026, compared with $8.5 million in the quarter ended March 31, 2025. Several significant measures from the 2026 first quarter include:

•
Net interest margin (taxable equivalent) of 3.73%, compared with 3.31% for the first quarter of 2025.
•
Net interest income increase of $5.6 million for the quarter ended March 31, 2026, representing a 20.15% rate of increase over the quarter ended March 31, 2025.
•
Annualized return on average earning assets for the quarter ended March 31, 2026 of 1.55% compared with 0.99% for the quarter ended March 31, 2025.
•
Annualized return on average equity for the quarter ended March 31, 2026 of 18.59% compared with 14.34% for the quarter ended March 31, 2025.
•
Loan increase of $25.8 million during the quarter ended March 31, 2026, representing a 3.80% annualized growth rate.
•
Securities increase of $36.2 million during the quarter ended March 31, 2026, representing a 19.43% annualized increase for the quarter.
•
Deposit increase of $123.2 million during the quarter ended March 31, 2026, representing a 14.81% annualized growth rate.
•
Stockholders’ equity increase of $4.1 million during the quarter ended March 31, 2026, representing a 5.61% annualized increase.
•
Book value per share of $38.91 at March 31, 2026, compared with $38.71 per share at December 31, 2025.
•
Tangible book value per share of $35.29 at March 31, 2026, compared with $35.05 at December 31, 2025.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared based on the application of certain accounting policies, the most significant of which are described in the notes to the financial statements for the year ended December 31, 2025, which are contained in our Annual Report filed on Form 10-K. Certain of these policies require numerous estimates and strategic or economic assumptions that may prove inaccurate or subject to variation and may significantly affect our reported results and financial position for the current period or future periods. The use of estimates, assumptions, and judgment is necessary when financial assets and liabilities are required to be recorded at or adjusted to reflect fair value. Assets carried at fair value inherently result in more financial statement volatility. Fair values and information used to record valuation adjustments for certain assets and liabilities are based on quoted market prices or are provided by other independent third-party sources, when available. When such information is not available, management estimates valuation adjustments. Changes in underlying factors, assumptions or estimates in any of these areas could have a material impact on our future financial condition and results of operations.

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

Comparison of the Results of Operations for the three months ended March 31, 2026 and 2025

The following is a narrative discussion and analysis of significant changes in our results of operations for the three months ended March 31, 2026 compared to the three months ended March 31, 2025.

Net Income

During the three months ended March 31, 2026, our net income was $14.1 million, compared to $8.5 million for the three months ended March 31, 2025, an increase of $5.7 million, or 67.26%. The primary reason for the increase in net income for the first quarter of 2026 as compared to the first quarter of 2025 was an increase in net interest income offset by an increase in noninterest expense. During the three months ended March 31, 2026, net interest income was $33.3 million compared to $27.8 million for the three months ended March 31, 2025, an increase of $5.6 million, or 20.15%. This increase is a result of loan growth and higher yields on new and repricing loans. Total noninterest income for the first three months of 2026 was $5.7 million compared to $1.9 million in the first three months of 2025. This increase in noninterest income was primarily the result of the gain on sales of investment securities which totaled $8.3 thousand in the first three months of 2026 compared to the loss on sales of investment securities which totaled $3.4 million in the first three months of 2025. Total noninterest expense in the first quarter of 2026 increased $1.6 million, or 9.35%, from the first quarter of 2025. The most significant increases were attributable to the $1.8 million increase in salaries and employee benefits.

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

Comparison of net interest income for the three months ended March 31, 2026 and 2025

The following table shows, for the three months ended March 31, 2026 and 2025, the average balances of each principal category of our earning assets and interest bearing liabilities and the average taxable equivalent yields on assets and average costs of liabilities. These yields and costs are calculated by dividing the income or expense by the average daily balance of the associated assets or liabilities (amounts in thousands).

	Three Months Ended March 31, 2026			Three Months Ended March 31, 2025
		Interest			Interest
	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Yield/Rate	Balance	Expense	Yield/Rate
Interest earning assets
Loans	$2,725,612	$43,800	6.52%	$2,509,015	$39,994	6.46%
Mortgage loans held for sale	10,253	129	5.09%	5,698	76	5.44%
Investment securities:
Taxable securities	726,371	5,651	3.16%	743,819	4,669	2.55%
Tax-exempt securities	86,606	790	3.70%	67,544	511	3.07%
Interest bearing balances in other banks	70,744	667	3.82%	88,483	999	4.58%
Federal funds sold	32,700	303	3.76%	16,278	181	4.51%
Total interest earning assets	$3,652,286	$51,340	5.70%	$3,430,837	$46,430	5.49%

Interest bearing liabilities
Interest bearing transaction accounts	$798,255	$2,916	1.48%	$736,095	$2,833	1.56%
Savings and money market accounts	1,067,167	6,180	2.35%	1,006,245	6,538	2.64%
Time deposits	830,136	7,294	3.56%	701,689	7,035	4.07%
Short-term borrowings	100	1	4.37%	20,882	172	3.34%
Federal Home Loan Bank advances	100,000	914	3.71%	150,611	1,472	3.96%
Subordinated debentures	40,000	469	4.75%	40,000	413	4.19%
Total interest bearing liabilities	$2,835,658	$17,774	2.54%	$2,655,522	$18,463	2.82%
Noninterest-bearing funding of earning assets	816,628	-	0.00%	775,315	-	0.00%
Total cost of funding earning assets	$3,652,286	$17,774	1.97%	$3,430,837	$18,463	2.18%
Net interest rate spread			3.16%			2.67%
Net interest income/margin (taxable equivalent)		$33,566	3.73%		$27,967	3.31%
Tax equivalent adjustment		(225)			(217)
Net interest income/margin		$33,341	3.70%		$27,750	3.28%

The following table reflects, for the three months ended March 31, 2026 and 2025, the changes in our net interest income due to variances in the volume of interest earning assets and interest bearing liabilities and variances in the associated rates earned or paid on these assets and liabilities (amounts in thousands).

	Three Months Ended March 31, 2026 vs.
	Three Months Ended March 31, 2025
		Variance
		due to
	Volume	Yield/Rate	Total
Interest earning assets
Loans	$3,403	$403	$3,806
Mortgage loans held for sale	62	(9)	53
Investment securities:
Taxable securities	(111)	1,093	982
Tax-exempt securities	144	135	279
Interest bearing balances in other banks	(199)	(133)	(332)
Federal funds sold	182	(60)	122
Total interest earning assets	$3,481	$1,429	$4,910

Interest bearing liabilities
Interest bearing transaction accounts	$239	$(156)	$83
Savings and money market accounts	397	(755)	(358)
Time deposits	1,289	(1,030)	259
Short-term borrowings	(170)	(1)	(171)
Federal Home Loan Bank advances	(494)	(64)	(558)
Subordinated debentures	-	56	56
Total interest bearing liabilities	$1,261	$(1,950)	$(689)

Net interest income
Net interest income (taxable equivalent)	$2,220	$3,379	$5,599
Taxable equivalent adjustment	4	(12)	(8)
Net interest income	$2,224	$3,367	$5,591

Total interest income for the three months ended March 31, 2026 was $51.1 million and total interest expense was $17.8 million, resulting in net interest income of $33.3 million for the period. For the same period of 2025, total interest income was $46.2 million and total interest expense was $18.5 million, resulting in net interest income of $27.8 million for the period. This represents a 20.15% increase in net interest income when comparing the same period from 2026 and 2025. When comparing the variances related to interest income for the three months ended March 31, 2026 and 2025, the increase was primarily attributed to increases in average volumes in loans and loan and investment security yields. The volume related increase in interest income for the three months ended March 31, 2026 was accompanied by an increase in the yield on loans and investment securities. When comparing variances related to interest expense for the three months ended March 31, 2026 and 2025, the decrease primarily resulted from a decrease in deposit interest rates and a reduction in FHLB advances outstanding. The decrease in interest expense resulting from interest rate decreases was partially offset by an increase in the average volume of deposits.

Provision for Credit Losses

The provision for credit losses represents a charge to earnings necessary to establish an allowance for credit losses that, in management's evaluation, is adequate to provide coverage for all expected credit losses. As a result of evaluating the allowance for credit losses at March 31, 2026, management recorded a provision for credit losses of $2.01 million in the first quarter of 2026 compared to $1.69 million in the first quarter of 2025. The increased provision for credit losses allocated was primarily due to the growth of our overall loan portfolio. In management’s evaluation, our allowance for credit losses reflects an amount we believe appropriate, based on our allowance assessment methodology, to adequately cover all expected future losses as of the date the allowance is determined.

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

The following table sets forth the principal components of noninterest income for the periods indicated (amounts in thousands).

	For the Three Months
	Ended March 31,
	2026	2025
Service charges and fees	$2,432	$2,134
Investment brokerage revenue	377	295
Mortgage operations	1,695	1,031
Bank owned life insurance income	457	408
Net gain (loss) on sales of investment securities	8	(3,399)
Other noninterest income	762	1,391
Total noninterest income	$5,731	$1,860

Noninterest income for the three months ended March 31, 2026 was $5.7 million compared to $1.9 million for the same period in 2025. The most significant increase in noninterest income was due to a gain on sales of investment securities of $8.0 thousand for the three months ended March 31, 2026 compared to a $3.4 million loss on sales of investment securities for the same period in 2025. The most significant decrease in noninterest income was an overall decrease in other noninterest income of $629 thousand which related to one time contract revenue negotations that were recognized in 2025.

Noninterest Expense

Noninterest expenses consist primarily of salaries and employee benefits, building occupancy and equipment expenses, advertising and promotion expenses, data processing expenses, legal and professional services and miscellaneous other operating expenses.

The following table sets forth the principal components of noninterest expense for the periods indicated (amounts in thousands).

	For the Three Months
	Ended March 31,
	2026	2025
Salaries and employee benefits	$11,605	$9,758
Occupancy expenses	1,212	1,022
Equipment rentals, depreciation, and maintenance	625	547
Telephone and communications	126	112
Advertising and business development	269	256
Data processing	1,112	1,129
Foreclosed assets, net	33	14
Federal deposit insurance and other regulatory assessments	702	778
Legal and other professional services	330	1,310
Other operating expense	2,423	1,935
Total noninterest expense	$18,437	$16,861

Noninterest expense for the three months ended March 31, 2026 totaled $18.4 million compared with $16.9 million for the same period of 2025. The overall increase was primarily a result of the increase in salaries and employee benefits that was offset by the decrease in legal and other professional services. Legal and other professional services decreased $980 thousand, or 74.81%, to $330 thousand in the first three months of 2026 from $1.3 million in the first three months of 2025. $913 thousand of the decrease related to one time professional fees paid for vendor contract negotiations in 2025. Salaries and employee benefits increased $1.8 million, or 18.93%, to $11.6 million in the in the first three months of 2026 from $9.8 million in the first three months of 2025.

Provision for Income Taxes

We recognized income tax expense of $4.5 million for the three months ended March 31, 2026, compared to $2.6 million for the three months ended March 31, 2025. The effective tax rate for the three months ended March 31, 2026 was 24.0% compared to 23.5% for the same period in 2025. The effective tax rate is affected by levels of items of income that are not subject to federal and/or state taxation and by levels of items of expense that are not deductible for federal and/or state income tax purposes.

Comparison of Financial Condition at March 31, 2026 and December 31, 2025

Overview

Our total assets increased $127.9 million, or 3.38%, from December 31, 2025 to March 31, 2026. Loans, net of deferred fees and discounts, increased $25.8 million, or 0.95%, from December 31, 2025 to March 31, 2026. Securities available-for-sale increased by $37.3 million, or 5.94%, and securities held-to-maturity decreased by $1.1 million, or 0.94%, from December 31, 2025 to March 31, 2026, respectively. Cash and cash equivalents increased $58.1 million, or 45.18% from December 31, 2025 to March 31, 2026. Total deposits increased $123.2 million, or 3.70%, from December 31, 2025 to March 31, 2026 which funded of our loan growth. Total stockholders’ equity increased $4.1 million, or 1.40% from December 31, 2025 to March 31, 2026.

Investment Securities

We use our securities portfolio primarily to enhance our overall yield on interest-earning assets and as a source of liquidity, as a tool to manage our balance sheet sensitivity and regulatory capital ratios, and as a base upon which to pledge assets for public deposits. When our liquidity position exceeds current needs and our expected loan demand, other investments are considered as a secondary earnings alternative. As investments mature, they are used to meet current cash needs, or they are reinvested to maintain our desired liquidity position. We have designated the majority of our securities as available-for-sale to provide flexibility, in case an immediate need for liquidity arises, and we believe that the composition of the portfolio offers needed flexibility in managing our liquidity position and interest rate sensitivity without adversely impacting our regulatory capital levels. In certain cases, we have designated securities as held-to-maturity to protect capital from changes in the value of the securities portfolio. Securities available-for-sale are reported at fair value with unrealized gains or losses reported as a separate component of other comprehensive (loss) income, net of related deferred taxes while securities held-to-maturity are reported at amortized cost. Purchase premiums and discounts are recognized in income using the interest method over the terms of the securities.

During the three months ended March 31, 2026, we purchased investment securities totaling $63.4 million and sold investment securities with proceeds received of $5.2 million including net realized gains of $8.3 thousand.

The following tables summarize the amortized cost, gross unrealized gains, gross unrealized losses, and fair value of debt securities at March 31, 2026 and December 31, 2025 (amounts in thousands).

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2026:
Securities available-for-sale:
Residential mortgage-backed	$571,368	$1,398	$(37,957)	$534,809
U.S. treasury securities	15,036	-	(191)	14,845
U.S. govt. sponsored enterprises	3,391	-	(266)	3,125
State, county, and municipal	109,246	237	(8,790)	100,693
Corporate debt obligations	13,199	18	(736)	12,481
Total available-for-sale	$712,240	$1,653	$(47,940)	$665,953

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2026:
Securities held-to-maturity:
Residential mortgage-backed	$53,384	$-	$(9,113)	$44,271
State, county, and municipal	62,724	-	(9,910)	52,814
Total held-to-maturity	$116,108	$-	$(19,023)	$97,085

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2025:
Securities available-for-sale:
Residential mortgage-backed	$537,078	$2,386	$(36,254)	$503,210
U.S. treasury securities	15,053	-	(279)	14,774
U.S. govt. sponsored enterprises	3,389	-	(251)	3,138
State, county, and municipal	102,266	366	(7,599)	95,033
Corporate debt obligations	13,194	45	(769)	12,470
Total available-for-sale	$670,980	$2,797	$(45,152)	$628,625

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2025:
Securities held-to-maturity:
Residential mortgage-backed	$54,472	$-	$(9,463)	$45,009
State, county, and municipal	62,736	-	(9,485)	53,251
Total held-to-maturity	$117,208	$-	$(18,948)	$98,260

Loans

Loans are the largest category of interest earning assets and typically provide higher yields than other types of interest earning assets. Associated with the higher loan yields are the inherent credit and liquidity risks which management attempts to control and counterbalance. Total loans averaged $2.73 billion during the three months ended March 31, 2026, or 74.6% of average interest earning assets, as compared to $2.51 billion, or 73.1% of average interest earning assets, for the three months ended March 31, 2025. At March 31, 2026, total loans were $2.74 billion, compared to $2.71 billion at December 31, 2025, an increase of $25.8 million, or 0.95%.

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

The following table provides a summary of the loan portfolio as of March 31, 2026, and December 31, 2025.

	March 31, 2026		December 31, 2025
	Amount	% of Total	Amount	% of Total
Residential real estate:
Closed-end 1-4 family - first lien	$921,091	34.1%	$921,918	34.4%
Closed-end 1-4 family - junior lien	18,649	0.7%	18,392	0.7%
Multi-family	71,842	2.7%	53,305	2.0%
Total residential real estate	1,011,582	37.5%	993,615	37.1%
Commercial real estate:
Nonfarm nonresidential	750,017	27.8%	755,947	28.2%
Farmland	89,851	3.3%	82,158	3.1%
Total commercial real estate	839,868	31.1%	838,105	31.3%
Construction and land development:
Residential	115,443	4.3%	117,926	4.4%
Other	136,661	5.1%	134,602	5.0%
Total construction and land development	252,104	9.4%	252,528	9.4%
Home equity lines of credit	165,004	6.1%	157,914	5.9%
Commercial loans:
Other commercial loans	321,751	11.9%	320,162	12.0%
Agricultural	80,399	3.0%	81,051	3.0%
State, county, and municipal loans	25,750	0.8%	26,130	0.9%
Total commercial loans	427,900	15.7%	427,343	15.9%
Consumer loans	51,721	1.9%	52,686	2.0%
Total gross loans	2,748,179	101.7%	2,722,191	101.6%
Allowance for credit losses	(37,871)	-1.4%	(36,011)	-1.3%
Net discounts	(2)	0.0%	(4)	0.0%
Net deferred loan fees	(8,866)	-0.3%	(8,671)	-0.3%
Net loans	$2,701,440	100.0%	$2,677,505	100.0%

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

Real estate loans are the largest component of our loan portfolio and include residential real estate loans, commercial real estate loans, and construction and land development loans. At March 31, 2026, this category totaled $2.10 billion, or 76.54% of total gross loans, compared to $2.08 billion, or 76.57%, at December 31, 2025. Real estate loans increased $19.3 million, or 0.93%, during the period December 31, 2025 to March 31, 2026. Commercial loans increased $557 thousand, or 0.13% during the same period. Our management team and lending officers have a great deal of experience and expertise in real estate lending and commercial lending.

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

The repayment of loans is a source of additional liquidity for us. The following table sets forth our variable rate and fixed rate loans maturing within specific intervals at March 31, 2026.

LOAN MATURITY AND SENSITIVITY TO CHANGES IN INTEREST RATES

		Over one	Over five
	One year	year through	years through	Over fifteen
Variable Rate Loans:	or less	five years	fifteen years	years	Total
Residential real estate:
Closed-end 1-4 family - first lien	$16,711	$9,945	$7,327	$520,107	$554,090
Closed-end 1-4 family - junior lien	815	3,266	147	120	4,348
Multi-family	496	19,499	-	-	19,995
Total residential real estate	18,022	32,710	7,474	520,227	578,433
Commercial real estate:
Nonfarm nonresidential	15,180	54,351	10,882	8,448	88,861
Farmland	4,449	3,392	-	-	7,841
Total commercial real estate	19,629	57,743	10,882	8,448	96,702
Construction and land development:
Residential	29,985	3,156	228	27,736	61,105
Other	30,301	20,675	6,484	-	57,460
Total construction and land development	60,286	23,831	6,712	27,736	118,565
Home equity lines of credit	8,793	6,717	127,272	-	142,782
Commercial loans:
Other commercial loans	78,738	43,132	10,421	-	132,291
Agricultural	55,831	3,231	361	-	59,423
State, county, and municipal loans	100	-	-	-	100
Total commercial loans	134,669	46,363	10,782	-	191,814
Consumer loans	1,475	1,216	-	-	2,691
Total gross variable rate loans	$242,874	$168,580	$163,122	$556,411	$1,130,987

		Over one	Over five
	One year	year through	years through	Over fifteen
Fixed Rate Loans:	or less	five years	fifteen years	years	Total
Residential real estate:
Closed-end 1-4 family - first lien	$45,931	$165,848	$53,959	$101,263	$367,001
Closed-end 1-4 family - junior lien	1,870	10,869	1,275	287	14,301
Multi-family	857	44,135	3,152	3,703	51,847
Total residential real estate	48,658	220,852	58,386	105,253	433,149
Commercial real estate:
Nonfarm nonresidential	65,386	407,445	184,573	3,752	661,156
Farmland	7,621	63,195	11,029	165	82,010
Total commercial real estate	73,007	470,640	195,602	3,917	743,166
Construction and land development:
Residential	51,713	2,189	-	436	54,338
Other	19,989	44,125	14,732	355	79,201
Total construction and land development	71,702	46,314	14,732	791	133,539
Home equity lines of credit	1,001	818	20,133	270	22,222
Commercial loans:
Other commercial loans	25,685	124,450	39,207	118	189,460
Agricultural	4,477	14,009	2,490	-	20,976
State, county, and municipal loans	1,491	11,211	12,948	-	25,650
Total commercial loans	31,653	149,670	54,645	118	236,086
Consumer loans	6,442	24,724	17,346	518	49,030
Total fixed rate gross loans	$232,463	$913,018	$360,844	$110,867	$1,617,192

		Over one	Over five
	One year	year through	years through	Over fifteen
Total Loans:	or less	five years	fifteen years	years	Total
Residential real estate:
Closed-end 1-4 family - first lien	$62,642	$175,793	$61,286	$621,370	$921,091
Closed-end 1-4 family - junior lien	2,685	14,135	1,422	407	18,649
Multi-family	1,353	63,634	3,152	3,703	71,842
Total residential real estate	66,680	253,562	65,860	625,480	1,011,582
Commercial real estate:
Nonfarm nonresidential	80,566	461,796	195,455	12,200	750,017
Farmland	12,070	66,587	11,029	165	89,851
Total commercial real estate	92,636	528,383	206,484	12,365	839,868
Construction and land development:
Residential	81,698	5,345	228	28,172	115,443
Other	50,290	64,800	21,216	355	136,661
Total construction and land development	131,988	70,145	21,444	28,527	252,104
Home equity lines of credit	9,794	7,535	147,405	270	165,004
Commercial loans:
Other commercial loans	104,423	167,582	49,628	118	321,751
Agricultural	60,308	17,240	2,851	-	80,399
State, county, and municipal loans	1,591	11,211	12,948	-	25,750
Total commercial loans	166,322	196,033	65,427	118	427,900
Consumer loans	7,917	25,940	17,346	518	51,721
Total gross loans	$475,337	$1,081,598	$523,966	$667,278	$2,748,179

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

The following table presents a summary of changes in the allowance for credit losses for the periods indicated (amounts in thousands).

	As of and for the
	Three Months Ended:
	March 31,	March 31,
	2026	2025
Allowance for credit losses at beginning of period	$36,011	$32,088
Charge-offs:
Mortgage loans on real estate:
Residential real estate	18	-
Commercial real estate	-	-
Construction and land development	-	-
Total mortgage loans on real estate	18	-
Home equity lines of credit	-	-
Commercial	150	96
Consumer	36	41
Total	204	137

Recoveries:
Mortgage loans on real estate:
Residential real estate	9	11
Commercial real estate	1	3
Construction and land development	-	-
Total mortgage loans on real estate	10	14
Home equity lines of credit	-	9
Commercial	31	121
Consumer	10	17
Total	51	161

Net charge-offs	153	(24)
Provision for credit losses	2,013	1,686
Allowance for credit losses at end of period	$37,871	$33,798

Total loans outstanding, net of deferred loan fees	2,739,311	2,536,243
Average loans outstanding, net of deferred loan fees	2,725,612	2,509,015
Allowance for credit losses to period end loans	1.38%	1.33%
Net charge-offs to average loans (annualized)	0.02%	0.00%

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

	March 31, 2026		December 31, 2025
		Percent of		Percent of
	Amount	Total	Amount	Total
Mortgage loans on real estate:
Residential real estate	$9,701	25.7%	$8,635	23.9%
Commercial real estate	12,792	33.8%	12,138	33.7%
Construction and land development	3,684	9.7%	3,599	10.0%
Total mortgage loans on real estate	26,177	69.2%	24,372	67.6%
Home equity lines of credit	2,704	7.1%	2,443	6.8%
Commercial	8,441	22.3%	8,700	24.2%
Consumer	549	1.4%	496	1.4%
Total	$37,871	100.0%	$36,011	100.0%

Nonperforming Assets

The following table presents our nonperforming assets as of the dates indicated (amounts in thousands):

	March 31,		December 31,
	2026	2025	2025
Nonaccrual loans	$13,558	$8,459	$10,644
Accruing loans past due 90 days or more	34	26	1,231
Total nonperforming loans	13,592	8,485	11,875
Foreclosed assets	1,557	124	1,537
Total nonperforming assets	$15,149	$8,609	$13,412

Allowance for credit losses to period end loans	1.38%	1.33%	1.33%
Allowance for credit losses to period end nonperforming loans	278.65%	398.33%	303.25%
Net charge-offs to average loans (annualized)	0.02%	0.00%	0.13%
Nonperforming assets to period end loans and foreclosed property	0.55%	0.34%	0.49%
Nonperforming loans to period end loans	0.50%	0.33%	0.44%
Nonperforming assets to total assets	0.39%	0.24%	0.35%
Period end loans	$2,739,311	$2,536,243	$2,713,516
Period end total assets	$3,915,239	$3,632,568	$3,787,385
Allowance for credit losses	$37,871	$33,798	$36,011
Average loans for the period	$2,725,612	$2,509,015	$2,590,122
Net charge-offs for the period	$153	$(24)	$3,321
Period end loans plus foreclosed property	$2,740,868	$2,536,367	$2,715,053

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

The following table details the composition of our deposit portfolio as of March 31, 2026, and December 31, 2025.

	March 31, 2026		December 31, 2025
		Percent of		Percent of
	Amount	Total	Amount	Total
Demand deposits, non-interest bearing	$703,569	20.4%	$666,615	20.0%
Demand deposits, interest bearing	820,277	23.8%	830,412	25.0%
Money market accounts	959,619	27.8%	912,537	27.4%
Savings deposits	132,736	3.8%	117,236	3.5%
Time certificates of $250 thousand or more	486,832	14.1%	454,244	13.7%
Other time certificates	347,259	10.1%	346,079	10.4%
Totals	$3,450,292	100.0%	$3,327,123	100.0%

Total deposits were $3.45 billion at March 31, 2026, an increase of $123.2 million from December 31, 2025 with the increase resulting mainly in the balances of money market accounts and non-interest bearing demand deposit accounts. Some of our demand deposit accounts are seasonal and have expected balance fluctuations. The seasonality of these demand deposits is related to property tax collections and to agricultural production.

The following table presents the Bank’s time certificates of deposits by various maturities as of March 31, 2026 (amounts in thousands).

	All Time Deposits	Time Deposits $250 or more	Time Deposits less than $250
Three months or less	$263,278	$116,438	$146,840
Greater than three months through six months	295,860	199,451	96,409
Greater than six months through one year	206,053	128,438	77,615
Greater than one year through three years	64,515	40,986	23,529
Greater than three years	4,385	1,519	2,866
Total	$834,091	$486,832	$347,259

Other Funding Sources

We supplement our deposit funding with wholesale funding when needed for balance sheet planning and management or when the terms are attractive and will not disrupt our offering rates in our markets. A source we have used for wholesale funding is the Federal Home Loan Bank of Atlanta (FHLB). The line of credit with the FHLB is secured by pledges of various loans in our loan portfolio. At March 31, 2026, the FHLB line of credit available was $458.6 million and at December 31, 2025 it was $456.8 million. As of March 31, 2026 and December 31, 2025, we had $100.0 million Federal Home Loan Bank advances outstanding. We also have lines of credit for federal funds borrowings with other banks that totaled $120.0 million and $100.0 million at March 31, 2026 and December 31, 2025, respectively. Furthermore, we have pledged certain loans to the Federal Reserve Bank (FRB) to secure a line of credit. At March 31, 2026, the FRB line of credit available was $423.8 million and at December 31, 2025, the FRB line of credit available was $401.8 million. Another source that we have used for wholesale funding is the Federal Reserve Bank discount window. At both March 31, 2026 and December 31, 2025, we had no borrowings outstanding with the Federal Reserve Bank discount window.

On August 9, 2021, the Company entered into a line of credit agreement with ServisFirst Bank for $10 million. The line of credit agreement was amended on March 17, 2023 to increase the line to $20 million. The line of credit is to be used for general capital needs and investments. The line, when drawn, will require quarterly payments of interest only. The line of credit was amended on March 15, 2024 and extended the maturity date 24 months to March 15, 2026. Additionally, the amendment dated March 15, 2024 increased the interest rate float at Wall Street Journal Prime with a floor of 4.50% up from 3.25%. The line of credit was amended on March 15, 2026 and extended the maturity date 24 months to March 15, 2028. The line of credit is secured by 51% of the Bank's stock.

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

Cash and cash equivalents at March 31, 2026 and December 31, 2025, were $186.6 million and $128.5 million, respectively. Based on recorded cash and cash equivalents, management believes River Financial Corporation’s liquidity resources were sufficient at March 31, 2026 to fund loans and meet other cash needs as necessary.

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

Financial instruments whose contract amount represents credit risk at March 31, 2026 and December 31, 2025 were as follows (amounts in thousands):

	March 31, 2026	December 31, 2025
Commitments to extend credit	$475,525	$450,991
Stand-by and performance letters of credit	9,100	8,786
Total	$484,625	$459,777

Contractual Obligations

While our liquidity monitoring and management considers both present and future demands for and sources of liquidity, the following table of contractual commitments focuses only on future obligations as of March 31, 2026 (amounts in thousands).

		Due after 1	Due after 3
	Due in 1	through	through	Due after
	year or less	3 years	5 years	5 years	Total
Deposits without a stated maturity	$2,616,201	$-	$-	$-	$2,616,201
Certificates of deposit of less than $250 thousand	320,864	23,529	2,830	36	347,259
Certificates of deposit of $250 thousand or more	444,327	40,986	1,154	365	486,832
Federal Home Loan Bank advances	-	40,000	-	60,000	100,000
Subordinated debt	-	-	40,000	-	40,000
Operating leases	1,133	1,825	1,514	4,960	9,432
Total contractual obligations	$3,382,525	$106,340	$45,498	$65,361	$3,599,724

Capital Position and Dividends

At March 31, 2026 and December 31, 2025, total stockholders’ equity was $297.7 million and $293.6 million, respectively. The increase of approximately $4.1 million resulted mainly from the net change in retained earnings and accumulated other comprehensive loss for the three months ended March 31, 2026. Retained earnings for the first three months of 2026 increased $6.3 million while accumulated other comprehensive loss also increased $2.9 million. The ratio of stockholders’ equity to total assets was 7.60% and 7.75% at March 31, 2026 and December 31, 2025, respectively.

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

Management believes, as of March 31, 2026 and December 31, 2025, that the Company and Bank meet all capital adequacy requirements to which they are subject. The following tables present the Company's and Bank’s capital amounts and ratios as of March 31, 2026 and December 31, 2025 with the required minimum levels for capital adequacy purposes including the capital conservation buffer under Basel III and minimum levels to be well capitalized (as defined) under the regulatory prompt corrective action regulations.

As of March 31, 2026:
					To Be Well Capitalized
			Required For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Regulations (1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
River Financial Corporation:
Total Capital (To Risk-Weighted Assets)	$386,565	13.821%	$293,683	>= 10.500%	N/A	N/A
Common Equity Tier 1 Capital (To Risk-Weighted Assets)	311,928	11.152%	195,789	>= 7.000%	N/A	N/A
Tier 1 Capital (To Risk-Weighted Assets)	311,928	11.152%	237,744	>= 8.500%	N/A	N/A
Tier 1 Capital (To Average Assets)	311,928	8.135%	153,383	>= 4.000%	N/A	N/A

River Bank:
Total Capital (To Risk-Weighted Assets)	$385,353	13.778%	$293,682	>= 10.500%	$279,697	>= 10.00%
Common Equity Tier 1 Capital (To Risk-Weighted Assets)	350,355	12.526%	195,788	>= 7.000%	181,804	>= 6.50%
Tier 1 Capital (To Risk-Weighted Assets)	350,355	12.526%	237,743	>= 8.500%	223,758	>= 8.00%
Tier 1 Capital (To Average Assets)	350,355	9.137%	153,382	>= 4.000%	191,727	>= 5.00%
(1) the prompt corrective action provisions are applicable at the Bank level only.

As of December 31, 2025:
					To Be Well Capitalized
			Required For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Regulations (1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
River Financial Corporation:
Total Capital (To Risk-Weighted Assets)	$378,693	13.848%	$287,146	>= 10.500%	N/A	N/A
Common Equity Tier 1 Capital (To Risk-Weighted Assets)	304,853	11.148%	191,430	>= 7.000%	N/A	N/A
Tier 1 Capital (To Risk-Weighted Assets)	304,853	11.148%	232,441	>= 8.500%	N/A	N/A
Tier 1 Capital (To Average Assets)	304,853	7.945%	153,489	>= 4.000%	N/A	N/A

River Bank:
Total Capital (To Risk-Weighted Assets)	$378,261	13.832%	$287,146	>= 10.500%	$273,472	>= 10.00%
Common Equity Tier 1 Capital (To Risk-Weighted Assets)	344,054	12.581%	191,431	>= 7.000%	177,758	>= 6.50%
Tier 1 Capital (To Risk-Weighted Assets)	344,054	12.581%	232,452	>= 8.500%	218,779	>= 8.00%
Tier 1 Capital (To Average Assets)	344,054	8.966%	153,488	>= 4.000%	191,860	>= 5.00%
(1) the prompt corrective action provisions are applicable at the Bank level only.

River Financial Corporation’s principal source of funds for dividend payments and debt service is dividends received from River Bank. There are statutory limitations on the payment of dividends by River Bank to River Financial Corporation. As of March 31, 2026, the maximum amount the Bank could dividend to River Financial Corporation without prior regulatory authority approval was approximately $77.8 million. In addition to dividend restrictions, federal statutes prohibit unsecured loans from banks to bank holding companies.

During the three months ending March 31, 2026 there were 6,500 incentive stock options issued with a weighted average exercise price of $32.64 per share. During the same period, there were 63,594 incentive stock options exercised at a weighted average exercise price of $17.25 per share. Included in the 63,594 incentive stock options exercised during the same period were 3,042 cashless stock options. During the same period, there were no incentive stock options forfeited. During the same period, there were no stock options that expired. A total of 258,100 incentive stock options were outstanding as of March 31, 2026 with a weighted average exercise price of $28.41 per share and a weighted average remaining life of 4.21 years.

During the three months ending March 31, 2026 there were 17,650 restricted stock grants issued with a weighted average issue price of $32.70 per share. During the same time period, there were 29,500 stock grants that vested with a weighted average issue price of $31.31. During the same time period, there were no stock grants forfeited. A total of 123,683 restricted stock grants remained nonvested as of March 31, 2026 with a weighted average remaining life of 2.55 years.

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

The following table illustrates our interest rate sensitivity at March 31, 2026, assuming the relevant assets and liabilities are collected and paid, respectively, based upon historical experience rather than their stated maturities (amounts in thousands).

	0-1 Mos	1-3 Mos	3-12 Mos	1-2 Yrs	2-3 Yrs	>3 Yrs	Total
Interest earning assets
Loans	$660,736	$154,128	$482,363	$422,540	$316,031	$703,513	$2,739,311
Securities	64,269	21,099	64,974	67,019	56,882	507,818	782,061
Certificates of deposit in banks	-	-	2,500	-	250	218	2,968
Cash balances in banks	84,840	-	-	-	-	-	84,840
Federal funds sold	66,000	-	-	-	-	-	66,000
Total interest earning assets	$875,845	$175,227	$549,837	$489,559	$373,163	$1,211,549	$3,675,180

Interest bearing liabilities
Interest bearing transaction accounts	$179,307	$14,122	$63,546	$84,728	$84,728	$393,846	$820,277
Savings and money market accounts	194,174	17,512	78,810	105,082	105,082	591,695	1,092,355
Time deposits	98,671	165,270	501,743	60,778	3,243	4,386	834,091
Securities sold under agreements to repurchase	-	-	-	-	-	-	-
Federal Home Loan Bank advances	-	-	-	-	40,000	60,000	100,000
Subordinated debentures, net of loan costs	-	-	-	-	-	39,640	39,640
Total interest bearing liabilities	$472,152	$196,904	$644,099	$250,588	$233,053	$1,089,567	$2,886,363

Interest sensitive gap
Period gap	$403,693	$(21,677)	$(94,262)	$238,971	$140,110	$121,982	$788,817
Cumulative gap	$403,693	$382,016	$287,754	$526,725	$666,835	$788,817
Cumulative gap - Rate Sensitive Assets/ Rate Sensitive Liabilities	11.0%	10.4%	7.8%	14.3%	18.1%	21.5%

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

	Impact on net interest income
	As of	As of
	March 31, 2026	December 31, 2025
Change in prevailing rates:
+ 400 basis points	(6.83)%	(8.32)%
+ 300 basis points	(4.95)%	(5.75)%
+ 200 basis points	(3.22)%	(3.35)%
+ 100 basis points	(1.43)%	(0.98)%
+ 0 basis points	-	-
- 100 basis points	(3.16)%	(2.49)%
- 200 basis points	(4.87)%	(2.87)%
- 300 basis points	(5.35)%	(2.59)%
- 400 basis points	(4.69)%	(1.89)%

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This item is not applicable to smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company has carried out an evaluation under the supervision and with participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even the effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2026, the Company’s disclosure controls and procedures are effective in ensuring that material information relating to the Company required to be disclosed in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods and is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the three months ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time the Company is a party to legal proceedings. At the present time the Company is not part of any proceeding which the Company deems to be material.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 that could materially affect the Company’s business, financial condition or future results. The risks described in the Company’s Annual Report on Form 10-K may not be the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results in the future. No material changes in the Risk Factors previously reported have occurred.

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

RIVER FINANCIAL CORPORATION

Date: May 5, 2026	By:	/s/ James M. Stubbs
James M. Stubbs
Chief Executive Officer (principal executive officer)

Date: May 5, 2026	By:	/s/ Jason B. Davis
Jason B. Davis
Chief Financial Officer