Form 10-Q
period 2026-06-30
River Financial Corp
filed 2026-08-04
CIK 1641601

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 3, 2026, the registrant had 7,811,902 shares of common stock, $1.00 par value per share, outstanding.

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

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

RIVER FINANCIAL CORPORATION

Consolidated Statements of Financial Condition

(in thousands except share data)

	June 30, 2026	December 31, 2025
	Unaudited	Audited
Assets
Cash and due from banks	$45,843	$29,228
Interest-bearing deposits in banks	67,474	89,295
Federal funds sold	44,000	10,000
Cash and cash equivalents	157,317	128,523

Certificates of deposit in banks	2,968	2,968
Securities held-to-maturity, at amortized cost (fair value of $95,583 and $98,260, respectively)	114,922	117,208
Securities available-for-sale, at fair value (amortized cost of $731,514 and $670,980, respectively)	683,379	628,625
Loans held for sale	19,251	9,483
Loans, net of deferred fees and discounts	2,841,994	2,713,516
Less allowance for credit losses	(39,758)	(36,011)
Net loans	2,802,236	2,677,505
Premises and equipment, net	52,701	50,816
Accrued interest receivable	18,844	17,473
Bank owned life insurance	55,801	54,121
Foreclosed assets	1,731	1,537
Deferred income taxes, net	25,171	22,648
Core deposit intangible	375	533
Goodwill	27,817	27,817
Restricted equity securities, at cost	9,689	7,882
Affordable housing tax credit investments	34,837	30,630
Other assets	10,740	9,616
Total assets	$4,017,779	$3,787,385
Liabilities and Shareholders' Equity
Noninterest-bearing deposits	$696,120	$666,615
Interest-bearing deposits	2,808,897	2,660,508
Total deposits	3,505,017	3,327,123
Federal Home Loan Bank advances	135,000	100,000
Subordinated debentures, net of loan costs	39,659	39,633
Accrued interest payable and other liabilities	21,166	20,769
Total liabilities	3,700,842	3,487,525
Common stock related to 401(k) Employee Stock Ownership Plan	6,864	6,233
Stockholders' Equity
Preferred stock ($0.01 par value; 1,000,000 shares authorized; no shares issued or outstanding)	-	-
Common stock ($1 par value; 15,000,000 shares authorized; 7,879,841 and 7,798,639 shares issued; 7,816,249 and 7,745,983 shares outstanding at June 30, 2026 and December 31, 2025, respectively)	7,880	7,799
Additional paid-in capital	142,483	140,567
Retained earnings	209,895	189,731
Accumulated other comprehensive loss	(37,430)	(33,209)
Unvested restricted stock	(3,298)	(3,275)
Treasury stock at cost (63,592 and 52,656 shares, respectively)	(2,593)	(1,753)
Common stock related to 401(k) Employee Stock Ownership Plan	(6,864)	(6,233)
Total stockholders' equity	310,073	293,627
Total equity	316,937	299,860
Total liabilities and stockholders' equity	$4,017,779	$3,787,385

The accompanying notes are an integral part of these consolidated financial statements.

RIVER FINANCIAL CORPORATION

Unaudited Consolidated Statements of Income

(in thousands except per share data)

	For the Three Months Ended:		For the Six Months Ended:
	June 30,		June 30,
	2026	2025	2026	2025
Interest income:
Loans, including fees	$45,333	$41,466	$89,202	$81,442
Taxable securities	6,042	4,844	11,693	9,513
Nontaxable securities	679	420	1,304	808
Federal funds sold	311	176	614	357
Other interest income	753	1,408	1,420	2,407
Total interest income	53,118	48,314	104,233	94,527
Interest expense:
Deposits	17,041	16,879	33,431	33,285
Short-term borrowings	-	-	1	172
Federal Home Loan Bank advances	935	1,481	1,849	2,953
Subordinated debentures	738	418	1,207	831
Total interest expense	18,714	18,778	36,488	37,241
Net interest income	34,404	29,536	67,745	57,286
Provision for credit losses	2,013	1,686	4,026	3,372
Net interest income after provision for credit losses	32,391	27,850	63,719	53,914
Noninterest income:
Service charges and fees	2,575	2,225	5,007	4,359
Investment brokerage revenue	393	254	770	549
Mortgage operations	1,979	1,826	3,674	2,857
Bank owned life insurance income	473	408	930	816
Net loss on sales of investment securities	(99)	(99)	(91)	(3,498)
Other noninterest income	787	463	1,549	1,854
Total noninterest income	6,108	5,077	11,839	6,937
Noninterest expense:
Salaries and employee benefits	13,097	10,963	24,702	20,721
Occupancy expenses	1,210	1,037	2,422	2,059
Equipment rentals, depreciation, and maintenance	721	536	1,346	1,083
Telephone and communications	121	109	247	221
Advertising and business development	354	271	623	527
Data processing	1,152	1,096	2,264	2,225
Foreclosed assets, net	94	(41)	127	(27)
Federal deposit insurance and other regulatory assessments	574	729	1,276	1,507
Legal and other professional services	360	318	690	1,628
Other operating expenses	2,574	2,306	4,997	4,241
Total noninterest expense	20,257	17,324	38,694	34,185
Income before income taxes	18,242	15,603	36,864	26,666
Provision for income taxes	4,393	3,515	8,868	6,120
Net income	$13,849	$12,088	$27,996	$20,546

Basic net earnings per common share	$1.77	$1.56	$3.58	$2.65
Diluted net earnings per common share	$1.74	$1.54	$3.53	$2.63
Dividends per common share	$-	$-	$1.00	$0.54

The accompanying notes are an integral part of these consolidated financial statements.

RIVER FINANCIAL CORPORATION

Unaudited Consolidated Statements of Comprehensive Income

(in thousands)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Net income	$13,849	$12,088	$27,996	$20,546
Other comprehensive (loss) income, net of tax:
Investment securities available-for-sale:
Net unrealized (losses) gains	(1,801)	(2,187)	(5,584)	9,517
Income tax effect	453	550	1,404	(2,389)
Reclassification adjustments for losses realized in net income	99	99	91	3,498
Income tax effect	(25)	(25)	(23)	(878)
Reclassification adjustment for accretion of unrealized holding loss included in accumulated other comprehensive loss from the transfer of securities from available-for-sale to held-to-maturity	(73)	(81)	(145)	(160)
Income tax effect	18	20	36	40
Other comprehensive (loss) income, net of tax	(1,329)	(1,624)	(4,221)	9,628
Comprehensive income	$12,520	$10,464	$23,775	$30,174

The accompanying notes are an integral part of these consolidated financial statements.

RIVER FINANCIAL CORPORATION

Unaudited Consolidated Statements of Changes in Stockholders' Equity

(in thousands except share and per share data)

For the Six Months Ended
	Common Stock	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Unvested Restricted Stock	Treasury Stock	Common Stock Related to ESOP	Total Stockholders' Equity

Balance at December 31, 2025	$7,799	$140,567	$189,731	$(33,209)	$(3,275)	$(1,753)	$(6,233)	$293,627
Net income	-	-	27,996	-	-	-	-	27,996
Other comprehensive loss, net of tax	-	-	-	(4,221)	-	-	-	(4,221)
Exercise of stock options (63,552 shares)	64	1,100	-	-	-	-	-	1,164
Common stock withheld in net settlement upon exercise of stock options (3,042 shares)	-	(89)	-	-	-	-	-	(89)
Purchase of treasury stock (33,626 shares)	-	-	-	-	-	(1,491)	-	(1,491)
Restricted stock grants, net of forfeiture (17,650 shares)	17	560	-	-	(577)	-	-	-
Sale of treasury shares (22,690 shares)	-	309	-	-	-	651	-	960
Dividends declared ($1 per share)	-	-	(7,832)	-	-	-	-	(7,832)
Stock-based compensation expense	-	36	-	-	554	-	-	590
Change for ESOP related shares	-	-	-	-	-	-	(631)	(631)
Balance at June 30, 2026	$7,880	$142,483	$209,895	$(37,430)	$(3,298)	$(2,593)	$(6,864)	$310,073

Balance at December 31, 2024	$7,680	$137,243	$151,817	$(61,658)	$(1,226)	$(1,701)	$(5,099)	$227,056
Net income	-	-	20,546	-	-	-	-	20,546
Other comprehensive income, net of tax	-	-	-	9,628	-	-	-	9,628
Exercise of stock options (14,178 shares)	14	178	-	-	-	-	-	192
Purchase of treasury stock (11,068 shares)	-	-	-	-	-	(379)	-	(379)
Restricted stock grants (101,000 shares)	101	3,055	-	-	(3,156)	-	-	-
Sale of treasury shares (23,614 shares)	-	(8)	-	-	-	760	-	752
Dividends declared ($0.54 per share)	-	-	(4,191)	-	-	-	-	(4,191)
Stock-based compensation expense	-	38	-	-	539	-	-	577
Change for ESOP related shares	-	-	-	-	-	-	(520)	(520)
Balance at June 30, 2025	$7,795	$140,506	$168,172	$(52,030)	$(3,843)	$(1,320)	$(5,619)	$253,661

For the Three Months Ended
	Common Stock	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Unvested Restricted Stock	Treasury Stock	Common Stock Related to ESOP	Total Stockholders' Equity

Balance at March 31, 2026	$7,877	$142,187	$196,046	$(36,101)	$(3,575)	$(2,455)	$(6,233)	$297,746
Net income	-	-	13,849	-	-	-	-	13,849
Other comprehensive loss, net of tax	-	-	-	(1,329)	-	-	-	(1,329)
Exercise of stock options (3,000 shares)	3	73	-	-	-	-	-	76
Purchase of treasury stock (12,294 shares)	-	-	-	-	-	(565)	-	(565)
Sale of treasury shares (12,608 shares)	-	203	-	-	-	427	-	630
Stock-based compensation expense	-	20	-	-	277	-	-	297
Change for ESOP related shares	-	-	-	-	-	-	(631)	(631)
Balance at June 30, 2026	$7,880	$142,483	$209,895	$(37,430)	$(3,298)	$(2,593)	$(6,864)	$310,073

Balance at March 31, 2025	$7,795	$140,487	$156,084	$(50,406)	$(4,113)	$(1,056)	$(5,715)	$243,076
Net income	-	-	12,088	-	-	-	-	12,088
Other comprehensive loss, net of tax	-	-	-	(1,624)	-	-	-	(1,624)
Purchase of treasury stock (7,467 shares)	-	-	-	-	-	(264)	-	(264)
Stock-based compensation expense	-	19	-	-	270	-	-	289
Change for ESOP related shares	-	-	-	-	-	-	96	96
Balance at June 30, 2025	$7,795	$140,506	$168,172	$(52,030)	$(3,843)	$(1,320)	$(5,619)	$253,661

The accompanying notes are an integral part of these consolidated financial statements.

RIVER FINANCIAL CORPORATION

Unaudited Consolidated Statements of Cash Flows

(in thousands)

	For the Six Months
	Ended June 30,
	2026	2025
Cash Flows From Operating Activities:
Net Income	$27,996	$20,546
Adjustments to reconcile net income to net cash from operating activities:
Provision for credit losses	4,026	3,372
Provision for losses on foreclosed assets	70	15
Amortization of securities	651	926
Accretion of securities	(891)	(594)
Realized net loss on sales of securities available-for-sale	91	3,498
Accretion of discount on acquired loans	(3)	(5)
Accretion of deferred loan fees / costs	(3,183)	(3,083)
Amortization of core deposit intangible asset	158	213
Amortization of debt issuance costs	26	35
Stock-based compensation expense	590	577
Bank owned life insurance income	(930)	(816)
Depreciation and amortization of premises and equipment	1,819	1,616
Gain on sales of foreclosed assets	(12)	(52)
Deferred income tax benefit	(1,108)	(281)
(Increase) decrease in operating assets and (decrease) increase in operating liabilities:
Loans held-for-sale	(9,768)	539
Accrued interest receivable	(1,371)	10
Other assets	(1,124)	(553)
Accrued interest payable and other liabilities	397	506
Net cash from operating activities	17,434	26,469
Cash Flows Used For Investing Activities:
Activity in securities available-for-sale:
Sales of securities available-for-sale	36,488	77,018
Maturities, payments, calls of securities available-for-sale	37,889	22,799
Purchases of securities available-for-sale	(134,676)	(98,223)
Activity in securities held-to-maturity:
Maturities, payments, calls of securities held-to-maturity	2,342	2,406
Loan principal originations, net	(125,878)	(78,020)
Proceeds from sale of foreclosed assets	57	432
Purchases of premises and equipment	(3,704)	(1,875)
(Purchase) redemption of restricted equity securities, net	(1,807)	2,394
Affordable housing tax credit investments, net of amortization	(4,207)	(9,347)
Purchase of bank owned life insurance	(750)	-
Net cash used for investing activities	(194,246)	(82,416)
Cash Flows From Financing Activities:
Net increase in deposits	177,894	155,298
Net decrease in securities sold under agreements to repurchase	-	(22,664)
Proceeds from Federal Home Loan Bank advances	75,000	-
Repayment of Federal Home Loan Bank advances	(40,000)	(55,000)
Proceeds from exercise of common stock options	1,075	192
Purchase of treasury stock	(1,491)	(379)
Sale of treasury stock	960	752
Cash dividends	(7,832)	(4,191)
Net cash from financing activities	205,606	74,008
Net Change In Cash And Cash Equivalents	28,794	18,061
Cash and Cash Equivalents At Beginning Of Period	128,523	185,744
Cash and Cash Equivalents At End Of Period	$157,317	$203,805

Supplemental Disclosures Of Cash Flows Information:
Cash Payments For:
Interest paid to depositors	$33,546	$33,511
Interest paid on borrowings	$3,413	$3,507
Income taxes	$6,460	$4,470
Non-cash investing and financing activities:
Transfer of loans to foreclosed assets	$309	$2,042
Restricted stock grant	$577	$3,156

The accompanying notes are an integral part of these consolidated financial statements.

River Financial Corporation

Notes to Unaudited Consolidated Financial Statements

(amounts in thousands, except share and per share data)

Note 1 – Basis of Presentation

General

The unaudited consolidated financial statements include the accounts of River Financial Corporation (“River” or the “Company”) and its wholly owned subsidiary, River Bank & Trust (“Bank”). The Bank provides a full range of commercial and consumer banking services primarily in the Montgomery, Alabama metropolitan area, Autauga, Baldwin, Chilton, Coffee, Elmore, Etowah, Houston, Jefferson, Lauderdale, Lee, Madison, Mobile, Morgan Tallapoosa, and Tuscaloosa counties and surrounding counties in Alabama. The Bank also has a full service office in Destin, Florida. The Bank is regulated by the Federal Deposit Insurance Corporation (FDIC) and undergoes periodic examinations by this regulatory agency and the Alabama Banking Department. The Company is regulated by the Federal Reserve Bank (FRB) and is also subject to periodic examinations.

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

The reconciliation of the components of the basic and diluted earnings per share is as follows (amounts in thousands):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2026	2025	2026	2025
Net earnings available to common shareholders	$13,849	$12,088	$27,996	$20,546
Weighted average common shares outstanding	7,809,308	7,760,469	7,811,006	7,750,332
Dilutive effect of stock options	138,010	74,037	114,821	69,334
Diluted common shares	7,947,318	7,834,506	7,925,827	7,819,666
Basic earnings per common share	$1.77	$1.56	$3.58	$2.65
Diluted earnings per common share	$1.74	$1.54	$3.53	$2.63

Note 4 – Investment Securities

The following tables summarize the amortized cost and fair value of securities available-for-sale and securities held-to-maturity and the corresponding amounts of unrealized gains and losses recognized in accumulated other comprehensive loss at June 30, 2026 and December 31, 2025 (amounts in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2026:
Securities available-for-sale:
Residential mortgage-backed	$574,958	$788	$(40,758)	$534,988
U.S. treasury securities	24,388	-	(140)	24,248
U.S. govt. sponsored enterprises	3,357	-	(297)	3,060
State, county, and municipal	116,857	443	(7,700)	109,600
Corporate debt obligations	11,954	18	(489)	11,483
Total available-for-sale	$731,514	$1,249	$(49,384)	$683,379

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2026:
Securities held-to-maturity:
Residential mortgage-backed	$52,210	$-	$(9,476)	$42,734
State, county, and municipal	62,712	-	(9,863)	52,849
Total held-to-maturity	$114,922	$-	$(19,339)	$95,583

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2025:
Securities available-for-sale:
Residential mortgage-backed	$537,078	$2,386	$(36,254)	$503,210
U.S. treasury securities	15,053	-	(279)	14,774
U.S. govt. sponsored enterprises	3,389	-	(251)	3,138
State, county, and municipal	102,266	366	(7,599)	95,033
Corporate debt obligations	13,194	45	(769)	12,470
Total available-for-sale	$670,980	$2,797	$(45,152)	$628,625

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2025:
Securities held-to-maturity:
Residential mortgage-backed	$54,472	$-	$(9,463)	$45,009
State, county, and municipal	62,736	-	(9,485)	53,251
Total held-to-maturity	$117,208	$-	$(18,948)	$98,260

The unrecognized losses on securities held-to-maturity presented in the tables above do not include unrecognized losses on securities that were transferred from available-for-sale to held-to-maturity totaling $1.82 million at June 30, 2026 and $1.97 million at December 31, 2025. These unrecognized losses that were transferred in 2022 are included as a separate component of stockholders' equity and are being amortized over the remaining term of the securities.

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

The following tables summarize securities with unrealized and unrecognized losses as of June 30, 2026 and December 31, 2025 aggregated by major security type and length of time in a continuous unrealized or unrecognized loss position (amounts in thousands):

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2026:
Securities available-for-sale:
Residential mortgage-backed	$225,197	$3,332	$246,003	$37,426	$471,200	$40,758
U.S. treasury securities	14,311	59	9,937	81	24,248	140
U.S. govt. sponsored enterprises	-	-	3,060	297	3,060	297
State, county & municipal	21,519	347	61,654	7,353	83,173	7,700
Corporate debt obligations	987	13	8,504	476	9,491	489
Total available-for-sale	$262,014	$3,751	$329,158	$45,633	$591,172	$49,384

Securities held-to-maturity:
Residential mortgage-backed	$-	$-	$42,734	$9,476	$42,734	$9,476
State, county & municipal	-	-	47,504	9,863	47,504	9,863
Total held-to-maturity	$-	$-	$90,238	$19,339	$90,238	$19,339

December 31, 2025:
Securities available-for-sale:
Residential mortgage-backed	$112,311	$514	$263,681	$35,740	$375,992	$36,254
U.S. treasury securities	-	-	14,774	279	14,774	279
U.S. govt. sponsored enterprises	-	-	3,138	251	3,138	251
State, county & municipal	11,656	204	61,847	7,395	73,503	7,599
Corporate debt obligations	-	-	9,455	769	9,455	769
Total available-for-sale	$123,967	$718	$352,895	$44,434	$476,862	$45,152

Securities held-to-maturity:
Residential mortgage-backed	$-	$-	$45,009	$9,463	$45,009	$9,463
State, county & municipal	873	131	47,033	9,354	47,906	9,485
Total held-to-maturity	$873	$131	$92,042	$18,817	$92,915	$18,948

The Company owned a total of 340 securities with unrealized losses of $68.7 million at June 30, 2026. The unrealized losses were primarily attributable to changes in interest rates, rather than deterioration in credit quality. The individual securities are each investment grade securities. The Company considers factors such as the financial condition of the issuer including credit ratings and specific events affecting the operations of the issuer, volatility of the security, underlying assets that collateralize the debt security, and other industry and macroeconomic conditions. The Company does not intend to sell these securities, and it is more likely than not that the Company will not be required to sell these securities before recovery of the amortized cost. The issuers of these securities continue to make timely principal and interest payments under the contractual terms of the securities. As such, there is no allowance for credit losses on securities available-for-sale or held-to-maturity recognized as of June 30, 2026 and December 31, 2025. Accrued interest receivable is not included in securities available-for-sale balances and is presented in accrued interest receivable on the consolidated statement of financial condition. Interest receivable on securities was approximately $3.5 million and $3.0 million as of June 30, 2026 and December 31, 2025, respectively, and was excluded from the estimate of credit losses.

As of June 30, 2026 and December 31, 2025, securities with a carrying value of approximately $312.8 million and $270.1 million, respectively, were pledged to secure public deposits as required by law.

During the six months ended June 30, 2026, the Company sold investment securities for proceeds of $36.5 million and realized net losses of $91.0 thousand. The net loss consisted of gross gains of $8.3 thousand and gross losses of $99.0 thousand. During the six months ended June 30, 2025, the Company sold investment securities for proceeds of $77.0 million and realized net losses of $3.5 million. The net loss consisted of gross gains of $38.0 thousand and gross losses of $3.5 million.

The amortized cost and estimated fair value of debt securities at June 30, 2026 and December 31, 2025, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities for residential mortgage backed securities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties. These securities are therefore not presented by maturity classification.

	June 30, 2026		December 31, 2025
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)		(In Thousands)
Securities available-for-sale
Less than 1 year	$10,018	$9,937	$15,053	$14,774
1 to 5 years	24,792	24,290	6,408	6,151
5 to 10 years	22,435	20,383	24,432	22,381
After 10 years	99,311	93,781	88,009	82,109
	156,556	148,391	133,902	125,415
Residential mortgage-backed securities	574,958	534,988	537,078	503,210
Total available-for-sale	$731,514	$683,379	$670,980	$628,625

	June 30, 2026		December 31, 2025
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)		(In Thousands)
Securities held-to-maturity
5 to 10 years	$37,967	$32,353	$37,220	$32,175
After 10 years	24,745	20,496	25,516	21,076
	62,712	52,849	62,736	53,251
Residential mortgage-backed securities	52,210	42,734	54,472	45,009
Total held-to-maturity	$114,922	$95,583	$117,208	$98,260

Note 5 – Loans, Allowance for Credit Losses and Credit Quality

Major classifications of loans at June 30, 2026 and December 31, 2025 are summarized as follows (amounts in thousands):

	June 30, 2026		December 31, 2025
	Amount	% of Total	Amount	% of Total
Residential real estate:
Closed-end 1-4 family - first lien	$939,187	33.5%	$921,918	34.4%
Closed-end 1-4 family - junior lien	19,041	0.7%	18,392	0.7%
Multi-family	72,174	2.6%	53,305	2.0%
Total residential real estate	1,030,402	36.8%	993,615	37.1%
Commercial real estate:
Nonfarm nonresidential	771,574	27.5%	755,947	28.2%
Farmland	93,078	3.3%	82,158	3.1%
Total commercial real estate	864,652	30.8%	838,105	31.3%
Construction and land development:
Residential	116,446	4.2%	117,926	4.4%
Other	146,858	5.2%	134,602	5.0%
Total construction and land development	263,304	9.4%	252,528	9.4%
Home equity lines of credit	174,529	6.2%	157,914	5.9%
Commercial loans:
Other commercial loans	355,182	12.7%	320,162	12.0%
Agricultural	87,823	3.1%	81,051	3.0%
State, county, and municipal loans	24,514	0.9%	26,130	0.9%
Total commercial loans	467,519	16.7%	427,343	15.9%
Consumer loans	50,728	1.8%	52,686	2.0%
Total gross loans	2,851,134	101.7%	2,722,191	101.6%
Allowance for credit losses	(39,758)	-1.4%	(36,011)	-1.3%
Net discounts	(1)	0.0%	(4)	0.0%
Net deferred loan fees	(9,139)	-0.3%	(8,671)	-0.3%
Net loans	$2,802,236	100.0%	$2,677,505	100.0%

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

	Real Estate Loans
			Construction	Home equity
			and land	lines
Allowance for Credit Losses	Residential	Commercial	development	of credit	Total Real Estate Loans	Commercial	Consumer	Total
Balance - December 31, 2025	$8,635	$12,138	$3,599	$2,443	$26,815	$8,700	$496	$36,011
Provision for credit losses	1,541	1,099	201	424	3,265	644	117	4,026
Loan charge-offs	(98)	-	-	-	(98)	(260)	(79)	(437)
Loan recoveries	21	14	2	-	37	88	33	158
Balance - June 30, 2026	$10,099	$13,251	$3,802	$2,867	$30,019	$9,172	$567	$39,758

Balance - March 31, 2026	$9,701	$12,792	$3,684	$2,704	$28,881	$8,441	$549	$37,871
Provision for credit losses	466	446	116	163	1,191	784	38	2,013
Loan charge-offs	(80)	-	-	-	(80)	(110)	(43)	(233)
Loan recoveries	12	13	2	-	27	57	23	107
Balance - June 30, 2026	$10,099	$13,251	$3,802	$2,867	$30,019	$9,172	$567	$39,758

Ending balance:
Individually evaluated	$88	$17	$20	$-	$125	$898	$-	$1,023
Collectively evaluated	10,011	13,234	3,782	2,867	29,894	8,274	567	38,735
Total	$10,099	$13,251	$3,802	$2,867	$30,019	$9,172	$567	$39,758

Loans:
Individually evaluated	$7,505	$2,618	$1,075	$1,386	$12,584	$899	$-	$13,483
Collectively evaluated	1,022,897	862,034	262,229	173,143	2,320,303	466,620	50,728	2,837,651
Total	$1,030,402	$864,652	$263,304	$174,529	$2,332,887	$467,519	$50,728	$2,851,134

	Real Estate Loans
			Construction	Home equity
			and land	lines
Allowance for Credit Losses	Residential	Commercial	development	of credit	Total Real Estate Loans	Commercial	Consumer	Total
Balance - December 31, 2024	$7,690	$10,629	$4,299	$1,887	$24,505	$7,072	$511	$32,088
Provision for credit losses	484	2,089	(727)	332	2,178	1,021	173	3,372
Loan charge-offs	(49)	(1,514)	-	-	(1,563)	(519)	(138)	(2,220)
Loan recoveries	12	4	-	9	25	261	25	311
Balance - June 30, 2025	$8,137	$11,208	$3,572	$2,228	$25,145	$7,835	$571	$33,551

Balance - March 31, 2025	$8,003	$11,886	$3,482	$2,018	$25,389	$7,855	$554	$33,798
Provision for credit losses	182	835	90	210	1,317	263	106	1,686
Loan charge-offs	(49)	(1,514)	-	-	(1,563)	(423)	(97)	(2,083)
Loan recoveries	1	1	-	-	2	140	8	150
Balance - June 30, 2025	$8,137	$11,208	$3,572	$2,228	$25,145	$7,835	$571	$33,551

Ending balance:
Individually evaluated	$10	$31	$-	$-	$41	$391	$-	$432
Collectively evaluated	8,127	11,177	3,572	2,228	25,104	7,444	571	33,119
Total	$8,137	$11,208	$3,572	$2,228	$25,145	$7,835	$571	$33,551

Loans:
Individually evaluated	$4,677	$955	$1	$292	$5,925	$391	$-	$6,316
Collectively evaluated	942,847	735,801	275,813	143,263	2,097,724	410,172	58,256	2,566,152
Total	$947,524	$736,756	$275,814	$143,555	$2,103,649	$410,563	$58,256	$2,572,468

The Company's unfunded lending commitments are unconditionally cancellable and therefore no allowance for credit losses has been recorded. In the event that collection of principal becomes uncertain, the Company has policies in place to reverse accrued interest in a timely manner. Therefore, the Company has made a policy election to exclude accrued interest from the measurement of the allowance for credit losses. Accrued interest on loans of $15.3 million and $14.4 million at June 30, 2026 and December 31, 2025, respectively, was included in accrued interest receivable and was excluded from the estimate of credit losses.

The following tables present the amortized cost basis of collateral dependent loans as of June 30, 2026 and December 31, 2025, by class of loans (amounts in thousands).

As of June 30, 2026
Collateral Dependent Loans	Real Estate	Equipment	Farm Land & Crops	Accounts Receivable	Total	Allowance for Credit Losses
Mortgage loans on real estate:
Residential	$7,505	$-	$-	$-	$7,505	$88
Commercial real estate	2,251	-	367	-	2,618	17
Construction and land development	1,075	-	-	-	1,075	20
Total mortgage loans on real estate	10,831	-	367	-	11,198	125
Home equity lines of credit	1,386	-	-	-	1,386	-
Commercial loans	52	589	-	258	899	898
Consumer loans	-	-	-	-	-	-
Total Loans	$12,269	$589	$367	$258	$13,483	$1,023

As of December 31, 2025
Collateral Dependent Loans	Real Estate	Equipment	Farm Land & Crops	Accounts Receivable	Total	Allowance for Credit Losses
Mortgage loans on real estate:
Residential	$7,987	$-	$-	$-	$7,987	$45
Commercial real estate	2,273	-	384	-	2,657	29
Construction and land development	389	-	-	-	389	13
Total mortgage loans on real estate	10,649	-	384	-	11,033	87
Home equity lines of credit	1,333	-	-	-	1,333	-
Commercial loans	-	456	-	268	724	724
Consumer loans	-	-	-	-	-	-
Total Loans	$11,982	$456	$384	$268	$13,090	$811

The following tables present the aging of the recorded investment in past due loans and non-accrual loans as of June 30, 2026 and December 31, 2025, by class of loans (amounts in thousands).

	Accruing Loans
As of June 30, 2026	Current	30-89 Days Past Due	90+ Days Past Due	Nonaccrual With ACL	Nonaccrual With No ACL	Total Loans
Mortgage loans on real estate:
Residential real estate	$1,013,927	$9,474	$-	$509	$6,492	$1,030,402
Commercial real estate	859,253	2,631	-	139	2,629	864,652
Construction and land development	260,349	1,921	-	257	777	263,304
Total mortgage loans on real estate	2,133,529	14,026	-	905	9,898	2,158,358
Home equity lines of credit	172,003	841	-	-	1,685	174,529
Commercial loans	464,767	1,660	109	666	317	467,519
Consumer loans	49,803	634	19	-	272	50,728
Total Loans	$2,820,102	$17,161	$128	$1,571	$12,172	$2,851,134

	Accruing Loans
As of December 31, 2025	Current	30-89 Days Past Due	90+ Days Past Due	Nonaccrual With ACL	Nonaccrual With No ACL	Total Loans
Mortgage loans on real estate:
Residential real estate	$982,042	$5,176	$83	$160	$6,154	$993,615
Commercial real estate	834,699	683	1,108	146	1,469	838,105
Construction and land development	251,778	427	-	57	266	252,528
Total mortgage loans on real estate	2,068,519	6,286	1,191	363	7,889	2,084,248
Home equity lines of credit	155,489	782	-	-	1,643	157,914
Commercial loans	426,223	530	38	379	173	427,343
Consumer loans	52,015	472	2	-	197	52,686
Total Loans	$2,702,246	$8,070	$1,231	$742	$9,902	$2,722,191

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

The following table presents loan balances classified by credit quality indicator, loan type and based on year of origination as of June 30, 2026 (amounts in thousands).

	2026	2025	2024	2023	2022	Prior	Revolving Loans	Total
Residential real estate
Pass	$136,431	$170,019	$88,792	$185,614	$290,507	$135,147	$9,440	$1,015,950
Special Mention	239	612	782	1,334	1,970	1,133	42	6,112
Substandard	-	902	361	1,582	3,452	2,043	-	8,340
Doubtful	-	-	-	-	-	-	-	-
Total residential real estate	$136,670	$171,533	$89,935	$188,530	$295,929	$138,323	$9,482	$1,030,402
Current-period gross charge-offs	$-	$-	$-	$78	$20	$-	$-	$98
Commercial real estate
Pass	$85,014	$177,919	$85,611	$88,100	$174,408	$210,119	$24,867	$846,038
Special Mention	-	3,747	1,245	6,850	1,274	1,943	706	15,765
Substandard	-	-	208	2,120	-	521	-	2,849
Doubtful	-	-	-	-	-	-	-	-
Total commercial real estate	$85,014	$181,666	$87,064	$97,070	$175,682	$212,583	$25,573	$864,652
Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-
Construction and land development
Pass	$68,665	$101,233	$39,741	$16,555	$14,912	$11,001	$9,850	$261,957
Special Mention	-	-	-	196	8	22	-	226
Substandard	-	343	558	220	-	-	-	1,121
Doubtful	-	-	-	-	-	-	-	-
Total construction and land development	$68,665	$101,576	$40,299	$16,971	$14,920	$11,023	$9,850	$263,304
Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-
Home equity lines of credit
Pass	$-	$-	$223	$471	$399	$-	$171,382	$172,475
Special Mention	-	-	-	-	-	-	369	369
Substandard	-	-	-	-	-	116	1,569	1,685
Doubtful	-	-	-	-	-	-	-	-
Total home equity lines of credit	$-	$-	$223	$471	$399	$116	$173,320	$174,529
Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-
Commercial loans
Pass	$52,848	$78,723	$50,451	$41,133	$31,904	$25,703	$180,899	$461,661
Special Mention	-	156	74	-	308	3,660	315	4,513
Substandard	-	483	277	426	24	39	96	1,345
Doubtful	-	-	-	-	-	-	-	-
Total commercial loans	$52,848	$79,362	$50,802	$41,559	$32,236	$29,402	$181,310	$467,519
Current-period gross charge-offs	$-	$6	$-	$-	$85	$169	$-	$260
Consumer loans
Pass	$10,375	$13,689	$7,704	$6,241	$4,875	$5,087	$2,209	$50,180
Special Mention	37	59	19	9	69	-	-	193
Substandard	25	59	-	120	99	45	7	355
Doubtful	-	-	-	-	-	-	-	-
Total consumer loans	$10,437	$13,807	$7,723	$6,370	$5,043	$5,132	$2,216	$50,728
Current-period gross charge-offs	$-	$6	$45	$-	$-	$28	$-	$79
Total Loans
Pass	$353,333	$541,583	$272,522	$338,114	$517,005	$387,057	$398,647	$2,808,261
Special Mention	276	4,574	2,120	8,389	3,629	6,758	1,432	27,178
Substandard	25	1,787	1,404	4,468	3,575	2,764	1,672	15,695
Doubtful	-	-	-	-	-	-	-	-
Total loans	$353,634	$547,944	$276,046	$350,971	$524,209	$396,579	$401,751	$2,851,134
Current-period gross charge-offs	$-	$12	$45	$78	$105	$197	$-	$437

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

Assets and liabilities measured at fair value on a recurring basis – The only assets and liabilities measured at fair value on a recurring basis are our securities available-for-sale. Information related to the Company’s assets and liabilities measured at fair value on a recurring basis at June 30, 2026 and December 31, 2025 is as follows: (amounts in thousands)

	Fair Value Measurements At Reporting Date Using:
June 30, 2026	Fair Value	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Securities available-for-sale:
Residential mortgage -backed	$534,988	$-	$534,988	$-
U.S. treasury securities	24,248	-	24,248	-
U.S. government sponsored enterprises	3,060	-	3,060	-
State, county, and municipal	109,600	-	109,600	-
Corporate debt obligations	11,483	-	11,483	-
Totals	$683,379	$-	$683,379	$-

	Fair Value Measurements At Reporting Date Using:
December 31, 2025	Fair Value	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Securities available-for-sale:
Residential mortgage -backed	$503,210	$-	$503,210	$-
U.S. treasury securities	14,774	-	14,774	-
U.S. government sponsored enterprises	3,138	-	3,138	-
State, county, and municipal	95,033	-	95,033	-
Corporate debt obligations	12,470	-	12,470	-
Totals	$628,625	$-	$628,625	$-

The Company's policy is to recognize transfers in and transfers out of levels 1, 2, and 3 as of the end of a reporting period. There were no transfers between levels from December 31, 2025 to June 30, 2026.

Assets measured at fair value on a nonrecurring basis – The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. GAAP. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a nonrecurring basis are included in the table below as of June 30, 2026 and December 31, 2025 (amounts in thousands):

	Fair Value Measurements At Reporting Date Using:
June 30, 2026	Fair Value	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral dependent loans	$12,460	$-	$-	$12,460
Foreclosed assets	1,731	-	-	1,731
Totals	$14,191	$-	$-	$14,191

December 31, 2025	Fair Value	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral dependent loans	$12,279	$-	$-	$12,279
Foreclosed assets	1,537	-	-	1,537
Totals	$13,816	$-	$-	$13,816

The Company has estimated the fair values of these assets using Level 3 inputs, specifically the appraised value of the collateral. Individually evaluated loan balances represent those collateral dependent loans where management has estimated the credit loss by comparing the loan’s carrying value against the expected realizable fair value of the collateral dependent loan for the amount of the credit loss. For Level 3 assets measured at fair value on a non-recurring basis as of June 30, 2026 and December 31, 2025 for the valuation technique, the Company used appraisals. For the significant unobservable input, the Company used appraisal discounts, and weighted average input of 15-20% was used for the period ended June 30, 2026 and December 31, 2025.

The estimated fair values, and related carrying or notional amounts, of the Company’s financial instruments as of June 30, 2026 and December 31, 2025 are as follows (amounts in thousands):

		Estimated Fair Value
June 30, 2026	Carrying Amount	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$157,317	$157,317	$-	$-
Certificates of deposit in banks	2,968	-	2,968	-
Securities held-to-maturity	114,922	-	95,583	-
Securities available-for-sale	683,379	-	683,379	-
Loans held-for-sale	19,251	-	19,251	-
Loans receivable, net	2,802,236	-	2,776,163	12,460
Accrued interest receivable	18,844	-	18,844	-
Bank owned life insurance	55,801	-	55,801	-
Restricted equity securities	9,689	-	-	9,689
Financial liabilities:
Deposits	3,505,017	-	3,247,040	-
Federal Home Loan Bank advances	135,000	-	133,520	-
Subordinated debentures	39,659	-	36,058	-
Accrued interest payable	1,670	-	1,670	-

		Estimated Fair Value
December 31, 2025	Carrying Amount	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$128,523	$128,523	$-	$-
Certificates of deposit in banks	2,968	-	2,968	-
Securities held-to-maturity	117,208	-	98,260	-
Securities available-for-sale	628,625	-	628,625	-
Loans held-for-sale	9,483	-	9,483	-
Loans receivable, net	2,677,505	-	2,667,041	12,279
Accrued interest receivable	17,473	-	17,473	-
Bank owned life insurance	54,121	-	54,121	-
Restricted equity securities	7,882	-	-	7,882
Financial liabilities:
Deposits	3,327,123	-	3,108,159	-
Federal Home Loan Bank advances	100,000	-	99,916	-
Subordinated debentures	39,633	-	34,126	-
Accrued interest payable	2,141	-	2,141	-

The estimated fair values of the standby letters of credit and loan commitments on which the committed interest rate is less than the current market rate are insignificant as of June 30, 2026 and December 31, 2025.

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

Note 9 – Defined Contribution Plan

The Company provides a 401(k) employee stock ownership plan (ESOP), which covers substantially all of the Company’s employees who are eligible, as to age and length of service. A participant may elect to make contributions up to $24.5 thousand and $23.5 thousand of the participant’s annual compensation in 2026 and 2025, respectively. The Company makes contributions up to 3% of each participant’s annual compensation and the Company matches 50% of the next 2% contributed by the employee. Contributions to the plan by the Company were approximately $678 thousand and $608 thousand for the six months ended June 30, 2026 and 2025, respectively. Outstanding shares of the Company’s common stock allocated to participants at June 30, 2026 and December 31, 2025 totaled 229,703 shares and 217,095 shares, respectively, and there were no unallocated shares. These shares are treated as outstanding for purposes of calculating earnings per share and dividends on these shares are included in the Consolidated Statements of Changes in Stockholders’ Equity.

The Company’s ESOP includes a put option for shares of the Company’s common stock distributed from the ESOP. Shares are distributed from the ESOP primarily to separate vested participants and certain eligible participants who elect to diversify their account balances. Since the Company’s common stock is not currently traded on an established securities market, if the owners of distributed shares desire to sell their shares, the Company is required to purchase the shares at fair value during two put option periods following the distribution of the shares from the ESOP. The first put option period is within sixty days following the distribution of the shares from the ESOP. The second put option period begins on the first day of the fifth month of the plan year for a sixty day period. The fair value of distributed shares subject to the put option totaled $0 as of June 30, 2026 and December 31, 2025. The cost of the ESOP shares totaled $6.86 million and $6.23 million as of June 30, 2026 and December 31, 2025, respectively. Due to the Company’s obligation under the put option, the distributed shares and ESOP shares are classified as temporary equity in the mezzanine section of the consolidated statements of financial condition and totaled $6.86 million and $6.23 million as of June 30, 2026 and December 31, 2025, respectively. The fair value of the ESOP shares totaled $11.49 million and $10.85 million as of June 30, 2026 and December 31, 2025, respectively.

Note 10 – Loans Held for Sale

The Company has entered into agreements with secondary market investors to deliver loans on a “best efforts delivery” basis. When a rate is committed to a borrower, it is based on the best price that day and locked with the investor for the customer for a thirty day period. In the event the loan is not delivered to the investor, the Company has no risk or exposure with the investor. The fair values of the Company’s agreements with investors and rate lock commitments to customers as of June 30, 2026 and December 31, 2025, respectively, were not material.

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

Lease Right-of-Use Assets	Classification on Consolidated Statement of Financial Condition	June 30, 2026	December 31, 2025
Operating lease right-of-use assets	Other assets	$6,964	$6,467

Lease Liabilities	Classification on Consolidated Statement of Financial Condition	June 30, 2026	December 31, 2025
Operating lease liabilities	Accrued interest payable and other liabilities	$7,134	$6,622

	June 30, 2026	December 31, 2025
Weighted-average remaining lease term for operating leases	9.04 Years	9.58 Years
Weighted-average discount rate for operating leases	6.00%	6.00%

Future minimum payments for operating leases with initial or remaining terms of one year or more as of June 30, 2026 are as follows:

Operating Leases
July 1, 2026 - June 30, 2027	$1,284
July 1, 2027 - June 30, 2028	1,151
July 1, 2028 - June 30, 2029	875
July 1, 2029 - June 30, 2030	867
July 1, 2030 - June 30, 2031	816
Afterward	4,731
Total future minimum lease payments	9,724
Amounts representing interest	(2,590)
Present value of net future minimum lease payments	$7,134

Note 12 – Loss Contingencies

On or about June 16, 2026, an unauthorized threat actor gained access to the network environment of the Company. The Company identified the activity on or about June 19, 2026, and determined that ransomware had been deployed across portions of its server environment. The Company promptly took containment measures, including disabling affected administrative accounts and taking impacted systems offline. The Company, with the assistance of a third-party forensic firm, is investigating the nature and scope of the incident, including whether any personally identifiable information was subject to unauthorized access or exfiltration. That investigation is ongoing.

In July 2026, four class action complaints were filed against the Company and River Bank in Alabama state courts in connection with the cybersecurity incident, alleging, among other things, negligence and failure to safeguard customer information. The plaintiffs seek unspecified monetary damages, punitive damages, and attorney's fees.

Due to the preliminary nature of the forensic investigation and the early stages of the legal proceedings, management is currently unable to predict the ultimate outcome of these matters or reasonably estimate the amount or range of potential financial loss, if any, that may result. Accordingly, no liability or loss accrual has been recorded in the consolidated financial statements for this contingency as of June 30, 2026

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Our Business

We are a bank holding company headquartered in Prattville, Alabama. We engage in the business of banking through our wholly-owned banking subsidiary, River Bank & Trust, which we may refer to as the “Bank” or “River Bank.” Through the Bank, we provide a broad array of financial services to businesses, business owners, professionals, and consumers. As of June 30, 2026, we operated twenty-four full-service banking offices in Alabama in the cities of Montgomery, Prattville, Millbrook, Wetumpka, Auburn, Opelika, Gadsden, Alexander City, Daphne, Clanton, Dothan, Enterprise, Mobile, Decatur, Huntsville, Saraland, Birmingham, Florence, and Tuscaloosa, Alabama and one full service office in Destin, Florida.

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

Overview of Second Quarter 2026 Results

Net income was $13.8 million in the quarter ended June 30, 2026, compared with $12.1 million in the quarter ended June 30, 2025. Several significant measures from the 2026 second quarter include:

•
Net interest margin (taxable equivalent) of 3.70%, compared with 3.41% for the second quarter of 2025.
•
Net interest income increase of $4.9 million for the quarter ended June 30, 2026, representing a 16.48% rate of increase over the quarter ended June 30, 2025.
•
Annualized return on average earning assets for the quarter ended June 30, 2026 of 1.47% compared with 1.38% for the quarter ended June 30, 2025.
•
Annualized return on average equity for the quarter ended June 30, 2026 of 17.97% compared with 19.45% for the quarter ended June 30, 2025.
•
Loan increase of $102.7 million during the quarter ended June 30, 2026, representing a 14.99% annualized growth rate.
•
Securities increase of $16.2 million during the quarter ended June 30, 2026, representing a 8.31% annualized increase for the quarter.
•
Deposit increase of $54.7 million during the quarter ended June 30, 2026, representing a 6.34% annualized growth rate.
•
Stockholders’ equity increase of $12.3 million during the quarter ended June 30, 2026, representing a 16.56% annualized increase.
•
Book value per share of $40.55 at June 30, 2026, compared with $38.71 per share at December 31, 2025.
•
Tangible book value per share of $36.94 at June 30, 2026, compared with $35.05 at December 31, 2025.

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

Comparison of the Results of Operations for the three and six months ended June 30, 2026 and 2025

The following is a narrative discussion and analysis of significant changes in our results of operations for the three and six months ended June 30, 2026 compared to the three and six months ended June 30, 2025.

Net Income

During the three months ended June 30, 2026, our net income was $13.8 million, compared to $12.1 million for the three months ended June 30, 2025, an increase of $1.8 million, or 14.57%. The primary reason for the increase in net income for the second quarter of 2026 as compared to the second quarter of 2025 was an increase in net interest income offset by an increase in noninterest expense. During the three months ended June 30, 2026, net interest income was $34.4 million compared to $29.5 million for the three months ended June 30, 2025, an increase of $4.9 million, or 16.48%. This increase is a result of loan growth and higher yields on new and repricing loans. Total noninterest income for the second quarter of 2026 was $6.1 million compared to $5.1 million in the second quarter of 2025. The most significant increases were attributable to the $350.0 thousand increase in service charges and fees. Total noninterest expense in the second quarter of 2026 increased $2.9 million, or 16.93%, from the second quarter of 2025. The most significant increases were attributable to the $2.1 million increase in salaries and employee benefits relating to our employee growth.

During the six months ended June 30, 2026, our net income was $28.0 million, compared to $20.5 million for the six months ended June 30, 2025, an increase of $7.5 million, or 36.26%. The primary reason for the increase in net income for the second quarter of 2026 as compared to the second quarter of 2025 was an increase in net interest income and non-interest income offset by an increase in noninterest expense. During the six months ended June 30, 2026, net interest income was $67.7 million compared to $57.3 million for the six months ended June 30, 2025, an increase of $10.5 million, or 18.26%. This increase is a result of loan growth and higher yields on new and repricing loans. Total noninterest income for the first six months of 2026 was $11.8 million compared to $6.9 million in the first six months of 2025. This increase in noninterest income was primarily the result of the loss on sales of investment securities which totaled $91.0 thousand through the second quarter of 2026 compared to the loss on sales of investment securities which totaled $3.5 million through the second quarter of 2025. Total noninterest expense in the second quarter of 2026 increased $4.5 million, or 13.19%, from the second quarter of 2025. The most significant increases were attributable to the $4.0 million increase in salaries and employee benefits relating to our employee growth.

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

Comparison of net interest income for the three months ended June 30, 2026 and 2025

The following table shows, for the three months ended June 30, 2026 and 2025, the average balances of each principal category of our earning assets and interest bearing liabilities and the average taxable equivalent yields on assets and average costs of liabilities. These yields and costs are calculated by dividing the income or expense by the average daily balance of the associated assets or liabilities (amounts in thousands).

	Three Months Ended June 30, 2026			Three Months Ended June 30, 2025
		Interest			Interest
	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Yield/Rate	Balance	Expense	Yield/Rate
Interest earning assets
Loans	$2,787,289	$45,219	6.51%	$2,544,491	$41,436	6.53%
Mortgage loans held for sale	15,080	173	4.61%	10,240	123	4.80%
Investment securities:
Taxable securities	753,937	6,042	3.22%	737,405	4,844	2.64%
Tax-exempt securities	91,683	868	3.80%	70,146	557	3.18%
Interest bearing balances in other banks	79,106	753	3.82%	124,349	1,408	4.54%
Federal funds sold	33,263	311	3.76%	15,571	176	4.53%
Total interest earning assets	$3,760,358	$53,366	5.69%	$3,502,202	$48,544	5.56%

Interest bearing liabilities
Interest bearing transaction accounts	$828,411	$3,098	1.50%	$773,099	$3,109	1.61%
Savings and money market accounts	1,101,743	6,581	2.40%	1,026,239	6,726	2.63%
Time deposits	840,358	7,362	3.51%	720,471	7,044	3.92%
Short-term borrowings	3	-	4.01%	-	-	0.00%
Federal Home Loan Bank advances	100,769	935	3.72%	150,000	1,481	3.96%
Subordinated debentures	40,000	738	7.40%	40,000	418	4.19%
Total interest bearing liabilities	$2,911,284	$18,714	2.58%	$2,709,809	$18,778	2.78%
Noninterest-bearing funding of earning assets	849,074	-	0.00%	792,393	-	0.00%
Total cost of funding earning assets	$3,760,358	$18,714	2.00%	$3,502,202	$18,778	2.15%
Net interest rate spread			3.11%			2.78%
Net interest income/margin (taxable equivalent)		$34,652	3.70%		$29,766	3.41%
Tax equivalent adjustment		(248)			(230)
Net interest income/margin		$34,404	3.67%		$29,536	3.38%

The following table reflects, for the three months ended June 30, 2026 and 2025, the changes in our net interest income due to variances in the volume of interest earning assets and interest bearing liabilities and variances in the associated rates earned or paid on these assets and liabilities (amounts in thousands).

	Three Months Ended June 30, 2026 vs.
	Three Months Ended June 30, 2025
		Variance
		due to
	Volume	Yield/Rate	Total
Interest earning assets
Loans	$3,922	$(139)	$3,783
Mortgage loans held for sale	57	(7)	50
Investment securities:
Taxable securities	108	1,090	1,198
Tax-exempt securities	169	142	311
Interest bearing balances in other banks	(513)	(142)	(655)
Federal funds sold	199	(64)	135
Total interest earning assets	$3,942	$880	$4,822

Interest bearing liabilities
Interest bearing transaction accounts	$222	$(233)	$(11)
Savings and money market accounts	495	(640)	(145)
Time deposits	1,172	(854)	318
Short-term borrowings	3	(3)	-
Federal Home Loan Bank advances	(485)	(61)	(546)
Subordinated debentures	-	320	320
Total interest bearing liabilities	$1,407	$(1,471)	$(64)

Net interest income
Net interest income (taxable equivalent)	$2,535	$2,351	$4,886
Taxable equivalent adjustment	(4)	(14)	(18)
Net interest income	$2,531	$2,337	$4,868

Total interest income for the three months ended June 30, 2026 was $53.1 million and total interest expense was $18.7 million, resulting in net interest income of $34.4 million for the period. For the same period of 2025, total interest income was $48.3 million and total interest expense was $18.8 million, resulting in net interest income of $29.5 million for the period. This represents a 16.48% increase in net interest income when comparing the same period from 2026 and 2025. When comparing the variances related to interest income for the three months ended June 30, 2026 and 2025, the increase was primarily attributed to increases in average volumes in loans and investment security yields. The volume related increase in interest income for the three months ended June 30, 2026 was accompanied by an increase in the yield on investment securities. When comparing variances related to interest expense for the three months ended June 30, 2026 and 2025, the decrease primarily resulted from a decrease in deposit interest rates and a reduction in FHLB advances outstanding. The decrease in interest expense resulting from interest rate decreases was offset by an increase in the average volume of deposits.

Comparison of net interest income for the six months ended June 30, 2026 and 2025

The following table shows, for the six months ended June 30, 2026 and 2025, the average balances of each principal category of our earning assets and interest bearing liabilities and the average taxable equivalent yields on assets and average costs of liabilities. These yields and costs are calculated by dividing the income or expense by the average daily balance of the associated assets or liabilities (amounts in thousands).

	Six Months Ended June 30, 2026			Six Months Ended June 30, 2025
		Interest			Interest
	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Yield/Rate	Balance	Expense	Yield/Rate
Interest earning assets
Loans	$2,756,621	$89,019	6.51%	$2,526,851	$81,429	6.50%
Mortgage loans held for sale	12,680	302	4.80%	7,981	199	5.03%
Investment securities:
Taxable securities	740,230	11,693	3.19%	740,594	9,513	2.59%
Tax-exempt securities	89,159	1,658	3.75%	68,852	1,069	3.13%
Interest bearing balances in other banks	74,948	1,420	3.82%	106,515	2,407	4.56%
Federal funds sold	32,983	614	3.75%	15,923	357	4.52%
Total interest earning assets	$3,706,621	$104,706	5.62%	$3,466,716	$94,974	5.45%

Interest bearing liabilities
Interest bearing transaction accounts	$813,417	$6,014	1.49%	$754,699	$5,942	1.59%
Savings and money market accounts	1,084,551	12,761	2.37%	1,016,297	13,264	2.63%
Time deposits	835,276	14,656	3.54%	711,132	14,079	3.99%
Short-term borrowings	52	1	3.88%	10,384	172	3.34%
Federal Home Loan Bank advances	100,387	1,849	3.71%	150,304	2,953	3.96%
Subordinated debentures	40,000	1,207	6.09%	40,000	831	4.19%
Total interest bearing liabilities	$2,873,683	$36,488	2.56%	$2,682,816	$37,241	2.80%
Noninterest-bearing funding of earning assets	832,938	-	0.00%	783,900	-	0.00%
Total cost of funding earning assets	$3,706,621	$36,488	1.99%	$3,466,716	$37,241	2.17%
Net interest rate spread			3.06%			2.65%
Net interest income/margin (taxable equivalent)		$68,218	3.71%		$57,733	3.35%
Tax equivalent adjustment		(473)			(447)
Net interest income/margin		$67,745	3.69%		$57,286	3.33%

The following table reflects, for the six months ended June 30, 2026 and 2025, the changes in our net interest income due to variances in the volume of interest earning assets and interest bearing liabilities and variances in the associated rates earned or paid on these assets and liabilities (amounts in thousands).

	Six Months Ended June 30, 2026 vs.
	Six Months Ended June 30, 2025
		Variance
		due to
	Volume	Yield/Rate	Total
Interest earning assets
Loans	$7,453	$137	$7,590
Mortgage loans held for sale	117	(14)	103
Investment securities:
Taxable securities	(22)	2,202	2,180
Tax-exempt securities	315	274	589
Interest bearing balances in other banks	(712)	(275)	(987)
Federal funds sold	381	(124)	257
Total interest earning assets	$7,532	$2,200	$9,732

Interest bearing liabilities
Interest bearing transaction accounts	$463	$(391)	$72
Savings and money market accounts	891	(1,394)	(503)
Time deposits	2,457	(1,880)	577
Short-term borrowings	(170)	(1)	(171)
Federal Home Loan Bank advances	(980)	(124)	(1,104)
Subordinated debentures	-	376	376
Total interest bearing liabilities	$2,661	$(3,414)	$(753)

Net interest income
Net interest income (taxable equivalent)	$4,871	$5,614	$10,485
Taxable equivalent adjustment	(2)	(24)	(26)
Net interest income	$4,869	$5,590	$10,459

Total interest income for the six months ended June 30, 2026 was $104.2 million and total interest expense was $36.5 million, resulting in net interest income of $67.7 million for the period. For the same period of 2025, total interest income was $94.5 million and total interest expense was $37.2 million, resulting in net interest income of $57.3 million for the period. This represents a 18.26% increase in net interest income when comparing the same period from 2026 and 2025. When comparing the variances related to interest income for the six months ended June 30, 2026 and 2025, the increase was primarily attributed to increases in average volumes in loans and loan and investment security yields. The volume related increase in interest income for the six months ended June 30, 2026 was accompanied by an increase in the yield on loans and investment securities. When comparing variances related to interest expense for the six months ended June 30, 2026 and 2025, the decrease primarily resulted from a decrease in deposit interest rates and a reduction in FHLB advances outstanding. The decrease in interest expense resulting from interest rate decreases was mostly offset by an increase in the average volume of deposits.

Provision for Credit Losses

The provision for credit losses represents a charge to earnings necessary to establish an allowance for credit losses that, in management's evaluation, is adequate to provide coverage for all expected credit losses. As a result of evaluating the allowance for credit losses at June 30, 2026, management recorded a provision for credit losses of $2.01 million in the second quarter of 2026 compared to $1.69 million in the second quarter of 2025. For the six months ended June 30, 2026, management recorded a provision for credit losses of $4.0 million compared to $3.4 for the same period in 2025. The increased provision for credit losses allocated was primarily due to the growth of our overall loan portfolio. In management’s evaluation, our allowance for credit losses reflects an amount we believe appropriate, based on our allowance assessment methodology, to adequately cover all expected future losses as of the date the allowance is determined.

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

The following table sets forth the principal components of noninterest income for the periods indicated (amounts in thousands).

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2026	2025	2026	2025
Service charges and fees	$2,575	$2,225	$5,007	$4,359
Investment brokerage revenue	393	254	770	549
Mortgage operations	1,979	1,826	3,674	2,857
Bank owned life insurance income	473	408	930	816
Net loss on sales of investment securities	(99)	(99)	(91)	(3,498)
Other noninterest income	787	463	1,549	1,854
Total noninterest income	$6,108	$5,077	$11,839	$6,937

Noninterest income for the three months ended June 30, 2026 was $6.1 million compared to $5.1 million for the same period in 2025. The most significant increase in noninterest income was due to a $350.0 thousand increase in service charges and fees.

Noninterest income for the six months ended June 30, 2026 was $11.8 million compared to $6.9 million for the same period in 2025. The most significant increase in noninterest income was the result of the loss on sales of investment securities which totaled $91.0 thousand through the second quarter of 2026 compared to the loss on sales of investment securities which totaled $3.5 million through the second quarter of 2025.

Noninterest Expense

Noninterest expenses consist primarily of salaries and employee benefits, building occupancy and equipment expenses, advertising and promotion expenses, data processing expenses, legal and professional services and miscellaneous other operating expenses.

The following table sets forth the principal components of noninterest expense for the periods indicated (amounts in thousands).

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2026	2025	2026	2025
Salaries and employee benefits	$13,097	$10,963	$24,702	$20,721
Occupancy expenses	1,210	1,037	2,422	2,059
Equipment rentals, depreciation, and maintenance	721	536	1,346	1,083
Telephone and communications	121	109	247	221
Advertising and business development	354	271	623	527
Data processing	1,152	1,096	2,264	2,225
Foreclosed assets, net	94	(41)	127	(27)
Federal deposit insurance and other regulatory assessments	574	729	1,276	1,507
Legal and other professional services	360	318	690	1,628
Other operating expense	2,574	2,306	4,997	4,241
Total noninterest expense	$20,257	$17,324	$38,694	$34,185

Noninterest expense for the three months ended June 30, 2026 totaled $20.3 million compared with $17.3 million for the same period of 2025. The overall increase was primarily a result of the increase in salaries and employee benefits coinciding with growth in the number of employees that was offset by the decrease in federal deposit insurance and other regulatory assessments. Federal deposit insurance and other regulatory assessments decreased $155 thousand, or 21.26%, to $574 thousand in the second quarter of 2026 from $729 thousand in the second quarter of 2025. Salaries and employee benefits increased $2.1 million, or 19.47%, to $13.1 million in the second quarter of 2026 from $11.0 million in the second quarter of 2025.

Noninterest expense for the six months ended June 30, 2026 totaled $38.7 million compared with $34.2 million for the same period of 2025. The overall increase was primarily a result of the increase in salaries and employee benefits coinciding with growth in the number of employees that was offset by the decrease in legal and other professional services. Legal and other professional services decreased $938 thousand, or 57.62%, to $690 thousand in the first six months of 2026 from $1.6 million in the first six months of 2025. $913 thousand of the decrease related to one time professional fees paid for vendor contract negotiations in 2025. Salaries and employee benefits increased $4.0 million, or 19.21%, to $24.7 million in the in the first six months of 2026 from $20.7 million in the first six months of 2025.

Provision for Income Taxes

We recognized income tax expense of $4.4 million for the three months ended June 30, 2026, compared to $3.5 million for the three months ended June 30, 2025. The effective tax rate for the three months ended June 30, 2026 was 24.1% compared to 22.5% for the same period in 2025. The effective tax rate is affected by levels of items of income that are not subject to federal and/or state taxation and by levels of items of expense that are not deductible for federal and/or state income tax purposes.

We recognized income tax expense of $8.9 million for the six months ended June 30, 2026, compared to $6.1 million for the six months ended June 30, 2025. The effective tax rate for the six months ended June 30, 2026 was 24.1% compared to 23.0% for the same period in 2025. The effective tax rate is affected by levels of items of income that are not subject to federal and/or state taxation and by levels of items of expense that are not deductible for federal and/or state income tax purposes.

Comparison of Financial Condition at June 30, 2026 and December 31, 2025

Overview

Our total assets increased $230.4 million, or 6.08%, from December 31, 2025 to June 30, 2026. Loans, net of deferred fees and discounts, increased $128.5 million, or 4.73%, from December 31, 2025 to June 30, 2026. Securities available-for-sale increased by $54.8 million, or 8.71%, and securities held-to-maturity decreased by $2.3 million, or 1.95%, from December 31, 2025 to June 30, 2026, respectively. Cash and cash equivalents increased $28.8 million, or 22.40% from December 31, 2025 to June 30, 2026. Total deposits increased $177.9 million, or 5.35%, from December 31, 2025 to June 30, 2026 which funded our loan growth. Total stockholders’ equity increased $16.4 million, or 5.62% from December 31, 2025 to June 30, 2026.

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

During the six months ended June 30, 2026, we purchased investment securities totaling $134.7 million and sold investment securities with proceeds received of $36.5 million including net realized losses of $91.3 thousand.

The following tables summarize the amortized cost, gross unrealized gains, gross unrealized losses, and fair value of debt securities at June 30, 2026 and December 31, 2025 (amounts in thousands).

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2026:
Securities available-for-sale:
Residential mortgage-backed	$574,958	$788	$(40,758)	$534,988
U.S. treasury securities	24,388	-	(140)	24,248
U.S. govt. sponsored enterprises	3,357	-	(297)	3,060
State, county, and municipal	116,857	443	(7,700)	109,600
Corporate debt obligations	11,954	18	(489)	11,483
Total available-for-sale	$731,514	$1,249	$(49,384)	$683,379

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2026:
Securities held-to-maturity:
Residential mortgage-backed	$52,210	$-	$(9,476)	$42,734
State, county, and municipal	62,712	-	(9,863)	52,849
Total held-to-maturity	$114,922	$-	$(19,339)	$95,583

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2025:
Securities available-for-sale:
Residential mortgage-backed	$537,078	$2,386	$(36,254)	$503,210
U.S. treasury securities	15,053	-	(279)	14,774
U.S. govt. sponsored enterprises	3,389	-	(251)	3,138
State, county, and municipal	102,266	366	(7,599)	95,033
Corporate debt obligations	13,194	45	(769)	12,470
Total available-for-sale	$670,980	$2,797	$(45,152)	$628,625

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2025:
Securities held-to-maturity:
Residential mortgage-backed	$54,472	$-	$(9,463)	$45,009
State, county, and municipal	62,736	-	(9,485)	53,251
Total held-to-maturity	$117,208	$-	$(18,948)	$98,260

Loans

Loans are the largest category of interest earning assets and typically provide higher yields than other types of interest earning assets. Associated with the higher loan yields are the inherent credit and liquidity risks which management attempts to control and counterbalance. Total loans averaged $2.79 billion during the three months ended June 30, 2026, or 74.1% of average interest earning assets, as compared to $2.54 billion, or 72.7% of average interest earning assets, for the three months ended June 30, 2025. At June 30, 2026, total loans were $2.84 billion, compared to $2.71 billion at December 31, 2025, an increase of $128.5 million, or 4.73%.

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

The following table provides a summary of the loan portfolio as of June 30, 2026, and December 31, 2025.

	June 30, 2026		December 31, 2025
	Amount	% of Total	Amount	% of Total
Residential real estate:
Closed-end 1-4 family - first lien	$939,187	33.5%	$921,918	34.4%
Closed-end 1-4 family - junior lien	19,041	0.7%	18,392	0.7%
Multi-family	72,174	2.6%	53,305	2.0%
Total residential real estate	1,030,402	36.8%	993,615	37.1%
Commercial real estate:
Nonfarm nonresidential	771,574	27.5%	755,947	28.2%
Farmland	93,078	3.3%	82,158	3.1%
Total commercial real estate	864,652	30.8%	838,105	31.3%
Construction and land development:
Residential	116,446	4.2%	117,926	4.4%
Other	146,858	5.2%	134,602	5.0%
Total construction and land development	263,304	9.4%	252,528	9.4%
Home equity lines of credit	174,529	6.2%	157,914	5.9%
Commercial loans:
Other commercial loans	355,182	12.7%	320,162	12.0%
Agricultural	87,823	3.1%	81,051	3.0%
State, county, and municipal loans	24,514	0.9%	26,130	0.9%
Total commercial loans	467,519	16.7%	427,343	15.9%
Consumer loans	50,728	1.8%	52,686	2.0%
Total gross loans	2,851,134	101.7%	2,722,191	101.6%
Allowance for credit losses	(39,758)	-1.4%	(36,011)	-1.3%
Net discounts	(1)	0.0%	(4)	0.0%
Net deferred loan fees	(9,139)	-0.3%	(8,671)	-0.3%
Net loans	$2,802,236	100.0%	$2,677,505	100.0%

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

Real estate loans are the largest component of our loan portfolio and include residential real estate loans, commercial real estate loans, and construction and land development loans. At June 30, 2026, this category totaled $2.16 billion, or 75.70% of total gross loans, compared to $2.08 billion, or 76.57%, at December 31, 2025. Real estate loans increased $74.1 million, or 3.56%, during the period December 31, 2025 to June 30, 2026. Commercial loans increased $40.2 million, or 9.40% during the same period. Our management team and lending officers have a great deal of experience and expertise in real estate lending and commercial lending.

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

The repayment of loans is a source of additional liquidity for us. The following table sets forth our variable rate and fixed rate loans maturing within specific intervals at June 30, 2026.

LOAN MATURITY AND SENSITIVITY TO CHANGES IN INTEREST RATES

		Over one	Over five
	One year	year through	years through	Over fifteen
Variable Rate Loans:	or less	five years	fifteen years	years	Total
Residential real estate:
Closed-end 1-4 family - first lien	$12,488	$10,425	$7,840	$526,771	$557,524
Closed-end 1-4 family - junior lien	3,167	1,453	136	119	4,875
Multi-family	533	20,627	-	-	21,160
Total residential real estate	16,188	32,505	7,976	526,890	583,559
Commercial real estate:
Nonfarm nonresidential	13,690	54,143	11,735	13,369	92,937
Farmland	1,237	3,938	-	-	5,175
Total commercial real estate	14,927	58,081	11,735	13,369	98,112
Construction and land development:
Residential	31,395	1,157	-	26,208	58,760
Other	33,383	20,202	8,465	-	62,050
Total construction and land development	64,778	21,359	8,465	26,208	120,810
Home equity lines of credit	8,878	5,184	138,226	-	152,288
Commercial loans:
Other commercial loans	84,555	54,350	19,373	-	158,278
Agricultural	62,108	1,824	-	-	63,932
State, county, and municipal loans	101	-	-	-	101
Total commercial loans	146,764	56,174	19,373	-	222,311
Consumer loans	1,228	1,398	-	-	2,626
Total gross variable rate loans	$252,763	$174,701	$185,775	$566,467	$1,179,706

		Over one	Over five
	One year	year through	years through	Over fifteen
Fixed Rate Loans:	or less	five years	fifteen years	years	Total
Residential real estate:
Closed-end 1-4 family - first lien	$52,563	$162,245	$51,674	$115,181	$381,663
Closed-end 1-4 family - junior lien	1,358	11,872	652	284	14,166
Multi-family	758	43,801	2,807	3,648	51,014
Total residential real estate	54,679	217,918	55,133	119,113	446,843
Commercial real estate:
Nonfarm nonresidential	71,838	431,592	174,826	381	678,637
Farmland	7,463	70,138	10,139	163	87,903
Total commercial real estate	79,301	501,730	184,965	544	766,540
Construction and land development:
Residential	54,712	2,319	-	655	57,686
Other	18,294	52,305	14,123	86	84,808
Total construction and land development	73,006	54,624	14,123	741	142,494
Home equity lines of credit	1,256	838	20,147	-	22,241
Commercial loans:
Other commercial loans	28,461	125,825	42,500	118	196,904
Agricultural	5,063	16,553	2,275	-	23,891
State, county, and municipal loans	1,472	10,483	12,458	-	24,413
Total commercial loans	34,996	152,861	57,233	118	245,208
Consumer loans	7,192	24,103	16,294	513	48,102
Total fixed rate gross loans	$250,430	$952,074	$347,895	$121,029	$1,671,428

		Over one	Over five
	One year	year through	years through	Over fifteen
Total Loans:	or less	five years	fifteen years	years	Total
Residential real estate:
Closed-end 1-4 family - first lien	$65,051	$172,670	$59,514	$641,952	$939,187
Closed-end 1-4 family - junior lien	4,525	13,325	788	403	19,041
Multi-family	1,291	64,428	2,807	3,648	72,174
Total residential real estate	70,867	250,423	63,109	646,003	1,030,402
Commercial real estate:
Nonfarm nonresidential	85,528	485,735	186,561	13,750	771,574
Farmland	8,700	74,076	10,139	163	93,078
Total commercial real estate	94,228	559,811	196,700	13,913	864,652
Construction and land development:
Residential	86,107	3,476	-	26,863	116,446
Other	51,677	72,507	22,588	86	146,858
Total construction and land development	137,784	75,983	22,588	26,949	263,304
Home equity lines of credit	10,134	6,022	158,373	-	174,529
Commercial loans:
Other commercial loans	113,016	180,175	61,873	118	355,182
Agricultural	67,171	18,377	2,275	-	87,823
State, county, and municipal loans	1,573	10,483	12,458	-	24,514
Total commercial loans	181,760	209,035	76,606	118	467,519
Consumer loans	8,420	25,501	16,294	513	50,728
Total gross loans	$503,193	$1,126,775	$533,670	$687,496	$2,851,134

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

The following table presents a summary of changes in the allowance for credit losses for the periods indicated (amounts in thousands).

	As of and for the		As of and for the
	Three Months Ended:		Six Months Ended:
	June 30,	June 30,	June 30,	June 30,
	2026	2025	2026	2025
Allowance for credit losses at beginning of period	$37,871	$33,798	$36,011	$32,088
Charge-offs:
Mortgage loans on real estate:
Residential real estate	80	49	98	49
Commercial real estate	-	1,514	-	1,514
Construction and land development	-	-	-	-
Total mortgage loans on real estate	80	1,563	98	1,563
Home equity lines of credit	-	-	-	-
Commercial	110	423	260	519
Consumer	43	97	79	138
Total	233	2,083	437	2,220

Recoveries:
Mortgage loans on real estate:
Residential real estate	12	1	21	12
Commercial real estate	13	1	14	4
Construction and land development	2	-	2	-
Total mortgage loans on real estate	27	2	37	16
Home equity lines of credit	-	-	-	9
Commercial	57	140	88	261
Consumer	23	8	33	25
Total	107	150	158	311

Net charge-offs	126	1,933	279	1,909
Provision for credit losses	2,013	1,686	4,026	3,372
Allowance for credit losses at end of period	$39,758	$33,551	$39,758	$33,551

Total loans outstanding, net of deferred loan fees	2,841,994	2,563,979	2,841,994	2,563,979
Average loans outstanding, net of deferred loan fees	2,787,289	2,544,491	2,756,621	2,526,851
Allowance for credit losses to period end loans	1.40%	1.31%	1.40%	1.31%
Net charge-offs to average loans (annualized)	0.02%	0.30%	0.02%	0.15%

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

	June 30, 2026		December 31, 2025
		Percent of		Percent of
	Amount	Total	Amount	Total
Mortgage loans on real estate:
Residential real estate	$10,099	25.4%	$8,635	23.9%
Commercial real estate	13,251	33.3%	12,138	33.7%
Construction and land development	3,802	9.6%	3,599	10.0%
Total mortgage loans on real estate	27,152	68.3%	24,372	67.6%
Home equity lines of credit	2,867	7.2%	2,443	6.8%
Commercial	9,172	23.1%	8,700	24.2%
Consumer	567	1.4%	496	1.4%
Total	$39,758	100.0%	$36,011	100.0%

Nonperforming Assets

The following table presents our nonperforming assets as of the dates indicated (amounts in thousands):

	June 30,		December 31,
	2026	2025	2025
Nonaccrual loans	$13,743	$5,259	$10,644
Accruing loans past due 90 days or more	128	15	1,231
Total nonperforming loans	13,871	5,274	11,875
Foreclosed assets	1,731	1,777	1,537
Total nonperforming assets	$15,602	$7,051	$13,412

Allowance for credit losses to period end loans	1.40%	1.31%	1.33%
Allowance for credit losses to period end nonperforming loans	286.63%	636.16%	303.25%
Net charge-offs to average loans (annualized)	0.02%	0.15%	0.13%
Nonperforming assets to period end loans and foreclosed property	0.55%	0.27%	0.49%
Nonperforming loans to period end loans	0.49%	0.21%	0.44%
Nonperforming assets to total assets	0.39%	0.19%	0.35%
Period end loans	$2,841,994	$2,563,979	$2,713,516
Period end total assets	$4,017,779	$3,687,506	$3,787,385
Allowance for credit losses	$39,758	$33,551	$36,011
Average loans for the period	$2,756,621	$2,526,851	$2,590,122
Net charge-offs for the period	$279	$1,909	$3,321
Period end loans plus foreclosed property	$2,843,725	$2,565,756	$2,715,053

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

The following table details the composition of our deposit portfolio as of June 30, 2026, and December 31, 2025.

	June 30, 2026		December 31, 2025
		Percent of		Percent of
	Amount	Total	Amount	Total
Demand deposits, non-interest bearing	$696,120	19.9%	$666,615	20.0%
Demand deposits, interest bearing	856,766	24.4%	830,412	25.0%
Money market accounts	984,569	28.1%	912,537	27.4%
Savings deposits	126,058	3.6%	117,236	3.5%
Time certificates of $250 thousand or more	493,163	14.1%	454,244	13.7%
Other time certificates	348,341	9.9%	346,079	10.4%
Totals	$3,505,017	100.0%	$3,327,123	100.0%

Total deposits were $3.51 billion at June 30, 2026, an increase of $177.9 million from December 31, 2025 with the increase resulting mainly in the balances of money market accounts and time certificates of $250 thousand or more. Some of our demand deposit accounts are seasonal and have expected balance fluctuations. The seasonality of these demand deposits is related to property tax collections and to agricultural production.

The following table presents the Bank’s time certificates of deposits by various maturities as of June 30, 2026 (amounts in thousands).

	All Time Deposits	Time Deposits $250 or more	Time Deposits less than $250
Three months or less	$353,887	$210,954	$142,933
Greater than three months through six months	222,451	120,108	102,343
Greater than six months through one year	203,059	120,922	82,137
Greater than one year through three years	57,335	39,405	17,930
Greater than three years	4,772	1,774	2,998
Total	$841,504	$493,163	$348,341

Other Funding Sources

We supplement our deposit funding with wholesale funding when needed for balance sheet planning and management or when the terms are attractive and will not disrupt our offering rates in our markets. A source we have used for wholesale funding is the Federal Home Loan Bank of Atlanta (FHLB). The line of credit with the FHLB is secured by pledges of various loans in our loan portfolio. At June 30, 2026, the FHLB line of credit available was $447.9 million and at December 31, 2025 it was $456.8 million. As of June 30, 2026 and December 31, 2025, we had $135.0 million $100.0 million Federal Home Loan Bank advances outstanding, respecitvely. We also have lines of credit for federal funds borrowings with other banks that totaled $100.0 million at June 30, 2026 and December 31, 2025, respectively. Furthermore, we have pledged certain loans to the Federal Reserve Bank (FRB) to secure a line of credit. At June 30, 2026, the FRB line of credit available was $415.7 million and at December 31, 2025, the FRB line of credit available was $401.8 million. Another source that we have used for wholesale funding is the Federal Reserve Bank discount window. At both June 30, 2026 and December 31, 2025, we had no borrowings outstanding with the Federal Reserve Bank discount window.

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

Cash and cash equivalents at June 30, 2026 and December 31, 2025, were $157.3 million and $128.5 million, respectively. Based on recorded cash and cash equivalents, management believes River Financial Corporation’s liquidity resources were sufficient at June 30, 2026 to fund loans and meet other cash needs as necessary.

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

Financial instruments whose contract amount represents credit risk at June 30, 2026 and December 31, 2025 were as follows (amounts in thousands):

	June 30, 2026	December 31, 2025
Commitments to extend credit	$483,588	$450,991
Stand-by and performance letters of credit	8,103	8,786
Total	$491,691	$459,777

Contractual Obligations

While our liquidity monitoring and management considers both present and future demands for and sources of liquidity, the following table of contractual commitments focuses only on future obligations as of June 30, 2026 (amounts in thousands).

		Due after 1	Due after 3
	Due in 1	through	through	Due after
	year or less	3 years	5 years	5 years	Total
Deposits without a stated maturity	$2,663,513	$-	$-	$-	$2,663,513
Certificates of deposit of less than $250 thousand	327,413	17,930	2,998	-	348,341
Certificates of deposit of $250 thousand or more	451,984	39,405	1,774	-	493,163
Federal Home Loan Bank advances	75,000	-	-	60,000	135,000
Subordinated debt	-	-	40,000	-	40,000
Operating leases	1,284	2,026	1,683	4,731	9,724
Total contractual obligations	$3,519,194	$59,361	$46,455	$64,731	$3,689,741

Capital Position and Dividends

At June 30, 2026 and December 31, 2025, total stockholders’ equity was $310.1 million and $293.6 million, respectively. The increase of approximately $16.4 million resulted mainly from the net change in retained earnings and accumulated other comprehensive loss for the six months ended June 30, 2026. Retained earnings for the first six months of 2026 increased $20.2 million while accumulated other comprehensive loss also increased $4.2 million. The ratio of stockholders’ equity to total assets was 7.72% and 7.75% at June 30, 2026 and December 31, 2025, respectively.

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

Management believes, as of June 30, 2026 and December 31, 2025, that the Company and Bank meet all capital adequacy requirements to which they are subject. The following tables present the Company's and Bank’s capital amounts and ratios as of June 30, 2026 and December 31, 2025 with the required minimum levels for capital adequacy purposes including the capital conservation buffer under Basel III and minimum levels to be well capitalized (as defined) under the regulatory prompt corrective action regulations.

As of June 30, 2026:
					To Be Well Capitalized
			Required For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Regulations (1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
River Financial Corporation:
Total Capital (To Risk-Weighted Assets)	$394,228	13.590%	$304,582	>= 10.500%	N/A	N/A
Common Equity Tier 1 Capital (To Risk-Weighted Assets)	326,270	11.248%	203,054	>= 7.000%	N/A	N/A
Tier 1 Capital (To Risk-Weighted Assets)	326,270	11.248%	246,566	>= 8.500%	N/A	N/A
Tier 1 Capital (To Average Assets)	326,270	8.265%	157,903	>= 4.000%	N/A	N/A

River Bank:
Total Capital (To Risk-Weighted Assets)	$400,765	13.817%	$304,548	>= 10.500%	$290,046	>= 10.00%
Common Equity Tier 1 Capital (To Risk-Weighted Assets)	364,466	12.566%	203,031	>= 7.000%	188,528	>= 6.50%
Tier 1 Capital (To Risk-Weighted Assets)	364,466	12.566%	246,537	>= 8.500%	232,035	>= 8.00%
Tier 1 Capital (To Average Assets)	364,466	9.233%	157,902	>= 4.000%	197,378	>= 5.00%
(1) the prompt corrective action provisions are applicable at the Bank level only.

As of December 31, 2025:
					To Be Well Capitalized
			Required For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Regulations (1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
River Financial Corporation:
Total Capital (To Risk-Weighted Assets)	$378,693	13.848%	$287,146	>= 10.500%	N/A	N/A
Common Equity Tier 1 Capital (To Risk-Weighted Assets)	304,853	11.148%	191,430	>= 7.000%	N/A	N/A
Tier 1 Capital (To Risk-Weighted Assets)	304,853	11.148%	232,441	>= 8.500%	N/A	N/A
Tier 1 Capital (To Average Assets)	304,853	7.945%	153,489	>= 4.000%	N/A	N/A

River Bank:
Total Capital (To Risk-Weighted Assets)	$378,261	13.832%	$287,146	>= 10.500%	$273,472	>= 10.00%
Common Equity Tier 1 Capital (To Risk-Weighted Assets)	344,054	12.581%	191,431	>= 7.000%	177,758	>= 6.50%
Tier 1 Capital (To Risk-Weighted Assets)	344,054	12.581%	232,452	>= 8.500%	218,779	>= 8.00%
Tier 1 Capital (To Average Assets)	344,054	8.966%	153,488	>= 4.000%	191,860	>= 5.00%
(1) the prompt corrective action provisions are applicable at the Bank level only.

River Financial Corporation’s principal source of funds for dividend payments and debt service is dividends received from River Bank. There are statutory limitations on the payment of dividends by River Bank to River Financial Corporation. As of June 30, 2026, the maximum amount the Bank could dividend to River Financial Corporation without prior regulatory authority approval was approximately $84.3 million. In addition to dividend restrictions, federal statutes prohibit unsecured loans from banks to bank holding companies.

During the six months ending June 30, 2026 there were 7,500 incentive stock options issued with a weighted average exercise price of $33.19 per share. During the same period, there were 66,594 incentive stock options exercised at a weighted average exercise price of $17.61 per share. Included in the 66,594 incentive stock options exercised during the same period were 3,042 cashless stock options. During the same period, there were no incentive stock options forfeited. During the same period, there were no stock options that expired. A total of 256,100 incentive stock options were outstanding as of June 30, 2026 with a weighted average exercise price of $28.48 per share and a weighted average remaining life of 4.01 years.

During the six months ending June 30, 2026 there were 17,650 restricted stock grants issued with a weighted average issue price of $32.70 per share. During the same time period, there were 33,600 stock grants that vested with a weighted average issue price of $31.50. During the same time period, there were no stock grants forfeited. A total of 119,583 restricted stock grants remained nonvested as of June 30, 2026 with a weighted average remaining life of 2.38 years.

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

The following table illustrates our interest rate sensitivity at June 30, 2026, assuming the relevant assets and liabilities are collected and paid, respectively, based upon historical experience rather than their stated maturities (amounts in thousands).

	0-1 Mos	1-3 Mos	3-12 Mos	1-2 Yrs	2-3 Yrs	>3 Yrs	Total
Interest earning assets
Loans	$708,411	$153,576	$490,470	$447,193	$325,281	$717,063	$2,841,994
Securities	40,975	22,171	70,817	78,622	71,049	514,667	798,301
Certificates of deposit in banks	-	-	2,500	250	-	218	2,968
Cash balances in banks	67,474	-	-	-	-	-	67,474
Federal funds sold	44,000	-	-	-	-	-	44,000
Total interest earning assets	$860,860	$175,747	$563,787	$526,065	$396,330	$1,231,948	$3,754,737

Interest bearing liabilities
Interest bearing transaction accounts	$517,577	$7,092	$31,917	$42,556	$42,556	$215,068	$856,766
Savings and money market accounts	472,302	11,678	52,554	70,072	70,072	433,949	1,110,627
Time deposits	113,453	241,025	425,184	54,453	2,582	4,807	841,504
Securities sold under agreements to repurchase	-	-	-	-	-	-	-
Federal Home Loan Bank advances	-	-	75,000	-	-	60,000	135,000
Subordinated debentures, net of loan costs	-	-	-	-	-	39,659	39,659
Total interest bearing liabilities	$1,103,332	$259,795	$584,655	$167,081	$115,210	$753,483	$2,983,556

Interest sensitive gap
Period gap	$(242,472)	$(84,048)	$(20,868)	$358,984	$281,120	$478,465	$771,181
Cumulative gap	$(242,472)	$(326,520)	$(347,388)	$11,596	$292,716	$771,181
Cumulative gap - Rate Sensitive Assets/ Rate Sensitive Liabilities	-6.5%	-8.7%	-9.3%	0.3%	7.8%	20.5%

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

	Impact on net interest income
	As of	As of
	June 30, 2026	December 31, 2025
Change in prevailing rates:
+ 400 basis points	(10.01)%	(8.32)%
+ 300 basis points	(7.34)%	(5.75)%
+ 200 basis points	(4.95)%	(3.35)%
+ 100 basis points	(2.59)%	(0.98)%
+ 0 basis points	-	-
- 100 basis points	(1.03)%	(2.49)%
- 200 basis points	(1.99)%	(2.87)%
- 300 basis points	(1.58)%	(2.59)%
- 400 basis points	0.72%	(1.89)%

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This item is not applicable to smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company has carried out an evaluation under the supervision and with participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even the effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2026, the Company’s disclosure controls and procedures are effective in ensuring that material information relating to the Company required to be disclosed in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods and is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the six months ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Pending Legal Proceedings

Between July 1, 2026, and July 10, 2026, customers filed four lawsuits against River Financial or River Bank in the Circuit Courts of Autauga County, Alabama, and Macon County, Alabama. The lawsuits arise from a June 2026 cybersecurity incident experienced by River Financial and River Bank.

The complaints allege that River Financial failed to adequately protect its customers’ personal information in connection with the June 2026 cybersecurity incident. The plaintiffs in each case have not alleged any actual financial loss that they incurred as a result of the June 2026 cybersecurity incident; however, they seek damages and attorneys’ fees.

Cybersecurity Events

Information regarding the June 2026 cybersecurity incident experienced by River Financial and River Bank may be found in the following Form 8-Ks filed on June 25, 2026, July 6, 2026, July 10, 2026, July 17, 2026 and July 30, 2026. River Financial and River Bank’s investigation into the full nature, scope, and impact of the incident is ongoing. To date, there is no evidence that any customer fraud has occurred as a result of this incident, or that any customer accounts have been compromised.

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

Litigation regarding the facts set forth in Item 1 above will likely require material time and costs which at this point cannot be determined.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In June 2026, the company sold 12,608 shares of its common stock for a cash total of approximately $630 thousand to its employee stock ownership plan. The Company relied upon exemptions from registration under SEC Rule 147A.

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

RIVER FINANCIAL CORPORATION

Date: August 4, 2026	By:	/s/ James M. Stubbs
James M. Stubbs
Chief Executive Officer (principal executive officer)

Date: August 4, 2026	By:	/s/ Jason B. Davis
Jason B. Davis
Chief Financial Officer