Form 10-Q
period 2026-09-30
River Financial Corp
filed 2026-11-12
CIK 1641601

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of November 9, 2026, the registrant had 7,806,491 shares of common stock, $1.00 par value per share, outstanding.

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

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

RIVER FINANCIAL CORPORATION

Consolidated Statements of Financial Condition

(in thousands except share data)

	September 30, 2026	December 31, 2025
	Unaudited	Audited
Assets
Cash and due from banks	$41,292	$29,228
Interest-bearing deposits in banks	97,612	89,295
Federal funds sold	34,000	10,000
Cash and cash equivalents	172,904	128,523

Certificates of deposit in banks	2,968	2,968
Securities held-to-maturity, at amortized cost (fair value of $91,379 and $98,260, respectively)	113,600	117,208
Securities available-for-sale, at fair value (amortized cost of $740,234 and $670,980, respectively)	672,481	628,625
Loans held for sale	4,998	9,483
Loans, net of deferred fees and discounts	2,927,491	2,713,516
Less allowance for credit losses	(41,187)	(36,011)
Net loans	2,886,304	2,677,505
Premises and equipment, net	53,078	50,816
Accrued interest receivable	18,858	17,473
Bank owned life insurance	56,282	54,121
Foreclosed assets	1,922	1,537
Deferred income taxes, net	31,292	22,648
Core deposit intangible	307	533
Goodwill	27,817	27,817
Restricted equity securities, at cost	8,026	7,882
Affordable housing tax credit investments	33,423	30,630
Other assets	10,082	9,616
Total assets	$4,094,342	$3,787,385
Liabilities and Shareholders' Equity
Noninterest-bearing deposits	$756,399	$666,615
Interest-bearing deposits	2,857,643	2,660,508
Total deposits	3,614,042	3,327,123
Federal Home Loan Bank advances	100,000	100,000
Subordinated debentures, net of loan costs	39,678	39,633
Accrued interest payable and other liabilities	23,447	20,769
Total liabilities	3,777,167	3,487,525
Common stock related to 401(k) Employee Stock Ownership Plan	6,696	6,233
Stockholders' Equity
Preferred stock ($0.01 par value; 1,000,000 shares authorized; no shares issued or outstanding)	-	-
Common stock ($1 par value; 15,000,000 shares authorized; 7,880,441 and 7,798,639 shares issued; 7,806,641 and 7,745,983 shares outstanding at September 30, 2026 and December 31, 2025, respectively)	7,880	7,799
Additional paid-in capital	142,509	140,567
Retained earnings	224,948	189,731
Accumulated other comprehensive loss	(52,066)	(33,209)
Unvested restricted stock	(3,013)	(3,275)
Treasury stock at cost (73,800 and 52,656 shares, respectively)	(3,083)	(1,753)
Common stock related to 401(k) Employee Stock Ownership Plan	(6,696)	(6,233)
Total stockholders' equity	310,479	293,627
Total equity	317,175	299,860
Total liabilities and stockholders' equity	$4,094,342	$3,787,385

The accompanying notes are an integral part of these consolidated financial statements.

RIVER FINANCIAL CORPORATION

Unaudited Consolidated Statements of Income

(in thousands except per share data)

	For the Three Months Ended:		For the Nine Months Ended:
	September 30,		September 30,
	2026	2025	2026	2025
Interest income:
Loans, including fees	$47,731	$43,141	$136,933	$124,583
Taxable securities	6,201	4,924	17,894	14,437
Nontaxable securities	712	499	2,016	1,307
Federal funds sold	387	396	1,001	753
Other interest income	799	1,870	2,219	4,277
Total interest income	55,830	50,830	160,063	145,357
Interest expense:
Deposits	17,754	17,559	51,185	50,844
Short-term borrowings	-	-	1	172
Federal Home Loan Bank advances	973	1,498	2,822	4,451
Subordinated debentures	748	418	1,955	1,249
Total interest expense	19,475	19,475	55,963	56,716
Net interest income	36,355	31,355	104,100	88,641
Provision for credit losses	2,013	1,686	6,039	5,058
Net interest income after provision for credit losses	34,342	29,669	98,061	83,583
Noninterest income:
Service charges and fees	2,673	2,312	7,680	6,671
Investment brokerage revenue	464	372	1,234	921
Mortgage operations	2,077	1,702	5,751	4,559
Bank owned life insurance income	481	434	1,411	1,250
Net loss on sales of investment securities	(614)	(3,472)	(705)	(6,970)
Other noninterest income	353	679	1,902	2,533
Total noninterest income	5,434	2,027	17,273	8,964
Noninterest expense:
Salaries and employee benefits	12,885	11,286	37,587	32,007
Occupancy expenses	1,247	1,100	3,669	3,159
Equipment rentals, depreciation, and maintenance	766	572	2,112	1,655
Telephone and communications	135	108	382	329
Advertising and business development	315	352	938	879
Data processing	1,160	1,099	3,424	3,324
Foreclosed assets, net	32	111	159	84
Federal deposit insurance and other regulatory assessments	619	620	1,895	2,127
Legal and other professional services	332	456	1,022	2,084
Other operating expenses	2,407	2,419	7,404	6,660
Total noninterest expense	19,898	18,123	58,592	52,308
Income before income taxes	19,878	13,573	56,742	40,239
Provision for income taxes	4,825	2,899	13,693	9,019
Net income	$15,053	$10,674	$43,049	$31,220

Basic net earnings per common share	$1.93	$1.38	$5.51	$4.03
Diluted net earnings per common share	$1.89	$1.36	$5.42	$3.99
Dividends per common share	$-	$-	$1.00	$0.54

The accompanying notes are an integral part of these consolidated financial statements.

RIVER FINANCIAL CORPORATION

Unaudited Consolidated Statements of Comprehensive Income

(in thousands)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Net income	$15,053	$10,674	$43,049	$31,220
Other comprehensive (loss) income, net of tax:
Investment securities available-for-sale:
Net unrealized (losses) gains	(20,082)	14,386	(25,666)	23,902
Income tax effect	5,043	(3,612)	6,447	(6,001)
Reclassification adjustments for losses realized in net income	614	3,472	705	6,970
Income tax effect	(154)	(872)	(177)	(1,750)
Reclassification adjustment for accretion of unrealized holding loss included in accumulated other comprehensive loss from the transfer of securities from available-for-sale to held-to-maturity	(76)	(82)	(221)	(241)
Income tax effect	19	21	55	61
Other comprehensive (loss) income, net of tax	(14,636)	13,313	(18,857)	22,941
Comprehensive income	$417	$23,987	$24,192	$54,161

The accompanying notes are an integral part of these consolidated financial statements.

RIVER FINANCIAL CORPORATION

Unaudited Consolidated Statements of Changes in Stockholders' Equity

(in thousands except share and per share data)

For the Nine Months Ended
	Common Stock	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Unvested Restricted Stock	Treasury Stock	Common Stock Related to ESOP	Total Stockholders' Equity

Balance at December 31, 2025	$7,799	$140,567	$189,731	$(33,209)	$(3,275)	$(1,753)	$(6,233)	$293,627
Net income	-	-	43,049	-	-	-	-	43,049
Other comprehensive loss, net of tax	-	-	-	(18,857)	-	-	-	(18,857)
Exercise of stock options (64,552 shares)	64	1,119	-	-	-	-	-	1,183
Common stock withheld in net settlement upon exercise of stock options (3,042 shares)	-	(89)	-	-	-	-	-	(89)
Purchase of treasury stock (43,834 shares)	-	-	-	-	-	(1,981)	-	(1,981)
Restricted stock grants, net of forfeiture (17,250 shares)	17	547	-	-	(564)	-	-	-
Sale of treasury shares (22,690 shares)	-	309	-	-	-	651	-	960
Dividends declared ($1 per share)	-	-	(7,832)	-	-	-	-	(7,832)
Stock-based compensation expense	-	56	-	-	826	-	-	882
Change for ESOP related shares	-	-	-	-	-	-	(463)	(463)
Balance at September 30, 2026	$7,880	$142,509	$224,948	$(52,066)	$(3,013)	$(3,083)	$(6,696)	$310,479

Balance at December 31, 2024	$7,680	$137,243	$151,817	$(61,658)	$(1,226)	$(1,701)	$(5,099)	$227,056
Net income	-	-	31,220	-	-	-	-	31,220
Other comprehensive income, net of tax	-	-	-	22,941	-	-	-	22,941
Exercise of stock options (14,178 shares)	14	178	-	-	-	-	-	192
Purchase of treasury stock (46,993 shares)	-	-	-	-	-	(1,523)	-	(1,523)
Restricted stock grants, net of forfeiture (99,600 shares)	100	3,013	-	-	(3,113)	-	-	-
Sale of treasury shares (50,023 shares)	-	(38)	-	-	-	1,635	-	1,597
Dividends declared ($0.54 per share)	-	-	(4,191)	-	-	-	-	(4,191)
Stock-based compensation expense	-	43	-	-	796	-	-	839
Change for ESOP related shares	-	-	-	-	-	-	(1,246)	(1,246)
Balance at September 30, 2025	$7,794	$140,439	$178,846	$(38,717)	$(3,543)	$(1,589)	$(6,345)	$276,885

For the Three Months Ended
	Common Stock	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Unvested Restricted Stock	Treasury Stock	Common Stock Related to ESOP	Total Stockholders' Equity

Balance at June 30, 2026	$7,880	$142,483	$209,895	$(37,430)	$(3,298)	$(2,593)	$(6,864)	$310,073
Net income	-	-	15,053	-	-	-	-	15,053
Other comprehensive loss, net of tax	-	-	-	(14,636)	-	-	-	(14,636)
Exercise of stock options (1,000 shares)	-	19	-	-	-	-	-	19
Purchase of treasury stock (10,208 shares)	-	-	-	-	-	(490)	-	(490)
Restricted stock forfeitures (400 shares)	-	(13)	-	-	13	-	-	-
Stock-based compensation expense	-	20	-	-	272	-	-	292
Balance at September 30, 2026	$7,880	$142,509	$224,948	$(52,066)	$(3,013)	$(3,083)	$(6,696)	$310,479

Balance at June 30, 2025	$7,795	$140,506	$168,172	$(52,030)	$(3,843)	$(1,320)	$(5,619)	$253,661
Net income	-	-	10,674	-	-	-	-	10,674
Other comprehensive income, net of tax	-	-	-	13,313	-	-	-	13,313
Purchase of treasury stock (35,925 shares)	-	-	-	-	-	(1,144)	-	(1,144)
Restricted stock forfeitures (1,400 shares)	(1)	(42)	-	-	43	-	-	-
Sale of treasury shares (26,409 shares)	-	(30)	-	-	-	875	-	845
Stock-based compensation expense	-	5	-	-	257	-	-	262
Change for ESOP related shares	-	-	-	-	-	-	(726)	(726)
Balance at September 30, 2025	$7,794	$140,439	$178,846	$(38,717)	$(3,543)	$(1,589)	$(6,345)	$276,885

The accompanying notes are an integral part of these consolidated financial statements.

RIVER FINANCIAL CORPORATION

Unaudited Consolidated Statements of Cash Flows

(in thousands)

	For the Nine Months
	Ended September 30,
	2026	2025
Cash Flows From Operating Activities:
Net Income	$43,049	$31,220
Adjustments to reconcile net income to net cash from operating activities:
Provision for credit losses	6,039	5,058
Provision for losses on foreclosed assets	100	223
Amortization of securities	959	1,405
Accretion of securities	(1,505)	(903)
Realized net loss on sales of securities available-for-sale	705	6,970
Accretion of discount on acquired loans	(3)	(7)
Accretion of deferred loan fees / costs	(4,943)	(4,665)
Amortization of core deposit intangible asset	226	310
Amortization of debt issuance costs	45	52
Stock-based compensation expense	882	839
Bank owned life insurance income	(1,411)	(1,250)
Depreciation and amortization of premises and equipment	2,786	2,455
Gain on sales of foreclosed assets	(8)	(105)
Deferred income tax benefit	(2,322)	(1,080)
(Increase) decrease in operating assets and (decrease) increase in operating liabilities:
Loans held-for-sale	4,485	749
Accrued interest receivable	(1,385)	(683)
Other assets	(466)	(3,468)
Accrued interest payable and other liabilities	2,678	5,237
Net cash from operating activities	49,911	42,357
Cash Flows Used For Investing Activities:
Activity in securities available-for-sale:
Sales of securities available-for-sale	87,890	135,068
Maturities, payments, calls of securities available-for-sale	56,841	48,822
Purchases of securities available-for-sale	(214,013)	(197,827)
Activity in securities held-to-maturity:
Maturities, payments, calls of securities held-to-maturity	3,695	3,747
Loan principal originations, net	(210,438)	(153,322)
Proceeds from sale of foreclosed assets	70	516
Purchases of premises and equipment	(5,048)	(4,218)
(Purchase) redemption of restricted equity securities, net	(144)	2,394
Affordable housing tax credit investments, net of amortization	(2,793)	(21,353)
Purchase of bank owned life insurance	(750)	-
Net cash used for investing activities	(284,690)	(186,173)
Cash Flows From Financing Activities:
Net increase in deposits	286,919	283,702
Net decrease in securities sold under agreements to repurchase	-	(22,664)
Proceeds from Federal Home Loan Bank advances	135,000	-
Repayment of Federal Home Loan Bank advances	(135,000)	(55,000)
Proceeds from exercise of common stock options	1,094	192
Purchase of treasury stock	(1,981)	(1,523)
Sale of treasury stock	960	1,597
Cash dividends	(7,832)	(4,191)
Net cash from financing activities	279,160	202,113
Net Change In Cash And Cash Equivalents	44,381	58,297
Cash and Cash Equivalents At Beginning Of Period	128,523	185,744
Cash and Cash Equivalents At End Of Period	$172,904	$244,041

Supplemental Disclosures Of Cash Flows Information:
Cash Payments For:
Interest paid to depositors	$51,307	$51,041
Interest paid on borrowings	$5,033	$5,837
Income taxes	$11,124	$7,875
Non-cash investing and financing activities:
Transfer of loans to foreclosed assets	$546	$2,494
Restricted stock grant	$564	$3,113

The accompanying notes are an integral part of these consolidated financial statements.

River Financial Corporation

Notes to Unaudited Consolidated Financial Statements

(amounts in thousands, except share and per share data)

Note 1 – Basis of Presentation

General

The unaudited consolidated financial statements include the accounts of River Financial Corporation (“River” or the “Company”) and its wholly owned subsidiary, River Bank & Trust (“Bank”). The Bank provides a full range of commercial and consumer banking services primarily in the Montgomery, Alabama metropolitan area, Autauga, Baldwin, Chilton, Coffee, Elmore, Etowah, Houston, Jefferson, Lauderdale, Lee, Madison, Mobile, Morgan, Tallapoosa, and Tuscaloosa counties and surrounding counties in Alabama. The Bank also has a full service office in Destin, Florida. The Bank is regulated by the Federal Deposit Insurance Corporation (FDIC) and undergoes periodic examinations by this regulatory agency and the Alabama Banking Department. The Company is regulated by the Federal Reserve Bank (FRB) and is also subject to periodic examinations.

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

The reconciliation of the components of the basic and diluted earnings per share is as follows (amounts in thousands):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2026	2025	2026	2025
Net earnings available to common shareholders	$15,053	$10,674	$43,049	$31,220
Weighted average common shares outstanding	7,811,679	7,757,260	7,811,233	7,752,666
Dilutive effect of stock options	143,320	79,652	125,319	72,881
Diluted common shares	7,954,999	7,836,912	7,936,552	7,825,547
Basic earnings per common share	$1.93	$1.38	$5.51	$4.03
Diluted earnings per common share	$1.89	$1.36	$5.42	$3.99

Note 4 – Investment Securities

The following tables summarize the amortized cost and fair value of securities available-for-sale and securities held-to-maturity and the corresponding amounts of unrealized gains and losses recognized in accumulated other comprehensive loss at September 30, 2026 and December 31, 2025 (amounts in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2026:
Securities available-for-sale:
Residential mortgage-backed	$566,916	$4	$(51,738)	$515,182
U.S. treasury securities	29,325	-	(340)	28,985
U.S. govt. sponsored enterprises	8,369	-	(341)	8,028
State, county, and municipal	123,415	18	(14,944)	108,489
Corporate debt obligations	12,209	2	(414)	11,797
Total available-for-sale	$740,234	$24	$(67,777)	$672,481

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2026:
Securities held-to-maturity:
Residential mortgage-backed	$50,900	$-	$(10,256)	$40,644
State, county, and municipal	62,700	-	(11,965)	50,735
Total held-to-maturity	$113,600	$-	$(22,221)	$91,379

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2025:
Securities available-for-sale:
Residential mortgage-backed	$537,078	$2,386	$(36,254)	$503,210
U.S. treasury securities	15,053	-	(279)	14,774
U.S. govt. sponsored enterprises	3,389	-	(251)	3,138
State, county, and municipal	102,266	366	(7,599)	95,033
Corporate debt obligations	13,194	45	(769)	12,470
Total available-for-sale	$670,980	$2,797	$(45,152)	$628,625

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2025:
Securities held-to-maturity:
Residential mortgage-backed	$54,472	$-	$(9,463)	$45,009
State, county, and municipal	62,736	-	(9,485)	53,251
Total held-to-maturity	$117,208	$-	$(18,948)	$98,260

The unrecognized losses on securities held-to-maturity presented in the tables above do not include unrecognized losses on securities that were transferred from available-for-sale to held-to-maturity totaling $1.75 million at September 30, 2026 and $1.97 million at December 31, 2025. These unrecognized losses that were transferred in 2022 are included as a separate component of stockholders' equity and are being amortized over the remaining term of the securities.

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

The following tables summarize securities with unrealized and unrecognized losses as of September 30, 2026 and December 31, 2025 aggregated by major security type and length of time in a continuous unrealized or unrecognized loss position (amounts in thousands):

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2026:
Securities available-for-sale:
Residential mortgage-backed	$285,661	$9,230	$227,335	$42,508	$512,996	$51,738
U.S. treasury securities	23,999	323	4,986	17	28,985	340
U.S. govt. sponsored enterprises	-	-	3,018	341	3,018	341
State, county & municipal	49,648	3,001	56,963	11,943	106,611	14,944
Corporate debt obligations	1,226	24	8,593	390	9,819	414
Total available-for-sale	$360,534	$12,578	$300,895	$55,199	$661,429	$67,777

Securities held-to-maturity:
Residential mortgage-backed	$-	$-	$40,644	$10,256	$40,644	$10,256
State, county & municipal	-	-	45,390	11,965	45,390	11,965
Total held-to-maturity	$-	$-	$86,034	$22,221	$86,034	$22,221

December 31, 2025:
Securities available-for-sale:
Residential mortgage-backed	$112,311	$514	$263,681	$35,740	$375,992	$36,254
U.S. treasury securities	-	-	14,774	279	14,774	279
U.S. govt. sponsored enterprises	-	-	3,138	251	3,138	251
State, county & municipal	11,656	204	61,847	7,395	73,503	7,599
Corporate debt obligations	-	-	9,455	769	9,455	769
Total available-for-sale	$123,967	$718	$352,895	$44,434	$476,862	$45,152

Securities held-to-maturity:
Residential mortgage-backed	$-	$-	$45,009	$9,463	$45,009	$9,463
State, county & municipal	873	131	47,033	9,354	47,906	9,485
Total held-to-maturity	$873	$131	$92,042	$18,817	$92,915	$18,948

The Company owned a total of 401 securities with unrealized losses of $90.0 million at September 30, 2026. The unrealized losses were primarily attributable to changes in interest rates, rather than deterioration in credit quality. The individual securities are each investment grade securities. The Company considers factors such as the financial condition of the issuer including credit ratings and specific events affecting the operations of the issuer, volatility of the security, underlying assets that collateralize the debt security, and other industry and macroeconomic conditions. The Company does not intend to sell these securities, and it is more likely than not that the Company will not be required to sell these securities before recovery of the amortized cost. The issuers of these securities continue to make timely principal and interest payments under the contractual terms of the securities. As such, there is no allowance for credit losses on securities available-for-sale or held-to-maturity recognized as of September 30, 2026 and December 31, 2025. Accrued interest receivable is not included in securities available-for-sale balances and is presented in accrued interest receivable on the consolidated statement of financial condition. Interest receivable on securities was approximately $3.5 million and $3.0 million as of September 30, 2026 and December 31, 2025, respectively, and was excluded from the estimate of credit losses.

As of September 30, 2026 and December 31, 2025, securities with a carrying value of approximately $341.8 million and $270.1 million, respectively, were pledged to secure public deposits as required by law.

During the nine months ended September 30, 2026, the Company sold investment securities for proceeds of $87.9 million and realized net losses of $705.0 thousand. The net loss consisted of gross gains of $8.0 thousand and gross losses of $713.0 thousand. During the nine months ended September 30, 2025, the Company sold investment securities for proceeds of $135.1 million and realized net losses of $7.0 million. The net loss consisted of gross gains of $38.0 thousand and gross losses of $7.0 million.

The amortized cost and estimated fair value of debt securities at September 30, 2026 and December 31, 2025, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities for residential mortgage backed securities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties. These securities are therefore not presented by maturity classification.

	September 30, 2026		December 31, 2025
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)		(In Thousands)
Securities available-for-sale
Less than 1 year	$5,003	$4,986	$15,053	$14,774
1 to 5 years	34,750	33,906	6,408	6,151
5 to 10 years	28,777	26,021	24,432	22,381
After 10 years	104,788	92,386	88,009	82,109
	173,318	157,299	133,902	125,415
Residential mortgage-backed securities	566,916	515,182	537,078	503,210
Total available-for-sale	$740,234	$672,481	$670,980	$628,625

	September 30, 2026		December 31, 2025
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)		(In Thousands)
Securities held-to-maturity
1 to 5 years	2,013	1,774	-	-
5 to 10 years	$36,380	$30,013	$37,220	$32,175
After 10 years	24,307	18,948	25,516	21,076
	62,700	50,735	62,736	53,251
Residential mortgage-backed securities	50,900	40,644	54,472	45,009
Total held-to-maturity	$113,600	$91,379	$117,208	$98,260

Note 5 – Loans, Allowance for Credit Losses and Credit Quality

Major classifications of loans at September 30, 2026 and December 31, 2025 are summarized as follows (amounts in thousands):

	September 30, 2026		December 31, 2025
	Amount	% of Total	Amount	% of Total
Residential real estate:
Closed-end 1-4 family - first lien	$972,394	33.7%	$921,918	34.4%
Closed-end 1-4 family - junior lien	18,910	0.7%	18,392	0.7%
Multi-family	74,038	2.6%	53,305	2.0%
Total residential real estate	1,065,342	37.0%	993,615	37.1%
Commercial real estate:
Nonfarm nonresidential	786,853	27.3%	755,947	28.2%
Farmland	95,704	3.3%	82,158	3.1%
Total commercial real estate	882,557	30.6%	838,105	31.3%
Construction and land development:
Residential	128,485	4.5%	117,926	4.4%
Other	151,694	5.3%	134,602	5.0%
Total construction and land development	280,179	9.8%	252,528	9.4%
Home equity lines of credit	190,372	6.6%	157,914	5.9%
Commercial loans:
Other commercial loans	339,622	11.5%	320,162	12.0%
Agricultural	102,754	3.6%	81,051	3.0%
State, county, and municipal loans	23,299	0.8%	26,130	0.9%
Total commercial loans	465,675	15.9%	427,343	15.9%
Consumer loans	53,139	1.8%	52,686	2.0%
Total gross loans	2,937,264	101.7%	2,722,191	101.6%
Allowance for credit losses	(41,187)	-1.4%	(36,011)	-1.3%
Net discounts	(1)	0.0%	(4)	0.0%
Net deferred loan fees	(9,772)	-0.3%	(8,671)	-0.3%
Net loans	$2,886,304	100.0%	$2,677,505	100.0%

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

	Real Estate Loans
			Construction		Home equity
			and land		lines
Allowance for Credit Losses	Residential	Commercial	development	Total Real Estate Loans	of credit	Commercial	Consumer	Total
Balance - December 31, 2025	$8,635	$12,138	$3,599	$24,372	$2,443	$8,700	$496	$36,011
Provision for credit losses	1,945	1,657	561	4,163	777	905	194	6,039
Loan charge-offs	(198)	-	-	(198)	-	(779)	(109)	(1,086)
Loan recoveries	29	16	2	47	-	135	41	223
Balance - September 30, 2026	$10,411	$13,811	$4,162	$28,384	$3,220	$8,961	$622	$41,187

Balance - June 30, 2026	$10,099	$13,251	$3,802	$27,152	$2,867	$9,172	$567	$39,758
Provision for credit losses	404	558	360	1,322	353	261	77	2,013
Loan charge-offs	(100)	-	-	(100)	-	(519)	(30)	(649)
Loan recoveries	8	2	-	10	-	47	8	65
Balance - September 30, 2026	$10,411	$13,811	$4,162	$28,384	$3,220	$8,961	$622	$41,187

Ending balance:
Individually evaluated	$293	$12	$105	$410	$13	$721	$67	$1,211
Collectively evaluated	10,118	13,799	4,057	27,974	3,207	8,240	555	39,976
Total	$10,411	$13,811	$4,162	$28,384	$3,220	$8,961	$622	$41,187

Loans:
Individually evaluated	$8,564	$2,489	$1,317	$12,370	$1,543	$930	$67	$14,910
Collectively evaluated	1,056,778	880,068	278,862	2,215,708	188,829	464,745	53,072	2,922,354
Total	$1,065,342	$882,557	$280,179	$2,228,078	$190,372	$465,675	$53,139	$2,937,264

	Real Estate Loans
			Construction		Home equity
			and land		lines
Allowance for Credit Losses	Residential	Commercial	development	Total Real Estate Loans	of credit	Commercial	Consumer	Total
Balance - December 31, 2024	$7,690	$10,629	$4,299	$22,618	$1,887	$7,072	$511	$32,088
Provision for credit losses	669	2,468	(859)	2,278	398	2,226	156	5,058
Loan charge-offs	(75)	(1,514)	-	(1,589)	-	(728)	(164)	(2,481)
Loan recoveries	40	8	-	48	9	283	38	378
Balance - September 30, 2025	$8,324	$11,591	$3,440	$23,355	$2,294	$8,853	$541	$35,043

Balance - June 30, 2025	$8,137	$11,208	$3,572	$22,917	$2,228	$7,835	$571	$33,551
Provision for credit losses	185	379	(132)	432	66	1,205	(17)	1,686
Loan charge-offs	(26)	-	-	(26)	-	(209)	(26)	(261)
Loan recoveries	28	4	-	32	-	22	13	67
Balance - September 30, 2025	$8,324	$11,591	$3,440	$23,355	$2,294	$8,853	$541	$35,043

Ending balance:
Individually evaluated	$46	$26	$-	$72	$-	$939	$-	$1,011
Collectively evaluated	8,278	11,565	3,440	23,283	2,294	7,914	541	34,032
Total	$8,324	$11,591	$3,440	$23,355	$2,294	$8,853	$541	$35,043

Loans:
Individually evaluated	$5,806	$835	$243	$6,884	$291	$1,225	$-	$8,400
Collectively evaluated	971,526	773,405	259,439	2,004,370	147,867	431,131	57,051	2,640,419
Total	$977,332	$774,240	$259,682	$2,011,254	$148,158	$432,356	$57,051	$2,648,819

The Company's unfunded lending commitments are unconditionally cancellable and therefore no allowance for credit losses has been recorded. In the event that collection of principal becomes uncertain, the Company has policies in place to reverse accrued interest in a timely manner. Therefore, the Company has made a policy election to exclude accrued interest from the measurement of the allowance for credit losses. Accrued interest on loans of $15.3 million and $14.4 million at September 30, 2026 and December 31, 2025, respectively, was included in accrued interest receivable and was excluded from the estimate of credit losses.

The following tables present the amortized cost basis of collateral dependent loans as of September 30, 2026 and December 31, 2025, by class of loans (amounts in thousands).

As of September 30, 2026
Collateral Dependent Loans	Real Estate	Equipment	Farm Land & Crops	Accounts Receivable	Total	Allowance for Credit Losses
Mortgage loans on real estate:
Residential	$8,564	$-	$-	$-	$8,564	$293
Commercial real estate	2,134	-	355	-	2,489	12
Construction and land development	1,317	-	-	-	1,317	105
Total mortgage loans on real estate	12,015	-	355	-	12,370	410
Home equity lines of credit	1,543	-	-	-	1,543	13
Commercial loans	51	630	-	249	930	721
Consumer loans	-	67	-	-	67	67
Total Loans	$13,609	$697	$355	$249	$14,910	$1,211

As of December 31, 2025
Collateral Dependent Loans	Real Estate	Equipment	Farm Land & Crops	Accounts Receivable	Total	Allowance for Credit Losses
Mortgage loans on real estate:
Residential	$7,987	$-	$-	$-	$7,987	$45
Commercial real estate	2,273	-	384	-	2,657	29
Construction and land development	389	-	-	-	389	13
Total mortgage loans on real estate	10,649	-	384	-	11,033	87
Home equity lines of credit	1,333	-	-	-	1,333	-
Commercial loans	-	456	-	268	724	724
Consumer loans	-	-	-	-	-	-
Total Loans	$11,982	$456	$384	$268	$13,090	$811

The following tables present the aging of the recorded investment in past due loans and non-accrual loans as of September 30, 2026 and December 31, 2025, by class of loans (amounts in thousands).

	Accruing Loans
As of September 30, 2026	Current	30-89 Days Past Due	90+ Days Past Due	Nonaccrual With ACL	Nonaccrual With No ACL	Total Loans
Mortgage loans on real estate:
Residential real estate	$1,052,373	$5,320	$-	$848	$6,801	$1,065,342
Commercial real estate	877,860	2,251	-	134	2,312	882,557
Construction and land development	278,714	190	-	257	1,018	280,179
Total mortgage loans on real estate	2,208,947	7,761	-	1,239	10,131	2,228,078
Home equity lines of credit	188,366	191	-	43	1,772	190,372
Commercial loans	463,648	787	-	578	662	465,675
Consumer loans	52,358	360	-	67	354	53,139
Total Loans	$2,913,319	$9,099	$-	$1,927	$12,919	$2,937,264

	Accruing Loans
As of December 31, 2025	Current	30-89 Days Past Due	90+ Days Past Due	Nonaccrual With ACL	Nonaccrual With No ACL	Total Loans
Mortgage loans on real estate:
Residential real estate	$982,042	$5,176	$83	$160	$6,154	$993,615
Commercial real estate	834,699	683	1,108	146	1,469	838,105
Construction and land development	251,778	427	-	57	266	252,528
Total mortgage loans on real estate	2,068,519	6,286	1,191	363	7,889	2,084,248
Home equity lines of credit	155,489	782	-	-	1,643	157,914
Commercial loans	426,223	530	38	379	173	427,343
Consumer loans	52,015	472	2	-	197	52,686
Total Loans	$2,702,246	$8,070	$1,231	$742	$9,902	$2,722,191

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

The following table presents loan balances classified by credit quality indicator, loan type and based on year of origination as of September 30, 2026 (amounts in thousands).

	2026	2025	2024	2023	2022	Prior	Revolving Loans	Total
Residential real estate
Pass	$199,862	$83,713	$162,543	$175,062	$280,978	$138,802	$8,055	$1,049,015
Special Mention	302	1,195	673	1,506	2,204	1,047	82	7,009
Substandard	345	747	1,777	2,052	2,991	1,406	-	9,318
Doubtful	-	-	-	-	-	-	-	-
Total residential real estate	$200,509	$85,655	$164,993	$178,620	$286,173	$141,255	$8,137	$1,065,342
Current-period gross charge-offs	$-	$-	$-	$107	$91	$-	$-	$198
Commercial real estate
Pass	$136,118	$83,588	$174,643	$86,023	$169,610	$184,929	$28,677	$863,588
Special Mention	-	1,966	3,738	6,779	1,153	1,910	715	16,261
Substandard	-	201	-	1,024	117	1,366	-	2,708
Doubtful	-	-	-	-	-	-	-	-
Total commercial real estate	$136,118	$85,755	$178,381	$93,826	$170,880	$188,205	$29,392	$882,557
Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-
Construction and land development
Pass	$119,430	$33,367	$78,183	$14,194	$14,374	$8,968	$9,931	$278,447
Special Mention	-	-	-	266	6	20	-	292
Substandard	-	557	606	198	79	-	-	1,440
Doubtful	-	-	-	-	-	-	-	-
Total construction and land development	$119,430	$33,924	$78,789	$14,658	$14,459	$8,988	$9,931	$280,179
Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-
Home equity lines of credit
Pass	$-	$221	$-	$468	$399	$-	$186,768	$187,856
Special Mention	-	-	-	-	-	-	587	587
Substandard	-	-	-	-	-	101	1,828	1,929
Doubtful	-	-	-	-	-	-	-	-
Total home equity lines of credit	$-	$221	$-	$468	$399	$101	$189,183	$190,372
Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-
Commercial loans
Pass	$76,530	$48,190	$75,342	$37,972	$27,753	$23,504	$170,758	$460,049
Special Mention	-	24	56	-	95	3,711	293	4,179
Substandard	-	435	386	448	109	28	41	1,447
Doubtful	-	-	-	-	-	-	-	-
Total commercial loans	$76,530	$48,649	$75,784	$38,420	$27,957	$27,243	$171,092	$465,675
Current-period gross charge-offs	$-	$143	$56	$-	$289	$291	$-	$779
Consumer loans
Pass	$16,677	$6,659	$11,442	$5,534	$4,172	$4,388	$3,546	$52,418
Special Mention	38	26	72	20	69	-	-	225
Substandard	40	24	143	119	94	76	-	496
Doubtful	-	-	-	-	-	-	-	-
Total consumer loans	$16,755	$6,709	$11,657	$5,673	$4,335	$4,464	$3,546	$53,139
Current-period gross charge-offs	$-	$30	$45	$-	$-	$34	$-	$109
Total Loans
Pass	$548,617	$255,738	$502,153	$319,253	$497,286	$360,591	$407,735	$2,891,373
Special Mention	340	3,211	4,539	8,571	3,527	6,688	1,677	28,553
Substandard	385	1,964	2,912	3,841	3,390	2,977	1,869	17,338
Doubtful	-	-	-	-	-	-	-	-
Total loans	$549,342	$260,913	$509,604	$331,665	$504,203	$370,256	$411,281	$2,937,264
Current-period gross charge-offs	$-	$173	$101	$107	$380	$325	$-	$1,086

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

Loans and Mortgage Loans Held for Sale - The fair value of collateral-dependent loans with specific allocations of the allowance for credit losses is generally based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available for similar loans and collateral underlying such loans. Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business, resulting in a Level 3 fair value classification. Collateral-dependent loans are evaluated on a quarterly basis and adjusted in accordance with the allowance policy.

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

Assets and liabilities measured at fair value on a recurring basis – The only assets and liabilities measured at fair value on a recurring basis are our securities available-for-sale. Information related to the Company’s assets and liabilities measured at fair value on a recurring basis at September 30, 2026 and December 31, 2025 is as follows: (amounts in thousands)

	Fair Value Measurements At Reporting Date Using:
September 30, 2026	Fair Value	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Securities available-for-sale:
Residential mortgage -backed	$515,182	$-	$515,182	$-
U.S. treasury securities	28,985	-	28,985	-
U.S. government sponsored enterprises	8,028	-	8,028	-
State, county, and municipal	108,489	-	108,489	-
Corporate debt obligations	11,797	-	11,797	-
Totals	$672,481	$-	$672,481	$-

	Fair Value Measurements At Reporting Date Using:
December 31, 2025	Fair Value	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Securities available-for-sale:
Residential mortgage -backed	$503,210	$-	$503,210	$-
U.S. treasury securities	14,774	-	14,774	-
U.S. government sponsored enterprises	3,138	-	3,138	-
State, county, and municipal	95,033	-	95,033	-
Corporate debt obligations	12,470	-	12,470	-
Totals	$628,625	$-	$628,625	$-

The Company's policy is to recognize transfers in and transfers out of levels 1, 2, and 3 as of the end of a reporting period. There were no transfers between levels from December 31, 2025 to September 30, 2026.

Assets measured at fair value on a nonrecurring basis – The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. GAAP. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a nonrecurring basis are included in the table below as of September 30, 2026 and December 31, 2025 (amounts in thousands):

	Fair Value Measurements At Reporting Date Using:
September 30, 2026	Fair Value	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral dependent loans	$13,699	$-	$-	$13,699
Foreclosed assets	1,922	-	-	1,922
Totals	$15,621	$-	$-	$15,621

December 31, 2025	Fair Value	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral dependent loans	$12,279	$-	$-	$12,279
Foreclosed assets	1,537	-	-	1,537
Totals	$13,816	$-	$-	$13,816

The Company has estimated the fair values of these assets using Level 3 inputs, specifically the appraised value of the collateral. Individually evaluated loan balances represent those collateral dependent loans where management has estimated the credit loss by comparing the loan’s carrying value against the expected realizable fair value of the collateral dependent loan for the amount of the credit loss. For Level 3 assets measured at fair value on a non-recurring basis as of September 30, 2026 and December 31, 2025 for the valuation technique, the Company used appraisals. For the significant unobservable input, the Company used appraisal discounts, and weighted average input of 15-20% was used for the period ended September 30, 2026 and December 31, 2025.

The estimated fair values, and related carrying or notional amounts, of the Company’s financial instruments as of September 30, 2026 and December 31, 2025 are as follows (amounts in thousands):

		Estimated Fair Value
September 30, 2026	Carrying Amount	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$172,904	$172,904	$-	$-
Certificates of deposit in banks	2,968	-	2,968	-
Securities held-to-maturity	113,600	-	91,379	-
Securities available-for-sale	672,481	-	672,481	-
Loans held-for-sale	4,998	-	4,998	-
Loans receivable, net	2,886,304	-	2,823,002	13,699
Accrued interest receivable	18,858	-	18,858	-
Bank owned life insurance	56,282	-	56,282	-
Restricted equity securities	8,026	-	-	8,026
Financial liabilities:
Deposits	3,614,042	-	3,283,068	-
Federal Home Loan Bank advances	100,000	-	100,002	-
Subordinated debentures	39,678	-	40,277	-
Accrued interest payable	1,764	-	1,764	-

		Estimated Fair Value
December 31, 2025	Carrying Amount	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$128,523	$128,523	$-	$-
Certificates of deposit in banks	2,968	-	2,968	-
Securities held-to-maturity	117,208	-	98,260	-
Securities available-for-sale	628,625	-	628,625	-
Loans held-for-sale	9,483	-	9,483	-
Loans receivable, net	2,677,505	-	2,667,041	12,279
Accrued interest receivable	17,473	-	17,473	-
Bank owned life insurance	54,121	-	54,121	-
Restricted equity securities	7,882	-	-	7,882
Financial liabilities:
Deposits	3,327,123	-	3,108,159	-
Federal Home Loan Bank advances	100,000	-	99,916	-
Subordinated debentures	39,633	-	34,126	-
Accrued interest payable	2,141	-	2,141	-

The estimated fair values of the standby letters of credit and loan commitments on which the committed interest rate is less than the current market rate are insignificant as of September 30, 2026 and December 31, 2025.

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

In November 2025, the FASB issued ASU 2025-08, Financial Instruments - Credit Losses (Topic 326): Purchased Loans. ASU 2025-08 expands the population of acquired financial assets accounted for using the gross-up approach and aims to enhance comparability, consistency, and better reflect the economics of acquiring financial assets. The amendments of ASU 2025-08 are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods, with early adoption permitted in an interim or annual reporting period in which financial statements have not been issued or made available for issuance. The Company is currently evaluating the changes to disclosures required by ASU 2025-08; however, adoption of ASU 2025-08 is not expected to have a material impact to the Company's consolidated financial statements or results of operations.

Note 9 – Defined Contribution Plan

The Company provides a 401(k) employee stock ownership plan (ESOP), which covers substantially all of the Company’s employees who are eligible, as to age and length of service. A participant may elect to make contributions up to $24.5 thousand and $23.5 thousand of the participant’s annual compensation in 2026 and 2025, respectively. The Company makes contributions up to 3% of each participant’s annual compensation and the Company matches 50% of the next 2% contributed by the employee. Contributions to the plan by the Company were approximately $946 thousand and $830 thousand for the nine months ended September 30, 2026 and 2025, respectively. Outstanding shares of the Company’s common stock allocated to participants at September 30, 2026 and December 31, 2025 totaled 226,342 shares and 217,095 shares, respectively, and there were no unallocated shares. These shares are treated as outstanding for purposes of calculating earnings per share and dividends on these shares are included in the Consolidated Statements of Changes in Stockholders’ Equity.

The Company’s ESOP includes a put option for shares of the Company’s common stock distributed from the ESOP. Shares are distributed from the ESOP primarily to separate vested participants and certain eligible participants who elect to diversify their account balances. Since the Company’s common stock is not currently traded on an established securities market, if the owners of distributed shares desire to sell their shares, the Company is required to purchase the shares at fair value during two put option periods following the distribution of the shares from the ESOP. The first put option period is within sixty days following the distribution of the shares from the ESOP. The second put option period begins on the first day of the fifth month of the plan year for a sixty day period. The fair value of distributed shares subject to the put option totaled $0 as of September 30, 2026 and December 31, 2025. The cost of the ESOP shares totaled $6.70 million and $6.23 million as of September 30, 2026 and December 31, 2025, respectively. Due to the Company’s obligation under the put option, the distributed shares and ESOP shares are classified as temporary equity in the mezzanine section of the consolidated statements of financial condition and totaled $6.70 million and $6.23 million as of September 30, 2026 and December 31, 2025, respectively. The fair value of the ESOP shares totaled $11.32 million and $10.85 million as of September 30, 2026 and December 31, 2025, respectively.

Note 10 – Loans Held for Sale

The Company has entered into agreements with secondary market investors to deliver loans on a “best efforts delivery” basis. When a rate is committed to a borrower, it is based on the best price that day and locked with the investor for the customer for a thirty day period. In the event the loan is not delivered to the investor, the Company has no risk or exposure with the investor. The fair values of the Company’s agreements with investors and rate lock commitments to customers as of September 30, 2026 and December 31, 2025, respectively, were not material.

Note 11 – Leases

Operating lease assets represent the Company’s right to use an underlying asset during the lease term and operating lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease assets and liabilities are recognized at lease commencement based on the present value of the remaining lease payments using a discount rate that represents the Company’s incremental borrowing rate at the lease commencement date. Operating lease cost, which is comprised of amortization of the operating lease asset and the implicit interest accreted on the operating lease liability, is recognized on a straight-line basis over the lease term, and is recorded in occupancy expenses in the consolidated statements of income. The Company leases certain full-service branch offices, land, and equipment. Leases with an initial term of twelve months or less are not recorded on the balance sheet. Most leases include one or more options to renew and the exercise of the lease renewal options are at the Company’s sole discretion. The Company includes lease extension and termination options in the lease term if, after considering relevant economic factors, it is reasonably certain the Company will exercise the option.

The following table represents the consolidated statements of financial condition classification of the Company’s ROU assets and lease liabilities. The Company elected not to include short-term leases (i.e., leases with initial terms of twelve months or less), or equipment leases (deemed immaterial) on the consolidated statements of financial condition.

Lease Right-of-Use Assets	Classification on Consolidated Statement of Financial Condition	September 30, 2026	December 31, 2025
Operating lease right-of-use assets	Other assets	$6,798	$6,467

Lease Liabilities	Classification on Consolidated Statement of Financial Condition	September 30, 2026	December 31, 2025
Operating lease liabilities	Accrued interest payable and other liabilities	$6,977	$6,622

	September 30, 2026	December 31, 2025
Weighted-average remaining lease term for operating leases	8.81 Years	9.58 Years
Weighted-average discount rate for operating leases	6.00%	6.00%

Future minimum payments for operating leases with initial or remaining terms of one year or more as of September 30, 2026 are as follows:

Operating Leases
October 1, 2026 - September 30, 2027	$1,335
October 1, 2027 - September 30, 2028	1,093
October 1, 2028 - September 30, 2029	864
October 1, 2029 - September 30, 2030	872
October 1, 2030 - September 30, 2031	769
Afterward	4,529
Total future minimum lease payments	9,462
Amounts representing interest	(2,485)
Present value of net future minimum lease payments	$6,977

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

In July and August 2026, five class action complaints were filed against the Company and River Bank in Alabama state courts in connection with the cybersecurity incident, alleging, among other things, negligence and failure to safeguard customer information. The plaintiffs seek unspecified monetary damages, punitive damages, and attorney’s fees. See also Part II. Other Information. Item 1. Legal Proceedings.

Due to the preliminary nature of the forensic investigation and the early stages of the legal proceedings, management is currently unable to predict the ultimate outcome of these matters or reasonably estimate the amount or range of potential financial loss, if any, that may result. Accordingly, no liability or loss accrual has been recorded in the consolidated financial statements for this contingency as of September 30, 2026.

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

Our Business

We are a bank holding company headquartered in Prattville, Alabama. We engage in the business of banking through our wholly-owned banking subsidiary, River Bank & Trust, which we may refer to as the “Bank” or “River Bank.” Through the Bank, we provide a broad array of financial services to businesses, business owners, professionals, and consumers. As of September 30, 2026, we operated twenty-four full-service banking offices in Alabama in the cities of Montgomery, Prattville, Millbrook, Wetumpka, Auburn, Opelika, Gadsden, Alexander City, Daphne, Clanton, Dothan, Enterprise, Mobile, Decatur, Huntsville, Saraland, Birmingham, Florence, and Tuscaloosa, Alabama and one full service office in Destin, Florida.

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

Overview of Third Quarter 2026 Results

Net income was $15.0 million in the quarter ended September 30, 2026, compared with $10.7 million in the quarter ended September 30, 2025. Several significant measures from the 2026 third quarter include:

•
Net interest margin (taxable equivalent) of 3.76%, compared with 3.48% for the third quarter of 2025.
•
Net interest income increase of $5.0 million for the quarter ended September 30, 2026, representing a 15.95% rate of increase over the quarter ended September 30, 2025.
•
Annualized return on average earning assets for the quarter ended September 30, 2026 of 1.56% compared with 1.18% for the quarter ended September 30, 2025.
•
Annualized return on average equity for the quarter ended September 30, 2026 of 18.94% compared with 16.07% for the quarter ended September 30, 2025.
•
Loan increase of $85.5 million during the quarter ended September 30, 2026, representing a 12.03% annualized growth rate.
•
Securities decrease of $12.2 million during the quarter ended September 30, 2026, representing a 6.12% annualized decrease for the quarter.
•
Deposit increase of $109.0 million during the quarter ended September 30, 2026, representing a 12.44% annualized growth rate.
•
Stockholders’ equity increase of $406.0 thousand during the quarter ended September 30, 2026, representing a 0.52% annualized increase.
•
Book value per share of $40.63 at September 30, 2026, compared with $38.71 per share at December 31, 2025.
•
Tangible book value per share of $37.03 at September 30, 2026, compared with $35.05 at December 31, 2025.

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

Comparison of the Results of Operations for the three and nine months ended September 30, 2026 and 2025

The following is a narrative discussion and analysis of significant changes in our results of operations for the three and nine months ended September 30, 2026 compared to the three and nine months ended September 30, 2025.

Net Income

During the three months ended September 30, 2026, our net income was $15.0 million, compared to $10.7 million for the three months ended September 30, 2025, an increase of $4.4 million, or 41.02%. The primary reason for the increase in net income for the third quarter of 2026 as compared to the third quarter of 2025 was an increase in net interest income. During the three months ended September 30, 2026, net interest income was $36.4 million compared to $31.4 million for the three months ended September 30, 2025, an increase of $5.0 million, or 15.95%. This increase is a result of loan growth and higher yields on new and repricing loans. Total noninterest income for the third quarter of 2026 was $5.4 million compared to $2.0 million in the third quarter of 2025. The most significant increases were attributable to the $361.0 thousand and $375.0 thousand increase in service charges and fees and secondary market mortgage operations, respectively, combined with a $2.9 million decrease in net losses on sales of investment securities. Total noninterest expense in the third quarter of 2026 increased $1.8 million, or 9.79%, from the third quarter of 2025. The most significant increases were attributable to the $1.6 million increase in salaries and employee benefits relating to our employee growth.

During the nine months ended September 30, 2026, our net income was $43.0 million, compared to $31.2 million for the nine months ended September 30, 2025, an increase of $11.8 million, or 37.89%. The primary reason for the increase in net income for the third quarter of 2026 as compared to the third quarter of 2025 was an increase in net interest income and noninterest income offset by an increase in noninterest expense. During the nine months ended September 30, 2026, net interest income was $104.1 million compared to $88.6 million for the nine months ended September 30, 2025, an increase of $15.5 million, or 17.44%. This increase is a result of loan growth and higher yields on new and repricing loans. Total noninterest income for the first nine months of 2026 was $17.3 million compared to $9.0 million in the first nine months of 2025. This increase in noninterest income was primarily the result of the loss on sales of investment securities which totaled $705.0 thousand through the third quarter of 2026 compared to the loss on sales of investment securities which totaled $7.0 million through the third quarter of 2025. Total noninterest expense for the nine months ended September 30, 2026 increased $6.3 million, or 12.01%, from the third quarter of 2025. The most significant increases were attributable to the $5.6 million increase in salaries and employee benefits relating to our employee growth.

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

Comparison of net interest income for the three months ended September 30, 2026 and 2025

The following table shows, for the three months ended September 30, 2026 and 2025, the average balances of each principal category of our earning assets and interest bearing liabilities and the average taxable equivalent yields on assets and average costs of liabilities. These yields and costs are calculated by dividing the income or expense by the average daily balance of the associated assets or liabilities (amounts in thousands).

	Three Months Ended September 30, 2026			Three Months Ended September 30, 2025
		Interest			Interest
	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Yield/Rate	Balance	Expense	Yield/Rate
Interest earning assets
Loans	$2,880,403	$47,609	6.56%	$2,594,511	$43,119	6.59%
Mortgage loans held for sale	16,568	179	4.29%	9,127	102	4.44%
Investment securities:
Taxable securities	745,597	6,201	3.30%	727,311	4,924	2.69%
Tax-exempt securities	94,573	921	3.86%	77,075	672	3.46%
Interest bearing balances in other banks	82,230	799	3.85%	164,712	1,870	4.50%
Federal funds sold	40,500	387	3.79%	35,130	396	4.47%
Total interest earning assets	$3,859,871	$56,096	5.77%	$3,607,866	$51,083	5.62%

Interest bearing liabilities
Interest bearing transaction accounts	$876,994	$3,496	1.58%	$798,435	$3,324	1.65%
Savings and money market accounts	1,127,817	6,904	2.43%	1,066,405	7,029	2.61%
Time deposits	842,895	7,354	3.46%	741,452	7,206	3.86%
Short-term borrowings	2	-	0.00%	2	-	0.00%
Federal Home Loan Bank advances	100,000	973	3.86%	150,000	1,498	3.96%
Subordinated debentures	40,000	748	7.42%	40,000	418	4.14%
Total interest bearing liabilities	$2,987,708	$19,475	2.59%	$2,796,294	$19,475	2.76%
Noninterest-bearing funding of earning assets	872,163	-	0.00%	811,572	-	0.00%
Total cost of funding earning assets	$3,859,871	$19,475	2.00%	$3,607,866	$19,475	2.14%
Net interest rate spread			3.18%			2.86%
Net interest income/margin (taxable equivalent)		$36,621	3.76%		$31,608	3.48%
Tax equivalent adjustment		(266)			(253)
Net interest income/margin		$36,355	3.74%		$31,355	3.45%

The following table reflects, for the three months ended September 30, 2026 and 2025, the changes in our net interest income due to variances in the volume of interest earning assets and interest bearing liabilities and variances in the associated rates earned or paid on these assets and liabilities (amounts in thousands).

	Three Months Ended September 30, 2026 vs.
	Three Months Ended September 30, 2025
		Variance
		due to
	Volume	Yield/Rate	Total
Interest earning assets
Loans	$4,708	$(218)	$4,490
Mortgage loans held for sale	83	(6)	77
Investment securities:
Taxable securities	131	1,146	1,277
Tax-exempt securities	154	95	249
Interest bearing balances in other banks	(936)	(135)	(1,071)
Federal funds sold	60	(69)	(9)
Total interest earning assets	$4,200	$813	$5,013

Interest bearing liabilities
Interest bearing transaction accounts	$327	$(155)	$172
Savings and money market accounts	403	(528)	(125)
Time deposits	986	(838)	148
Short-term borrowings	3	(3)	-
Federal Home Loan Bank advances	(500)	(25)	(525)
Subordinated debentures	(1)	331	330
Total interest bearing liabilities	$1,218	$(1,218)	$-

Net interest income
Net interest income (taxable equivalent)	$2,982	$2,031	$5,013
Taxable equivalent adjustment	(5)	(8)	(13)
Net interest income	$2,977	$2,023	$5,000

Total interest income for the three months ended September 30, 2026 was $55.8 million and total interest expense was $19.5 million, resulting in net interest income of $36.4 million for the period. For the same period of 2025, total interest income was $50.8 million and total interest expense was $19.5 million, resulting in net interest income of $31.4 million for the period. This represents a 15.95% increase in net interest income when comparing the same period from 2026 and 2025. When comparing the variances related to interest income for the three months ended September 30, 2026 and 2025, the increase was primarily attributed to increases in average volumes in loans and investment security yields. When comparing variances related to interest expense for the three months ended September 30, 2026 and 2025, the lack of change primarily resulted from a decrease in deposit interest rates and a reduction in FHLB advances outstanding. The decrease in interest expense resulting from interest rate decreases was offset by an increase in the average volume of deposits.

Comparison of net interest income for the nine months ended September 30, 2026 and 2025

The following table shows, for the nine months ended September 30, 2026 and 2025, the average balances of each principal category of our earning assets and interest bearing liabilities and the average taxable equivalent yields on assets and average costs of liabilities. These yields and costs are calculated by dividing the income or expense by the average daily balance of the associated assets or liabilities (amounts in thousands).

	Nine Months Ended September 30, 2026			Nine Months Ended September 30, 2025
		Interest			Interest
	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Yield/Rate	Balance	Expense	Yield/Rate
Interest earning assets
Loans	$2,798,335	$136,627	6.53%	$2,549,652	$124,549	6.53%
Mortgage loans held for sale	13,990	481	4.60%	8,368	301	4.81%
Investment securities:
Taxable securities	742,039	17,894	3.22%	736,118	14,437	2.62%
Tax-exempt securities	90,983	2,579	3.79%	71,623	1,736	3.24%
Interest bearing balances in other banks	77,402	2,219	3.83%	126,127	4,277	4.53%
Federal funds sold	35,516	1,001	3.77%	22,396	753	4.50%
Total interest earning assets	$3,758,265	$160,801	5.64%	$3,514,284	$146,053	5.48%

Interest bearing liabilities
Interest bearing transaction accounts	$834,842	$9,510	1.52%	$769,438	$9,266	1.61%
Savings and money market accounts	1,099,131	19,665	2.39%	1,033,184	20,292	2.63%
Time deposits	837,843	22,010	3.51%	721,350	21,286	3.95%
Short-term borrowings	35	1	3.82%	6,885	172	3.34%
Federal Home Loan Bank advances	100,256	2,822	3.76%	150,201	4,451	3.96%
Subordinated debentures	40,000	1,955	6.53%	40,000	1,249	4.17%
Total interest bearing liabilities	$2,912,107	$55,963	2.57%	$2,721,058	$56,716	2.79%
Noninterest-bearing funding of earning assets	846,158	-	0.00%	793,226	-	0.00%
Total cost of funding earning assets	$3,758,265	$55,963	1.99%	$3,514,284	$56,716	2.16%
Net interest rate spread			3.07%			2.69%
Net interest income/margin (taxable equivalent)		$104,838	3.73%		$89,337	3.40%
Tax equivalent adjustment		(738)			(696)
Net interest income/margin		$104,100	3.70%		$88,641	3.37%

The following table reflects, for the nine months ended September 30, 2026 and 2025, the changes in our net interest income due to variances in the volume of interest earning assets and interest bearing liabilities and variances in the associated rates earned or paid on these assets and liabilities (amounts in thousands).

	Nine Months Ended September 30, 2026 vs.
	Nine Months Ended September 30, 2025
		Variance
		due to
	Volume	Yield/Rate	Total
Interest earning assets
Loans	$12,078	$-	$12,078
Mortgage loans held for sale	202	(22)	180
Investment securities:
Taxable securities	127	3,330	3,457
Tax-exempt securities	469	374	843
Interest bearing balances in other banks	(1,653)	(405)	(2,058)
Federal funds sold	439	(191)	248
Total interest earning assets	$11,662	$3,086	$14,748

Interest bearing liabilities
Interest bearing transaction accounts	$788	$(544)	$244
Savings and money market accounts	1,298	(1,925)	(627)
Time deposits	3,441	(2,717)	724
Short-term borrowings	(170)	(1)	(171)
Federal Home Loan Bank advances	(1,479)	(150)	(1,629)
Subordinated debentures	(1)	707	706
Total interest bearing liabilities	$3,877	$(4,630)	$(753)

Net interest income
Net interest income (taxable equivalent)	$7,785	$7,716	$15,501
Taxable equivalent adjustment	(9)	(33)	(42)
Net interest income	$7,776	$7,683	$15,459

Total interest income for the nine months ended September 30, 2026 was $160.1 million and total interest expense was $56.0 million, resulting in net interest income of $104.1 million for the period. For the same period of 2025, total interest income was $145.4 million and total interest expense was $56.7 million, resulting in net interest income of $88.6 million for the period. This represents a 17.44% increase in net interest income when comparing the same period from 2026 and 2025. When comparing the variances related to interest income for the nine months ended September 30, 2026 and 2025, the increase was primarily attributed to increases in average volumes in loans and investment security yields. When comparing variances related to interest expense for the nine months ended September 30, 2026 and 2025, the decrease primarily resulted from a decrease in deposit interest rates and a reduction in FHLB advances outstanding. The decrease in interest expense resulting from interest rate decreases was mostly offset by an increase in the average volume of deposits.

Provision for Credit Losses

The provision for credit losses represents a charge to earnings necessary to establish an allowance for credit losses that, in management's evaluation, is adequate to provide coverage for all expected credit losses. As a result of evaluating the allowance for credit losses at September 30, 2026, management recorded a provision for credit losses of $2.01 million in the third quarter of 2026 compared to $1.69 million in the third quarter of 2025. For the nine months ended September 30, 2026, management recorded a provision for credit losses of $6.0 million compared to $5.1 million for the same period in 2025. The increased provision for credit losses allocated was primarily due to the growth of our overall loan portfolio. In management’s evaluation, our allowance for credit losses reflects an amount we believe appropriate, based on our allowance assessment methodology, to adequately cover all expected future losses as of the date the allowance is determined.

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

The following table sets forth the principal components of noninterest income for the periods indicated (amounts in thousands).

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2026	2025	2026	2025
Service charges and fees	$2,673	$2,312	$7,680	$6,671
Investment brokerage revenue	464	372	1,234	921
Mortgage operations	2,077	1,702	5,751	4,559
Bank owned life insurance income	481	434	1,411	1,250
Net loss on sales of investment securities	(614)	(3,472)	(705)	(6,970)
Other noninterest income	353	679	1,902	2,533
Total noninterest income	$5,434	$2,027	$17,273	$8,964

Noninterest income for the three months ended September 30, 2026 was $5.4 million compared to $2.0 million for the same period in 2025. The most significant increase in noninterest income was the result of the loss on sales of investment securities which totaled $614.0 thousand in the third quarter of 2026 compared to the loss on sales of investment securities which totaled $3.5 million in the third quarter of 2025.

Noninterest income for the nine months ended September 30, 2026 was $17.3 million compared to $9.0 million for the same period in 2025. The most significant increase in noninterest income was the result of the loss on sales of investment securities which totaled $705.0 thousand through the third quarter of 2026 compared to the loss on sales of investment securities which totaled $7.0 million through the third quarter of 2025.

Noninterest Expense

Noninterest expenses consist primarily of salaries and employee benefits, building occupancy and equipment expenses, advertising and promotion expenses, data processing expenses, legal and professional services and miscellaneous other operating expenses.

The following table sets forth the principal components of noninterest expense for the periods indicated (amounts in thousands).

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2026	2025	2026	2025
Salaries and employee benefits	$12,885	$11,286	$37,587	$32,007
Occupancy expenses	1,247	1,100	3,669	3,159
Equipment rentals, depreciation, and maintenance	766	572	2,112	1,655
Telephone and communications	135	108	382	329
Advertising and business development	315	352	938	879
Data processing	1,160	1,099	3,424	3,324
Foreclosed assets, net	32	111	159	84
Federal deposit insurance and other regulatory assessments	619	620	1,895	2,127
Legal and other professional services	332	456	1,022	2,084
Other operating expense	2,407	2,419	7,404	6,660
Total noninterest expense	$19,898	$18,123	$58,592	$52,308

Noninterest expense for the three months ended September 30, 2026 totaled $19.9 million compared with $18.1 million for the same period of 2025. The overall increase was primarily a result of the increase in salaries and employee benefits coinciding with growth in the number of employees. Salaries and employee benefits increased $1.6 million, or 14.17%, to $12.9 million in the third quarter of 2026 from $11.3 million in the third quarter of 2025.

Noninterest expense for the nine months ended September 30, 2026 totaled $58.6 million compared with $52.3 million for the same period of 2025. The overall increase was primarily a result of the increase in salaries and employee benefits coinciding with growth in the number of employees that was offset by the decrease in legal and other professional services. Legal and other professional services decreased $1.1 million, or 50.96%, to $1.0 million in the first nine months of 2026 from $2.1 million in the first nine months of 2025. $920 thousand of the decrease related to one time professional fees paid for vendor contract negotiations in 2025. Salaries and employee benefits increased $5.6 million, or 17.43%, to $37.6 million in the first nine months of 2026 from $32.0 million in the first nine months of 2025.

Provision for Income Taxes

We recognized income tax expense of $4.8 million for the three months ended September 30, 2026, compared to $2.9 million for the three months ended September 30, 2025. The effective tax rate for the three months ended September 30, 2026 was 24.3% compared to 21.4% for the same period in 2025. The effective tax rate is affected by levels of items of income that are not subject to federal and/or state taxation and by levels of items of expense that are not deductible for federal and/or state income tax purposes.

We recognized income tax expense of $13.7 million for the nine months ended September 30, 2026, compared to $9.0 million for the nine months ended September 30, 2025. The effective tax rate for the nine months ended September 30, 2026 was 24.1% compared to 22.4% for the same period in 2025. The effective tax rate is affected by levels of items of income that are not subject to federal and/or state taxation and by levels of items of expense that are not deductible for federal and/or state income tax purposes.

Comparison of Financial Condition at September 30, 2026 and December 31, 2025

Overview

Our total assets increased $307.0 million, or 8.10%, from December 31, 2025 to September 30, 2026. Loans, net of deferred fees and discounts, increased $214.0 million, or 7.89%, from December 31, 2025 to September 30, 2026. Securities available-for-sale increased by $43.9 million, or 6.98%, and securities held-to-maturity decreased by $3.6 million, or 3.08%, from December 31, 2025 to September 30, 2026, respectively. Cash and cash equivalents increased $44.4 million, or 34.53% from December 31, 2025 to September 30, 2026. Total deposits increased $286.9 million, or 8.62%, from December 31, 2025 to September 30, 2026 which funded our loan growth. Total stockholders’ equity increased $16.9 million, or 5.74% from December 31, 2025 to September 30, 2026.

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

During the nine months ended September 30, 2026, we purchased investment securities totaling $214.2 million and sold investment securities with proceeds received of $87.9 million including net realized losses of $705.0 thousand.

The following tables summarize the amortized cost, gross unrealized gains, gross unrealized losses, and fair value of debt securities at September 30, 2026 and December 31, 2025 (amounts in thousands).

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2026:
Securities available-for-sale:
Residential mortgage-backed	$566,916	$4	$(51,738)	$515,182
U.S. treasury securities	29,325	-	(340)	28,985
U.S. govt. sponsored enterprises	8,369	-	(341)	8,028
State, county, and municipal	123,415	18	(14,944)	108,489
Corporate debt obligations	12,209	2	(414)	11,797
Total available-for-sale	$740,234	$24	$(67,777)	$672,481

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2026:
Securities held-to-maturity:
Residential mortgage-backed	$50,900	$-	$(10,256)	$40,644
State, county, and municipal	62,700	-	(11,965)	50,735
Total held-to-maturity	$113,600	$-	$(22,221)	$91,379

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2025:
Securities available-for-sale:
Residential mortgage-backed	$537,078	$2,386	$(36,254)	$503,210
U.S. treasury securities	15,053	-	(279)	14,774
U.S. govt. sponsored enterprises	3,389	-	(251)	3,138
State, county, and municipal	102,266	366	(7,599)	95,033
Corporate debt obligations	13,194	45	(769)	12,470
Total available-for-sale	$670,980	$2,797	$(45,152)	$628,625

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2025:
Securities held-to-maturity:
Residential mortgage-backed	$54,472	$-	$(9,463)	$45,009
State, county, and municipal	62,736	-	(9,485)	53,251
Total held-to-maturity	$117,208	$-	$(18,948)	$98,260

Loans

Loans are the largest category of interest earning assets and typically provide higher yields than other types of interest earning assets. Associated with the higher loan yields are the inherent credit and liquidity risks which management attempts to control and counterbalance. Total loans averaged $2.88 billion during the three months ended September 30, 2026, or 74.6% of average interest earning assets, as compared to $2.59 billion, or 71.9% of average interest earning assets, for the three months ended September 30, 2025. At September 30, 2026, total loans were $2.93 billion, compared to $2.71 billion at December 31, 2025, an increase of $214.0 million, or 7.89%.

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

The following table provides a summary of the loan portfolio as of September 30, 2026, and December 31, 2025.

	September 30, 2026		December 31, 2025
	Amount	% of Total	Amount	% of Total
Residential real estate:
Closed-end 1-4 family - first lien	$972,394	33.7%	$921,918	34.4%
Closed-end 1-4 family - junior lien	18,910	0.7%	18,392	0.7%
Multi-family	74,038	2.6%	53,305	2.0%
Total residential real estate	1,065,342	37.0%	993,615	37.1%
Commercial real estate:
Nonfarm nonresidential	786,853	27.3%	755,947	28.2%
Farmland	95,704	3.3%	82,158	3.1%
Total commercial real estate	882,557	30.6%	838,105	31.3%
Construction and land development:
Residential	128,485	4.5%	117,926	4.4%
Other	151,694	5.3%	134,602	5.0%
Total construction and land development	280,179	9.8%	252,528	9.4%
Home equity lines of credit	190,372	6.6%	157,914	5.9%
Commercial loans:
Other commercial loans	339,622	11.5%	320,162	12.0%
Agricultural	102,754	3.6%	81,051	3.0%
State, county, and municipal loans	23,299	0.8%	26,130	0.9%
Total commercial loans	465,675	15.9%	427,343	15.9%
Consumer loans	53,139	1.8%	52,686	2.0%
Total gross loans	2,937,264	101.7%	2,722,191	101.6%
Allowance for credit losses	(41,187)	-1.4%	(36,011)	-1.3%
Net discounts	(1)	0.0%	(4)	0.0%
Net deferred loan fees	(9,772)	-0.3%	(8,671)	-0.3%
Net loans	$2,886,304	100.0%	$2,677,505	100.0%

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

Real estate loans are the largest component of our loan portfolio and include residential real estate loans, commercial real estate loans, and construction and land development loans. At September 30, 2026, this category totaled $2.23 billion, or 75.86% of total gross loans, compared to $2.08 billion, or 76.57%, at December 31, 2025. Real estate loans increased $143.8 million, or 6.90%, during the period December 31, 2025 to September 30, 2026. Commercial loans increased $38.3 million, or 8.97% during the same period. Our management team and lending officers have a great deal of experience and expertise in real estate lending and commercial lending.

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

The repayment of loans is a source of additional liquidity for us. The following table sets forth our variable rate and fixed rate loans maturing within specific intervals at September 30, 2026.

LOAN MATURITY AND SENSITIVITY TO CHANGES IN INTEREST RATES

		Over one	Over five
	One year	year through	years through	Over fifteen
Variable Rate Loans:	or less	five years	fifteen years	years	Total
Residential real estate:
Closed-end 1-4 family - first lien	$9,914	$11,508	$8,220	$553,212	$582,854
Closed-end 1-4 family - junior lien	2,714	1,276	763	119	4,872
Multi-family	534	22,503	-	-	23,037
Total residential real estate	13,162	35,287	8,983	553,331	610,763
Commercial real estate:
Nonfarm nonresidential	19,384	52,995	11,888	12,413	96,680
Farmland	1,665	4,561	-	-	6,226
Total commercial real estate	21,049	57,556	11,888	12,413	102,906
Construction and land development:
Residential	32,685	2,783	-	36,470	71,938
Other	38,108	12,753	10,911	-	61,772
Total construction and land development	70,793	15,536	10,911	36,470	133,710
Home equity lines of credit	9,447	8,421	145,163	-	163,031
Commercial loans:
Other commercial loans	78,335	61,161	9,229	118	148,843
Agricultural	74,352	1,832	-	-	76,184
State, county, and municipal loans	-	-	-	-	-
Total commercial loans	152,687	62,993	9,229	118	225,027
Consumer loans	2,376	1,166	-	-	3,542
Total gross variable rate loans	$269,514	$180,959	$186,174	$602,332	$1,238,979

		Over one	Over five
	One year	year through	years through	Over fifteen
Fixed Rate Loans:	or less	five years	fifteen years	years	Total
Residential real estate:
Closed-end 1-4 family - first lien	$63,176	$163,408	$54,947	$108,009	$389,540
Closed-end 1-4 family - junior lien	2,263	11,028	465	282	14,038
Multi-family	7,659	36,612	2,873	3,857	51,001
Total residential real estate	73,098	211,048	58,285	112,148	454,579
Commercial real estate:
Nonfarm nonresidential	66,111	447,776	175,303	983	690,173
Farmland	8,431	71,115	9,770	162	89,478
Total commercial real estate	74,542	518,891	185,073	1,145	779,651
Construction and land development:
Residential	55,139	1,054	44	310	56,547
Other	18,445	54,291	16,555	631	89,922
Total construction and land development	73,584	55,345	16,599	941	146,469
Home equity lines of credit	1,514	1,069	24,758	-	27,341
Commercial loans:
Other commercial loans	20,477	125,864	44,438	-	190,779
Agricultural	6,188	17,553	2,829	-	26,570
State, county, and municipal loans	2,126	9,356	11,817	-	23,299
Total commercial loans	28,791	152,773	59,084	-	240,648
Consumer loans	7,643	25,735	15,712	507	49,597
Total fixed rate gross loans	$259,172	$964,861	$359,511	$114,741	$1,698,285

		Over one	Over five
	One year	year through	years through	Over fifteen
Total Loans:	or less	five years	fifteen years	years	Total
Residential real estate:
Closed-end 1-4 family - first lien	$73,090	$174,916	$63,167	$661,221	$972,394
Closed-end 1-4 family - junior lien	4,977	12,304	1,228	401	18,910
Multi-family	8,193	59,115	2,873	3,857	74,038
Total residential real estate	86,260	246,335	67,268	665,479	1,065,342
Commercial real estate:
Nonfarm nonresidential	85,495	500,771	187,191	13,396	786,853
Farmland	10,096	75,676	9,770	162	95,704
Total commercial real estate	95,591	576,447	196,961	13,558	882,557
Construction and land development:
Residential	87,824	3,837	44	36,780	128,485
Other	56,553	67,044	27,466	631	151,694
Total construction and land development	144,377	70,881	27,510	37,411	280,179
Home equity lines of credit	10,961	9,490	169,921	-	190,372
Commercial loans:
Other commercial loans	98,812	187,025	53,667	118	339,622
Agricultural	80,540	19,385	2,829	-	102,754
State, county, and municipal loans	2,126	9,356	11,817	-	23,299
Total commercial loans	181,478	215,766	68,313	118	465,675
Consumer loans	10,019	26,901	15,712	507	53,139
Total gross loans	$528,686	$1,145,820	$545,685	$717,073	$2,937,264

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

The following table presents a summary of changes in the allowance for credit losses for the periods indicated (amounts in thousands).

	As of and for the		As of and for the
	Three Months Ended:		Nine Months Ended:
	September 30,	September 30,	September 30,	September 30,
	2026	2025	2026	2025
Allowance for credit losses at beginning of period	$39,758	$33,551	$36,011	$32,088
Charge-offs:
Mortgage loans on real estate:
Residential real estate	100	26	198	75
Commercial real estate	-	-	-	1,514
Construction and land development	-	-	-	-
Total mortgage loans on real estate	100	26	198	1,589
Home equity lines of credit	-	-	-	-
Commercial	519	209	779	728
Consumer	30	26	109	164
Total	649	261	1,086	2,481

Recoveries:
Mortgage loans on real estate:
Residential real estate	8	28	29	40
Commercial real estate	2	4	16	8
Construction and land development	-	-	2	-
Total mortgage loans on real estate	10	32	47	48
Home equity lines of credit	-	-	-	9
Commercial	47	22	135	283
Consumer	8	13	41	38
Total	65	67	223	378

Net charge-offs	584	194	863	2,103
Provision for credit losses	2,013	1,686	6,039	5,058
Allowance for credit losses at end of period	$41,187	$35,043	$41,187	$35,043

Total loans outstanding, net of deferred loan fees	2,927,491	2,640,217	2,927,491	2,640,217
Average loans outstanding, net of deferred loan fees	2,880,403	2,594,511	2,798,335	2,549,652
Allowance for credit losses to period end loans	1.41%	1.33%	1.41%	1.33%
Net charge-offs to average loans (annualized)	0.08%	0.03%	0.04%	0.11%

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

	September 30, 2026		December 31, 2025
		Percent of		Percent of
	Amount	Total	Amount	Total
Mortgage loans on real estate:
Residential real estate	$10,411	25.3%	$8,635	23.9%
Commercial real estate	13,811	33.5%	12,138	33.7%
Construction and land development	4,162	10.1%	3,599	10.0%
Total mortgage loans on real estate	28,384	68.9%	24,372	67.6%
Home equity lines of credit	3,220	7.8%	2,443	6.8%
Commercial	8,961	21.8%	8,700	24.2%
Consumer	622	1.5%	496	1.4%
Total	$41,187	100.0%	$36,011	100.0%

Nonperforming Assets

The following table presents our nonperforming assets as of the dates indicated (amounts in thousands):

	September 30,		December 31,
	2026	2025	2025
Nonaccrual loans	$14,846	$7,532	$10,644
Accruing loans past due 90 days or more	-	-	1,231
Total nonperforming loans	14,846	7,532	11,875
Foreclosed assets	1,922	1,990	1,537
Total nonperforming assets	$16,768	$9,522	$13,412

Allowance for credit losses to period end loans	1.41%	1.33%	1.33%
Allowance for credit losses to period end nonperforming loans	277.43%	465.19%	303.25%
Net charge-offs to average loans (annualized)	0.04%	0.11%	0.13%
Nonperforming assets to period end loans and foreclosed property	0.57%	0.36%	0.49%
Nonperforming loans to period end loans	0.51%	0.29%	0.44%
Nonperforming assets to total assets	0.41%	0.25%	0.35%
Period end loans	$2,927,491	$2,640,217	$2,713,516
Period end total assets	$4,094,342	$3,844,608	$3,787,385
Allowance for credit losses	$41,187	$35,043	$36,011
Average loans for the period	$2,798,335	$2,549,652	$2,590,122
Net charge-offs for the period	$863	$2,103	$3,321
Period end loans plus foreclosed property	$2,929,413	$2,642,207	$2,715,053

Accrual of interest is discontinued on a loan when management believes, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that the collection of interest is doubtful. In addition to consideration of these factors, loans that are past due 90 days or more are generally placed on nonaccrual status. When a loan is placed on nonaccrual status, all accrued interest on the loan is reversed and deducted from earnings as a reduction of reported interest income. No additional interest is accrued on the loan balance until collection of both principal and interest becomes reasonably certain. Payments received while a loan is on nonaccrual status will generally be applied to the outstanding principal balance. When a problem loan is finally resolved, there may ultimately be an actual write-down or charge-off of the principal balance of the loan that would necessitate additional charges to the allowance for credit losses. The nonperforming loans classification is made up of all loans 90 days or more past due and loans on nonaccrual status.

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

The following table details the composition of our deposit portfolio as of September 30, 2026, and December 31, 2025.

	September 30, 2026		December 31, 2025
		Percent of		Percent of
	Amount	Total	Amount	Total
Demand deposits, non-interest bearing	$756,399	20.9%	$666,615	20.0%
Demand deposits, interest bearing	913,826	25.3%	830,412	25.0%
Money market accounts	1,004,698	27.8%	912,537	27.4%
Savings deposits	129,224	3.6%	117,236	3.5%
Time certificates of $250 thousand or more	460,110	12.7%	454,244	13.7%
Other time certificates	349,785	9.7%	346,079	10.4%
Totals	$3,614,042	100.0%	$3,327,123	100.0%

Total deposits were $3.61 billion at September 30, 2026, an increase of $286.9 million from December 31, 2025 with the increase resulting mainly in the balances of money market accounts and demand deposit accounts. Some of our demand deposit accounts are seasonal and have expected balance fluctuations. The seasonality of these demand deposits is related to property tax collections and to agricultural production.

The following table presents the Bank’s time certificates of deposits by various maturities as of September 30, 2026 (amounts in thousands).

	All Time Deposits	Time Deposits $250 or more	Time Deposits less than $250
Three months or less	$286,105	$139,588	$146,517
Greater than three months through six months	273,008	169,831	103,177
Greater than six months through one year	212,119	132,009	80,110
Greater than one year through three years	33,671	16,627	17,044
Greater than three years	4,992	2,055	2,937
Total	$809,895	$460,110	$349,785

At September 30, 2026, estimated uninsured deposits, including public deposits pledged to the Security for Alabama Funds Enhancement (SAFE) Program, totaled approximately $1.57 billion, or 43.4% of total deposits, compared with approximately $1.38 billion, or 41.6% of total deposits, at December 31, 2025. Uninsured deposits, excluding the public deposits pledged to the SAFE Program, totaled 26.4% of total deposits and 25.7% of total deposits as of September 30, 2026, and December 31, 2025, respectively.

Other Funding Sources

We supplement our deposit funding with wholesale funding when needed for balance sheet planning and management or when the terms are attractive and will not disrupt our offering rates in our markets. A source we have used for wholesale funding is the Federal Home Loan Bank of Atlanta (FHLB). The line of credit with the FHLB is secured by pledges of various loans in our loan portfolio. At September 30, 2026, the FHLB line of credit available was $484.1 million and at December 31, 2025 it was $456.8 million. As of September 30, 2026 and December 31, 2025, we had $100.0 million Federal Home Loan Bank advances outstanding, respectively. We also have lines of credit for federal funds borrowings with other banks that totaled $100.0 million at September 30, 2026 and December 31, 2025, respectively. Furthermore, we have pledged certain loans to the Federal Reserve Bank (FRB) to secure a line of credit. At September 30, 2026, the FRB line of credit available was $425.3 million and at December 31, 2025, the FRB line of credit available was $401.8 million. Another source that we have used for wholesale funding is the Federal Reserve Bank discount window. At both September 30, 2026 and December 31, 2025, we had no borrowings outstanding with the Federal Reserve Bank discount window.

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

Cash and cash equivalents at September 30, 2026 and December 31, 2025, were $172.9 million and $128.5 million, respectively. Based on recorded cash and cash equivalents, management believes River Financial Corporation’s liquidity resources were sufficient at September 30, 2026 to fund loans and meet other cash needs as necessary.

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

Financial instruments whose contract amount represents credit risk at September 30, 2026 and December 31, 2025 were as follows (amounts in thousands):

	September 30, 2026	December 31, 2025
Commitments to extend credit	$542,719	$450,991
Stand-by and performance letters of credit	10,135	8,786
Total	$552,854	$459,777

Contractual Obligations

While our liquidity monitoring and management considers both present and future demands for and sources of liquidity, the following table of contractual commitments focuses only on future obligations as of September 30, 2026 (amounts in thousands).

		Due after 1	Due after 3
	Due in 1	through	through	Due after
	year or less	3 years	5 years	5 years	Total
Deposits without a stated maturity	$2,804,147	$-	$-	$-	$2,804,147
Certificates of deposit of less than $250 thousand	329,804	17,044	2,937	-	349,785
Certificates of deposit of $250 thousand or more	441,428	16,627	2,055	-	460,110
Federal Home Loan Bank advances	100,000	-	-	-	100,000
Subordinated debt	-	-	40,000	-	40,000
Operating leases	1,335	1,957	1,641	4,529	9,462
Total contractual obligations	$3,676,714	$35,628	$46,633	$4,529	$3,763,504

Capital Position and Dividends

At September 30, 2026 and December 31, 2025, total stockholders’ equity was $310.5 million and $293.6 million, respectively. The increase of approximately $16.9 million resulted mainly from the net change in retained earnings and accumulated other comprehensive loss for the nine months ended September 30, 2026. Retained earnings for the first nine months of 2026 increased $35.2 million while accumulated other comprehensive loss also increased $18.9 million. The ratio of stockholders’ equity to total assets was 7.58% and 7.75% at September 30, 2026 and December 31, 2025, respectively.

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

Management believes, as of September 30, 2026 and December 31, 2025, that the Company and Bank meet all capital adequacy requirements to which they are subject. The following tables present the Company's and Bank’s capital amounts and ratios as of September 30, 2026 and December 31, 2025 with the required minimum levels for capital adequacy purposes including the capital conservation buffer under Basel III and minimum levels to be well capitalized (as defined) under the regulatory prompt corrective action regulations.

As of September 30, 2026:
					To Be Well Capitalized
			Required For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Regulations (1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
River Financial Corporation:
Total Capital (To Risk-Weighted Assets)	$408,830	14.239%	$301,482	>= 10.500%	N/A	N/A
Common Equity Tier 1 Capital (To Risk-Weighted Assets)	341,196	11.883%	200,987	>= 7.000%	N/A	N/A
Tier 1 Capital (To Risk-Weighted Assets)	341,196	11.883%	244,056	>= 8.500%	N/A	N/A
Tier 1 Capital (To Average Assets)	341,196	8.428%	161,929	>= 4.000%	N/A	N/A

River Bank:
Total Capital (To Risk-Weighted Assets)	$415,725	14.479%	$301,481	>= 10.500%	$287,125	>= 10.00%
Common Equity Tier 1 Capital (To Risk-Weighted Assets)	379,769	13.227%	200,988	>= 7.000%	186,631	>= 6.50%
Tier 1 Capital (To Risk-Weighted Assets)	379,769	13.227%	244,056	>= 8.500%	229,700	>= 8.00%
Tier 1 Capital (To Average Assets)	379,769	9.381%	161,928	>= 4.000%	202,410	>= 5.00%
(1) the prompt corrective action provisions are applicable at the Bank level only.

As of December 31, 2025:
					To Be Well Capitalized
			Required For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Regulations (1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
River Financial Corporation:
Total Capital (To Risk-Weighted Assets)	$378,693	13.848%	$287,146	>= 10.500%	N/A	N/A
Common Equity Tier 1 Capital (To Risk-Weighted Assets)	304,853	11.148%	191,430	>= 7.000%	N/A	N/A
Tier 1 Capital (To Risk-Weighted Assets)	304,853	11.148%	232,441	>= 8.500%	N/A	N/A
Tier 1 Capital (To Average Assets)	304,853	7.945%	153,489	>= 4.000%	N/A	N/A

River Bank:
Total Capital (To Risk-Weighted Assets)	$378,261	13.832%	$287,146	>= 10.500%	$273,472	>= 10.00%
Common Equity Tier 1 Capital (To Risk-Weighted Assets)	344,054	12.581%	191,431	>= 7.000%	177,758	>= 6.50%
Tier 1 Capital (To Risk-Weighted Assets)	344,054	12.581%	232,452	>= 8.500%	218,779	>= 8.00%
Tier 1 Capital (To Average Assets)	344,054	8.966%	153,488	>= 4.000%	191,860	>= 5.00%
(1) the prompt corrective action provisions are applicable at the Bank level only.

River Financial Corporation’s principal source of funds for dividend payments and debt service is dividends received from River Bank. There are statutory limitations on the payment of dividends by River Bank to River Financial Corporation. As of September 30, 2026, the maximum amount the Bank could dividend to River Financial Corporation without prior regulatory authority approval was approximately $91.5 million. In addition to dividend restrictions, federal statutes prohibit unsecured loans from banks to bank holding companies.

During the nine months ending September 30, 2026 there were 8,500 incentive stock options issued with a weighted average exercise price of $34.58 per share. During the same period, there were 67,594 incentive stock options exercised at a weighted average exercise price of $17.65 per share. Included in the 67,594 incentive stock options exercised during the same period were 3,042 cashless stock options. During the same period, there were no incentive stock options forfeited. During the same period, there were no stock options that expired. A total of 256,100 incentive stock options were outstanding as of September 30, 2026 with a weighted average exercise price of $28.58 per share and a weighted average remaining life of 3.79 years.

During the nine months ending September 30, 2026 there were 17,650 restricted stock grants issued with a weighted average issue price of $32.70 per share. During the same time period, there were 33,600 stock grants that vested with a weighted average issue price of $31.50. During the same time period, there were 400 stock grants forfeited with a weighted average issue price of $31.25. A total of 119,183 restricted stock grants remained nonvested as of September 30, 2026 with a weighted average remaining life of 2.13 years.

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

The following table illustrates our interest rate sensitivity at September 30, 2026, assuming the relevant assets and liabilities are collected and paid, respectively, based upon historical experience rather than their stated maturities (amounts in thousands).

	0-1 Mos	1-3 Mos	3-12 Mos	1-2 Yrs	2-3 Yrs	>3 Yrs	Total
Interest earning assets
Loans	$730,465	$145,841	$519,429	$447,339	$318,349	$766,068	$2,927,491
Securities	18,978	19,110	57,543	75,314	77,352	537,784	786,081
Certificates of deposit in banks	-	2,500	-	250	-	218	2,968
Cash balances in banks	97,612	-	-	-	-	-	97,612
Federal funds sold	34,000	-	-	-	-	-	34,000
Total interest earning assets	$881,055	$167,451	$576,972	$522,903	$395,701	$1,304,070	$3,848,152

Interest bearing liabilities
Interest bearing transaction accounts	$552,015	$7,516	$33,819	$45,094	$45,094	$230,288	$913,826
Savings and money market accounts	482,360	12,228	55,023	73,361	73,361	437,589	1,133,922
Time deposits	123,093	163,710	484,580	26,694	6,832	4,986	809,895
Securities sold under agreements to repurchase	-	-	-	-	-	-	-
Federal Home Loan Bank advances	60,000	-	40,000	-	-	-	100,000
Subordinated debentures, net of loan costs	-	-	-	-	-	39,678	39,678
Total interest bearing liabilities	$1,217,468	$183,454	$613,422	$145,149	$125,287	$712,541	$2,997,321

Interest sensitive gap
Period gap	$(336,413)	$(16,003)	$(36,450)	$377,754	$270,414	$591,529	$850,831
Cumulative gap	$(336,413)	$(352,416)	$(388,866)	$(11,112)	$259,302	$850,831
Cumulative gap - Rate Sensitive Assets/ Rate Sensitive Liabilities	-8.7%	-9.2%	-10.1%	-0.3%	6.7%	22.1%

The Bank generally benefits from increasing market interest rates when it has an asset-sensitive gap (a positive number) and generally benefits from decreasing market interest rates when it is liability sensitive (a negative number). As shown in the table above, the Bank is liability sensitive on a cumulative basis through 2 years and asset sensitive for the greater than 2 years time frame. The interest sensitivity analysis presents only a static view of the timing and repricing opportunities, without taking into consideration that changes in interest rates do not affect all assets and liabilities equally. For example, rates paid on a substantial portion of core deposits may change contractually within a relatively short time frame, but those are viewed by management as significantly less interest sensitive than market-based rates such as those paid on non-core deposits. For this and other reasons, management relies more upon the simulations analysis (as noted above) in managing interest rate risk. Net interest income may be impacted by other significant factors in a given interest rate environment, including changes in volume and mix of interest earning assets and interest bearing liabilities.

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

	Impact on net interest income
	As of	As of
	September 30, 2026	December 31, 2025
Change in prevailing rates:
+ 400 basis points	(9.24)%	(8.32)%
+ 300 basis points	(6.81)%	(5.75)%
+ 200 basis points	(4.44)%	(3.35)%
+ 100 basis points	(2.18)%	(0.98)%
+ 0 basis points	-	-
- 100 basis points	0.04%	(2.49)%
- 200 basis points	(1.22)%	(2.87)%
- 300 basis points	(1.42)%	(2.59)%
- 400 basis points	0.02%	(1.89)%

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This item is not applicable to smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company has carried out an evaluation under the supervision and with participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even the effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2026, the Company’s disclosure controls and procedures are effective in ensuring that material information relating to the Company required to be disclosed in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods and is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the nine months ended September 30, 2026 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Pending Legal Proceedings

Between July 1, 2026, and August 12, 2026, certain customers of River Bank filed a total of five lawsuits against River Financial and River Bank in the Circuit Courts of Autauga County (three suits), Alabama, and Macon County (two suits), Alabama. The lawsuits arise from a June 2026 cybersecurity incident experienced by River Bank. See Note 12 – Loss Contingencies, Notes to Unaudited Consolidated Financial Statements.

The complaints allege, among other things, that River Bank failed to adequately protect its customers’ personal information in connection with the June 2026 cybersecurity incident. The plaintiffs in each case have not alleged any actual financial loss that they incurred as a result of the June 2026 cybersecurity incident; however, they seek damages and attorneys’ fees.

On October 20, 2026, the Circuit Court of Macon County consolidated the five actions (and any subsequently filed actions with similar allegations) to the court and temporarily stayed the actions to permit River Bank to continue to conduct its investigation regarding the facts at issue. The consolidated actions are now referred to as: “In re River Financial Data Incident Litigation” in the Circuit Court of Macon County, Alabama.

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

RIVER FINANCIAL CORPORATION

Date: November 12, 2026	By:	/s/ James M. Stubbs
James M. Stubbs
Chief Executive Officer (principal executive officer)

Date: November 12, 2026	By:	/s/ Jason B. Davis
Jason B. Davis
Chief Financial Officer